Form 10-K/A
period 2007-12-31
SANDRIDGE ENERGY INC
filed 2008-03-18
CIK 1349436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-33784

SANDRIDGE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8084793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 N.W. Expressway, Suite 1600, Oklahoma
City, Oklahoma	73118
(Address of principal executive offices)	(Zip Code)
(405) 753-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	New York Stock Exchange
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

EXPLANATORY NOTE
SandRidge Energy, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to include a corrected signature page reflecting conformed signatures for all officers and directors who signed the Company’s Form 10-K filed with the Securities and Exchange Commission on March 7, 2007 (the “Original Form 10-K”). Each such person manually signed the Original Form 10-K on March 7, 2008, but the Original Form 10-K incorrectly indicated that they signed through an attorney-in-fact. In addition, the Exhibit Index included in this amendment omits from the list “Exhibit 24.1 — Power of Attorney (included on signature page),” which appeared in the Original Form 10-K Exhibit Index. We are also furnishing with this amendment current certifications required by Rule 12b-15 of the Securities Exchange Act of 1934.
Except as described above, there are no other changes to the Original Form 10-K, and this amendment does not speak to, or reflect, events occurring after the filing of the Original Form 10-K.

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

Signature	Title	Date
/s/ Tom L. Ward Tom L. Ward	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 7, 2008
/s/ Dirk M. Van Doren Dirk M. Van Doren	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 7, 2008
/s/ Randall D. Cooley Randall D. Cooley	Senior Vice President — Accounting (Principal Accounting Officer)	March 7, 2008
/s/ Dan Jordan Dan Jordan	Director	March 7, 2008
/s/ Bill Gilliland Bill Gilliland	Director	March 7, 2008
/s/ Roy T. Oliver, Jr. Roy T. Oliver, Jr.	Director	March 7, 2008
/s/ Stuart W. Ray Stuart W. Ray	Director	March 7, 2008
/s/ D. Dwight Scott D. Dwight Scott	Director	March 7, 2008
/s/ Jeff Serota Jeff Serota	Director	March 7, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2008.

SANDRIDGE ENERGY, INC.
By	/s/ Tom L. Ward
Tom L. Ward,
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Filed Herewith (*) or
Exhibit		Incorporated by	File
Number	Description	Reference to Exhibit No.	Number
3.1	Certificate of Incorporation	3.1 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
3.2	Certificate of Designation of convertible preferred stock	3.2 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
3.3	Bylaws	3.3 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.1	Specimen Stock Certificate representing common stock	4.1 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.2	Resale Registration Rights Agreement, dated December 21, 2005, by and between SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and Banc of America Securities, LLC	4.2 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.2.1	Form of Consent to Amend December 21, 2005 Resale Registration Rights Agreement, dated June 13, 2006	4.11 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.2.2	Form of Consent to Amend December 21, 2005 Resale Registration Rights Agreement, dated April 23, 2007	4.12 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.2.3	Form of Consent to Amend December 21, 2005 Resale Registration Rights Agreement, dated October 4, 2007	4.13 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.3	Registration Rights Agreement, dated November 21, 2006, by and among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and the Purchasers party thereto	4.3 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.3.1	Form of Consent to Amend November 21, 2006 Registration Rights Agreement, dated October 4, 2007	4.14 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.4	Securities Purchase Agreement, dated November 21, 2006, by and among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and the Purchasers party thereto	4.4 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.5	Specimen Stock Certificate representing convertible preferred stock	4.5 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.6	Form of Warrant to Purchase Convertible Preferred Stock	4.6 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.7	Amended and Restated Shareholders Agreement, dated April 4, 2007, among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and certain shareholders	4.7 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.8	Registration Rights Agreement, dated March 20, 2007, by and among SandRidge Energy, Inc. and the several purchasers party thereto	4.8 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.8.1	Form of Consent to Amend March 20, 2007 Registration Rights Agreement, dated October 4, 2007	4.15 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956

Filed Herewith (*) or
Exhibit		Incorporated by	File
Number	Description	Reference to Exhibit No.	Number
4.9	Stock Purchase Agreement, dated February 12, 2007, by and among SandRidge Energy, Inc. and each of the investors signatory thereto	4.9 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
4.10	Shareholders Agreement, dated March 20, 2007, by and among SandRidge Energy, Inc. and certain common shareholders	4.10 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.1†	Executive Nonqualified Excess Plan#
10.2†	2005 Stock Plan of SandRidge Energy, Inc.	10.2 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.2.1†	Form of Restricted Stock Award Agreement under 2005 Stock Plan#
10.3†	Employment Participation Plan of SandRidge Energy, Inc.	10.3 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.4†	Well Participation Plan of SandRidge Energy, Inc	10.4 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.5.1†	Employment Agreement of Tom L. Ward, dated June 8, 2006	10.11 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.5.2†	Employment Agreement of Larry K. Coshow, dated September 2, 2006	10.12 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.6†	Form of Indemnification Agreement for directors and officers	10.5 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.7
Senior Credit Facility, dated November 21, 2006, by and among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Lead Arranger and Book Running Manager
		10.6 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.7.1	Amendment No. 1 to Senior Credit Facility, dated November 21, 2006 by and among SandRidge Energy, Inc.	10.9 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.7.2	Amendment No. 2 to Senior Credit Facility, dated November 21, 2006	10.10 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.8
Senior Bridge Facility, dated November 21, 2006, by and among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and Banc of America Bridge LLC, as the Initial Bridge Lender and Banc of America Securities LLC, Credit Suisse Security, Goldman, Sachs Credit Partners L.P., and Lehman Brothers, Inc. as joint lead arrangers and book runners
		10.7 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.9	Credit Agreement, dated March 22, 2007 by and among SandRidge Energy, Inc. and Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Lead Arranger	10.8 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.10	Partnership Interest Purchase Agreement, dated November 21, 2005 by and among Riata Energy, Inc. and Matthew McCann	10.13 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.11	Purchase and Sale Agreement, dated December 4, 2005 by and between Gillco Energy, LP, as Seller and Riata Energy, Inc., Riata Piceance, LLC, MidContinent Resources, LLC, and ROC Gas Company, as Buyer	10.14 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956

Filed Herewith (*) or
Exhibit		Incorporated by	File
Number	Description	Reference to Exhibit No.	Number
10.12
Purchase and Sale Agreement, dated December 4, 2005 by and between Wallace Jordan, LLC and Daniel White Jordan, as Sellers and Riata Energy, Inc., Sierra Madera CO 2 Pipeline, LLC, Riata Piceance, LLC, and
		10.15 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
ROC Gas Company, as Buyers
10.13	Purchase and Sale Agreement, dated August 29, 2006 by and among Alsate Management and Investment Company and Longfellow Ranch Partners, LP	10.16 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.14	Purchase and Sale Agreement, dated June 7, 2007 by and between Wallace Jordan, LLC and SandRidge Energy, Inc.	10.17 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.15	Office Lease Agreement, dated March 6, 2006 by and between 1601 Tower Properties, L.L.C. and Riata Energy, Inc.	10.18 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.15.1	First Amendment, dated October 19, 2006 to Office Lease Agreement, dated March 6, 2006	10.19 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
10.16	Letter Agreement for Acquisition of Properties, dated September 21, 2007 by and between SandRidge Energy, Inc., Longfellow Energy, LP, Dalea Partners, LP and N. Malone Mitchell, 3rd	10.21 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
21.1	Subsidiaries of SandRidge Energy, Inc.	21.1 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
23.1	Consent of PricewaterhouseCoopers LLP#
23.2	Consent of DeGolyer and MacNaughton#
23.3	Consent of Netherland, Sewell & Associates, Inc.#
23.4	Consent of Harper & Associates, Inc.#
31.1	Section 302 Certification — Chief Executive Officer##	*
31.2	Section 302 Certification — Chief Financial Officer##	*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer#

†	Management contract or compensatory plan or arrangement

#	Filed or furnished as an Exhibit to our Original Form 10-K filed March 7, 2008.

##	Our original Section 302 certifications pursuant to Rule 13a-14(a) are filed with our Original Form 10-K filed March 7, 2008. The certifications filed with this amendment are limited to the matters addressed herein.
     Note: Debt instruments of the Company defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of its consolidated assets have been omitted and will be provided to the Commission upon request.