Form 10-Q
period 2008-06-30
SANDRIDGE ENERGY INC
filed 2008-08-07
CIK 1349436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 31, 2008, 165,671,654 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended June 30, 2008

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Various statements contained in this report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements include projections and estimates concerning 2008 capital expenditures, the timing and success of specific projects such as the results from drilling natural gas and crude oil wells and construction of natural gas treating facilities, outcomes and effects of litigation, claims and disputes and elements of our business strategy. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, the opportunities that may be presented to and pursued by us, competitive actions by other companies, changes in laws or regulations and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1.	Financial Statements

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$275,888	$63,135
Accounts receivable, net:
Trade	143,974	94,741
Related parties	20,893	20,018
Derivative contracts	1,534	21,958
Inventories	6,476	3,993
Deferred income taxes	1,430	1,820
Costs incurred in excess of billings	39,809	—
Other current assets	21,696	20,787

Total current assets	511,700	226,452
Natural gas and crude oil properties, using full cost method of accounting
Proved	3,519,253	2,848,531
Unproved	259,610	259,610
Less: accumulated depreciation and depletion	(363,879)	(230,974)

	3,414,984	2,877,167

Other property, plant and equipment, net	540,737	460,243
Derivative contracts	11,063	270
Investments	9,371	7,956
Restricted deposits	32,684	31,660
Other assets	45,271	26,818

Total assets	$4,565,810	$3,630,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,874	$15,350
Accounts payable and accrued expenses:
Trade	295,751	215,497
Related parties	3,561	395
Asset retirement obligation	1,524	864
Derivative contracts	225,858	—

Total current liabilities	542,568	232,106
Long-term debt	1,794,160	1,052,299
Other long-term obligations	16,817	16,817
Asset retirement obligation	61,776	57,716
Deferred income taxes	6,622	49,350

Total liabilities	2,421,943	1,408,288

Commitments and contingencies (Note 12)
Minority interest	1,464	4,672
Redeemable convertible preferred stock, $0.001 par value, 2,625 shares authorized; 0 and 2,184 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	450,715
Stockholders’ equity:
Preferred stock, $0.001 par value; 47,375 shares authorized; no shares issued and outstanding in 2008 and 2007	—	—
Common stock, $0.001 par value, 400,000 shares authorized; 166,315 issued and 164,991 outstanding at June 30, 2008 and 141,847 issued and 140,391 outstanding at December 31, 2007	163	140
Additional paid-in capital	2,154,267	1,686,113
Treasury stock, at cost	(18,043)	(18,578)
Retained earnings	6,016	99,216

Total stockholders’ equity	2,142,403	1,766,891

Total liabilities and stockholders’ equity	$4,565,810	$3,630,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Natural gas and crude oil	$292,134	$116,274	$497,621	$206,450
Drilling and services	11,957	12,349	24,291	40,244
Midstream and marketing	69,488	25,914	115,897	52,101
Other	4,471	4,526	9,327	9,332

Total revenues	378,050	159,063	647,136	308,127
Expenses:
Production	40,254	27,044	74,442	49,018
Production taxes	13,519	4,993	22,739	7,926
Drilling and services	5,066	5,349	12,235	24,126
Midstream and marketing	64,733	23,327	105,151	46,747
Depreciation, depletion and amortization — natural gas and crude oil	72,256	38,015	137,332	70,699
Depreciation, depletion and amortization — other	15,780	12,103	33,745	22,263
General and administrative	26,203	12,892	47,197	25,360
Loss (gain) on derivative contracts	159,768	(39,162)	296,612	(15,981)
Gain on sale of assets	(7,734)	(658)	(7,711)	(659)

Total expenses	389,845	83,903	721,742	229,499

(Loss) income from operations	(11,795)	75,160	(74,606)	78,628

Other income (expense):
Interest income	1,333	2,138	2,145	3,127
Interest expense	(22,223)	(24,679)	(47,395)	(60,108)
Minority interest	(16)	(11)	(851)	(157)
Income from equity investments	556	1,139	1,415	2,164
Other income, net	955	400	939	499

Total other (expense) income	(19,395)	(21,013)	(43,747)	(54,475)

(Loss) income before income tax (benefit) expense	(31,190)	54,147	(118,353)	24,153
Income tax (benefit) expense	(10,847)	19,583	(41,385)	9,082

Net (loss) income	(20,343)	34,564	(76,968)	15,071
Preferred stock dividends and accretion	6,650	12,294	16,232	21,260

(Loss applicable) income available to common stockholders	$(26,993)	$22,270	$(93,200)	$(6,189)

Basic and diluted (loss) income per share (applicable) available to common stockholders	$(0.17)	$0.21	$(0.63)	$(0.06)

Weighted average number of common shares outstanding:
Basic	155,204	107,524	148,124	100,025

Diluted	155,204	108,602	148,124	100,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
	(Unaudited)
	(In thousands)

Six months ended June 30, 2008:
Balance, December 31, 2007	$140	$1,686,113	$(18,578)	$99,216	$1,766,891
Purchase of treasury stock	—	—	(1,908)	—	(1,908)
Common stock issued under retirement plan	—	2,566	2,443	—	5,009
Accretion on redeemable convertible preferred stock	—	—	—	(7,636)	(7,636)
Redeemable convertible preferred stock dividend	—	—	—	(8,596)	(8,596)
Stock-based compensation	—	7,260	—	—	7,260
Conversion of redeemable convertible preferred stock to common stock	23	458,328	—	—	458,351
Net loss	—	—	—	(76,968)	(76,968)

Balance, June 30, 2008	$163	$2,154,267	$(18,043)	$6,016	$2,142,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(76,968)	$15,071
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	171,077	92,962
Debt issuance cost amortization	2,445	13,822
Deferred income taxes	(42,338)	9,082
Unrealized loss (gain) on derivative contracts	235,489	(16,774)
Gain on sale of assets	(7,711)	(659)
Interest income — restricted deposits	(243)	(660)
Income from equity investments	(1,415)	(2,163)
Stock-based compensation	7,260	2,259
Minority interest	851	157
Changes in operating assets and liabilities	8,387	67,747

Net cash provided by operating activities	296,834	180,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(934,301)	(492,144)
Proceeds from sale of assets	153,191	2,807
Loans to unconsolidated investees	(4,000)	—
Fundings of restricted deposits	(781)	(3,973)

Net cash used in investing activities	(785,891)	(493,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,408,000	1,152,772
Repayments of borrowings	(665,615)	(1,154,443)
Dividends paid — preferred	(17,552)	(15,409)
Minority interest (distributions) contributions	(4,059)	522
Proceeds from issuance of common stock	—	319,966
Purchase of treasury stock	(1,908)	(1,572)
Debt issuance costs	(17,056)	(26,119)

Net cash provided by financing activities	701,810	275,717

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	212,753	(36,749)
CASH AND CASH EQUIVALENTS, beginning of year	63,135	38,948

CASH AND CASH EQUIVALENTS, end of period	$275,888	$2,199

Supplemental Disclosure of Noncash Investing and Financing Activities:
Insurance premiums financed	$—	$1,496
Accretion on redeemable convertible preferred stock	$7,636	$705
Redeemable convertible preferred stock dividends, net of dividends paid	$—	$8,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

Nature of Business.  SandRidge Energy, Inc., together with its subsidiaries (collectively, the “Company” or “SandRidge”), is a natural gas and crude oil company with its principal focus on exploration, development and production. SandRidge also owns and operates natural gas gathering and processing facilities and CO2 treating and transportation facilities and has marketing and tertiary oil recovery operations. In addition, SandRidge owns and operates drilling rigs and a related oil field services business under the Lariat Services, Inc. brand name. SandRidge’s primary exploration, development and production areas are concentrated in West Texas. The Company also operates significant interests in the Mid-Continent, the Cotton Valley Trend in East Texas, the Gulf Coast and the Gulf of Mexico.

Interim Financial Statements.  The accompanying condensed consolidated financial statements as of December 31, 2007 have been derived from the audited financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2007 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the information in the Company’s unaudited condensed consolidated financial statements have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2007 Form 10-K.

2.	Significant Accounting Policies

For a description of the Company’s accounting policies, refer to Note 1 of the consolidated financial statements included in the 2007 Form 10-K.

Reclassifications.  Certain reclassifications have been made in prior period financial statements to conform with current period presentation.

Recent Accounting Pronouncements.  Effective January 1, 2008, SandRidge implemented Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements. SFAS No. 157 did not have an effect on the Company’s financial statements other than requiring additional disclosures regarding fair value measurements. See Note 5.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of FSP 157-2 is not expected to have a material impact on the Company’s financial condition, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company has not yet evaluated the potential impact of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes disclosure requirements to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company has not yet evaluated the potential impact of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosure, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company has not yet evaluated the potential impact of this standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS No. 162 is not expected to have an impact on the Company’s financial statements.

3.	Construction in Progress

In June 2008, the Company entered into an agreement with a subsidiary of Occidental Petroleum Corporation (“Occidental”) to construct a CO2 extraction plant (the “Century Plant”) located in Pecos County, Texas and associated compression and pipeline facilities for $800.0 million. Occidental will pay a minimum of 100% of the contract price (including any subsequent agreed-upon revisions) to the Company through periodic cost reimbursements based upon the percentage of the project completed. Upon start-up, the Century Plant will be owned and operated by Occidental for the purpose of extracting CO2 from delivered natural gas. The Company will deliver high CO2 natural gas to the Century Plant. Pursuant to a 30-year treating agreement executed simultaneously with the construction agreement, Occidental will extract CO2 from the Company’s delivered natural gas. The Company will retain all methane from the Century Plant and its other existing plants.

Construction of the Century Plant is accounted for using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Provisions for a contract loss are recognized when it has been determined that a loss will be incurred. Costs incurred in excess of billings during the six months ended June 30, 2008 were $39.8 million and are reported in the accompanying condensed consolidated balance sheet. During July 2008, the Company issued and received payment for a progress billing in the amount of $68.1 million. The $68.1 million billed included reimbursable costs incurred through June 30, 2008 plus additional billable costs as allowed under the terms of the contract.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Natural gas and crude oil properties:
Proved	$3,519,253	$2,848,531
Unproved	259,610	259,610

Total natural gas and crude oil properties	3,778,863	3,108,141
Less accumulated depreciation and depletion	(363,879)	(230,974)

Net natural gas and crude oil properties capitalized costs	3,414,984	2,877,167

Land	1,344	1,149
Non natural gas and crude oil equipment	647,920	539,893
Buildings and structures	47,253	38,288

Total	696,517	579,330
Less accumulated depreciation, depletion and amortization	(155,780)	(119,087)

Net capitalized costs	540,737	460,243

Total property, plant and equipment	$3,955,721	$3,337,410

The Company completed the sale of all its assets located in the Piceance Basin of Colorado in May 2008. Net proceeds to the Company were approximately $147.2 million after closing adjustments. Assets sold included undeveloped acreage, working interests in wells, gathering and compression systems and other facilities related to the wells. The portion of the Company’s net proceeds attributable to its gathering and compression systems and facilities disposed exceeded the book basis of those assets resulting in a gain on sale of approximately $7.5 million. The sale of its acreage and working interests in wells was accounted for as an adjustment to the full cost pool, with no gain or loss recognized.

The amount of capitalized interest included in the above non natural gas and crude oil equipment balance at June 30, 2008 and December 31, 2007 was $3.8 million and $3.4 million, respectively.

5.	Fair Value Measurements

Effective January 1, 2008, the Company implemented SFAS No. 157 for its financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 by one year for certain nonfinancial assets and liabilities.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following categories:

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values below incorporates various factors required under SFAS No. 157.

Per SFAS No. 157, the Company has classified its derivative contracts into one of three levels based upon the data relied upon to determine the fair value. The fair values of the Company’s natural gas and crude oil swaps, crude oil collars and interest rate swap are based upon quotes obtained from counterparties to the derivative contracts. The Company reviews other readily available market prices for these derivative contracts; however, the Company does not have access to specific valuation models used by the counterparties. Included in these models are discount factors that the Company must estimate in its calculation. Therefore, these derivative contract assets and liabilities are classified as Level 3. The following table summarizes the valuation of the Company’s financial assets and liabilities as of June 30, 2008 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable	Assets/
	or Liabilities	Inputs	Inputs	(Liabilities) at
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value

Assets (liabilities):
Natural gas and crude oil derivative contracts	$—	$—	$(223,710)	$(223,710)
Interest rate swap	—	—	10,449	10,449

	$—	$—	$(213,261)	$(213,261)

The table below sets forth a reconciliation of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (in thousands):

Derivatives

Balance of Level 3, December 31, 2007	$22,228
Total gains or losses (realized/unrealized)	(136,038)
Purchases, issuances and settlements	(7,329)
Transfers in and out of Level 3	—

Balance of Level 3, March 31, 2008	$(121,139)

Total gains or losses (realized/unrealized)	(150,125)
Purchases, issuances and settlements	58,003
Transfers in and out of Level 3	—

Balance of Level 3, June 30, 2008	$(213,261)

Changes in unrealized gains (losses) on derivative contracts held as of June 30, 2008	$(235,489)

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Asset Retirement Obligation

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the period from December 31, 2007 to June 30, 2008 is as follows (in thousands):

Asset retirement obligation, December 31, 2007	$58,580
Liability incurred upon acquiring and drilling wells	2,829
Revisions in estimated cash flows	—
Liability settled in current period	(730)
Accretion of discount expense	2,621

Asset retirement obligation, June 30, 2008	63,300
Less: current portion	1,524

Asset retirement obligation, net of current	$61,776

7.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Senior credit facility	$—	$—
Other notes payable:
Drilling rig fleet and related oil field services equipment	40,791	47,836
Mortgage	19,243	19,651
Other equipment and vehicles	—	162
8.625% Senior Term Loan	—	650,000
Senior Floating Rate Term Loan	—	350,000
8.625% Senior Notes due 2015	650,000	—
Senior Floating Rate Notes due 2014	350,000	—
8.0% Senior Notes due 2018	750,000	—

Total debt	1,810,034	1,067,649
Less: current maturities of long-term debt	15,874	15,350

Long-term debt	$1,794,160	$1,052,299

Senior Credit Facility.  On November 21, 2006, the Company entered into a $750.0 million senior secured revolving credit facility (the “senior credit facility”). The senior credit facility matures on November 21, 2011 and is available to be drawn on and repaid without restriction so long as the Company is in compliance with its terms, including certain financial covenants. The initial proceeds of the senior credit facility were used to (i) partially finance the Company’s acquisition of NEG Oil & Gas LLC (“NEG”), (ii) refinance the existing senior secured revolving credit facility and NEG’s existing credit facility and (iii) pay fees and expenses related to the NEG acquisition and the existing credit facility.

The senior credit facility contains various covenants that limit the ability of the Company and certain of its subsidiaries to grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions, including under the senior notes (as discussed below).

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The senior credit facility also contains financial covenants, including maintenance of agreed upon levels for the (i) ratio of total funded debt to EBITDAX (as defined in the senior credit facility), (ii) ratio of EBITDAX to interest expense plus current maturities of long-term debt and (iii) current ratio. The Company was in compliance with all of the financial covenants under the senior credit facility as of June 30, 2008.

The obligations under the senior credit facility are secured by first priority liens on all shares of capital stock of each of the Company’s present and future subsidiaries; all intercompany debt of the Company and its subsidiaries; and substantially all of the Company’s assets and the assets of its guarantor subsidiaries, including proved natural gas and crude oil reserves representing at least 80% of the present discounted value (as defined in the senior credit facility) of proved natural gas and crude oil reserves reviewed in determining the borrowing base for the senior credit facility. Additionally, the obligations under the senior credit facility are guaranteed by certain Company subsidiaries.

At the Company’s election, interest under the senior credit facility is determined by reference to (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.25% and 2.00% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.00% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average interest rate paid on amounts outstanding under our senior credit facility was 4.10% and 4.30% for the three-month and six-month periods ended June 30, 2008, respectively.

The borrowing base of proved reserves was initially set at $300.0 million. The borrowing base was subsequently increased to $400.0 million on May 2, 2007, $700.0 million on September 14, 2007 and $1.2 billion on April 4, 2008. Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed loan amount, which was increased to $1.75 billion on April 4, 2008. The Company incurred additional costs related to the senior credit facility as a result of changes to the borrowing base. These costs have been deferred and are included in other assets on the accompanying condensed consolidated balance sheets. As a result of the private placement of $750.0 million of senior notes in May 2008 discussed below, the borrowing base was reduced to $1.1 billion. At June 30, 2008, the Company had no outstanding indebtedness under this facility.

Other Indebtedness.  The Company has financed a portion of its drilling rig fleet and related oil field services equipment through notes. At June 30, 2008, the aggregate outstanding balance of these notes was $40.8 million, with an annual fixed interest rate ranging from 7.64% to 8.67%. The notes have a final maturity date of December 1, 2011, require aggregate monthly installments of principal and interest in the amount of $1.2 million and are secured by the equipment. The notes have a prepayment penalty (currently ranging from 1% to 3%) that is triggered if the Company repays the notes prior to maturity.

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

Prior to 2007, the Company financed the purchase of various vehicles, oil field services equipment and other equipment through various notes payable. The aggregate outstanding balance of these notes as of December 31, 2006 was $4.5 million. These notes were substantially repaid during 2007. As of June 30, 2008, there were no amounts outstanding under these notes. The Company financed its insurance premium payment made in 2007. Also, in 2007, the Company repaid a $4.0 million loan incurred in 2005 for the purpose of completing a gas processing plant and pipeline in Colorado.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

8.625% Senior Term Loan and Senior Floating Rate Term Loan.  On March 22, 2007, the Company issued $1.0 billion of unsecured senior term loans. The closing of the senior term loans was generally contingent upon closing the private placement of common equity as described in Note 14. The senior term loans included both a floating rate term loan and a fixed rate term loan. A portion of the proceeds from the senior term loans was used to repay the Company’s $850.0 million senior bridge facility, which was paid in full in March 2007.

The Company issued a $350.0 million senior term loan at a variable rate with interest payable quarterly and principal due on April 1, 2014. The variable rate term loan bore interest, at the Company’s option, at LIBOR plus 3.625% or the higher of (i) the federal funds rate, as defined, plus 3.125% or (ii) a bank’s prime rate plus 2.625%.

The Company issued a $650.0 million senior term loan at a fixed rate of 8.625% with the principal due on April 1, 2015. Under the terms of the fixed rate term loan, interest was payable quarterly and during the first four years interest was payable, at the Company’s option, either entirely in cash or entirely with additional fixed rate term loans.

8.625% Senior Notes Due 2015 and Senior Floating Rate Notes Due 2014.  In May 2008, the Company completed an offer to exchange the senior term loans for senior unsecured notes with registration rights, as required under the senior term loan credit agreement. The Company issued $650.0 million of 8.625% Senior Notes due 2015 in exchange for an equal outstanding principal amount of its fixed rate term loan and $350.0 million of Senior Floating Rate Notes due 2014 in exchange for an equal outstanding principal amount of its variable rate term loan. The exchange was made pursuant to a non-public exchange offer that commenced on March 28, 2008 and expired on April 28, 2008. The newly issued senior notes have terms that are substantially identical to those of the exchanged senior term loans, except that the senior notes have been issued with registration rights.

In conjunction with the issuance of the senior notes, the Company entered into a Registration Rights Agreement pursuant to which it has agreed to file a registration statement with the SEC in connection with its offer to exchange the notes for substantially identical notes that are registered under the Securities Act of 1933, as amended (“Securities Act”). The Company is required to pay additional interest if it fails to register the exchange offer within specified time periods. The Company expects to complete the registration process for these notes by the end of third quarter 2008, subject to SEC review.

The 8.625% Senior Notes due 2015 bear interest at a fixed rate of 8.625% per annum with the principal due on April 1, 2015. Under the terms of the fixed rate senior notes, interest is payable semi-annually and, through the interest payment due on April 1, 2011, interest may be paid, at the Company’s option, either entirely in cash or entirely with additional fixed rate senior notes. If the Company elects to pay the interest due during any period in additional fixed rate senior notes, the interest rate will increase to 9.375% during that period. The Senior Floating Rate Notes due 2014 bear interest at LIBOR plus 3.625%, except for the period from April 1, 2008 to June 30, 2008, for which the interest rate was 6.323%. Interest is payable quarterly with principal due on April 1, 2014. The average interest rate paid on amounts outstanding under the Company’s floating rate senior notes for the three-month period ended June 30, 2008 was 6.323%.

In January 2008, the Company entered into an interest rate swap to fix the variable LIBOR interest rate on the variable rate term loan for the period from April 1, 2008 to April 1, 2011. As a result of the exchange of the variable rate term loan to Senior Floating Rate Notes, the interest rate swap is now being used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at an annual rate of 6.26% through April 2011. This swap has not been designated as a hedge.

On or after April 1, 2011, the Company may redeem some or all of the 8.625% Senior Notes at specified redemption prices. On or after April 1, 2009, the Company may redeem some or all of the Senior Floating Rate Notes at specified redemption prices.

The Company incurred $26.1 million of debt issuance costs in connection with the senior term loans. As the senior term loans were exchanged for senior notes with substantially identical terms, the remaining unamortized

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

debt issuance costs on the senior term loans will be amortized over the terms of the 8.625% Senior Notes and the Senior Floating Rate Notes. These costs are included in other assets on the accompanying condensed consolidated balance sheets.

8.0% Senior Notes Due 2018.  In May 2008, the Company issued $750.0 million of 8.0% Senior Notes due 2018. The Company used $478.0 million of the $735.0 million net proceeds from the offering to repay the total balance outstanding on the senior credit facility. The remaining proceeds are expected to be used to fund a portion of the Company’s 2008 capital expenditure program. The notes bear interest at a fixed rate of 8.0% per annum, payable semi-annually, with the principal due on June 1, 2018. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices.

In conjunction with the issuance of the 8.0% Senior Notes, the Company entered into a Registration Rights Agreement that requires the Company to cause these notes to become freely tradable by November 30, 2008. The Company expects the notes to become freely tradable 180 days after their issuance pursuant to Rule 144 under the Securities Act. The Company is required to pay additional interest if it fails to fulfill its obligations under the agreement within the specified time periods.

The Company incurred $15.8 million of debt issuance costs in connection with the offering of the 8.0% Senior Notes. These costs are included in other assets on the accompanying condensed consolidated balance sheet and amortized over the term of the notes.

Debt covenants under all of the senior notes include financial covenants similar to those of the senior credit facility and include limitations on the incurrence of indebtedness, payment of dividends, asset sales, certain asset purchases, transactions with related parties and consolidation or merger agreements. The Company was in compliance with all of the covenants under the senior notes as of June 30, 2008.

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

Interest Paid.  For the three months ended June 30, 2008 and 2007, interest payments, net of amounts capitalized, were $25.4 million and $1.0 million, respectively. For the six months ended June 30, 2008 and 2007, interest payments, net of amounts capitalized, were $50.8 million and $29.5 million, respectively.

8.	Other Long-Term Obligations

The Company has recorded a long-term obligation for amounts to be paid under a settlement agreement with Conoco, Inc. entered into in January 2007. The Company agreed to pay approximately $25.0 million plus interest, payable in $5.0 million increments on April 1, 2007, July 1, 2008, July 1, 2009, July 1, 2010 and July 1, 2011. On March 30, 2007, the Company made the first payment plus accrued interest. The payment made on July 1, 2008 has been included in accounts payable-trade in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007. The unpaid settlement amount of approximately $15.0 million has been included in other long-term obligations in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007.

9.	Derivative Contracts

The Company has entered into various derivative contracts including collars, fixed price swaps, basis swaps and interest rate swaps with counterparties. The contracts expire on various dates through December 31, 2011.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

At June 30, 2008, the Company’s open commodity derivative contracts consisted of the following:

Natural Gas

	Notional	Weighted Avg.
Period and Type of Contract	(MMcf)(1)	Fixed Price

July 2008 — September 2008
Price swap contracts	19,940	$8.60
Basis swap contracts	15,640	$(0.57)
October 2008 — December 2008
Price swap contracts	17,480	$8.67
Basis swap contracts	14,720	$(0.65)
January 2009 — March 2009
Price swap contracts	9,900	$10.05
Basis swap contracts	2,700	$(0.49)
April 2009 — June 2009
Price swap contracts	4,550	$9.27
Basis swap contracts	2,730	$(0.49)
July 2009 — September 2009
Price swap contracts	310	$9.67
Basis swap contracts	2,760	$(0.49)
October 2009 — December 2009
Basis swap contracts	2,760	$(0.49)
January 2011 — March 2011
Basis swap contracts	1,350	$(0.47)
April 2011 — June 2011
Basis swap contracts	1,365	$(0.47)
July 2011 — September 2011
Basis swap contracts	1,380	$(0.47)
October 2011 — December 2011
Basis swap contracts	1,380	$(0.47)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu

Crude Oil

	Notional	Weighted Avg.
Period and Type of Contract	(in MBbls)	Fixed Price

July 2008 — September 2008
Price swap contracts	225	$94.33
Collar contracts	27	$50.00 — 82.60
October 2008 — December 2008
Price swap contracts	225	$93.17
Collar contracts	27	$50.00 — 82.60

In January 2008, the Company entered into an interest rate swap to fix the variable LIBOR interest rate on its variable rate term loan at 6.26% per annum for the period April 1, 2008 to April 1, 2011. Due to the exchange of the

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

variable rate term loan for Senior Floating Rate Notes, the interest rate swap is now being used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at 6.26% per annum through April 2011.

The Company’s derivatives have not been designated as hedges. The Company records all derivatives on the balance sheet at fair value. Changes in derivative fair values are recognized in earnings. Cash settlements and valuation gains and losses for commodity derivative contracts are included in loss (gain) on derivative contracts in the condensed consolidated statements of operations. The following table summarizes the cash settlements and valuation gains and losses on commodity derivative contracts for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Realized loss (gain)	$58,003	$(726)	$50,674	$793
Unrealized loss (gain)	101,765	(38,436)	245,938	(16,774)

Loss (gain) on derivative contracts	$159,768	$(39,162)	$296,612	$(15,981)

An unrealized gain of $9.6 million and $10.4 million related to the interest rate swap is included in interest expense in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2008, respectively.

10.	Income Taxes

In accordance with GAAP, the Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing income taxes on a current year-to-date basis.

For the three months ended June 30, 2008 and 2007, income tax payments were $1.7 million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, income tax payments were $1.9 million and $1.3 million, respectively.

11.	Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during the period, but also include the dilutive effect of awards of restricted stock. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share, for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average basic common shares outstanding	155,204	107,524	148,124	100,025
Effect of dilutive securities:
Restricted stock	—	1,078	—	—

Weighted average diluted common and potential common shares outstanding	155,204	108,602	148,124	100,025

For the three-month period ended June 30, 2008, restricted stock awards covering 2.1 million shares were excluded from the computation of net loss per share because their effect would have been antidilutive. For the six-month periods ended June 30, 2008 and 2007, restricted stock awards covering 2.1 million shares and 1.3 million

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

shares, respectively, were excluded from the computation of net loss per share because their effect would have been antidilutive.

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding redeemable convertible preferred stock for the three and six-month periods ended June 30, 2007. (See Note 13.) Under this method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available to common stockholders. The Company determined the if-converted method is not more dilutive and has included preferred stock dividends in the determination of (loss applicable) income available to common stockholders.

12.	Commitments and Contingencies

The Company is a defendant in certain lawsuits from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on its financial condition, operations or cash flows.

BP Pipelines v. Panaco.  During the second quarter 2008, the Company received notice of a motion to set trial for an administrative claim that was filed in December 2004 by BP Pipelines (“BP”) against Panaco (part of the NEG entities) in Panaco’s bankruptcy proceeding. In the administrative claim, BP seeks to recover unpaid charges billed to Panaco for repairs made by BP to a segment of offshore pipeline originally owned by Panaco and transferred by merger to National Offshore, LP, now SandRidge Offshore, LLC. During June 2008, the Company made an offer of settlement for $0.7 million and has established a related contingency reserve.

The Company, through its subsidiary Lariat Services, Inc. (“LSI”), has entered into a revolving promissory note with Larclay, L.P. for an aggregate principal amount of up to $15.0 million. See Note 15.

As further discussed in Note 16, one of the Company’s customers filed for bankruptcy in July 2008.

13.	Redeemable Convertible Preferred Stock

In November 2006, the Company sold 2,136,667 shares of redeemable convertible preferred stock to finance a portion of the NEG acquisition and received net proceeds of approximately $439.5 million after deducting offering expenses of approximately $9.3 million. Each holder of redeemable convertible preferred stock was entitled to quarterly cash dividends at the annual rate of 7.75% of the accreted value, $210 per share, of their redeemable convertible preferred stock. Each share of redeemable convertible preferred stock was initially convertible into ten (10.2 ultimately) shares of common stock at the option of the holder, subject to certain anti-dilution adjustments. A summary of dividends declared and paid on the redeemable convertible preferred stock is as follows (in thousands, except per share data):

		Dividends
Declared	Dividend Period	per Share	Total	Payment Date

January 31, 2007	November 21, 2006 — February 1, 2007	$3.21	$6,859	February 15, 2007
May 8, 2007	February 2, 2007 — May 1, 2007	3.97	8,550	May 15, 2007
June 8, 2007	May 2, 2007 — August 1, 2007	4.10	8,956	August 15, 2007
September 24, 2007	August 2, 2007 — November 1, 2007	4.10	8,956	November 15, 2007
December 16, 2007	November 2, 2007 — February 1, 2008	4.10	8,956	February 15, 2008
March 7, 2008	February 2, 2008 — May 1, 2008	4.01	8,095	(1)
May 7, 2008	May 2, 2008 — May 7, 2008	4.01	501	May 7, 2008

(1)	Includes $0.6 million of prorated dividends paid to holders of redeemable convertible preferred shares at the time their shares converted to common stock in March 2008. The remaining dividends of $7.5 million were paid during May 2008.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Approximately $0.5 million and $11.9 million in paid and unpaid dividends have been included in the Company’s earnings per share calculations for the three-month periods ended June 30, 2008 and 2007, respectively, as presented in the accompanying condensed consolidated statements of operations. Approximately $8.6 million and $20.6 million in paid and unpaid dividends have been included in the Company’s earnings per share calculations for the six-month periods ended June 30, 2008 and 2007, respectively, as presented in the accompanying condensed consolidated statements of operations.

On March 30, 2007, certain holders of the Company’s common units (consisting of shares of common stock and a warrant to purchase redeemable convertible preferred stock upon the surrender of common stock) exercised warrants to purchase redeemable convertible preferred stock. The holders converted 526,316 shares of common stock into 47,619 shares of redeemable convertible preferred stock.

During March 2008, holders of 339,823 shares of the Company’s redeemable convertible preferred stock elected to convert those shares into 3,465,593 shares of the Company’s common stock. The conversion resulted in an increase to additional paid-in capital of $71.3 million, which represents the difference between the par value of the common stock issued and the carrying value of the redeemable convertible preferred shares converted. Additionally, the Company recorded a one-time charge to retained earnings of $1.1 million in accelerated accretion expense related to the converted redeemable convertible preferred shares.

In May 2008, the Company converted the remaining outstanding 1,844,464 shares of its redeemable convertible preferred stock into 18,810,260 shares of its common stock as permitted under the terms of the redeemable convertible preferred stock. The conversion resulted in an increase to additional paid in capital of $380.9 million, which represents the difference between the par value of the common stock issued and the carrying value of the redeemable convertible shares converted. Additionally, the Company recorded a one-time charge to retained earnings of $6.1 million in accelerated accretion expense related to the remaining offering costs of the redeemable convertible preferred shares. Prorated dividends totaling $0.5 million for the period from May 2, 2008 to the date of conversion (May 7, 2008) were paid to the holders of the converted shares on May 7, 2008. On and after the conversion date, dividends ceased to accrue and the rights of common unit holders to exercise outstanding warrants to purchase redeemable convertible preferred shares terminated.

14.	Stockholders’ Equity

The following table presents information regarding the Company’s common stock (in thousands):

	June 30,	December 31,
	2008	2007

Shares authorized	400,000	400,000
Shares outstanding at end of period	164,991	140,391
Shares held in treasury	1,324	1,456

The Company is authorized to issue 50,000,000 shares of preferred stock, $0.001 par value, of which 2,625,000 shares are designated as redeemable convertible preferred stock. As of December 31, 2007, there were 2,184,286 shares of redeemable convertible preferred stock outstanding. All shares of redeemable convertible preferred stock outstanding were converted to shares of the Company’s common stock during the first six months of 2008. (See Note 13.) There were no undesignated shares of preferred stock outstanding as of June 30, 2008 or December 31, 2007.

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

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

On November 9, 2007, the Company completed the initial public offering of its common stock. The Company sold 32,379,500 shares of its common stock, including 4,710,000 shares sold directly to an entity controlled by Tom L. Ward, at a price of $26 per share. After deducting underwriting discounts of approximately $44.0 million and offering expenses of approximately $3.1 million, the Company received net proceeds of approximately $794.7 million. The Company used the net proceeds from the offering as follows (in millions):

Repayment of outstanding balance and accrued interest on senior credit facility	$515.9
Repayment of note payable and accrued interest incurred in connection with recent acquisition	49.1
Excess cash to fund future capital expenditures	229.7

Total	$794.7

During March 2008, the Company issued 3,465,593 shares of common stock upon the conversion of 339,823 shares of its redeemable convertible preferred stock. In May 2008, the Company converted the remaining outstanding 1,844,464 shares of its redeemable convertible preferred stock into 18,810,260 shares of its common stock as permitted under the terms of the redeemable convertible preferred stock. See additional discussion at Note 13.

Treasury Stock.  The Company makes required tax payments on behalf of employees as their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. As a result of such transactions, the Company withheld approximately 52,000 and 41,000 shares at a total value of $1.9 million and $0.7 million during the six-month periods ended June 30, 2008 and 2007, respectively. These shares were accounted for as treasury stock.

In February 2008, the Company transferred 184,484 shares of its treasury stock into an account established for the benefit of the Company’s 401(k) Plan. The transfer was made in order to satisfy the Company’s $5.0 million accrued payable to match employee contributions made to the plan during 2007. The historical cost of the shares transferred totaled approximately $2.4 million, resulting in an increase to the Company’s additional paid-in capital of approximately $2.6 million.

Restricted Stock.  Under incentive compensation plans, the Company makes restricted stock awards, which vest over specified periods of time. Awards made prior to 2006 had vesting periods of one, four or seven years. Each award made during and after 2006 vests ratably over a four-year period. Shares of restricted common stock are subject to restriction on transfer and certain conditions to vesting.

For the three months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense related to restricted stock of $4.1 and $1.2 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense related to restricted stock of $7.3 million and $2.3 million, respectively. Stock-based compensation expense is reflected in general and administrative expense in the condensed consolidated statements of operations.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

15.	Related Party Transactions

In the ordinary course of business, the Company engages in transactions with certain stockholders and other related parties. These transactions primarily consist of purchases of drilling equipment and sales of oil field service supplies. Following is a summary of significant transactions with such related parties for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales to and reimbursements from related parties	$27,070	$24,145	$52,426	$45,079

Purchases of services from related parties	$19,171	$4,008	$39,061	$10,451

The Company leases office space in Oklahoma City from a member of its Board of Directors. The Company believes that the payments made under this lease are at fair market rates. Rent expense related to the lease totaled $0.3 million for the three-month periods ended June 30, 2008 and 2007. For the six-month periods ended June 30, 2008 and 2007, rent expense under this lease was $0.7 million and $0.6 million, respectively. The lease expires in August 2009.

Larclay, L.P.  LSI and Clayton Williams Energy, Inc. (“CWEI”) each own a 50% interest in Larclay, L.P. (“Larclay”), a limited partnership formed in 2006 to acquire drilling rigs and provide land drilling services. Larclay currently owns 12 rigs, one of which has not yet been assembled. LSI serves as the operations manager of the partnership. Under the partnership agreement, CWEI was responsible for rig financing and purchasing.

In the event Larclay has an operating shortfall, LSI and CWEI are obligated to provide loans to the partnership. In April 2008, LSI and CWEI each made loans of $2.5 million to Larclay under promissory notes. The notes bear interest at a floating rate based on a LIBOR average plus 3.25% (5.75% at June 30, 2008) as provided in the partnership agreement. In June 2008, Larclay executed a $15.0 million revolving promissory note with each LSI and CWEI. Amounts drawn under each revolving promissory note bear interest at a floating rate based on a LIBOR average plus 3.25% (5.75% at June 30, 2008) as provided in the partnership agreement. Amounts advanced to Larclay by LSI under the revolving promissory note during 2008 were $1.5 million. The advances outstanding to Larclay, totaling $4.0 million ($2.5 million promissory note and $1.5 million drawn on revolving promissory note) at June 30, 2008 are included in other assets on the accompanying condensed consolidated balance sheets. Larclay’s current cash shortfall is a result of principal payments pursuant to its rig loan agreement.

The following table summarizes the Company’s other transactions with Larclay for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales to and reimbursements from Larclay	$12,035	$10,120	$22,973	$26,709

Purchases of services from Larclay	$13,288	$1,482	$23,958	$5,542

	As of	As of
	June 30,	December 31,
	2008	2007

Accounts receivable	$15,453	$16,625
Accounts payable	$2,853	$274

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

16.	Subsequent Events

SemGroup.  The Company’s customer, SemGroup, L.P. and certain of its subsidiaries (“SemGroup”), filed for bankruptcy on July 22, 2008. On July 25, 2008, the Company offered to enter into supplier protection agreements with SemGroup under which the Company committed to continue to do business with SemGroup on the same terms and reasonably equivalent volume as before the bankruptcy filing in return for SemGroup’s full payment for goods and services provided before the filing. As of June 30, 2008, SemGroup owed the Company a total of $1.2 million. In July 2008, the Company provided an additional $1.1 million of goods and services to SemGroup prior to its declaration of bankruptcy. Based upon the expected protection afforded by the terms of the supplier protection agreements, no allowance for doubtful recovery has been provided with respect to amounts outstanding from SemGroup.

Property Acquisitions.  During July 2008, the Company purchased land, minerals, developed and undeveloped leasehold and interests in producing properties through various transactions at an aggregate purchase price of $67.6 million.

17.	Industry Segment Information

The Company has four business segments: exploration and production, drilling and oil field services, midstream gas services and other. These segments represent the Company’s four main business units, each offering different products and services. The exploration and production segment is engaged in the development, acquisition and production of natural gas and crude oil properties. The drilling and oil field services segment is engaged in the land contract drilling of natural gas and crude oil wells. The midstream gas services segment is engaged in the purchasing, gathering, processing and treating of natural gas. The other segment includes transporting CO2 to market for use by the Company and others in tertiary oil recovery operations and other miscellaneous operations.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses and depreciation, depletion and amortization. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Exploration and production	$293,472	$116,567	$500,438	$209,201
Elimination of inter-segment revenue	(44)	(88)	(88)	(1,896)

Exploration and production, net of inter-segment revenue	293,428	116,479	500,350	207,305

Drilling and oil field services	108,720	61,244	188,558	118,159
Elimination of inter-segment revenue	(96,856)	(48,911)	(164,372)	(77,931)

Drilling and oil field services, net of inter-segment revenue	11,864	12,333	24,186	40,228

Midstream gas services	219,819	72,326	368,054	133,748
Elimination of inter-segment revenue	(151,523)	(46,413)	(254,671)	(81,648)

Midstream gas services, net of inter-segment revenue	68,296	25,913	113,383	52,100

Other	5,653	6,818	11,507	12,571
Elimination of inter-segment revenue	(1,191)	(2,480)	(2,290)	(4,077)

Other, net of inter-segment revenue	4,462	4,338	9,217	8,494

Total revenues	$378,050	$159,063	$647,136	$308,127

Operating (Loss) Income:
Exploration and production	$(6,545)	$76,092	$(53,934)	$76,463
Drilling and oil field services	4,644	3,674	2,496	8,876
Midstream gas services	6,553	951	6,585	2,301
Other	(16,447)	(5,557)	(29,753)	(9,012)

Total operating (loss) income	(11,795)	75,160	(74,606)	78,628
Interest income	1,333	2,138	2,145	3,127
Interest expense	(22,223)	(24,679)	(47,395)	(60,108)
Other income	1,495	1,528	1,503	2,506

(Loss) income before income tax expense	$(31,190)	$54,147	$(118,353)	$24,153

Capital Expenditures:
Exploration and production	$459,135	$249,538	$813,900	$377,120
Drilling and oil field services	17,870	42,671	35,791	83,913
Midstream gas services	38,203	13,587	69,429	23,130
Other	7,993	5,253	15,181	7,981

Total capital expenditures	$523,201	$311,049	$934,301	$492,144

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Depreciation, Depletion and Amortization:
Exploration and production	$72,998	$38,475	$138,588	$71,686
Drilling and oil field services	9,344	8,707	21,692	15,870
Midstream gas services	3,359	1,381	6,133	2,494
Other	2,335	1,555	4,664	2,912

Total depreciation, depletion and amortization	$88,036	$50,118	$171,077	$92,962

	June 30,	December 31,
	2008	2007

Assets:
Exploration and production	$4,002,268	$3,143,137
Drilling and oil field services	276,681	271,563
Midstream gas services	204,286	127,822
Other	82,575	88,044

Total	$4,565,810	$3,630,566

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial information with respect to the three and six-month periods ended June 30, 2008 and June 30, 2007 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview of Our Company

We are a rapidly expanding independent natural gas and crude oil company concentrating on exploration, development and production activities. We are focused on continuing the exploration and exploitation of our significant holdings in the West Texas Overthrust, which we refer to as the WTO, a natural gas prone geological region where we have operated since 1986. The WTO includes the Piñon Field as well as the Allison Ranch, South Sabino, Thistle, Big Canyon and McKay Creek exploration areas. We also own and operate drilling rigs and conduct related oil field services, and we own and operate interests in gas gathering, marketing and processing facilities and CO2 gathering and transportation facilities.

On November 21, 2006, we acquired all of the outstanding membership interests in NEG Oil & Gas LLC (“NEG”) for total consideration of approximately $1.5 billion, excluding cash acquired. With core assets in the Val Verde and Permian Basins of West Texas, including overlapping or contiguous interests in the WTO, the NEG acquisition dramatically increased our exploration and production segment operations. In addition to the NEG acquisition, we have completed numerous acquisitions of additional working interests in the WTO during the period from late 2005 through June 30, 2008. We also operate interests in the Mid-Continent, the Cotton Valley Trend in East Texas, the Gulf Coast area and the Gulf of Mexico.

During November 2007, we completed the initial public offering of our common stock. We used the proceeds from this offering to repay indebtedness outstanding under our senior credit facility as well as a note payable related to a 2007 acquisition and to fund the remainder of our 2007 capital expenditure program and a portion of our 2008 capital expenditure program. See further discussion of these transactions in Note 14 to the condensed consolidated financial statements contained in Part I, Item 1 of this report.

Recent Events

Increase in Borrowing Base.  In April 2008, our senior credit facility was increased to $1.75 billion from $750.0 million and our borrowing base was increased to $1.2 billion from $700.0 million. The $1.2 billion borrowing base contemplated a potential future fixed income transaction not to exceed $400.0 million. As a result of our May 2008 issuance of $750.0 million in senior notes, as described below, the borrowing base was reduced to $1.1 billion from $1.2 billion. The total committed amount of the senior credit facility remains at $1.75 billion.

Exchange of Senior Term Loans.  In May 2008, the Company completed an offer to exchange the senior term loans for senior unsecured notes with registration rights, as required under the senior term loan credit agreement. The Company issued $650.0 million of 8.625% Senior Notes due 2015 in exchange for an equal outstanding principal amount of its fixed rate term loan and $350.0 million of Senior Floating Rate Notes due 2014 in exchange for an equal outstanding principal amount of its variable rate term loan. The exchange was made pursuant to a non-public exchange offer that commenced on March 28, 2008 and expired on April 28, 2008. The newly issued senior notes have terms that are substantially identical to those of the exchanged senior term loans, except that the notes have been issued with registration rights. We expect to complete registration of the notes by the end of the third quarter of 2008, subject to the Securities and Exchange Commission (“SEC”) review.

Conversion of Redeemable Convertible Preferred Stock.  In May 2008, we converted the remaining outstanding 1,844,464 shares of our redeemable convertible preferred stock into 18,810,260 shares of our common stock as permitted under the terms of the redeemable convertible preferred stock.

Sale of Colorado Assets.  In May 2008, we completed the sale of all of our assets in the Piceance Basin of Colorado for net proceeds of approximately $147.2 million after closing adjustments. Assets sold included undeveloped acreage, working interests in wells, gathering and compression systems and other facilities related to natural gas and crude oil wells.

Issuance of 8.0% Senior Notes.  In May 2008, we privately placed $750.0 million of our 8.0% Senior Notes due 2018. We used $478.0 million of the $735.0 million net proceeds received from the offering to repay the total balance outstanding on our senior credit facility. The remaining proceeds are expected to be used to fund a portion of our 2008 capital expenditures budget.

Production Shut-Ins.  We experienced a fire at our Grey Ranch Plant located in Pecos County, Texas on June 27, 2008. While there were no injuries, we believe that the plant will be shut down for a minimum of 90 days from the date of the fire for repairs. As a result of the fire, our loss is approximately 16.5 MMcf per day of net methane production. In the Gulf Coast, an additional 8.5 MMcfe per day of net production was shut in during May 2008 due to major well work.

Century Plant Construction and Gas Treating and CO2 Delivery Agreements.  In June 2008, we entered into an agreement with a subsidiary of Occidental Petroleum Corporation (“Occidental”) to construct a CO2 extraction plant (the “Century Plant”) located in Pecos County, Texas and associated compression and pipeline facilities for $800.0 million. Occidental will pay a minimum of 100% of the contract price (including any subsequent agreed-upon revisions) to us through periodic cost reimbursements based upon the percentage of the project completed. Upon start-up, the Century Plant will be owned and operated by Occidental for the purpose of extracting CO2 from the delivered natural gas. We will deliver high CO2 natural gas to the Century Plant pursuant to a 30-year treating agreement executed simultaneously with the construction agreement. Occidental will extract CO2 from the delivered natural gas. Occidental will retain substantially all CO2 extracted at the Century Plant and our other existing CO2 extraction plants. We will retain all methane from the Century Plant and our other existing plants.

Potential Asset Sale.  In July 2008, we announced our intent to offer certain properties for sale and to retain third parties to assist in the marketing efforts. Assets subject to the potential sale include our developed and undeveloped properties in East Texas and our undeveloped properties in North Louisiana.

SemGroup, L.P. Bankruptcy Filing.  Our customer, SemGroup, L.P. and certain of its subsidiaries (“SemGroup”), filed for bankruptcy on July 22, 2008. On July 25, 2008, we offered to enter into supplier protection agreements with SemGroup under which we committed to continue to do business with SemGroup on the same terms and reasonably equivalent volume as before the bankruptcy filing in return for SemGroup’s full payment for goods and services provided before the filing. As of June 30, 2008, SemGroup owed us a total of $1.2 million. In July 2008, we provided an additional $1.1 million of goods and services to SemGroup prior to its declaration of bankruptcy. Based upon the expected protection afforded by the terms of the supplier protection agreements, no allowance for doubtful recovery has been provided with respect to amounts outstanding from SemGroup.

Property Acquisitions.  During July 2008, the Company purchased land, minerals, developed and undeveloped leasehold and interests in producing properties through various transactions at an aggregate purchase price of $67.6 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Segment income and expense (in thousands):
Revenue:
Exploration and production	$293,428	$116,479	$500,350	$207,305
Drilling and oil field services	11,864	12,333	24,186	40,228
Midstream gas services	68,296	25,913	113,383	52,100
Other	4,462	4,338	9,217	8,494

Total revenues	378,050	159,063	647,136	308,127
Operating (loss) income:
Exploration and production	(6,545)	76,092	(53,934)	76,463
Drilling and oil field services	4,644	3,674	2,496	8,876
Midstream gas services	6,553	951	6,585	2,301
Other	(16,447)	(5,557)	(29,753)	(9,012)

Total operating (loss) income	(11,795)	75,160	(74,606)	78,628
Interest income	1,333	2,138	2,145	3,127
Interest expense	(22,223)	(24,679)	(47,395)	(60,108)
Other income	1,495	1,528	1,503	2,506

(Loss) income before income taxes	$(31,190)	$54,147	$(118,353)	$24,153

Production data:
Natural gas (MMcf)	21,715	11,843	40,888	22,292
Crude oil (MBbls)	620	513	1,231	906
Combined equivalent volumes (MMcfe)	25,435	14,921	48,274	27,728
Average daily combined equivalent volumes (MMcfe/d)	280	164	265	153
Average prices — as reported(1):
Natural gas (per Mcf)	$10.22	$7.16	$9.11	$6.90
Crude oil (per Bbl)(2)	$113.12	$61.34	$101.55	$58.18
Combined equivalent (per Mcfe)	$11.49	$7.79	$10.31	$7.45
Average prices — including impact of derivative contract settlements:
Natural gas (per Mcf)	$7.93	$7.22	$8.11	$6.86
Crude oil (per Bbl)(2)	$99.97	$61.34	$93.74	$58.18
Combined equivalent (per Mcfe)	$9.21	$7.84	$9.26	$7.42
Drilling and oil field services:
Number of operational drilling rigs owned at end of period	27.3	27.0	26.7	27.0
Average number of operational drilling rigs owned during the period	28.0	26.0	28.0	25.5

(1)	Prices represent actual average prices for the periods presented and do not give effect to derivative transactions.

(2)	Includes natural gas liquids.

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

The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our natural gas and crude oil production, the quantity of our natural gas and crude oil production and changes in the fair value of derivative contracts we use to reduce the volatility of the prices we receive for our natural gas and crude oil production. Because we are vertically integrated, our exploration and production activities affect the results of our drilling and oil field services and midstream gas services segments. The NEG acquisition in 2006 substantially increased our revenues and operating income in our exploration and production segment. As additional acquisitions have further increased our working interest in the WTO, a larger percentage of the work performed by our services segment is being performed for our own account.

Exploration and Production Segment — Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Exploration and production segment revenues increased to $293.4 million in the three months ended June 30, 2008 from $116.5 million in the three months ended June 30, 2007, an increase of 151.9%, as a result of a 70.5% increase in combined production volumes and a 47.5% increase in the combined average price we received for the natural gas and crude oil we produced. In the three-month period ended June 30, 2008, we increased natural gas production by 9.9 Bcf to 21.7 Bcf and increased crude oil production by 107 MBbls to 620 MBbls from the comparable period in 2007. The total combined 10.5 Bcfe increase in production was due primarily to an increase in our average working interest in the WTO to 93% at June 30, 2008 from 83% at June 30, 2007 and successful drilling in the WTO throughout 2007 and the first six months of 2008. We owned interests in a total of 1,884 producing wells at June 30, 2008 compared to 1,469 producing wells at June 30, 2007.

The average price we received for our natural gas production for the three-month period ended June 30, 2008 increased 42.7%, or $3.06 per Mcf, to $10.22 per Mcf from $7.16 per Mcf in the comparable period in 2007. The average price received for our crude oil production increased 84.4%, or $51.78 per barrel, to $113.12 per barrel during the three months ended June 30, 2008 from $61.34 per barrel during the same period in 2007. Including the impact of derivative contract settlements, the effective price received for natural gas for the three-month period ended June 30, 2008 was $7.93 per Mcf compared to $7.22 per Mcf during the same period in 2007. Including the impact of derivative contract settlements, the effective price received for crude oil for the three-month period ended June 30, 2008 was $99.97 per barrel. Our derivative contracts had no impact on effective oil prices during the three months ended June 30, 2007. Our derivative contracts are not designated as accounting hedges and, as a result, gains or losses on commodity derivative contracts are recorded as an operating expense. Internally, management views the settlement of such derivative contracts as adjustments to the price received for natural gas and crude oil production to determine “effective prices.”

For the three months ended June 30, 2008, we had a $6.5 million operating loss in our exploration and production segment, compared to $76.1 million in operating income for the same period in 2007. Our $176.9 million increase in exploration and production revenues was offset by a $159.8 million loss on our commodity derivative contracts of which $101.8 million was unrealized, a $13.2 million increase in production expenses and a $34.2 million increase in depreciation, depletion and amortization (“DD&A”) due to the increase in production. The increase in production expenses was attributable to the increase in number of operating wells we own and an increase in our average working interest in those wells. During the three-month period ended June 30, 2008, the exploration and production segment reported a $159.8 million net loss on our commodity derivative positions ($58.0 million realized loss and $101.8 million unrealized loss) compared to a $39.2 million gain ($0.7 million realized gain and $38.5 million unrealized gain) in the comparable period in 2007. During 2007 and 2008, we entered into natural gas and crude oil swaps and natural gas basis swaps. Given the long term nature of our investment in the WTO development program, management believes it prudent to enter into natural gas and crude oil swaps and natural gas basis swaps for a portion of our production in order to stabilize future cash inflows for planning purposes. Unrealized gains or losses on derivative contracts represent the change in fair value of open derivative positions during the period. The change in fair value is principally measured based on period-end prices compared to the contract price. The unrealized loss on natural gas and crude oil derivative contracts recorded in the three-month period ended June 30, 2008 was attributable to an increase in average natural gas and crude oil prices at June 30, 2008 compared to the average natural gas and crude oil prices at March 31, 2008 or the contract price for contracts entered into during the period. Future volatility in natural gas and crude oil prices could have an adverse effect on the operating results of our exploration and production segment.

Exploration and Production Segment — Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Exploration and production segment revenues increased to $500.4 million in the six months ended June 30, 2008 from $207.3 million in the six months ended June 30, 2007, an increase of 141.4%, as a result of a 74.1% increase in combined production volumes and a 38.4% increase in the combined average price we received for the natural gas and crude oil we produced. In the six-month period ended June 30, 2008, we increased natural gas production by 18.6 Bcf to 40.9 Bcf and increased crude oil production by 325 MBbls to 1,231 MBbls from the comparable period in 2007.

The average price we received for our natural gas production for the six-month period ended June 30, 2008 increased 32.0%, or $2.21 per Mcf, to $9.11 per Mcf from $6.90 per Mcf in the comparable period in 2007. The average price received for our crude oil production increased 74.5%, or $43.37, per barrel, to $101.55 per barrel during the six months ended June 30, 2008 from $58.18 per barrel during the same period in 2007. Including the impact of derivative contract settlements, the effective price received for natural gas for the six-month period ended June 30, 2008 was $8.11 per Mcf compared to $6.86 per Mcf during the same period in 2007. Including the impact of derivative contract settlements, the effective price received for crude oil for the six-month period ended June 30, 2008 was $93.74 per barrel. Our derivative contracts had no impact on effective oil prices during the six months ended June 30, 2007.

For the six months ended June 30, 2008, we had a $53.9 million operating loss in our exploration and production segment, compared to $76.5 million in operating income for the same period in 2007. Our $293.0 million increase in exploration and production revenues was offset by a $296.6 million loss on our commodity derivative contracts of which $245.9 million was unrealized, a $25.4 million increase in production expenses and a $66.9 million increase in DD&A, due to the increase in production. The increase in production expenses was attributable to the increase in number of operating wells we own and the increase in our average working interest in those wells. During the six-month period ended June 30, 2008, the exploration and production segment reported a $296.6 million net loss on our commodity derivative positions ($50.7 million realized loss and $245.9 million unrealized loss) compared to a $16.0 million gain ($0.8 million realized loss and $16.8 million unrealized gain) in the comparable period in 2007. The unrealized loss on natural gas and crude oil derivative contracts recorded in the six-month period ended June 30, 2008 was attributable to an increase in average natural gas and crude oil prices at June 30, 2008 compared to the average natural gas and crude oil prices at December 31, 2007 or the contract price for contracts entered into during the period.

Drilling and Oil Field Services Segment

We drill for our own account primarily in the WTO through our drilling and oil field services subsidiary, Lariat Services, Inc. (“LSI”). We also drill wells for other natural gas and crude oil companies, primarily located in the West Texas region. As of June 30, 2008, our drilling rig fleet consisted of 40 operational rigs, 29 of which we owned directly and 11 of which were owned by Larclay, L.P. (“Larclay”), a limited partnership in which we have a 50% interest. Our oil field services business conducts operations that complement our drilling services operations. These services include providing pulling units, trucking, rental tools, location and road construction and roustabout services to us and our subsidiaries as well as to third parties. Additionally, we provide under-balanced drilling systems only for our account.

In 2006, LSI and its partner, CWEI, formed Larclay, which acquired twelve sets of rig components and other related equipment to assemble into completed land drilling rigs. The drilling rigs were to be used for drilling on

CWEI’s prospects, our prospects or for contracting to third parties on daywork drilling contracts. All of these rigs have been delivered, although one rig has not been assembled. CWEI was responsible for securing financing and the purchase of the rigs. Larclay financed 100% of the acquisition cost of the rigs utilizing a guarantee by CWEI. LSI operates the rigs owned by the partnership. Larclay and CWEI are responsible for all costs related to the initial construction and equipping of the drilling rigs. In the event Larclay has an operating shortfall, LSI and CWEI are obligated to provide loans to the partnership. In April 2008, LSI and CWEI each made loans of $2.5 million to Larclay under promissory notes. The notes bear interest at a floating rate based on a London Interbank Offered Rate (“LIBOR”) average plus 3.25% (5.75% at June 30, 2008) as provided in the partnership agreement. In June 2008, Larclay executed a $15.0 million revolving promissory note with each LSI and CWEI. Amounts drawn under each revolving promissory note bear interest at a floating rate based on a LIBOR average plus 3.25% (5.75% at June 30, 2008) as provided in the partnership agreement. Amounts advanced to Larclay by LSI under the revolving promissory note during 2008 were $1.5 million. Larclay’s current cash shortfall is a result of principal payments pursuant to its rig loan agreement.

The financial results of our drilling and oil field services segment depend on many factors, particularly the demand for and the price we can charge for our services. We provide drilling services for our account and for others, generally on a daywork, and less often on a turnkey, contract basis. We generally assess the complexity and risk of operations, the on-site drilling conditions, the type of equipment to be used, the anticipated duration of the work to be performed and the prevailing market rates in determining the contract terms we offer.

Daywork Contracts.  As of June 30, 2008, 29 of our rigs were operating under daywork contracts and 27 of these were working for our account. As of June 30, 2008, the 11 operational rigs owned by Larclay were operating under daywork contracts, and four of these were working for our account. The remaining seven operational Larclay rigs were working for CWEI as of June 30, 2008. Under a daywork drilling contract, we provide a drilling rig with required personnel to our customer who supervises the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is used. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well. Under a daywork drilling contract, the customer bears a large portion of the out-of-pocket drilling costs, and we generally bear no part of the usual risks associated with drilling, such as time delays and unanticipated costs.

Turnkey Contracts.  Under a typical turnkey contract, a customer pays us to drill a well to a specified depth and under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well. We provide most of the equipment and drilling supplies required to drill the well. We subcontract for related services such as the provision of casing crews, cementing and well logging. Generally, we do not receive progress payments and are paid only after the well is drilled. We enter into turnkey contracts in areas where our experience and expertise permit us to drill wells more profitably than under a daywork contract. As of June 30, 2008, there were no rigs operating under a turnkey contract.

Drilling and Oil Field Services Segment — Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Drilling and oil field services segment revenues remained relatively unchanged at $11.9 million for the three-month period ended June 30, 2008 compared to $12.3 million in the three-month period ended June 30, 2007. Operating income also remained steady at $4.6 million in the three-month period ended June 30, 2008 compared to operating income of $3.7 million in the same period in 2007. Our drilling and oil field services segment records revenues and operating income only on wells drilled for or on behalf of third parties. The portion of drilling costs incurred by our drilling and oil field services segment relating to our ownership interest are capitalized as part of our full-cost pool.

Drilling and Oil Field Services Segment — Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Drilling and oil field services segment revenues decreased to $24.2 million in the six-month period ended June 30, 2008 from $40.2 million in the six-month period ended June 30, 2007. This resulted in operating income of $2.5 million in the six-month period ended June 30, 2008 compared to operating income of $8.9 million in the same period in 2007. The decline in revenues and operating income is primarily attributable to an increase in the average number of our rigs operating on our properties and an increase in our ownership interest in our natural gas and crude oil properties during the six months ended June 30, 2008 compared to the same period in 2007. During the six months ended June 30, 2008, an average of 25 of the 28 operational rigs we owned were working for our account compared to an average of 17 of our 26 operational rigs working for our account during the same period in 2007. As a result, during the six-month period ended June 30, 2008, 87.2%, or $164.4 million, of our drilling and oil field service revenues were generated by work performed on our account and eliminated in consolidation compared to 66.0%, or $77.9 million, for the same period in 2007. Additionally, the average daily rate we received per rig working for third parties declined to an average of $14,000 per rig per working day during the first six months of 2008 from an average of $24,500 per rig per working day during the first six months of 2007. During the six months ended June 30, 2007, two of our rigs working for third parties were operating under turnkey contracts, which resulted in higher average revenues earned per day compared to revenues earned per day by rigs working under dayrate contracts. None of our rigs operated under turnkey contracts during the six months ended June 30, 2008.

Midstream Gas Services Segment

We provide gathering, compression, processing and treating services for natural gas in West Texas primarily through our wholly owned subsidiary, SandRidge Midstream, Inc. (formerly known as ROC Gas Company, Inc.). Through our gas marketing subsidiary, Integra Energy LLC, we buy and sell natural gas produced from our operated wells as well as third-party operated wells. Although gas marketing revenue is one of our largest revenue components, it is a very low margin business. On a consolidated basis, natural gas purchases and other costs of sales include the total value we receive from third parties for the natural gas we sell and the amount we pay for natural gas, which are reported as midstream and marketing expense in our condensed consolidated statements of operations. The primary factors affecting our midstream gas services are the quantity of natural gas we gather, treat and market and the prices we pay and receive for natural gas.

Midstream Gas Services Segment — Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Midstream gas services revenues for the three months ended June 30, 2008 were $68.3 million compared to $25.9 million in the comparable period in 2007. The quarterly increase in midstream gas services revenues is attributable to larger third-party volumes transported and marketed through our gathering systems during the three months ended June 30, 2008 compared to the same period in 2007 as well as an overall increase in natural gas prices from the 2007 period to the 2008 period. We generally charge a flat fee per unit transported and charge a percentage of sales for marketed volumes.

Midstream Gas Services Segment — Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Midstream gas services revenues for the six months ended June 30, 2008 were $113.4 million compared to $52.1 million in the comparable period in 2007. The increase in midstream gas services revenues is attributable to larger third-party volumes transported and marketed through our gathering systems during the six months ended June 30, 2008 compared to the same period in 2007 as well as an overall increase in natural gas prices from the 2007 period to the 2008 period.

Other Segment

Our other segment consists primarily of our CO2 gathering and sales operations, corporate operations and other investments. We conduct our CO2 gathering and sales operations through our wholly owned subsidiary, SandRidge CO2, LLC (formerly operated through PetroSource Energy Company, LLC). SandRidge CO2 gathers CO2 from natural gas treatment plants located in West Texas and transports and sells this CO2 for use in our and third parties’ tertiary oil recovery operations. The operating loss in the other segment was $16.4 million for the three months ended June 30, 2008 compared to a loss of $5.6 million during the same period in 2007. The operating loss in the other segment was $29.8 million for the six months ended June 30, 2008 compared to a loss of $9.0 million during the same period in 2007. The increases are primarily attributable to significant increases in corporate and support staff throughout 2007 and the first half of 2008.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues.  Total revenues increased 137.7% to $378.1 million for the three months ended June 30, 2008 from $159.1 million in the same period in 2007. This increase was primarily due to a $175.9 million increase in natural gas and crude oil sales and a $43.6 million increase in midstream and marketing revenues.

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(In thousands)

Revenues:
Natural gas and crude oil	$292,134	$116,274	$175,860	151.2%
Drilling and services	11,957	12,349	(392)	(3.2)%
Midstream and marketing	69,488	25,914	43,574	168.1%
Other	4,471	4,526	(55)	(1.2)%

Total revenues	$378,050	$159,063	$218,987	137.7%

Total natural gas and crude oil revenues increased $175.9 million to $292.1 million for the three months ended June 30, 2008 compared to $116.3 million in the same period in 2007, primarily as a result of the previously discussed increases in natural gas and crude oil production volumes and prices received for our production. Total natural gas production increased 83.4% to 21,715 MMcf in the 2008 period compared to 11,843 MMcf in the 2007 period, while crude oil production increased 20.9% to 620 MBbls in the 2008 period from 513 MBbls in the 2007 period. The average price received, excluding the impact of derivative contracts, for our natural gas and crude oil production increased 47.5% in the 2008 period to $11.49 per Mcfe compared to $7.79 per Mcfe in the 2007 period.

Drilling and services revenues were relatively unchanged at $12.0 million for the three months ended June 30, 2008 compared to $12.3 million in the same period in 2007.

Midstream and marketing revenues increased $43.6 million, or 168.1%, with revenues of $69.5 million in the three-month period ended June 30, 2008 compared to $25.9 million in the three-month period ended June 30, 2007. This increase is due primarily to larger production volumes transported and marketed, during the three months ended June 30, 2008 compared to the same period in 2007, for the third parties with ownership in our wells or ownership in other wells connected to our gathering systems. Higher natural gas prices prevalent during the second quarter of 2008 compared to the second quarter of 2007 also contributed to the increase.

Other revenues remained constant at $4.5 million for both the three months ended June 30, 2008 and the same period in 2007. Other revenue is generated primarily by our CO2 gathering and sales operations.

Operating Costs and Expenses.  Total operating costs and expenses increased to $389.8 million for the three months ended June 30, 2008 compared to $83.9 million for the same period in 2007. The increase was due, in part, to a $159.8 million loss on derivative contracts during the three months ended June 30, 2008 of which $101.8 million was unrealized compared to a $39.2 million gain for the same period in 2007 of which $38.4 million was unrealized. Also contributing to the increase in total operating costs and expenses were increases in production-related costs, general and administrative expenses and depreciation, depletion and amortization.

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(In thousands)

Operating costs and expenses:
Production	$40,254	$27,044	$13,210	48.8%
Production taxes	13,519	4,993	8,526	170.8%
Drilling and services	5,066	5,349	(283)	(5.3)%
Midstream and marketing	64,733	23,327	41,406	177.5%
Depreciation, depletion, and amortization — natural gas and crude oil	72,256	38,015	34,241	90.1%
Depreciation, depletion and amortization — other	15,780	12,103	3,677	30.4%
General and administrative	26,203	12,892	13,311	103.3%
Loss (gain) on derivative contracts	159,768	(39,162)	198,930	(508.0)%
Gain on sale of assets	(7,734)	(658)	(7,076)	1,075.4%

Total operating costs and expenses	$389,845	$83,903	$305,942	364.6%

Production expenses include the costs associated with our production activities, including, but not limited to, lease operating expense and processing costs. Production expenses increased $13.2 million primarily due to the increase in the number of producing wells in which we have a working interest (1,884 at June 30, 2008 compared to 1,469 at June 30, 2007). Production taxes increased $8.5 million, or 170.8%, to $13.5 million as a result of the increase in production and the increased prices received on our production during the three months ended June 30, 2008.

Drilling and services expenses remained relatively unchanged for the three months ended June 30, 2008 compared to the same period in 2007.

Midstream and marketing expenses increased $41.4 million, or 177.5%, to $64.7 million due to the larger production volumes transported and marketed on behalf of third parties during the three months ended June 30, 2008 than during the comparable period in 2007.

DD&A for our natural gas and crude oil properties increased to $72.3 million for the three months ended June 30, 2008 from $38.0 million in the same period in 2007. DD&A per Mcfe increased $0.29 to $2.84 in the second quarter of 2008 from $2.55 in the comparable period in 2007. The increase was primarily attributable to an increase in our depreciable properties, higher future development costs and increased production. Our production increased 70.5% to 25.4 Bcfe from 14.9 Bcfe in the three months ended June 30, 2007.

DD&A for our other assets consists primarily of depreciation of our drilling rigs, midstream gathering and compression facilities and other equipment. The increase in DD&A for our other assets was attributable primarily to higher carrying costs of our rigs, due to upgrades and retrofitting during 2007, and our midstream gathering and processing assets, due to upgrades made throughout 2007 and the first half of 2008. We calculate depreciation of property and equipment using the straight-line method over the estimated useful lives of the assets, which range from three to 39 years. Our drilling rigs and related oil field services equipment are depreciated over an average seven-year useful life.

General and administrative expenses increased $13.3 million to $26.2 million for the three months ended June 30, 2008 from $12.9 million for the comparable period in 2007. The increase was principally attributable to a $12.4 million increase in corporate salaries and wages due to a significant increase in corporate and support staff. As of June 30, 2008, we had 2,471 employees compared to 2,046 at June 30, 2007. General and administrative expenses include non-cash stock compensation expense of $4.1 million for the three months ended June 30, 2008 compared to $1.2 million for the same period in 2007. The increases in salaries and wages as well as stock compensation were partially offset by $4.3 million in capitalized general and administrative expenses for the three months ended

June 30, 2008. There were no general and administrative expenses capitalized during the three months ended June 30, 2007.

Due to the continued rise in natural gas and crude oil prices in 2008, we recorded a loss of $159.8 million ($101.8 million unrealized loss and $58.0 million realized loss) on our derivative contracts for the three-month period ended June 30, 2008, compared to a $39.2 million gain ($38.5 million unrealized gain and $0.7 million realized gain) for the same period in 2007. The unrealized loss recorded in the second quarter of 2008 was a result of the increase in average natural gas and crude oil commodity prices from March 31, 2008 to June 30, 2008.

Gain on sale of assets increased $7.1 million in the three month period ended June 30, 2008 compared to the same period in 2007 primarily due to the gain associated with the sale of all of our assets located in the Piceance Basin of Colorado in May 2008. The portion of our $147.2 million of net proceeds attributable to our gathering and compression systems and facilities disposed exceeded the book basis of those assets resulting in a gain on sale of approximately $7.5 million. The sale of acreage and working interests in wells was accounted for as an adjustment to the full cost pool, with no gain or loss recognized.

Other Income (Expense).  Total net other expense decreased to $19.4 million in the three-month period ended June 30, 2008 from $21.0 million in the three-month period ended June 30, 2007. The decrease is reflected in the table below.

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(In thousands)

Other income (expense):
Interest income	$1,333	$2,138	$(805)	(37.7)%
Interest expense	(22,223)	(24,679)	2,456	(10.0)%
Minority interest	(16)	(11)	(5)	45.5%
Income from equity investments	556	1,139	(583)	(51.2)%
Other income, net	955	400	555	138.8%

Total other expense, net	(19,395)	(21,013)	1,618	(7.7)%

(Loss) income before income tax (benefit) expense	(31,190)	54,147	(85,337)	(157.6)%
Income tax (benefit) expense	(10,847)	19,583	(30,430)	(155.4)%

Net (loss) income	$(20,343)	$34,564	$(54,907)	(158.9)%

Interest income was $1.3 million for the three months ended June 30, 2008 compared to $2.1 million for the same period in 2007. This decrease generally was due to lower excess cash levels during second quarter 2008 compared to the same period in 2007.

Interest expense decreased to $22.2 million, net of $0.1 million of capitalized interest, for the three months ended June 30, 2008 from $24.7 million, net of $0.5 million of capitalized interest, for the same period in 2007. The decrease for the three months ended June 30, 2008 from the same period in 2007 was due to a $9.6 million unrealized gain related to our interest rate swap that was partially offset by increased interest expense during the three months ended June 30, 2008 due to higher average debt balances outstanding during that period compared to the same period in 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues.  Total revenues increased 110.0% to $647.1 million for the six months ended June 30, 2008 from $308.1 million in the same period in 2007. This increase was due to a $291.2 million increase in natural gas and crude oil sales. Lower drilling and services revenues partially offset the increase in midstream and marketing revenues.

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(In thousands)

Revenues:
Natural gas and crude oil	$497,621	$206,450	$291,171	141.0%
Drilling and services	24,291	40,244	(15,953)	(39.6)%
Midstream and marketing	115,897	52,101	63,796	122.4%
Other	9,327	9,332	(5)	(0.1)%

Total revenues	$647,136	$308,127	$339,009	110.0%

Total natural gas and crude oil revenues increased $291.2 million to $497.6 million for the six months ended June 30, 2008 compared to $206.5 million for the same period in 2007, primarily as a result of the increases in our natural gas and crude oil production volumes and prices received for our production. Total natural gas production increased 83.4% to 40,888 MMcf in the 2008 period compared to 22,292 MMcf in the 2007 period, while crude oil production increased 35.9% to 1,231 MBbls in the 2008 period from 906 MBbls in the 2007 period. The average price received, excluding the impact of derivative contracts, for our natural gas and crude oil production increased 38.4% in the 2008 period to $10.31 per Mcfe compared to $7.45 per Mcfe in the 2007 period.

Drilling and services revenues decreased 39.6% to $24.3 million for the six months ended June 30, 2008 compared to $40.2 million in the same period in 2007. The decline in revenues is due to an increase in the number of company-owned rigs operating on company-owned natural gas and crude oil properties and the increase in working interest in these properties from the first six months of 2007 to the first six months of 2008. Additionally, the average daily revenue per rig working for third parties declined to approximately $14,000 per rig per day worked during the six months ended June 30, 2008 compared to an average of approximately $24,500 per rig per day worked during the same period in 2007. During the six months ended June 30, 2007, two of our rigs working for third parties were operating under turnkey contracts which resulted in higher average revenues earned per day compared to revenues earned per day by rigs working under daywork contracts. None of our rigs operated under turnkey contracts during the six months ended June 30, 2008.

Midstream and marketing revenues increased $63.8 million, or 122.4%, with revenues of $115.9 million in the six-month period ended June 30, 2008 compared to $52.1 million in the six-month period ended June 30, 2007 due to the larger third-party production volumes transported and marketed, during the six months ended June 30, 2008 compared to the same period in 2007. Higher natural gas prices prevalent during the six months ended June 30, 2008 compared to the first six months of 2007 also contributed to the increase.

Operating Costs and Expenses.  Total operating costs and expenses increased to $721.7 million for the six months ended June 30, 2008 compared to $229.5 million for the same period in 2007 due to a $296.6 million loss on derivative contracts, increases in production-related costs, general and administrative expenses and depreciation, depletion and amortization. These increases were partially offset by a decrease in expenses attributable to our drilling and services.

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(In thousands)

Operating costs and expenses:
Production	$74,442	$49,018	$25,424	51.9%
Production taxes	22,739	7,926	14,813	186.9%
Drilling and services	12,235	24,126	(11,891)	(49.3)%
Midstream and marketing	105,151	46,747	58,404	124.9%
Depreciation, depletion, and amortization — natural gas and crude oil	137,332	70,699	66,633	94.2%
Depreciation, depletion and amortization — other	33,745	22,263	11,482	51.6%
General and administrative	47,197	25,360	21,837	86.1%
Loss (gain) on derivative contracts	296,612	(15,981)	312,593	(1,956.0)%
Gain on sale of assets	(7,711)	(659)	(7,052)	1,070.1%

Total operating costs and expenses	$721,742	$229,499	$492,243	214.5%

Production expenses increased $25.4 million primarily due to the increase from June 30, 2007 to June 30, 2008 in the number of producing wells in which we have a working interest. Production taxes increased $14.8 million, or 186.9%, to $22.7 million as a result of the increase in production and the increased prices received for production during the six months ended June 30, 2008.

Drilling and services expenses decreased 49.3% to $12.2 million for the six months ended June 30, 2008 compared to $24.1 million for the same period in 2007 primarily due to the increase in the number and working interest ownership of the wells we drilled for our own account.

Midstream and marketing expenses increased $58.4 million, or 124.9%, to $105.2 million due to the larger production volumes transported and marketed during the six months ended June 30, 2008 on behalf of third parties than during the same period in 2007.

DD&A for our natural gas and crude oil properties increased to $137.3 million for the six months ended June 30, 2008 from $70.7 million in the same period in 2007. Our DD&A per Mcfe increased $0.30 to $2.85 in the first six months of 2008 from $2.55 in the same period in 2007. The increase is primarily attributable to the increase in our depreciable properties, higher future development costs and increased production. Our production increased 74.1% to 48.3 Bcfe in the 2008 period from 27.7 Bcfe in the 2007 period.

DD&A for other assets increased to $33.7 million for the six months ended June 30, 2008 from $22.3 million for the comparable period of 2007 due to the higher average carrying costs of our drilling rigs and gathering and compression facilities during the 2008 period compared to the 2007 period.

General and administrative expenses increased $21.8 million to $47.2 million for the six months ended June 30, 2008 from $25.4 million for the same period in 2007. The increase was principally attributable to a $21.2 million increase in corporate salaries and wages due to the significant increase in corporate and support staff. General and administrative expenses include non-cash stock compensation expense of $7.3 million for the six months ended June 30, 2008 compared to $2.3 million for the same period in 2007. The increases in salaries and wages as well as stock compensation were partially offset by $7.5 million in capitalized general and administrative expenses for the six months ended June 30, 2008. There were no general and administrative expenses capitalized during the six months ended June 30, 2007.

For the six-month period ended June 30, 2008, we recorded a loss of $296.6 million ($245.9 million unrealized loss and $50.7 million realized loss) on our derivative contracts compared to a $16.0 million gain ($16.8 million unrealized gain and $0.8 million realized loss) for the same period in 2007. The unrealized loss recorded in the six-month period ended June 30, 2008 resulted primarily from increases in natural gas and crude oil commodity prices from December 31, 2007 to June 30, 2008.

Gain on sale of assets increased to $7.7 million in the six months ended June 30, 2008 compared to $0.7 million in the same period in 2007, primarily due to the gain associated with our sale of assets located in the Piceance Basin of Colorado in May 2008.

Other Income (Expense).  Total net other expense decreased to $43.7 million in the six-month period ended June 30, 2008 from $54.5 million in the six-month period ended June 30, 2007. The decrease is reflected in the table below.

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(In thousands)

Other income (expense):
Interest income	$2,145	$3,127	$(982)	(31.4)%
Interest expense	(47,395)	(60,108)	12,713	(21.2)%
Minority interest	(851)	(157)	(694)	442.0%
Income from equity investments	1,415	2,164	(749)	(34.6)%
Other income, net	939	499	440	88.2%

Total other expense, net	(43,747)	(54,475)	10,728	(19.7)%

(Loss) income before income tax (benefit) expense	(118,353)	24,153	(142,506)	(590.0)%
Income tax (benefit) expense	(41,385)	9,082	(50,467)	(555.7)%

Net (loss) income	$(76,968)	$15,071	$(92,039)	(610.7)%

Interest income was $2.1 million for the six months ended June 30, 2008 compared to $3.1 million in the same period in 2007. This decrease generally was due to lower excess cash levels during the six months ended June 30, 2008 compared to the same period in 2007.

Interest expense decreased to $47.4 million, net of $0.4 million of capitalized interest, for the six months ended June 30, 2008 from $60.1 million, net of $0.9 million of capitalized interest, for the same period in 2007. This decrease was attributable to the expensing of unamortized debt issuance costs related to our senior bridge facility during March 2007 and a $10.4 million unrealized gain related to our interest rate swap. These decreases were partially offset by increased interest expense during the six months ended June 30, 2008 due to higher average debt balances outstanding during that period compared to the same period in 2007.

Liquidity and Capital Resources

Summary

Our operating cash flow is influenced mainly by the prices that we receive for our natural gas and crude oil production; the quantity of natural gas we produce and, to a lesser extent, the quantity of crude oil we produce; the success of our development and exploration activities; the demand for our drilling rigs and oil field services and the rates we receive for these services, and the margins we obtain from our natural gas and CO2 gathering and processing contracts.

On November 9, 2007, we completed the initial public offering of our common stock. We sold 32,379,500 shares of our common stock, including 4,170,000 shares sold directly to an entity controlled by our Chairman, Chief Executive Officer and President, Tom L. Ward. After deducting underwriting discounts of approximately $44.0 million and offering expenses of approximately $3.1 million, we received net proceeds of approximately $794.7 million. The net proceeds were utilized as follows (in millions):

Repayment of outstanding balance and accrued interest on senior credit facility	$515.9
Repayment of note payable and accrued interest incurred in connection with recent acquisition	49.1
Excess cash to fund capital expenditures	229.7

Total	$794.7

In May 2008, we privately placed $750.0 million of our 8.0% Senior Notes due 2018. We used $478.0 million of the $735.0 million net proceeds received from the offering to repay the total balance outstanding on our senior credit facility. We expect to use the remaining proceeds to fund a portion of our $2.0 billion capital expenditures budget for 2008.

As of June 30, 2008, our cash and cash equivalents were $275.9 million, and we had approximately $1.1 billion available under our senior credit facility. There were no amounts outstanding under our senior credit facility at June 30, 2008. As of June 30, 2008, we had $1.8 billion in total debt outstanding.

Capital Expenditures

We make and expect to continue to make substantial capital expenditures in the exploration, development, production and acquisition of natural gas and crude oil reserves.

During the first six months of 2008 and 2007, our capital expenditures by segment were:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Capital Expenditures:
Exploration and production	$813,900	$377,120
Drilling and oil field services	35,791	83,913
Midstream gas services	69,429	23,130
Other	15,181	7,981

Total	$934,301	$492,144

We estimate that our total capital expenditures for 2008, excluding acquisitions, will be approximately $2.0 billion. As in 2007, our 2008 capital expenditures for our exploration and production segment will be focused on growing and developing our reserves and production on our existing acreage and acquiring additional leasehold interests, primarily in the WTO. Of our total $2.0 billion capital expenditure budget, approximately $1.8 billion is budgeted for exploration and production activities. Included in our 2008 exploration and production capital expenditure budget is $1.5 billion for drilling and $0.3 billion for the acquisition of leases and seismic data.

We continue to upgrade and modernize our rig fleet. We expect to spend approximately $64.0 million of our 2008 capital expenditure budget on our drilling and oil field services segment. During 2008, we completed our rig fleet expansion program that we began in 2005. Final delivery of all of the rigs ordered from Chinese manufacturers occurred during 2007, and all such rigs had been retrofitted and joined our fleet by second quarter 2008.

We anticipate spending approximately $159.0 million in capital expenditures in our midstream gas services and other segments as we expand our network of gas gathering lines and plant and compression capacity.

We believe that our cash flows from operations, current cash and investments on hand, availability under our senior credit facility and anticipated proceeds from the sale of our East Texas and North Louisiana properties will be sufficient to meet our capital expenditure budget for the next twelve months. The majority of our capital expenditures will be discretionary and could be curtailed if our cash flows decline from expected levels or we are unable to obtain capital on attractive terms; however, we have various sources of capital in the form of our revolving credit facility, potential asset sales, the incurrence of additional long-term debt or the issuance of equity.

Cash Flows

Our cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Cash flows provided by operating activities	$296,834	$180,844
Cash flows used in investing activities	(785,891)	(493,310)
Cash flows provided by financing activities	701,810	275,717

Net increase (decrease) in cash and cash equivalents	$212,753	$(36,749)

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $296.8 million and $180.8 million, respectively. The increase in cash provided by operating activities from 2007 to 2008 was primarily due to a 74.1% increase in production volumes as a result of our drilling activities in the WTO as well as various acquisitions throughout 2007 and the first six months of 2008. Also, contributing to this increase was a 38.4% increase in the combined average prices we received for the natural gas and crude oil produced. These increases were partially offset by increases in general and administrative costs, such as salaries and wages.

Investing Activities.  Cash flows used in investing activities increased to $785.9 million in the six-month period ended June 30, 2008 from $493.3 million in the comparable 2007 period as we continued to ramp up our capital expenditure program. For the six-month period ended June 30, 2008, our capital expenditures were $813.9 million in our exploration and production segment, $35.8 million for drilling and oil field services, $69.4 million for midstream gas services and $15.2 million for other capital expenditures. During the same period in 2007, capital expenditures were $377.1 million in our exploration and production segment, $83.9 million for drilling and oil field services, $23.1 million for midstream gas services and $8.0 million for other capital expenditures.

Financing Activities.  Since December 2005, we have used equity issuances, borrowings and, to a lesser extent, our cash flows from operations to fund our rapid growth. Proceeds from borrowings increased to $1,408.0 million for the six months ended June 30, 2008 compared to the same period in 2007, mainly as a result of our issuance of $750.0 million in 8.0% Senior Notes due 2018 in May 2008. We repaid approximately $665.6 million during the first six months of 2008, leaving net borrowings of approximately $742.4 million at the end of the period. Our financing activities provided $701.8 million in cash for the six-month period ended June 30, 2008 compared to $275.7 million in the same period in 2007.

Indebtedness

Senior Credit Facility.  On November 21, 2006, we entered into a $750.0 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent. The senior credit facility matures on November 21, 2011 and is available to be drawn on and repaid without restriction so long as we are in compliance with its terms, including certain financial covenants. The initial proceeds of the senior credit facility were used to (i) partially finance the NEG acquisition, (ii) refinance our existing senior secured revolving credit facility and NEG’s existing credit facility and (iii) pay fees and expenses related to the NEG acquisition and our existing credit facility.

The senior credit facility contains various covenants that limit our ability and that of certain of our subsidiaries to grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the senior credit facility limits our ability and the ability of certain of our subsidiaries to incur additional indebtedness with certain exceptions, including under the senior notes (as discussed below).

The senior credit facility also contains financial covenants, including maintenance of agreed upon levels for the (i) ratio of total funded debt to EBITDAX (as defined in the senior credit facility), which may not exceed 4.5:1.0 calculated using the last fiscal quarter on an annualized basis as of the end of fiscal quarters ending on or before September 30, 2008 and calculated using the last four completed fiscal quarters thereafter, (ii) ratio of EBITDAX to interest expense plus current maturities of long-term debt, which must be at least 2.5:1.0 calculated using the last four completed fiscal quarters, and (iii) current ratio, which must be at least 1.0:1.0. As of June 30, 2008, we were in compliance with all of the financial covenants under the senior credit facility.

The obligations under the senior credit facility are secured by first priority liens on all shares of capital stock of each of our present and future subsidiaries; all of our intercompany debt and our subsidiaries; and substantially all of our assets and the assets of our guarantor subsidiaries, including proved natural gas and crude oil reserves representing at least 80% of the present discounted value (as defined in the senior credit facility) of our proved natural gas and crude oil reserves reviewed in determining the borrowing base for the senior credit facility (as determined by the administrative agent). Additionally, the obligations under the senior credit facility are guaranteed by certain of our subsidiaries.

At our election, interest under the senior credit facility is determined by reference to (i) LIBOR plus an applicable margin between 1.25% and 2.00% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.00% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average annual interest rate paid on amounts outstanding under our senior credit facility for the three-month and six-month periods ended June 30, 2008 was 4.10% and 4.30%, respectively.

The borrowing base of the senior credit facility is subject to review semi-annually; however, the lenders reserve the right to have one additional redetermination of the borrowing base per calendar year. Unscheduled redeterminations may be made at our request, but are limited to two requests per year. The borrowing base is determined based on proved developed producing reserves, proved developed non-producing reserves and proved undeveloped reserves and was $1.1 billion as of June 30, 2008. As of June 30, 2008, there were no amounts outstanding under our senior credit facility, though at that time, outstanding letters of credit reduced our borrowing capacity under the senior credit facility by $22.0 million. In April 2008, the committed loan amount for the facility was increased to $1.75 billion and the borrowing base was increased to $1.2 billion. After our private placement of $750.0 million of senior notes in May 2008 described below under “— 8.0% Senior Notes due 2018”, we caused the borrowing base to be reduced to $1.1 billion. As of August 5, 2008, there were no amounts outstanding under our senior credit facility.

Other Indebtedness.  We have financed a portion of our drilling rig fleet and related oil field services equipment through notes. At June 30, 2008, the aggregate outstanding balance of these notes was $40.8 million, with annual fixed interest rates ranging from 7.64% to 8.67%. The notes have a final maturity date of December 1, 2011, require aggregate monthly installments of principal and interest in the amount of $1.2 million and are secured by the equipment. The notes have a prepayment penalty (currently ranging from 1% to 3%) that is triggered if we repay the notes prior to maturity.

On November 15, 2007, we entered into a $20.0 million note payable which is fully secured by one of the buildings and a parking garage located on our property in downtown Oklahoma City, Oklahoma. We purchased the property in July 2007 to serve as our corporate headquarters. The mortgage bears interest at 6.08% per annum, and matures on November 15, 2022. Payments of principal and interest in the amount of approximately $0.5 million are due on a quarterly basis through the maturity date. We expect to make payments of principal and interest on this note totaling $0.8 million and $1.2 million, respectively, during 2008.

We have financed the purchase of other equipment used in our business. At June 30, 2007, the aggregate outstanding balance on these financings was $6.2 million. We substantially repaid such borrowings during July 2007.

8.625% Senior Term Loan and Senior Floating Rate Term Loan.  On March 22, 2007, we issued $1.0 billion principal amount of unsecured senior term loans. A portion of the proceeds of the senior term loans was used to repay the senior bridge facility described below under “— Senior Bridge Facility.” The senior term loans included both a floating rate tranche and fixed rate tranche as described below.

We issued a $350.0 million senior term loan at a variable rate with interest payable quarterly and principal due on April 1, 2014. The variable rate term loan bore interest, at our option, at LIBOR plus 3.625% or the higher of (i) the federal funds rate, as defined, plus 3.125% or (ii) a bank’s prime rate plus 2.625%.

We also issued a $650.0 million senior term loan at a fixed rate of 8.625% per annum with principal due on April 1, 2015. Under the terms of the fixed rate term loan, interest was payable quarterly and during the first four years interest could be paid, at our option, either entirely in cash or entirely with additional fixed rate term loans.

As discussed below, the senior term loans were exchanged pursuant to the senior term loan credit agreement.

8.625% Senior Notes Due 2015 and Senior Floating Rate Notes Due 2014.  On May 1, 2008, we completed an offer to exchange the senior term loans for senior unsecured notes with registration rights, as required under the senior term loan credit agreement. We issued $650.0 million of 8.625% Senior Notes due 2015 in exchange for an equal outstanding principal amount of our fixed rate term loan and $350.0 million of Senior Floating Rate Notes due 2014 in exchange for an equal outstanding principal amount of our variable rate term loan. The newly issued senior notes have terms that are substantially identical to those of the exchanged senior term loans, except that the senior notes have been issued with registration rights.

In conjunction with the issuance of the senior notes, we entered into a Registration Rights Agreement pursuant to which we have agreed to file a registration statement with the SEC in connection with our offer to exchange the notes for substantially identical notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). We are required to pay additional interest if we fail to register the exchange offer within specified time periods. We expect to complete the registration process for these notes by the end of third quarter 2008, subject to SEC review.

In January 2008, we entered into a $350 million notional amount interest rate swap agreement with a financial institution that effectively fixed our interest rate on the variable rate term loan at an accrual rate of 6.26%. As a result of the exchange of the variable rate term loan to Senior Floating Rate Notes, the interest rate swap is now being used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at an accrual rate of 6.26% through April 2011.

On or after April 1, 2011, we may redeem some or all of the 8.625% Senior Notes at specified redemption prices. On or after April 1, 2009, we may redeem some or all of the Senior Floating Rate Notes at specified redemption prices.

We incurred $26.1 million of debt issuance costs in connection with the senior term loans. As the senior term loans were exchanged for senior unsecured notes with substantially identical terms, the remaining unamortized debt issuance costs of the senior term loans are being amortized over the term of the 8.625% Senior Notes and the Senior Floating Rate Notes.

8.0% Senior Notes Due 2018.  In May 2008, we privately placed $750.0 million of our 8.0% Senior Notes due 2018. We used $478.0 million of the $735.0 million net proceeds to repay the total balance outstanding on our senior credit facility. The remaining proceeds are expected to be used to fund a portion of our 2008 capital expenditure program. The notes bear interest at a fixed rate of 8.0% per annum, payable semi-annually, with the principal due on June 1, 2018. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices.

In conjunction with the issuance of the 8.0% Senior Notes, we entered into a Registration Rights Agreement that requires us to cause these notes to become freely tradable by November 30, 2008. We expect the notes to become freely tradable 180 days after their issuance pursuant to Rule 144 under the Securities Act. We are required to pay additional interest if we fail to fulfill our obligations under the agreement within specified time periods.

We incurred $15.8 million of debt issuance costs in connection with the 8.0% Senior Notes. These costs are amortized over the term of these senior notes.

Debt covenants under all of the senior notes include financial covenants similar to those of the senior credit facility and included limitations on the incurrence of indebtedness, payment of dividends, asset sales, certain asset purchases, transactions with related parties and consolidation or merger agreements. As of June 30, 2008, we were in compliance with all of the covenants under the senior notes.

Senior Bridge Facility.  On November 21, 2006, we entered into an $850.0 million senior unsecured bridge facility in conjunction with our acquisition of NEG. We repaid this facility in full in March 2007 with proceeds from our senior term loans.

Redeemable Convertible Preferred Stock

Prior to the conversion of our redeemable convertible preferred stock to common stock during the first six months of 2008, each holder of our redeemable convertible preferred stock was entitled to quarterly cash dividends at the annual rate of 7.75% of the accreted value, $210 per share, of their redeemable convertible preferred stock. Each share of redeemable convertible preferred stock was convertible into approximately 10.2 shares of common stock at the option of the holder, subject to certain anti-dilution adjustments.

During March 2008, holders of 339,823 shares of our redeemable convertible preferred stock elected to convert those shares into 3,465,593 shares of our common stock. In May 2008, we converted the remaining outstanding 1,844,464 shares of our redeemable convertible preferred stock into 18,810,260 shares of our common stock as permitted under the terms of the redeemable convertible preferred stock. These conversions resulted in total charges to retained earnings of $7.2 million in accelerated accretion expense related to the converted redeemable convertible preferred shares. We paid all dividends on our redeemable convertible preferred stock in cash, including $33.3 million in 2007 and $17.6 million in 2008. On and after the conversion date, dividends ceased to accrue and the rights of common unit holders to exercise outstanding warrants to purchase shares of redeemable convertible preferred stock terminated.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

General

The following discussion provides information about the financial instruments we use to manage commodity price and interest rate volatility. All contracts are financial contracts, which are settled in cash and do not require the delivery of a physical quantity to satisfy settlement.

Commodity Price Risk.  Our most significant market risk is the prices we receive for our natural gas and crude oil production. In light of the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements aimed at reducing the variability of natural gas and crude oil prices we receive for our production. From time to time, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes depending upon management’s view of opportunities under the then current market conditions. We do not intend to enter into derivative contracts that would exceed our expected production volumes for the period covered by the derivative arrangement. Our current credit agreement limits our ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves. Future credit agreements could require a minimum level of commodity price hedging.

We use, or may use, a variety of commodity-based derivative contracts, including collars, fixed-price swaps and basis protection swaps. These transactions generally require no cash payment upfront and are settled in cash at maturity. While our derivative strategy may result in lower operating profits than if we were not party to these derivative contracts in times of high natural gas and crude oil prices, we believe that the stabilization of prices and protection afforded us by providing a revenue floor for our production is very beneficial.

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

While we believe that the natural gas and crude oil price derivative arrangements we enter into are important to our program to manage price variability for our production, we have not designated any of our derivative contracts as hedges for accounting purposes. We record all derivative contracts on the balance sheet at fair value, which reflects changes in natural gas and crude oil prices. We establish fair value of our derivative contracts by price quotations obtained from counterparties to the derivative contracts. Changes in fair values of our derivative contracts are recognized as unrealized gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in fair value of our commodities derivative arrangements. Changes in fair value are principally measured based on period-end prices compared to the contract price.

Cash settlements and valuation gains and losses on commodity derivative contracts are included in loss (gain) on derivative contracts in the consolidated statements of operations. The following table summarizes the cash settlements and valuation gains and losses on our natural gas and crude oil commodity derivative contracts for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Realized loss	$50,674	$793
Unrealized loss (gain)	245,938	(16,774)

Loss (gain) on derivative contracts	$296,612	$(15,981)

Due to recent changes in commodity prices, the change in the fair value of the company’s derivative contracts from June 30, 2008 to July 31, 2008 would result in an unrealized valuation gain of $213.5 million.

At June 30, 2008, our open natural gas and crude oil commodity derivative contracts consisted of the following:

Natural Gas

	Notional	Weighted Avg.
Period and Type of Contract	(MMcf)(1)	Fixed Price

July 2008 — September 2008
Price swap contracts	19,940	$8.60
Basis swap contracts	15,640	$(0.57)
October 2008 — December 2008
Price swap contracts	17,480	$8.67
Basis swap contracts	14,720	$(0.65)
January 2009 — March 2009
Price swap contracts	9,900	$10.05
Basis swap contracts	2,700	$(0.49)
April 2009 — June 2009
Price swap contracts	4,550	$9.27
Basis swap contracts	2,730	$(0.49)
July 2009 — September 2009
Price swap contracts	310	$9.67
Basis swap contracts	2,760	$(0.49)
October 2009 — December 2009
Basis swap contracts	2,760	$(0.49)
January 2011 — March 2011
Basis swap contracts	1,350	$(0.47)
April 2011 — June 2011
Basis swap contracts	1,365	$(0.47)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu

	Notional	Weighted Avg.
Period and Type of Contract	(MMcf)(1)	Fixed Price

July 2011 — September 2011
Basis swap contracts	1,380	$(0.47)
October 2011 — December 2011
Basis swap contracts	1,380	$(0.47)

Crude Oil

	Notional	Weighted Avg.
Period and Type of Contract	(in MBbls)	Fixed Price

July 2008 — September 2008
Price swap contracts	225	$94.33
Collar contracts	27	$50.00 — 82.60
October 2008 — December 2008
Price swap contracts	225	$93.17
Collar contracts	27	$50.00 — 82.60

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

We use sensitivity analysis to determine the impact that market risk exposures may have on our variable interest rate borrowings. Based on the $350.0 million outstanding balance of our Senior Floating Rate Notes at June 30, 2008, a one percent change in the applicable rates, with all other variables held constant, would have resulted in a change in our interest expense of approximately $1.7 million for the six months ended June 30, 2008.

In addition to commodity price derivative arrangements, we may enter into derivative transactions to fix the interest we pay on a portion of the money we borrow under our credit agreement. In January 2008, we entered into a $350.0 million notional amount interest rate swap agreement with a financial institution that effectively fixed our interest rate on the variable rate term loan for the period from April 1, 2008 through April 1, 2011. As a result of the exchange of the variable rate term loan to Senior Floating Rate Notes, the interest rate swap is being used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at 6.26% through April 2011. This swap has not been designated as a hedge.

An unrealized gain of $10.4 million was recorded in interest expense in the condensed consolidated statements of operations for the change in fair value of the interest rate swap for the six months ended June 30, 2008.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings

The Company is a defendant in lawsuits from time to time in the normal course of business. In management’s opinion, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of our incentive compensation program, we make required tax payments on behalf of employees as their restricted stock awards vest and then withhold a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the quarter ended June 30, 2008, the following shares of common stock were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1, 2008 — April 30, 2008	10,882	$45.43	N/A	N/A
May 1, 2008 — May 31, 2008	3,180	47.04	N/A	N/A
June 1, 2008 — June 30, 2008	183	58.94	N/A	N/A

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held in Oklahoma City, Oklahoma at 10:00 a.m., local time, on June 6, 2008.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the persons nominated by the Board to serve as Class II directors of the Company, and all nominees were elected. The terms of the Company’s Class III directors, Daniel W. Jordan and Stuart W. Ray, expire at the Company’s Annual Meeting of Stockholders in 2009. The terms of the Company’s Class I directors, William A. Gilliland, D. Dwight Scott and Jeffrey S. Serota, expire at the Company’s Annual Meeting of Stockholders in 2010.

(c) A total of 86,510,188 shares of our common stock and 544,775 shares of our redeemable convertible preferred stock outstanding and entitled to vote were present at the June 6, 2008 meeting in person or by proxy. Each share of common stock was entitled to one vote and each share of redeemable convertible preferred stock was entitled to 10.198 votes. The matters voted upon were as follows:

1. The election of two Class II Directors to serve until our annual meeting in 2011. All voted shares were cast for approval of each nominee. The vote tabulation with respect to each nominee was as follows:

		Authority
Nominee	For	Withheld

Tom L. Ward	91,578,654	487,154
Roy T. Oliver, Jr.	91,350,126	715,682

2. Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. All voted shares were cast for ratification of PricewaterhouseCoopers LLP. The results of the vote were as follows:

FOR:	91,950,796
AGAINST:	—
ABSTAIN:	115,012

ITEM 6.	Exhibits

See the Exhibit Index accompanying this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Dirk M. Van Doren
Dirk M. Van Doren
Executive Vice President and
Chief Financial Officer

Date: August 7, 2008

EXHIBIT INDEX

Filed Herewith (*) or
Exhibit			Incorporated by	File
Number		Description	Reference to Exhibit No.	Number

3.1		Certificate of Incorporation	3.1 to Registration Statement on Form S-1 filed on January 30, 2008	333-148956
3.2		Bylaws	3.3 to Quarterly Report on Form 10-Q filed on May 8, 2008
4.1		Indenture dated as of May 1, 2008 among SandRidge Energy, Inc. and the several guarantors named therein, and Wells Fargo Bank, National Association, as trustee	4.1 to Current Report on Form 8-K filed on May 2, 2008	1-33784
4.2		Registration Rights Agreement dated as of May 1, 2008 among SandRidge Energy, Inc. and the several guarantors named therein for the benefit of the holders of the Company’s Senior Notes Due 2015 and the Company’s Senior Floating Rate Notes Due 2014	4.2 to Current Report on Form 8-K filed on May 2, 2008	1-33784
4.3		Indenture dated as of May 20, 2008 among SandRidge Energy, Inc. and the several guarantors named therein, and Wells Fargo Bank, National Association, as trustee	4.1 to Current Report on Form 8-K filed on May 21, 2008	1-33784
4.4		Registration Rights Agreement dated as of May 20, 2008 among SandRidge Energy, Inc., the several guarantors named therein and Banc of America Securities LLC, Barclays Capital Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers	4.2 to Current Report on Form 8-K filed on May 21, 2008	1-33784
10.1		Construction Management Agreement dated June 29, 2008 between SandRidge Exploration and Production, LLC and OXY USA Inc.	*
10.2		Gas Treating and CO2 Delivery Agreement dated June 29, 2008 between SandRidge Exploration and Production, LLC and OXY USA Inc.	*
10	.3†	Executive Nonqualified Excess Plan dated as of July 11, 2008	10.1 to Current Report on Form 8-K/A filed on July 16, 2008	1-33784
10.4		Amendment No. 4, dated April 4, 2008 to Senior Credit Facility, dated November 21, 2006, by and among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and Bank of America, N.A. as Administrative Agent of Banc of America Securities LLC as Lead Arranger and Book Running Manager	*
31.1		Section 302 Certification — Chief Executive Officer	*
31.2		Section 302 Certification — Chief Financial Officer	*
32.1		Section 906 Certifications of Chief Executive Officer and Chief Financial Officer	*

†	Management contract or compensatory plan or arrangement