Form 10-K/A
period 2008-12-31
SANDRIDGE ENERGY INC
filed 2009-04-23
CIK 1349436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-33784

SANDRIDGE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 123 Robert S. Kerr Avenue Oklahoma City, Oklahoma (Address of principal executive offices)	20-8084793 (I.R.S. Employer Identification No.) 73118 (Zip Code)
(405) 429-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.001 par value	Name of Each Exchange on Which Registered New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
     The aggregate market value of our common stock held by non-affiliates on June 30, 2008 was approximately $8.0 billion based on the closing price as quoted on the New York Stock Exchange. At February 20, 2009 there were 167,625,519 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)
     Portions of the proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

EXPLANATORY NOTE
SandRidge Energy, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2008 on February 26, 2009 (the “Original Form 10-K”). The company is filing this Amendment No. 1 on Form 10-K/A to provide corrected Exhibits 31.1 and 31.2. In the Original Form 10-K Exhibits 31.1 and 31.2 inadvertently omitted a portion of the required language of paragraph 4 of the certification.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2009.

SANDRIDGE ENERGY, INC.
By /s/ TOM L. WARD
Tom L. Ward
President, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TOM L. WARD Tom L. Ward	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 23, 2009

* Dirk M. Van Doren	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	April 23, 2009

* Randall D. Cooley	Senior Vice President — Accounting (Principal Accounting Officer)	April 23, 2009

* Dan Jordan	Director	April 23, 2009

* Bill Gilliland	Director	April 23, 2009

* Roy T. Oliver, Jr.	Director	April 23, 2009

* Stuart W. Ray	Director	April 23, 2009

* D. Dwight Scott	Director	April 23, 2009

* Jeff Serota	Director	April 23, 2009

* By:	/s/ TOM L. WARD Tom L. Ward

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			SEC			Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	01/30/2008

3.2	Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	01/21/2009

3.3	Amended and Restated Bylaws of SandRidge Energy, Inc.	10-Q	001-33784	3.3	05/08/2008

4.1	Specimen Stock Certificate representing common stock of SandRidge Energy, Inc.	S-1	333-148956	4.1	01/30/2008

4.3	Registration Rights Agreement, dated November 21, 2006, by and among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and the Purchasers party thereto	S-1	333-148956	4.3	01/30/2008

4.7	Amended and Restated Shareholders Agreement, dated April 4, 2007, among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and certain shareholders	S-1	333-148956	4.7	01/30/2008

4.8	Registration Rights Agreement, dated March 20, 2007, by and among SandRidge Energy, Inc. and the several purchasers party thereto	S-1	333-148956	4.8	01/30/2008

4.10	Shareholders Agreement, dated March 20, 2007, by and among SandRidge Energy, Inc. and certain common shareholders	S-1	333-148956	4.10	01/30/2008

4.11	Indenture, dated May 1, 2008, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	05/02/2008

4.12	Registration Rights Agreement, dated May 1, 2008, by and among SandRidge Energy, Inc. and certain guarantors named therein for the benefit of noteholders	8-K	001-33784	4.2	05/02/2008

		Incorporated by Reference
Exhibit			SEC			Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.14	Indenture, dated May 20, 2008, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	05/21/2008

4.15	Registration Rights Agreement, dated May 20, 2008 by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, Banc of America Securities LLC, Barclays Capital, Inc. and J.P. Morgan Securities Inc., as representatives of the purchasers	8-K	001-33784	4.2	05/21/2008

4.16	Registration Rights Agreement, dated February 16, 2009, among SandRidge Energy, Inc., George B. Kaiser and Pooled CIT Investments, O.K.	10-K	001-33784	4.16	02/26/2009

10.1 †	Executive Nonqualified Excess Plan	8-K	001-33784	10.1	07/15/2008

10.2 †	2005 Stock Plan of SandRidge Energy, Inc.	S-1	333-148956	10.2	01/30/2008

10.2.1 †	Form of Restricted Stock Award Agreement under 2005 Stock Plan	10-K	001-33784	10.2.1	03/07/2008

10.5.1 †	Employment Agreement of Tom L. Ward, dated June 8, 2006	S-1	333-148956	10.11	01/30/2008

10.5.2 †	Employment Agreement of Dirk M. Van Doren, dated effective as of January 1, 2008	10-Q	333-148956	10.5.2	05/08/2008

10.5.3 †	Employment Agreement of Matthew K. Grubb, dated effective as of January 1, 2008	10-Q	333-148956	10.5.3	05/08/2008

10.5.4 †	Employment Agreement of Todd N. Tipton, dated effective as of January 1, 2008	10-Q	333-148956	10.5.4	05/08/2008

10.5.5 †	Employment Agreement of Larry K. Coshow, dated effective as of January 1, 2008	10-Q	333-148956	10.5.5	05/08/2008

10.5.6 †	Form of Employment Agreement for Senior Vice Presidents	10-Q	333-148956	10.5.60.	05/08/2008

		Incorporated by Reference
Exhibit			SEC			Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.5.7 †	Employment Separation Agreement of Larry K. Coshow, dated April 14, 2008	10-Q	333-148956	10.5.7	05/08/2008

10.5.8 †	Employment Agreement of Rodney E. Johnson, dated effective as of January 1, 2009	10-K	001-33784	10.5.8	02/26/2009

10.6 †	Form of Indemnification Agreement for directors and officers	S-1	333-148956	10.5	01/30/2008

10.7	Senior Credit Facility, dated November 21, 2006, by and among SandRidge Energy, Inc. (as successor by merger to Riata Energy, Inc.) and Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Lead Arranger and Book Running Manager	S-1	333-148956	10.6	01/30/2008

10.7.1	Amendment No. 1 to Senior Credit Facility, dated November 21, 2006 by and among SandRidge Energy, Inc.	S-1	333-148956	10.6	01/30/2008

10.7.2	Amendment No. 2 to Senior Credit Facility, dated November 21, 2006	S-1	333-148956	10.10	01/30/2008

10.7.3	Amendment No. 3 to Senior Credit Facility, dated September 14, 2007	10-Q	333-148956	10.7.3	05/08/2008

10.7.4	Amendment No. 4 to Senior Credit Facility, dated April 4, 2008	10-Q	333-148956	10.4	08/07/2008

10.7.5	Amendment No. 5 to Senior Credit Facility, dated September 18, 2008		001-33784	10.7.5	02/26/2009

10.9	Credit Agreement, dated March 22, 2007 by and among SandRidge Energy, Inc. and Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Lead Arranger	S-1	333-148956	10.8	01/30/2008

10.14	Purchase and Sale Agreement, dated June 7, 2007 by and between Wallace Jordan, LLC and SandRidge Energy, Inc.	S-1	333-148956	10.17	01/30/2008

10.15	Office Lease Agreement, dated March 6, 2006 by and between 1601 Tower Properties, L.L.C. and Riata Energy, Inc.	S-1	333-148956	10.18	01/30/2008

		Incorporated by Reference
Exhibit			SEC			Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.15.1	First Amendment, dated October 19, 2006 to Office Lease Agreement, dated March 6, 2006	S-1	333-148956	10.19	01/30/2008

10.15.2	Second Amendment, dated January 26, 2007 to Office Lease Agreement	S-1	333-148956	10.20	01/30/2008

10.16	Letter Agreement for Acquisition of Properties, dated September 21, 2007 by and between SandRidge Energy, Inc., Longfellow Energy, LP, Dalea Partners, LP and N. Malone Mitchell, 3rd	S-1	333-148956	10.21	01/30/2008

10.17	Construction Management Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	333-148956	10.1	08/07/2008

10.18	Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	333-148956	10.2	08/07/2008

10.19	Purchase and Sale Agreement, dated October 9, 2008, by and among SandRidge Energy, Inc., Tom L. Ward, TLW Investments, L.L.C. and TLW Investments, Inc.	8-K	333-148956	10.1	10/16/2008

21.1	Subsidiaries of SandRidge Energy, Inc.	S-1	333-148956	21.1	01/30/2008

23.1	Consent of PricewaterhouseCoopers LLP	10-K	001-33784	23.1	02/26/2009

23.2	Consent of DeGolyer and MacNaughton	10-K	001-33784	23.2	02/26/2009

23.3	Consent of Netherland, Sewell & Associates, Inc.	10-K	001-33784	23.3	02/26/2009

24.1	Power of Attorney (included on signature page)	10-K	001-33784	24.1	02/26/2009

31.1	Section 302 Certification — Chief Executive Officer					*

31.2	Section 302 Certification — Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer	10-K	001-33784	32.1	02/26/2009

†	Management contract or compensatory plan or arrangement

Note:	Debt instruments of the Company defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of its consolidated assets have been omitted and will be provided to the Commission upon request.