Form 10-Q
period 2009-03-31
SANDRIDGE ENERGY INC
filed 2009-05-07
CIK 1349436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2009, was 181,898,103.

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended March 31, 2009

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Various statements contained in this report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements include projections and estimates concerning 2009 capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, and elements of our business strategy. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, the opportunities that may be presented to and pursued by us, competitive actions by other companies, changes in laws or regulations and other factors, many of which are beyond our control. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company or our business or operations. The forward-looking statements contained herein are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1.  Financial Statements

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$76	$636
Accounts receivable, net:
Trade	78,122	102,746
Related parties	483	6,327
Derivative contracts	270,170	201,111
Inventories	3,682	3,686
Costs in excess of billings	16,234	—
Other current assets	39,055	41,407

Total current assets	407,822	355,913

Natural gas and crude oil properties, using full cost method of accounting
Proved	4,933,712	4,676,072
Unproved	221,161	215,698
Less: accumulated depreciation, depletion and impairment	(3,732,599)	(2,369,840)

	1,422,274	2,521,930

Other property, plant and equipment, net	676,551	653,629
Derivative contracts	84,736	45,537
Investments	7,374	6,088
Restricted deposits	32,796	32,843
Other assets	39,032	39,118

Total assets	$2,670,585	$3,655,058

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$16,408	$16,532
Accounts payable and accrued expenses:
Trade	267,832	366,337
Related parties	—	230
Derivative contracts	5,184	5,106
Asset retirement obligation	126	275
Billings in excess of costs incurred	—	14,144

Total current liabilities	289,550	402,624

Long-term debt	2,392,289	2,358,784
Other long-term obligations	11,967	11,963
Derivative contracts	3,809	3,639
Asset retirement obligation	87,233	84,497

Total liabilities	2,784,848	2,861,507

Commitments and contingencies (Note 13)
Equity:
SandRidge Energy, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 50,000 shares authorized:
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at March 31, 2009 and no shares issued and outstanding in 2008; aggregate liquidation preference of $265,000 at March 31, 2009	3	—
Common stock, $0.001 par value, 400,000 shares authorized; 168,968 issued and 167,572 outstanding at March 31, 2009 and 167,372 issued and 166,046 outstanding at December 31, 2008	163	163
Additional paid-in capital	2,418,547	2,170,986
Treasury stock, at cost	(19,845)	(19,332)
Accumulated deficit	(2,513,153)	(1,358,296)

Total SandRidge Energy, Inc. stockholders’ (deficit) equity	(114,285)	793,521
Noncontrolling interest	22	30

Total (deficit) equity	(114,263)	793,551

Total liabilities and equity	$2,670,585	$3,655,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except per share data)

Revenues:
Natural gas and crude oil	$121,241	$205,487
Drilling and services	6,395	12,334
Midstream and marketing	25,956	46,409
Other	5,421	4,856

Total revenues	159,013	269,086

Expenses:
Production	45,579	34,188
Production taxes	1,491	9,220
Drilling and services	5,606	7,169
Midstream and marketing	23,362	40,418
Depreciation, depletion and amortization — natural gas and crude oil	60,093	65,076
Depreciation, depletion and amortization — other	12,726	17,965
Impairment	1,304,418	—
General and administrative	28,485	20,994
(Gain) loss on derivative contracts	(206,647)	136,844
Loss on sale of assets	180	23

Total expenses	1,275,293	331,897

Loss from operations	(1,116,280)	(62,811)

Other income (expense):
Interest income	11	813
Interest expense	(40,748)	(25,172)
Income from equity investments	234	859
Other income (expense), net	760	(17)

Total other (expense) income	(39,743)	(23,517)

Loss before income tax benefit	(1,156,023)	(86,328)
Income tax benefit	(1,169)	(30,538)

Net loss	(1,154,854)	(55,790)
Less: net income attributable to noncontrolling interest	3	835

Net loss attributable to SandRidge Energy, Inc.	(1,154,857)	(56,625)
Preferred stock dividends and accretion	—	9,582

Loss applicable to SandRidge Energy, Inc. common stockholders	$(1,154,857)	$(66,207)

Basic and diluted loss per share applicable to SandRidge Energy, Inc. common stockholders	$(7.07)	$(0.47)

Weighted average number of common shares outstanding:
Basic	163,321	141,044

Diluted	163,321	141,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

	SandRidge Energy, Inc. Stockholders
	8.5% Convertible
	Perpetual Preferred				Additional
	Stock		Common Stock		Paid-In	Treasury	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Total
	(Unaudited)
	(In thousands)

Three months ended March 31, 2009
Balance, December 31, 2008	—	$—	166,046	$163	$2,170,986	$(19,332)	$(1,358,296)	$30	$793,551
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(11)	(11)
Issuance of 8.5% convertible perpetual preferred stock	2,650	3	—	—	243,286	—	—	—	243,289
Purchase of treasury stock	—	—	—	—	—	(513)	—	—	(513)
Stock-based compensation	—	—	—	—	6,388	—	—	—	6,388
Stock-based compensation excess tax benefit	—	—	—	—	(2,113)	—	—	—	(2,113)
Issuance of restricted stock awards, net of cancellations	—	—	1,526	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(1,154,857)	3	(1,154,854)

Balance, March 31, 2009	2,650	$3	167,572	$163	$2,418,547	$(19,845)	$(2,513,153)	$22	$(114,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,154,854)	$(55,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	72,819	83,041
Impairment	1,304,418	—
Debt issuance cost amortization	1,611	1,097
Deferred income taxes	4	(30,617)
Unrealized (gain) loss on derivative contracts	(108,010)	143,367
Loss on sale of assets	180	23
Investment loss (income) — restricted deposits	47	(192)
Income from equity investments	(234)	(859)
Stock-based compensation	5,205	3,241
Stock-based compensation excess tax benefit	(2,113)	—
Changes in operating assets and liabilities	(45,842)	13,378

Net cash provided by operating activities	73,231	156,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(350,184)	(418,650)
Proceeds from sale of assets	247	452
Fundings of restricted deposits	—	(781)

Net cash used in investing activities	(349,937)	(418,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	559,099	340,220
Repayments of borrowings	(525,718)	(128,937)
Dividends paid — preferred	—	(9,516)
Noncontrolling interest distributions	(11)	(632)
Proceeds from issuance of 8.5% convertible perpetual preferred stock	243,289	—
Purchase of treasury stock	(513)	(1,254)

Net cash provided by financing activities	276,146	199,881

NET DECREASE IN CASH AND CASH EQUIVALENTS	(560)	(62,409)
CASH AND CASH EQUIVALENTS, beginning of year	636	63,135

CASH AND CASH EQUIVALENTS, end of period	$76	$726

Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in accrued capital expenditures	$(53,024)	$—
Accretion on redeemable convertible preferred stock	$—	$1,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

Nature of Business.  SandRidge Energy, Inc. and its subsidiaries (collectively, the “Company” or “SandRidge”) is an independent natural gas and crude oil company concentrating on exploration, development and production activities. The Company also owns and operates natural gas gathering and treating facilities and CO2 treating and transportation facilities and has marketing and tertiary oil recovery operations. In addition, Lariat Services, Inc. (“Lariat”), a wholly owned subsidiary, owns and operates drilling rigs and a related oil field services business. The Company’s primary exploration, development and production areas are concentrated in West Texas. The Company also operates interests in the Mid-Continent, the Cotton Valley Trend in East Texas, the Gulf Coast and the Gulf of Mexico.

Interim Financial Statements.  The accompanying condensed consolidated financial statements as of December 31, 2008 have been derived from the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2008 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information in the Company’s unaudited condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2008 Form 10-K.

2.	Significant Accounting Policies

For a description of the Company’s accounting policies, refer to Note 1 of the consolidated financial statements included in the 2008 Form 10-K.

Reclassifications.  Certain reclassifications have been made in prior period financial statements to conform with current period presentation.

Recent Accounting Pronouncements.  Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for its financial assets and liabilities measured on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. See Note 3.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP 157-3”) which was effective upon issuance. FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that financial asset is not active. As of March 31, 2009, the Company had no financial assets with a market that was not active. Accordingly, FSP 157-3 had no effect on the Company’s current financial statements.

Effective January 1, 2009, the Company implemented SFAS No. 157 for certain of its nonfinancial liabilities, in accordance with Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities except those recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. This implementation did not have a material impact on the Company’s financial position or results of operations.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Effective January 1, 2009, the Company implemented SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51,” which established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The implementation of SFAS No. 160 resulted in changes to the presentation for noncontrolling interests and did not have a material impact on the Company’s results of operations and financial condition. All historical periods presented in the condensed consolidated financial statements reflect these changes to the presentation for noncontrolling interests. See Note 15.

Effective January 1, 2009, the Company implemented SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changed disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosure, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The implementation of SFAS No. 161 did not have a material impact on the Company’s results of operations or financial condition. See Note 10.

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

On December 31, 2008, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for natural gas and crude oil reserves, the new rules change the requirements for determining natural gas and crude oil reserve quantities to permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require natural gas and crude oil reserves to be reported and the full cost ceiling limitation to be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have had an effect on the Company’s 2008 and 2009 depletion rates for its natural gas and crude oil properties. The new rules are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the contemplated alignment of certain accounting standards by the FASB with the new rules. The Company plans to implement the new requirements beginning in its Annual Report on Form 10-K for the year ended December 31, 2009. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. This implementation is expected to have no impact on the Company’s results of operations and financial condition, but will require additional disclosures about the fair value of financial

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

instruments in the Company’s financial statements. The Company plans to implement the new requirements in its June 30, 2009 financial statements.

3.	Fair Value Measurements

Effective January 1, 2008, the Company implemented SFAS No. 157 for its financial assets and liabilities measured on a recurring basis. Effective January 1, 2009, the Company implemented SFAS No. 157 for certain nonfinancial liabilities based on FSP 157-2, which delayed the effective date of SFAS No. 157 by one year for certain nonfinancial assets and liabilities, with no material impact to the Company’s financial position or results of operations as a result of this implementation. SFAS No. 157 applies to all assets and liabilities that are measured and reported on a fair value basis.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Measurement based on prices or valuation models that required inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

As required by SFAS No. 157, assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, takes into account the market for the Company’s financial assets and liabilities, the associated credit risk and other factors as required under SFAS No. 157. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

As required by SFAS No. 157, the Company has classified its derivative contracts into one of three levels based upon the data relied upon to determine the fair value. The fair values of the Company’s natural gas and crude oil swaps and interest rate swap are based upon quotes obtained from counterparties to the derivative contracts. The Company reviews other readily available market prices for its derivative contracts as there is an active market for these contracts; however, the Company does not have access to the specific valuation models used by the counterparties. Included in these models are discount factors that the Company must estimate in its calculation. Additionally, the Company applies a credit default risk rating factor for its counterparties in determining the fair value of its derivative contracts. Based on the inputs for the fair value measurement, the Company classified its derivative contract assets and liabilities as Level 3.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the fair value of the Company’s financial assets and liabilities by SFAS No. 157 pricing levels as of March 31, 2009:

	Fair Value Measurements Using:
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable	Assets/
	or Liabilities	Inputs	Inputs	Liabilities at
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)

Derivative assets	$—	$—	$354,906	$354,906
Derivative liabilities	—	—	(8,993)	(8,993)

	$—	$—	$345,913	$345,913

The table below sets forth a reconciliation of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 (in thousands):

Derivatives

Balance at December 31, 2008	$237,903
Total gains or losses (realized/unrealized)	205,360
Purchases, issuances and settlements	(97,350)
Transfers in and/or out of Level 3	—

Balance at March 31, 2009	$345,913

Change in unrealized gains (losses) on derivative contracts still held as of March 31, 2009	$108,010

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Natural gas and crude oil properties:
Proved	$4,933,712	$4,676,072
Unproved	221,161	215,698

Total natural gas and crude oil properties	5,154,873	4,891,770
Less accumulated depreciation, depletion and impairment(1)	(3,732,599)	(2,369,840)

Net natural gas and crude oil properties capitalized costs	1,422,274	2,521,930

Land	13,938	11,250
Non natural gas and crude oil equipment	800,108	764,792
Buildings and structures	69,215	71,859

Total	883,261	847,901
Less accumulated depreciation, depletion and amortization	(206,710)	(194,272)

Net capitalized costs	676,551	653,629

Total property, plant and equipment, net	$2,098,825	$3,175,559

(1)	Includes the cumulative full cost ceiling limitation impairment charges of $3,159.4 million and $1,855.0 million at March 31, 2009 and December 31, 2008, respectively.

In January 2009, the asset lives of certain of the drilling, oil field services and midstream assets were changed to align with industry average lives for similar assets.

The amount of capitalized interest included in the above non natural gas and crude oil equipment balance at both March 31, 2009 and December 31, 2008 was approximately $3.8 million.

5.	Impairment

Full Cost Ceiling Limitation.  Under the full cost method of accounting, the net book value of natural gas and crude oil properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the discounted estimated after-tax future net revenue from proved natural gas and crude oil properties, excluding future cash outflows associated with settling asset retirement obligations included in the net book value of natural gas and crude oil properties, plus the cost of properties not subject to amortization. In calculating future net revenues, prices and costs used are those as of the end of the appropriate period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The Company has entered into various commodity derivative contracts; however, these derivative contracts are not accounted for as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation as of March 31, 2009.

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

During the first quarter of 2009, the Company reduced the carrying value of its oil and gas properties by $1,304.4 million due to the full cost ceiling limitation.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Costs in Excess of Billings (Billings in Excess of Costs Incurred)

In June 2008, the Company entered into an agreement with a subsidiary of Occidental Petroleum Corporation (“Occidental”) to construct a CO2 treating plant (the “Century Plant”) and associated compression and pipeline facilities for $800.0 million. Occidental will pay a minimum of 100% of the contract price, plus any subsequent agreed-upon revisions, to the Company through periodic cost reimbursements based upon the percentage of the project completed. Upon start-up, the Century Plant, located in Pecos County, Texas, will be owned and operated by Occidental for the purpose of separating and removing CO2 from natural gas delivered by the Company. Pursuant to a 30-year treating agreement executed simultaneously with the construction agreement, Occidental will remove CO2 from the Company’s delivered natural gas. The Company will retain all methane gas from the Century Plant and its other existing plants.

The Company accounts for construction of the Century Plant using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Provisions for a contract loss are recognized when it is determined that a loss will be incurred. Costs in excess of billings (billings in excess of costs incurred) were $16.2 million and ($14.1) million and were reported as a current asset and current liability in the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. During April 2009, the Company issued and received payment for a progress billing in the amount of $42.2 million.

7.	Asset Retirement Obligation

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the period from December 31, 2008 to March 31, 2009 is as follows (in thousands):

Asset retirement obligation, December 31, 2008	$84,772
Liability incurred upon acquiring and drilling wells	995
Revisions in estimated cash flows	(162)
Liability settled in current period	—
Accretion of discount expense	1,754

Asset retirement obligation, March 31, 2009	87,359
Less: Current portion	126

Asset retirement obligation, net of current	$87,233

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Senior credit facility	$610,857	$573,457
Other notes payable:
Drilling rig fleet and related crude oil field services equipment	29,229	33,030
Mortgage	18,611	18,829
Senior Floating Rate Notes due 2014	350,000	350,000
8.625% Senior Notes due 2015	650,000	650,000
8.0% Senior Notes due 2018	750,000	750,000

Total debt	2,408,697	2,375,316
Less: Current maturities of long-term debt	16,408	16,532

Long-term debt	$2,392,289	$2,358,784

Senior Credit Facility.  The amount the Company can borrow under its senior secured revolving credit facility (the “senior credit facility”) is limited to a borrowing base, which was $1.1 billion at March 31, 2009. The senior credit facility matures on November 21, 2011 and is available to be drawn on and repaid without restriction so long as the Company is in compliance with its terms, including certain financial covenants.

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

The senior credit facility also contains financial covenants, including maintenance of agreed upon levels for the (i) ratio of total funded debt to EBITDAX (as defined in the senior credit facility), which may not exceed 4.5:1.0 calculated using the last four completed fiscal quarters, (ii) ratio of EBITDAX to interest expense plus current maturities of long-term debt, which must be at least 2.5:1.0 calculated using the last four completed fiscal quarters, and (iii) current ratio, which must be at least 1.0:1.0. In the current ratio calculation, as defined in the senior credit facility, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. As of March 31, 2009, the Company was in compliance with all of the financial covenants under the senior credit facility.

The obligations under the senior credit facility are guaranteed by certain Company subsidiaries and are secured by first priority liens on all shares of capital stock of each of the Company’s material present and future subsidiaries; all intercompany debt of the Company; and substantially all of the Company’s assets, including proved natural gas and crude oil reserves representing at least 80% of the discounted present value (as defined in the senior credit facility) of proved natural gas and crude oil reserves reviewed in determining the borrowing base for the senior credit facility.

At the Company’s election, interest under the senior credit facility is determined by reference to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum, or the ‘base rate,’ which is the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 1.00% and 2.00% per annum, or the Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average annual interest rate paid on amounts outstanding under the senior credit facility was 1.96% for the three months ended March 31, 2009. The interest rate on the senior credit facility was 2.14% at March 31, 2009.

The Company’s borrowing base is redetermined in April and October of each year. The borrowing base remained unchanged at $1.1 billion as a result of the April 2009 redetermination. The Company’s ability to develop properties and changes in commodity prices impact the borrowing base. The Company incurred additional costs related to the senior credit facility as a result of changes to the borrowing base. These costs have been deferred and are included in other assets in the accompanying condensed consolidated balance sheets. At March 31, 2009, the Company had $610.9 million outstanding and $459.6 million available to be drawn under the senior credit facility after consideration of the Company’s $24.5 million in outstanding letters of credit.

On October 3, 2008, Lehman Brothers Commodity Services, Inc. (“Lehman Brothers”), a lender under the Company’s senior credit facility, filed for bankruptcy. At the time that its parent, Lehman Brothers Holdings Inc., declared bankruptcy on September 15, 2008, Lehman Brothers elected not to fund its pro rata share, or 0.29%, of borrowings requested by the Company under the senior credit facility. Accordingly, the Company does not anticipate that Lehman Brothers will fund its pro rata share of any future borrowing requests. The Company does not expect this reduced availability of amounts under the senior credit facility to impact its liquidity or business operations.

Other Indebtedness.  The Company has financed a portion of its drilling rig fleet and related oil field services equipment through the issuance of notes secured by the equipment. At March 31, 2009, the aggregate outstanding balance of these notes was $29.2 million, with annual fixed interest rates ranging from 7.64% to 8.67%. The notes have a final maturity date of December 1, 2011 and require aggregate monthly installments of principal and interest in the amount of $1.2 million. The notes have a prepayment penalty (currently ranging from 1% to 2%) that is triggered if the Company repays the notes prior to maturity.

The Company’s mortgage on downtown property purchased by the Company in July 2007 to serve as its corporate headquarters is fully secured by one of the buildings and a parking garage located on the property. The mortgage bears interest at 6.08% annually and matures on November 15, 2022. Payments of principal and interest in the amount of approximately $0.5 million are due on a quarterly basis through the maturity date. During 2009, the Company expects to make payments of principal and interest on this note totaling $0.9 million and $1.1 million, respectively.

Senior Floating Rate Notes Due 2014 and 8.625% Senior Notes Due 2015.  In May 2008, the Company exchanged its senior term loans for senior unsecured notes with registration rights, as required under the senior term loan credit agreement, pursuant to an exchange offer exempted from registration under the Securities Act of 1933, as amended (“Securities Act”). The Company issued $350.0 million of Senior Floating Rate Notes due 2014 (“Senior Floating Rate Notes”) in exchange for the total outstanding principal amount of its senior floating rate term loan and $650.0 million of 8.625% Senior Notes due 2015 (“8.625% Senior Notes”) in exchange for the total outstanding principal amount of its 8.625% senior term loan. Terms of these senior notes are substantially identical to those of the exchanged senior term loans, except that the senior notes were issued with registration rights. These senior notes are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries. See Note 19.

In conjunction with the issuance of the senior notes, the Company agreed to file a registration statement with the SEC in connection with its offer to exchange the notes for substantially identical notes that are registered under the Securities Act. The Company filed a registration statement relating to the exchange offer during the third quarter of 2008, and all unregistered notes were exchanged for substantially identical notes registered under the Securities Act.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.625% (5.06% at March 31, 2009), except for the period from April 1, 2008 to June 30, 2008, for which the interest rate was 6.323%. Interest is payable quarterly with

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

principal due on April 1, 2014. The average interest rate paid on amounts outstanding under the Senior Floating Rate Notes for the three months ended March 31, 2009 was 5.06% without consideration of the interest rate swap. The 8.625% Senior Notes bear interest at a fixed rate of 8.625% per annum with the principal due on April 1, 2015. Under the terms of the 8.625% Senior Notes, interest is payable semi-annually and, through the interest payment due on April 1, 2011, interest may be paid, at the Company’s option, either entirely in cash or entirely with additional fixed rate senior notes. If the Company elects to pay the interest due during any period in additional fixed rate senior notes, the interest rate will increase to 9.375% during that period. All interest payments made to date related to the 8.625% Senior Notes have been paid in cash.

In January 2008, the Company entered into a $350.0 million notional interest rate swap agreement to fix the variable LIBOR interest rate on the floating rate senior term loan for the period from April 1, 2008 to April 1, 2011. As a result of the exchange of the floating rate senior term loan to Senior Floating Rate Notes, the interest rate swap is now being used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at an annual rate of 6.26% through April 2011. This swap has not been designated as a hedge.

The Company may redeem, at specified redemption prices, some or all of the Senior Floating Rate Notes at any time, and, at specified redemption prices, some or all of the 8.625% Senior Notes on or after April 1, 2011.

The Company incurred $26.1 million of debt issuance costs in connection with the senior term loans. As the senior term loans were exchanged for unsecured senior notes with substantially identical terms, the remaining unamortized debt issuance costs on the senior term loans will be amortized over the terms of the Senior Floating Rate Notes and the 8.625% Senior Notes. These costs are included in other assets in the consolidated balance sheets.

8.0% Senior Notes Due 2018.  In May 2008, the Company issued $750.0 million of unsecured 8.0% Senior Notes due 2018 (“8.0% Senior Notes”). The notes bear interest at a fixed rate of 8.0% per annum, payable semi-annually, with the principal due on June 1, 2018. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices. The 8.0% Senior Notes are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries. See Note 19. The notes became freely tradable on November 17, 2008, 180 days after their issuance, pursuant to Rule 144 under the Securities Act.

The Company incurred $16.0 million of debt issuance costs in connection with the offering of the 8.0% Senior Notes. These costs are included in other assets in the consolidated balance sheet and amortized over the term of the notes.

The indentures governing all of the senior notes contain financial covenants similar to those of the senior credit facility and include limitations on the incurrence of indebtedness, payment of dividends, asset sales, certain asset purchases, transactions with related parties and consolidation or merger agreements. As of March 31, 2009, the Company was in compliance with all of the covenants contained in the indentures governing the senior notes.

For the three months ended March 31, 2009 and 2008, interest payments, net of amounts capitalized, were approximately $10.0 million and $25.4 million, respectively.

9.	Other Long-Term Obligations

The Company has recorded a long-term obligation for amounts to be paid under a settlement agreement with Conoco, Inc. entered into in January 2007. The Company agreed to pay approximately $25.0 million plus interest, payable in $5.0 million increments on April 1, 2007, July 1, 2008, July 1, 2009, July 1, 2010 and July 1, 2011. The payment to be made on July 1, 2009 has been included in accounts payable-trade in the consolidated balance sheets at March 31, 2009 and December 31, 2008. The non-current unpaid settlement amount of $10.0 million has been included in other long-term obligations in the consolidated balance sheets at March 31, 2009 and December 31, 2008.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

10.	Derivatives

The Company is exposed to commodity price risk which impacts the predictability of its cash flows related to the sale of natural gas and crude oil. The primary risk managed by the Company’s use of commodity derivative contracts is commodity price risk. These derivative contracts allow the Company to limit its exposure to a portion of its projected natural gas and crude oil sales. None of the Company’s derivative contracts contain credit risk related contingent features. At March 31, 2009 and December 31, 2008, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are included in the derivative descriptions below:

Fixed price swaps	The Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

Collars	Contain a fixed floor price (put) and a fixed ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

Basis swaps	The Company receives a payment from the counterparty if the settled price differential is greater than the stated terms of the contract and pays the counterparty if the settled price differential is less than the stated terms of the contract which guarantees the Company a price differential for natural gas from a specified delivery point.

In January 2008, the Company entered into a $350.0 million notional interest rate swap agreement to fix the variable LIBOR interest rate on its floating rate senior term loan at 6.26% per annum for the period April 1, 2008 to April 1, 2011 to manage the interest rate risk on a portion of its floating rate debt. Due to the exchange of the floating rate senior term loan for Senior Floating Rate Notes, the interest rate swap is now being used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at 6.26% per annum through April 2011. This swap has not been designated as a hedge.

The Company’s derivative contracts have not been designated as hedges. The Company records all derivative contracts at fair value. Changes in derivative contract fair values are recognized in earnings. Cash settlements and valuation gains and losses are included in (gain) loss on derivative contracts in the consolidated statements of operations. All swaps are settled on a monthly basis.

The balance sheet classification of the assets and liabilities related to derivative contracts is summarized below at March 31, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Fair Value
Type of Contract	Classification	March 31, 2009	December 31, 2008

Derivative assets
Natural gas swaps	Derivative assets-current	$260,801	$188,045
Crude oil price swaps	Derivative assets-current	9,369	13,066
Natural gas swaps	Derivative assets-noncurrent	84,736	45,537

Total derivative assets		$354,906	$246,648

Derivative liabilities
Interest rate swap	Derivative liabilities-current	$5,184	$5,106
Interest rate swap	Derivative liabilities-noncurrent	3,809	3,639

Total derivative liabilities		$8,993	$8,745

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the effect of the Company’s derivative contracts on the condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 (in thousands):

		Amount of (Gain) Loss
	Location of (Gain) Loss	Recognized in Income
Type of Contract	Recognized in Income	2009	2008

Interest rate swap	Interest expense	$1,287	$(807)
Natural gas and crude oil swaps	(Gain) loss on derivative contracts	(206,647)	136,844

Total		$(205,360)	$136,037

A counterparty to one of the Company’s derivative contracts, Lehman Brothers, declared bankruptcy on October 3, 2008. Due to Lehman Brothers’ bankruptcy and the declaration of bankruptcy by its parent, Lehman Brothers Holdings Inc., on September 15, 2008, the Company has not assigned any value to this derivative contract as of March 31, 2009.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

At March 31, 2009, the Company’s open natural gas and crude oil commodity derivative contracts consisted of the following:

Natural Gas

	Notional	Weighted Avg.
Period and Type of Contract	(MMcf)(1)	Fixed Price

April 2009 — June 2009
Price swap contracts	20,930	$7.96
Basis swap contracts	15,470	$(0.74)
July 2009 — September 2009
Price swap contracts	18,710	$8.09
Basis swap contracts	15,640	$(0.74)
October 2009 — December 2009
Price swap contracts	19,010	$8.46
Basis swap contracts	15,640	$(0.74)
January 2010 — March 2010
Price swap contracts	20,475	$7.95
Basis swap contracts	20,250	$(0.74)
April 2010 — June 2010
Price swap contracts	19,793	$7.46
Basis swap contracts	20,475	$(0.74)
July 2010 — September 2010
Price swap contracts	20,010	$7.55
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	20,010	$7.97
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	11,250	$(0.60)
April 2011 — June 2011
Basis swap contracts	11,375	$(0.60)
July 2011 — September 2011
Basis swap contracts	11,500	$(0.60)
October 2011 — December 2011
Basis swap contracts	11,500	$(0.60)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu and excludes a total notional of 5,500 MMcf from 2009 contracts for the Lehman Brothers’ basis swap contract.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Crude Oil

	Notional	Weighted Avg.
Period and Type of Contract	(in MBbls)	Fixed Price

April 2009 — June 2009
Price swap contracts	46	$126.71
July 2009 — September 2009
Price swap contracts	46	$126.61
October 2009 — December 2009
Price swap contracts	46	$126.51

The following table summarizes the cash settlements and valuation gains and losses on the commodity derivative contracts for the three months ended March 31 (in thousands):

	2009	2008

Realized gain	$(98,389)	$(7,329)
Unrealized (gain) loss	(108,258)	144,173

(Gain) loss on derivative contracts	$(206,647)	$136,844

An unrealized loss of $0.3 million and realized losses of $1.0 million related to the interest rate swap were included in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2009. An unrealized gain of $0.8 million was included in the condensed consolidated statement of operations for the three months ended March 31, 2008.

Refer to Note 3 for additional discussion on the fair value measurement of the Company’s derivative contracts.

11.	Income Taxes

In accordance with GAAP, the Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing income taxes on a current year-to-date basis.

The provisions (benefits) for income taxes consisted of the following components for the three-month periods ended March 31 (in thousands):

	2009	2008

Current:
Federal	$(2,170)	$—
State	997	79

	(1,173)	79

Deferred:
Federal	4	(30,487)
State	—	(130)

	4	(30,617)

Total (benefit) provision	$(1,169)	$(30,538)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are reduced by a valuation allowance if a determination is made that it is more likely than not that some or all

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

of the deferred assets will not be realized based on the weight of all available evidence. For the year ended December 31, 2008, the Company determined it was appropriate to record a full valuation allowance against its net deferred tax asset. For the period ended March 31, 2009, the Company recorded a $408.3 million increase to the previously established valuation allowance. The increase is primarily a result of not recording a tax benefit for the current period loss before income taxes of $1,156.0 million.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain tax attributes on an annual basis following an ownership change. The Company has experienced several owner shifts, within the meaning of IRC Section 382, since the time of its last ownership change, which occurred in June 2008. Further owner shifts occurring during the three-year period beginning as of June 2008 may result in another ownership change. In the event another ownership change occurs, the application of IRC Section 382 may limit the amount of tax attributes, including the 2009 projected net operating loss, that the Company can utilize on an annual basis. The Company will continue to closely monitor its ownership activity.

No reserves for uncertain income tax positions have been recorded pursuant to FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Tax years 1994 to present remain open for the majority of taxing authorities due to net operation loss utilization. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company does not have an accrued liability for interest and penalties at March 31, 2009.

For the three months ended March 31, 2009 and March 31, 2008, net income tax (refunds) payments were approximately ($0.5) million and $0.2 million, respectively.

12.	Earnings (Loss) Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during the period, but also include the dilutive effect of awards of restricted stock. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share for the three-month periods ended March 31 (in thousands):

	2009	2008

Weighted average basic common shares outstanding	163,321	141,044
Effect of dilutive securities:
Restricted stock	—	—

Weighted average diluted common and potential common shares outstanding	163,321	141,044

For the three-month periods ended March 31, 2009 and 2008, restricted stock awards covering 4.2 million shares and 2.2 million shares, respectively, were excluded from the computation of net loss per share because their effect would have been antidilutive.

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding 8.5% convertible perpetual preferred stock for the three-month period ended March 31, 2009 and with respect to its outstanding redeemable convertible preferred stock for the three-month period ended March 31, 2008. Under this method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available to common stockholders. The Company determined the if-converted method is not more dilutive for the three-month periods ended March 31, 2009 and 2008.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

13.	Commitments and Contingencies

The Company is a defendant in lawsuits from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

14.	Redeemable Convertible Preferred Stock

In November 2006, the Company sold 2,136,667 shares of redeemable convertible preferred stock to finance a portion of its acquisition of NEG Oil & Gas, LLC. Each holder of redeemable convertible preferred stock was entitled to quarterly cash dividends at the annual rate of 7.75% of the accreted value, or $210 per share, of their redeemable convertible preferred stock. Each share of redeemable convertible preferred stock was initially convertible into ten shares, and ultimately convertible into 10.2 shares, of common stock at the option of the holder, subject to certain anti-dilution adjustments. A summary of dividends declared and paid on the redeemable convertible preferred stock is as follows (in thousands, except per share data):

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

During March 2008, holders of 339,823 shares of the Company’s redeemable convertible preferred stock elected to convert those shares into 3,465,593 shares of the Company’s common stock. This conversion resulted in an increase to additional paid-in capital of $71.3 million, which represents the difference between the par value of the common stock issued and the carrying value of the redeemable convertible shares converted. The Company also recorded a charge to retained earnings for $1.1 million in accelerated accretion expense related to the converted redeemable convertible preferred shares.

Approximately $8.1 million in paid and unpaid dividends on the redeemable convertible preferred stock has been included in the Company’s earnings per share calculations for the three-month period ended March 31, 2008 as presented in the condensed consolidated statements of operations.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

15.	Equity

Preferred Stock.  The following table presents information regarding the Company’s preferred stock (in thousands):

	March 31,	December 31,
	2009	2008

Shares authorized	50,000	50,000
Shares outstanding at end of period	2,650	—

In January 2009, the Company completed a private placement of 2,650,000 shares of 8.5% convertible perpetual preferred stock to qualified institutional buyers eligible under Rule 144A of the Securities Act. The offering included 400,000 shares of convertible perpetual preferred stock issued upon the full exercise of the initial purchaser’s option to cover over-allotments. Net proceeds from the offering were approximately $243.3 million after deducting offering expenses of approximately $8.6 million. The Company used the net proceeds from the offering to repay outstanding borrowings under the senior credit facility and for general corporate purposes.

Each share of 8.5% convertible perpetual preferred stock has a liquidation preference of $100 per share and is convertible at the holder’s option at any time initially into approximately 12.4805 shares of the Company’s common stock, subject to adjustments upon the occurrence of certain events. Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $8.50 to be paid semi-annually in cash, common stock or a combination thereof at the Company’s election with the first dividend payment due in February 2010. The convertible perpetual preferred stock is not redeemable by the Company at any time. After February 20, 2014, the Company may cause all outstanding shares of the convertible perpetual preferred stock to automatically convert into common stock at the then-prevailing conversion rate if certain conditions are met.

Common Stock.  The following table presents information regarding the Company’s common stock (in thousands):

	March 31,	December 31,
	2009	2008

Shares authorized	400,000	400,000
Shares outstanding at end of period	167,572	166,046
Shares held in treasury	1,396	1,326

During March 2008, the Company issued 3,465,593 shares of common stock upon the conversion of 339,823 shares of its redeemable convertible preferred stock. See additional discussion in Note 14.

Treasury Stock.  The Company makes required tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. As a result of such transactions, the Company withheld approximately 70,000 shares at a total value of $0.5 million and approximately 38,000 shares at a total value of $1.3 million during the three-month periods ended March 31, 2009 and 2008, respectively. These shares were accounted for as treasury stock.

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

Restricted Stock.  The Company issues restricted common stock awards under incentive compensation plans that vest over specified periods of time, subject to certain conditions. Awards issued prior to 2006 had vesting periods of one, four or seven years. All awards issued during and after 2006 have four year vesting periods. Shares of

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

restricted common stock are subject to restriction on transfer. Unvested restricted stock awards are included in the Company’s outstanding shares of common stock.

For the three-month periods ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense, net of $1.2 million and $0 capitalized, respectively, related to restricted common stock of $5.2 million and $3.2 million, respectively. Stock-based compensation expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

Noncontrolling Interest.  On January 1, 2009, the Company implemented SFAS No. 160, which established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. As required by SFAS No. 160, the noncontrolling interest in one of the Company’s subsidiaries represents an ownership interest in the consolidated entity and is included as a component of equity in the condensed consolidated balance sheets and condensed consolidated statement of changes in equity.

16.	Related Party Transactions

The Company has transactions with certain stockholders and other related parties in the ordinary course of business. These transactions primarily consist of purchases of drilling equipment and sales of oil field service supplies. Following is a summary of significant transactions with related parties for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Sales to and reimbursements from related parties	$3,813	$25,356

Purchases from related parties	$8,942	$19,890

The Company leases office space in Oklahoma City from a member of its Board of Directors. The Company believes that the payments made under this lease are at fair market rates. Rent expense related to the lease totaled $0.3 million and $0.4 million for the three-month periods ended March 31, 2009 and 2008, respectively. The lease expires in August 2009.

Larclay, L.P.  Until April 15, 2009, Lariat and its partner Clayton Williams Energy, Inc. (“CWEI”) each owned a 50% interest in Larclay L.P. (“Larclay”), a limited partnership. Larclay currently owns twelve rigs, one of which has not yet been assembled. Larclay financed the acquisition cost of its twelve rigs with a loan from a third party, secured by the purchased rigs, and a loan from CWEI. In addition, CWEI has guaranteed a portion of the third party debt. Until April 15, 2009, Lariat operated the rigs owned by the partnership.

Under the partnership agreement, if Larclay had an operating shortfall, Lariat and CWEI were obligated to provide loans to the partnership. In April 2008, Lariat and CWEI each made loans of $2.5 million to Larclay under promissory notes. The notes yielded interest at a floating rate based on a LIBOR average plus 3.25% as provided in the Larclay partnership agreement. In June 2008, Larclay executed a $15.0 million revolving promissory note with each of Lariat and CWEI. Amounts drawn under each revolving promissory note bear interest at a floating rate based on a LIBOR average plus 3.25% as provided in the Larclay partnership agreement. Lariat advanced $5.0 million to Larclay under the revolving promissory note during the year ended December 31, 2008. Total advances outstanding to Larclay were $7.5 million ($2.5 million promissory note and $5.0 million drawn on revolving promissory note) at December 31, 2008. Due to economic conditions and cash shortfalls within Larclay, the Company impaired both the notes receivable and its investment in Larclay as of December 31, 2008. No additional advances were made by the Company to Larclay during the three-month period ended March 31, 2009.

On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay pursuant to the terms of an Assignment and Assumption Agreement (the “Agreement”) entered into between Lariat

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

and CWEI on March 13, 2009. As a result of the transactions contemplated by the Agreement, CWEI owns 100% of Larclay. Pursuant to the Agreement, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective as of April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay from and after April 15, 2009, including Lariat’s obligations as operator of the Larclay drilling rigs. Under the terms of the Agreement, Lariat assigned to CWEI all of its right, title and interest in the subordinated loans previously advanced by Lariat to Larclay. Pursuant to the Agreement, Lariat and CWEI agreed to indemnify each other for certain losses, and to waive certain claims, whether known or unknown, Lariat and CWEI may have against each other arising from their interests in Larclay. As a result of the Company’s impairment of both the notes receivable from and investment in Larclay at December 31, 2008, there were no additional losses on Larclay during the three-months ended March 31, 2009 or as a result of the Agreement with CWEI.

The following table summarizes the Company’s other transactions with Larclay (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Sales to and reimbursements from Larclay	$2,748	$10,938

Purchases from Larclay	$1,762	$10,670

	March 31,	December 31,
	2009	2008

Accounts receivable from Larclay	$221	$6,060
Accounts payable to Larclay	$—	$152

17.	Subsequent Events

In April 2009, the Company completed a registered underwritten offering of 14,480,000 shares of its common stock, including 2,280,000 shares of common stock acquired by the underwriters from the Company to cover over-allotments. Net proceeds to the Company from the offering were approximately $108.0 million after deducting offering expenses of approximately $2.0 million and were used to repay a portion of the amount outstanding under the senior credit facility and for general corporate purposes.

In April 2009, the Company’s borrowing base under its senior credit facility was redetermined and remained unchanged at $1.1 billion.

In May 2009, the Company signed an agreement to sell the rights to its East Texas leasehold below the Cotton Valley formation for $60.0 million. The transaction is subject to customary adjustments and closing conditions and is expected to close during the second quarter of 2009.

18.	Industry Segment Information

The Company has three business segments: exploration and production, drilling and oil field services and midstream gas services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the acquisition, development and production of natural gas and crude oil properties. The drilling and oil field services segment is engaged in the land contract drilling of natural gas and crude oil wells. The midstream gas services segment is engaged in the purchasing, gathering, processing, treating and selling of natural gas. The all other column includes items not related to the Company’s reportable segments including the Company’s CO2 gathering and sales operations and corporate operations.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses and depreciation, depletion and amortization. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and	Drilling and Oil	Midstream Gas		Consolidated
	Production	Field Services	Services	All Other	Total

Three Months Ended March 31, 2009
Revenues	$121,933	$93,814	$94,367	$5,896	$316,010
Inter-segment revenue	(66)	(87,503)	(68,953)	(475)	(156,997)

Total revenues	$121,867	$6,311	$25,414	$5,421	$159,013

Operating (loss) income(1)	$(1,095,862)	$(2,755)	$210	$(17,873)	$(1,116,280)
Interest expense, net	(39,818)	(633)	—	(286)	(40,737)
Other income, net	760	—	234	—	994

(Loss) income before income taxes	$(1,134,920)	$(3,388)	$444	$(18,159)	$(1,156,023)

Capital expenditures(2)	$261,884	$2,377	$23,948	$8,951	$297,160

Depreciation, depletion and amortization	$60,760	$7,286	$1,842	$2,931	$72,819

At March 31, 2009
Total assets	$1,975,508	$263,938	$318,774	$112,365	$2,670,585

Three Months Ended March 31, 2008
Revenues	$206,966	$79,838	$148,235	$5,854	$440,893
Inter-segment revenue	(44)	(67,516)	(103,148)	(1,099)	(171,807)

Total revenues	$206,922	$12,322	$45,087	$4,755	$269,086

Operating (loss) income	$(47,389)	$(2,148)	$32	$(13,306)	$(62,811)
Interest expense, net	(23,412)	(642)	—	(305)	(24,359)
Other (expense) income, net	(68)	217	642	51	842

Loss before income taxes	$(70,869)	$(2,573)	$674	$(13,560)	$(86,328)

Capital expenditures(2)	$354,765	$17,921	$38,721	$7,243	$418,650

Depreciation, depletion and amortization	$65,590	$12,348	$2,774	$2,329	$83,041

At December 31, 2008
Total assets	$2,986,070	$275,164	$284,281	$109,543	$3,655,058

(1)	The operating loss for the exploration and production segment for the three-month period ended March 31, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on the Company’s natural gas and crude oil properties.

(2)	Capital expenditures are presented on an accrual basis.

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

19.	Condensed Consolidating Financial Information

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

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

	March 31, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$46	$30	$—	$76
Accounts and notes receivable, net	1,026,032	54,846	(1,002,273)	78,605
Derivative contracts	270,170	—	—	270,170
Other current assets	2,966	56,005	—	58,971

Total current assets	1,299,214	110,881	(1,002,273)	407,822
Property, plant and equipment, net	650,146	1,448,679	—	2,098,825
Investment in subsidiaries	283,930	—	(283,930)	—
Other assets	172,749	42,573	(51,384)	163,938

Total assets	$2,406,039	$1,602,133	$(1,337,587)	$2,670,585

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,891	$1,143,214	$(1,002,273)	$267,832
Other current liabilities	5,184	16,534	—	21,718

Total current liabilities	132,075	1,159,748	(1,002,273)	289,550
Long-term debt	2,360,857	82,816	(51,384)	2,392,289
Asset retirement obligation	13,558	73,675	—	87,233
Other liabilities	13,834	1,942	—	15,776

Total liabilities	2,520,324	1,318,181	(1,053,657)	2,784,848

(Deficit) equity	(114,285)	283,952	(283,930)	(114,263)

Total liabilities and equity	$2,406,039	$1,602,133	$(1,337,587)	$2,670,585

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

	December 31, 2008
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18	$618	$—	$636
Accounts and notes receivable, net	863,129	66,463	(820,519)	109,073
Derivative contracts	201,111	—	—	201,111
Other current assets	3,194	41,899	—	45,093

Total current assets	1,067,452	108,980	(820,519)	355,913
Property, plant and equipment, net	1,106,623	2,068,936	—	3,175,559
Investment in subsidiaries	1,002,336	—	(1,002,336)	—
Other assets	135,161	39,809	(51,384)	123,586

Total assets	$3,311,572	$2,217,725	$(1,874,239)	$3,655,058

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$163,068	$1,024,018	$(820,519)	$366,567
Other current liabilities	5,106	30,951	—	36,057

Total current liabilities	168,174	1,054,969	(820,519)	402,624
Long-term debt	2,323,458	86,710	(51,384)	2,358,784
Asset retirement obligation	12,759	71,738	—	84,497
Other liabilities	13,660	1,942	—	15,602

Total liabilities	2,518,051	1,215,359	(871,903)	2,861,507

Equity	793,521	1,002,366	(1,002,336)	793,551

Total liabilities and equity	$3,311,572	$2,217,725	$(1,874,239)	$3,655,058

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations

	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Three Months Ended March 31, 2009
Revenues	$48,683	$112,388	$(2,058)	$159,013
Expenses:
Direct operating expenses	22,176	56,100	(2,058)	76,218
General and administrative	10,363	18,122	—	28,485
Depreciation, depletion, amortization and impairment	622,789	754,448	—	1,377,237
Gain on derivative contracts	(206,647)	—	—	(206,647)

Total expenses	448,681	828,670	(2,058)	1,275,293

Loss from operations	(399,998)	(716,282)	—	(1,116,280)
Equity earnings from subsidiaries	(716,361)	—	716,361	—
Interest expense, net	(39,769)	(968)	—	(40,737)
Other income, net	102	892	—	994

Loss before income tax benefit	(1,156,026)	(716,358)	716,361	(1,156,023)
Income tax benefit	(1,169)	—	—	(1,169)

Net loss	(1,154,857)	(716,358)	716,361	(1,154,854)
Less: net income attributable to noncontrolling interests	—	3	—	3

Net loss attributable to SandRidge Energy, Inc.	$(1,154,857)	$(716,361)	$716,361	$(1,154,857)

Three Months Ended March 31, 2008
Revenues	$64,316	$205,880	$(1,110)	$269,086
Expenses:
Direct operating expenses	15,513	76,615	(1,110)	91,018
General and administrative	7,170	13,824	—	20,994
Depreciation, depletion, and amortization	22,929	60,112	—	83,041
Loss on derivative contracts	136,844	—	—	136,844

Total expenses	182,456	150,551	(1,110)	331,897

(Loss) income from operations	(118,140)	55,329	—	(62,811)
Equity earnings from subsidiaries	54,641	—	(54,641)	—
Interest expense, net	(23,608)	(751)	—	(24,359)
Other income (expense), net	(56)	898	—	842

(Loss) income before income tax benefit	(87,163)	55,476	(54,641)	(86,328)
Income tax benefit	(30,538)	—	—	(30,538)

Net (loss) income	(56,625)	55,476	(54,641)	(55,790)
Less: net income attributable to noncontrolling interests	—	835	—	835

Net (loss) income attributable to SandRidge Energy, Inc.	$(56,625)	$54,641	$(54,641)	$(56,625)

SandRidge Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Three Months Ended March 31, 2009
Net cash (used in) provided by operating activities	$(101,533)	$174,764	$—	$73,231
Net cash used in investing activities	(178,614)	(171,323)	—	(349,937)
Net cash provided by (used in) financing activities	280,175	(4,029)	—	276,146

Net increase (decrease) in cash and cash equivalents	28	(588)	—	(560)
Cash and cash equivalents at beginning of year	18	618	—	636

Cash and cash equivalents at end of period	$46	$30	$—	$76

Three Months Ended March 31, 2008
Net cash (used in) provided by operating activities	$(59,892)	$216,581	$—	$156,689
Net cash used in investing activities	(206,626)	(212,353)	—	(418,979)
Net cash provided by (used in) financing activities	204,230	(4,349)	—	199,881

Net decrease in cash and cash equivalents	(62,288)	(121)	—	(62,409)
Cash and cash equivalents at beginning of year	62,967	168	—	63,135

Cash and cash equivalents at end of period	$679	$47	$—	$726

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report, as well as our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

The financial information with respect to the three-month periods ended March 31, 2009 and March 31, 2008 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Recent Events

Larclay.  On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay pursuant to the terms of an Assignment and Assumption Agreement (the “Agreement”) entered into between Lariat and CWEI on March 13, 2009. As a result of the transactions contemplated by the Agreement, CWEI owns 100% of Larclay. Pursuant to the Agreement, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective as of April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay from and after April 15, 2009, including Lariat’s obligations as operator of the Larclay drilling rigs. Under the terms of the Agreement, Lariat assigned to CWEI all of its right, title and interest in the subordinated loans previously advanced by Lariat to Larclay. Pursuant to the Agreement, Lariat and CWEI agreed to indemnify each other for certain losses, and to waive certain claims, whether known or unknown, Lariat and CWEI may have against each other arising from their interests in Larclay. As a result of the impairment of both the notes receivable from and investment in Larclay at December 31, 2008, there were no additional losses on Larclay during the three-months ended March 31, 2009 or as a result of the Agreement with CWEI.

Common Stock Offering.  On April 29, 2009, we completed a registered underwritten offering of 14,480,000 shares of our common stock, including 2,280,000 shares of common stock acquired by the underwriters from us to cover over-allotments. Net proceeds from the offering were approximately $108.0 million after deducting offering expenses of approximately $2.0 million and were used to repay a portion of the amount outstanding under our senior credit facility and for general corporate purposes.

East Texas Leasehold.  In May 2009, we signed an agreement to sell the rights to our East Texas leasehold below the Cotton Valley formation for $60.0 million. The transaction is subject to customary adjustments and closing conditions and is expected to close during the second quarter of 2009.

Segment Overview

We operate in three related business segments: exploration and production, drilling and oil field services and midstream gas services. The all other column includes items not related to our reportable segments including our CO2 gathering and sales operations and corporate operations. Management evaluates the performance of our business segments based on operating income, which is defined as segment operating revenue less operating expenses and depreciation, depletion and amortization. These measurements provide important information to us about the activity and profitability of our lines of business. Set forth in the table below is financial information regarding each of our business segments.

	Exploration and	Drilling and Oil	Midstream Gas		Consolidated
	Production	Field Services	Services	All Other	Total

Three Months Ended March 31, 2009
Revenues	$121,933	$93,814	$94,367	$5,896	$316,010
Inter-segment revenue	(66)	(87,503)	(68,953)	(475)	(156,997)

Total revenues	$121,867	$6,311	$25,414	$5,421	$159,013

Operating (loss) income(1)	$(1,095,862)	$(2,755)	$210	$(17,873)	$(1,116,280)
Interest expense, net	(39,818)	(633)	—	(286)	(40,737)
Other income (expense), net	760	—	234	—	994

(Loss) income before income taxes	$(1,134,920)	$(3,388)	$444	$(18,159)	$(1,156,023)

Three Months Ended March 31, 2008
Revenues	$206,966	$79,838	$148,235	$5,854	$440,893
Inter-segment revenue	(44)	(67,516)	(103,148)	(1,099)	(171,807)

Total revenues	$206,922	$12,322	$45,087	$4,755	$269,086

Operating (loss) income	$(47,389)	$(2,148)	$32	$(13,306)	$(62,811)
Interest expense, net	(23,412)	(642)	—	(305)	(24,359)
Other (expense) income, net	(68)	217	642	51	842

Loss before income taxes	$(70,869)	$(2,573)	$674	$(13,560)	$(86,328)

(1)	The operating loss for the exploration and production segment for the three-month period ended March 31, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on our natural gas and crude oil properties.

Exploration and Production Segment

The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our natural gas and crude oil production, the quantity of our natural gas and crude oil production and changes in the fair value of commodity derivative contracts we use to reduce the volatility of the prices we receive for our natural gas and crude oil production. A three-month comparison of production and prices is presented in the following table:

	Three Months Ended
	March 31,
	2009	2008

Production data:
Natural gas (Mmcf)	24,432	19,173
Crude oil (MBbls)	718	611
Combined equivalent volumes (Mmcfe)	28,739	22,839
Average daily combined equivalent volumes (Mmcfe/d)	319.3	251.0
Average prices — as reported(1):
Natural gas (per Mcf)	$3.83	$7.86
Crude oil (per Bbl)(2)	$38.44	$89.81
Combined equivalent (per Mcfe)	$4.22	$9.00
Average prices — including impact of derivative contract settlements:
Natural gas (per Mcf)	$7.71	$8.32
Crude oil (per Bbl)(2)	$43.65	$87.42
Combined equivalent (per Mcfe)	$7.64	$9.32

(1)	Prices represent actual average prices for the periods presented and do not give effect to derivative transactions.

(2)	Includes natural gas liquids.

Exploration and production segment revenues decreased to $121.9 million in the three months ended March 31, 2009 from $206.9 million in the three months ended March 31, 2008, a decrease of 41.1%, as a result of a 53.1% decrease in the combined average price we received for our natural gas and crude oil production, which was partially offset by the 25.8% increase in combined production volumes. In the three-month period ended March 31, 2009, we increased natural gas production by 5.3 Bcf to 24.4 Bcf and increased crude oil production by 107 MBbls to 718 MBbls from the comparable period in 2008. The total combined 5.9 Bcfe increase in production was primarily due to an increase in the number of producing wells we owned interests in as a result of our successful drilling program in the West Texas Overthrust (“WTO”) region of Pecos and Terrell counties in Texas.

The average price we received for our natural gas production for the three-month period ended March 31, 2009 decreased 51.3%, or $4.03 per Mcf, to $3.83 per Mcf from $7.86 per Mcf in the comparable period in 2008. The average price received for our crude oil production decreased 57.2%, or $51.37 per barrel, to $38.44 per barrel during the three months ended March 31, 2009 from $89.81 per barrel during the same period in 2008. Including the impact of derivative contract settlements, the effective price received for natural gas for the three-month period ended March 31, 2009 was $7.71 per Mcf as compared to $8.32 per Mcf during the same period in 2008. Including the impact of derivative contract settlements, the effective price received for crude oil for the three-month period ended March 31, 2009 was $43.65 per Bbl as compared to $87.42 per Bbl during the same period in 2008. During 2008 and continuing into 2009, we entered into derivatives contracts to mitigate the impact of commodity price fluctuations on our 2008, 2009, 2010 and 2011 production. Our derivative contracts are not designated as hedges and, as a result, gains or losses on commodity derivative contracts are recorded as a component of operating expense. Internally, management views the settlement of such derivative contracts as adjustments to the price received for natural gas and crude oil production to determine “effective prices.”

The SEC requires public companies utilizing the full cost method of accounting for oil and gas properties to perform a ceiling limitation calculation at the end of each quarterly reporting period. Under SEC guidelines, natural gas and crude oil reserves are calculated based on posted prices on the last day of the reporting period with consideration of price changes only to the extent provided by contractual arrangements. As of March 31, 2009, these prices were $3.63 per MMBtu for Henry Hub natural gas and $49.66 per barrel for NYMEX crude oil. These prices used to determine the future value of our reserves declined in an amount sufficient to necessitate a ceiling impairment of $1,304.4 million at March 31, 2009.

For the three months ended March 31, 2009, we had a $1,095.9 million operating loss in our exploration and production segment compared to a loss of $47.4 million for the same period in 2008. The $206.6 million net gain on our commodity derivative contracts, of which $108.3 million was unrealized, and a $7.7 million decrease in production taxes were offset by a full cost ceiling impairment of $1,304.4 million, an $85.1 million decrease in exploration and production revenues and an $11.4 million increase in production expenses. The full cost ceiling impairment was the result of the decline of the future value of our reserves due to depressed natural gas and crude oil prices at March 31, 2009. The increase in production expenses is attributable to the increase in the number of operating wells we own and an increase in our average working interest in those wells.

During the three-month period ended March 31, 2009, the exploration and production segment reported a $206.6 million net gain on our commodity derivative positions ($98.3 million realized gain and $108.3 million unrealized gain) compared to a $136.8 million net loss on our commodity derivative positions ($7.3 million realized gain and $144.1 million unrealized loss) in the comparable period in 2008. During 2008 and the first three months of 2009, we entered into natural gas and crude oil swaps and natural gas basis swaps. Given the long-term nature of our investment in the WTO development program, we believe it prudent to enter into natural gas and crude oil swaps and natural gas basis swaps for a portion of our production in order to stabilize future cash inflows for planning purposes. Unrealized gains or losses on derivative contracts represent the change in fair value of open derivative contracts during the period. The unrealized gain on natural gas and crude oil derivative contracts recorded during the three months ended March 31, 2009 was attributable to a decrease in average natural gas and crude oil prices at March 31, 2009 compared to the average natural gas and crude oil prices at December 31, 2008 or the contract price for contracts entered into during 2009.

Drilling and Oil Field Services Segment

The financial results of our drilling and oil field services segment depend on many factors, particularly the demand for and the price we can charge for services. In addition to providing drilling services, our oil field services business also conducts operations that complement our drilling services such as providing pulling units, trucking, rental tools, location and road construction and roustabout services. On a consolidated basis, drilling and oil field service revenues earned and expenses incurred in performing services for third parties are included in drilling and services revenue and expense while drilling and oil field service revenues earned and expenses incurred in performing services for our own account are eliminated in consolidation.

As of March 31, 2009, we owned 31 drilling rigs through our drilling and oil field services subsidiary, Lariat Services, Inc. (“Lariat”). The table below presents information concerning rigs owned by Lariat:

	March 31,
	2009	2008

Rigs working for SandRidge	7	24
Rigs working for third parties	—	2
Idle rigs(1)	23	2

Total operational	30	28
Non-operational rigs	1	4

Total rigs owned	31	32

(1)	Includes two rigs receiving stand-by rates from third parties at March 31, 2009.

In addition to the rigs we own directly, during the three-month periods ended March 31, 2009 and 2008 we also indirectly owned 11 operational rigs through our investment in Larclay, L.P. (“Larclay”), a limited partnership in which we held a 50% interest. Although our ownership in Larclay afforded us access to Larclay’s operational rigs, we did not control Larclay, and, therefore, did not consolidate the results of its operations with ours. Only the activities of our wholly owned drilling and oil field services subsidiaries are included in the financial results of our drilling and oil field services segment. Due to economic conditions and cash shortfalls within Larclay, we fully impaired our investment in and notes receivable from Larclay at December 31, 2008.

As discussed in “Recent Events,” on April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay.

Drilling and oil field services segment revenue decreased to $6.3 million in the three-month period ended March 31, 2009 from $12.3 million in the three-month period ended March 31, 2008. This resulted in an operating loss of $2.8 million in the three-month period ended March 31, 2009 compared to $2.1 million in the same period in 2008. The decline in revenues and operating income was primarily attributable to a decrease in the number of our rigs operating and services performed for third parties. All seven of our rigs working at March 31, 2009, were working for our account, as compared to 24 of our 26 working rigs working for our account at March 31, 2008. As a result, during the three-month period ended March 31, 2009, approximately 93.3%, or $87.5 million, of our drilling and oil field service revenues were generated by work performed on our own account and eliminated in consolidation as compared to approximately 84.6%, or $67.5 million, for the comparable period in 2008. The average daily rate received per rig working for third parties declined to an average of $11,618 per rig per working day during the three-month period ended March 31, 2009 from an average of $16,012 per rig per working day during the comparable period in 2008. During the three-month period ended March 31, 2008, one of our rigs working for a third-party was operated under a turnkey contract, while none of our rigs were operated under turnkey contracts during the three-month period ended March 31, 2009. Additionally, we received reduced, or stand-by, rates on two of our rigs during the three-month period ended March 31, 2009.

Midstream Gas Services Segment

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

Midstream gas services revenue for the three months ended March 31, 2009 was $25.4 million compared to $45.1 million in the comparable period of 2008. The quarterly decrease in midstream gas services revenues was attributable to a decrease in natural gas prices in the three-month period ended March 31, 2009 compared to the same period in 2008. We generally charge a flat fee per unit transported and charge a percentage of sales for marketed volumes.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenue.  Total revenue decreased 40.9% to $159.0 million for the three months ended March 31, 2009 from $269.1 million in the same period in 2008. This decrease was primarily due to a $84.2 million decrease in natural gas and crude oil sales along with decreases in midstream and marketing revenues.

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
	(In thousands)

Revenues:
Natural gas and crude oil	$121,241	$205,487	$(84,246)	(41.0)%
Drilling and services	6,395	12,334	(5,939)	(48.2)%
Midstream and marketing	25,956	46,409	(20,453)	(44.1)%
Other	5,421	4,856	565	11.6%

Total revenues	$159,013	$269,086	$(110,073)	(40.9)%

Total natural gas and crude oil revenues decreased $84.2 million to $121.2 million for the three months ended March 31, 2009 compared to $205.5 million for the same period in 2008, primarily as a result of a decrease in prices received for our production of natural gas and crude oil slightly offset by an increase in the natural gas and crude oil produced. The average price received, excluding the impact of derivative contracts, for our natural gas and crude oil production decreased 53.1% in the 2009 period to $4.22 per Mcfe compared to $9.00 per Mcfe in 2008. Total natural gas production increased 27.4% to 24.4 Bcf in 2009 compared to 19.2 Bcf in 2008, while crude oil production increased 17.5% to 718 MBbls in 2009 from 611 MBbls in 2008.

Drilling and services revenues decreased 48.2% to $6.4 million for the three months ended March 31, 2009 compared to $12.3 million in the same period in 2008. The decline in revenues was due to a decrease in rigs operating for and services provided to third parties. The average daily rate received per rig working for third parties declined to an average of $11,618 per rig per working day during the three-month period ended March 31, 2009 from an average of $16,012 per rig per working day during the comparable period in 2008. During the three-month period ended March 31, 2008, one of our rigs working for a third-party was operated under a turnkey contract, while none of our rigs were operated under turnkey contracts during the three-month period ended March 31, 2009. Additionally, we received reduced, or stand-by, rates on two of our rigs during the three-month period ended March 31, 2009.

Midstream and marketing revenues decreased $20.5 million, or 44.1%, with revenues of $26.0 million in the three-month period ended March 31, 2009 as compared to $46.4 million in the three-month period ended March 31, 2008. The quarterly decrease in midstream gas services revenues was attributable to a decrease in natural gas prices in the three-month period ended March 31, 2009 compared to the same period in 2008.

Other revenue increased to $5.4 million for the three months ended March 31, 2009 from $4.9 million for the same period in 2008. Other revenue was generated primarily by our CO2 gathering and sales operations.

Operating Costs and Expenses.  Total operating costs and expenses increased to $1,275.3 million for the three months ended March 31, 2009 compared to $331.9 million for the same period in 2008 primarily due to our full cost ceiling impairment along with increases in production and general and administrative expenses. These increases were partially offset by decreases in production taxes, depreciation, depletion and amortization (“DD&A”) and gains on derivative contracts.

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
	(In thousands)

Operating costs and expenses:
Production	$45,579	$34,188	$11,391	33.3%
Production taxes	1,491	9,220	(7,729)	(83.8)%
Drilling and services	5,606	7,169	(1,563)	(21.8)%
Midstream and marketing	23,362	40,418	(17,056)	(42.2)%
Depreciation, depletion, and amortization — natural gas and crude oil	60,093	65,076	(4,983)	(7.7)%
Depreciation, depletion and amortization — other	12,726	17,965	(5,239)	(29.2)%
Impairment	1,304,418	—	1,304,418	100.0%
General and administrative	28,485	20,994	7,491	35.7%
(Gain) loss on derivative contracts	(206,647)	136,844	(343,491)	(251.0)%
Loss on sale of assets	180	23	157	682.6%

Total operating costs and expenses	$1,275,293	$331,897	$943,396	284.2%

Production expenses includes the costs associated with our exploration and production activities, including, but not limited to, lease operating expenses and treating costs. Production expenses increased $11.4 million primarily due to an increase in combined production volumes. In the three-month period ended March 31, 2009, we increased natural gas production by 5.3 Bcf to 24.4 Bcf and increased crude oil production by 107 MBbls to 718 MBbls from the comparable period in 2008. Production taxes decreased $7.7 million, or 83.8%, to $1.5 million primarily due to the severance tax refunds received in 2009 and the decreased prices received for production during the three months ended March 31, 2009.

Drilling and services expenses decreased 21.8% for the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to the decrease in services provided to third parties.

Midstream and marketing expenses decreased $17.1 million, or 42.2%, to $23.4 million due to lower natural gas prices during the three months ended March 31, 2009 than during the comparable period in 2008.

DD&A for our natural gas and crude oil properties decreased to $60.1 million for the three months ended March 31, 2009 from $65.1 million in the same period in 2008. Our DD&A per Mcfe decreased $0.76 to $2.09 in the first quarter of 2009 from $2.85 in the comparable period in 2008 as a result of our $1,855.0 million full cost ceiling impairment at December 31, 2008. The effect of the decrease in DD&A per Mcfe was partially offset by increased DD&A due to an increase in production. Our production increased 25.8% to 28.7 Bcfe in 2009 from 22.8 Bcfe in 2008.

DD&A for our other assets consists primarily of depreciation of our drilling rigs, midstream gathering and compression facilities and other equipment. The decrease in DD&A for our other assets was attributable primarily to the change in asset lives on certain of our drilling, oil field services and midstream assets. We calculate depreciation of property and equipment using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

At March 31, 2009, we recorded a non-cash impairment charge of $1,304.4 million as total capitalized costs of our natural gas and crude oil properties exceeded our full cost ceiling limitation. There was no full cost ceiling impairment as of March 31, 2008.

General and administrative expenses increased $7.5 million to $28.5 million for the three months ended March 31, 2009 from $21.0 million for the comparable period in 2008. The increase was principally attributable to an increase in corporate salaries and wages, including non-cash stock compensation expense. The increase in corporate salaries was primarily due to the increase in corporate and support staff. General and administrative expenses include non-cash stock compensation expense, net of amounts capitalized, of $5.2 million for the three months ended March 31, 2009 as compared to $3.2 million for the comparable period in 2008. The increases in salaries and wages and stock compensation were partially offset by $7.6 million in capitalized general and administrative expenses, which includes $1.2 million of capitalized stock compensation expense, for the three months ended March 31, 2009 compared to $3.2 million for the three months ended March 31, 2008.

Due to the decline in average natural gas and crude oil prices during the first three months of 2009, we recorded a gain of $206.6 million ($108.3 million unrealized gain and $98.3 million realized gain) on our commodity derivatives contracts for 2009 compared to a $136.8 million loss ($144.1 million unrealized loss and $7.3 million realized gain) in the same period of 2008. The unrealized gain recorded in the first quarter of 2009 was attributable to a decrease in average natural gas prices at March 31, 2009 compared to average natural gas prices at December 31, 2008 or the various contract dates for contracts entered into during the first three months of 2009.

Other Income (Expense).  Total other expense increased to $39.7 million in the three-month period ended March 31, 2009 from $23.5 million in the three-month period ended March 31, 2008. The increase is reflected in the table below.

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
	(In thousands)

Other income (expense):
Interest income	$11	$813	$(802)	(98.6)%
Interest expense	(40,748)	(25,172)	(15,576)	61.9%
Income from equity investments	234	859	(625)	(72.8)%
Other income (expense), net	760	(17)	777	(4,570.6)%

Total other (expense) income	(39,743)	(23,517)	(16,226)	69.0%

Loss before income tax benefit	(1,156,023)	(86,328)	(1,069,695)	1,239.1%
Income tax benefit	(1,169)	(30,538)	29,369	(96.2)%

Net loss	$(1,154,854)	$(55,790)	$(1,099,064)	1,970.0%

Interest income decreased to $0.01 million for the three months ended March 31, 2009 from $0.8 million for the same period in 2008. This decrease was generally due to lower excess cash levels during the three months ended March 31, 2009 as compared to the same period in 2008.

Interest expense increased to $40.7 million for the three months ended March 31, 2009 from $25.2 million for the same period in 2008. This increase was attributable to the higher average debt balances outstanding during the three months ended March 31, 2009 as well as the $0.3 million unrealized loss and $1.0 million realized loss on our interest rate swap. Also contributing slightly to the increase was a $0.8 million unrealized gain related to our interest rate swap for the three months ended March 31, 2008.

We reported an income tax benefit of $1.2 million for the three months ended March 31, 2009, as compared to a benefit of $30.5 million for the same period in 2008. The current period income tax benefit represents an effective income tax rate of 0.1% compared to an effective income tax rate of 35% in the same period in 2008. The loss before income taxes for the period ended March 31, 2009 of $1,156.0 million included a full cost ceiling impairment of $1,304.4 million. The lower effective income tax rate associated with the current period loss before income taxes was primarily a result of not recording a tax benefit for the loss due to our full valuation allowance on our net deferred tax asset.

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

Debt and equity capital markets experienced adverse conditions during the latter part of 2008 and during the first three months of 2009. Continued volatility in the capital markets may increase costs associated with issuing debt due to increased interest rates, and may affect our ability to access these markets. Currently, we do not believe our liquidity has been, or in the near future will be, materially affected by recent events in the global financial markets. Nevertheless, we continue to monitor events and circumstances surrounding each of the 27 lenders under our senior credit facility. To date, the only disruption in our ability to access the full amounts available under our senior credit facility was the bankruptcy of Lehman Brothers Commodity Services, Inc. (“Lehman Brothers”), a lender responsible for 0.29% of the obligations under our senior credit facility. We cannot predict with any certainty the impact to us of any further disruptions in the credit markets. For additional information, please read “— Credit Facilities and Other Indebtedness — Senior Credit Facility.”

Our senior credit facility limits the amounts we can borrow to a borrowing base amount, currently $1.1 billion. The borrowing base is subject to review semi-annually; however, the lenders reserve the right to have one additional re-determination of the borrowing base per calendar year. We may request up to two unscheduled re-determinations per year. The borrowing base is determined based upon proved developed producing reserves, proved developed non-producing reserves, and proved undeveloped reserves. Our borrowing base is redetermined in April and October of each year based on proved reserves. Our ability to develop properties and changes in commodity prices may affect the borrowing base of our senior credit facility. Based on the April 2009 redetermination, our borrowing base remained unchanged at $1.1 billion.

As of March 31, 2009, our cash and cash equivalents were $0.08 million, and we had approximately $459.6 million available to be drawn under our senior credit facility based on a borrowing base of $1.1 billion. Amounts outstanding under our senior credit facility at March 31, 2009 totaled $610.9 million. As of March 31, 2009, we had approximately $2.4 billion in total debt outstanding. As of May 1, 2009, the balance outstanding under our senior credit facility was $564.4 million, and $506.1 million was available to be drawn under our senior credit facility after consideration of our $24.5 million in outstanding letters of credit.

In January 2009, we completed a private placement of 2,650,000 shares of 8.5% convertible perpetual preferred stock. The offering included 400,000 shares of convertible perpetual preferred stock issued upon the full exercise of the initial purchasers’ option to cover over-allotments. Net proceeds from the offering were approximately $243.3 million and were used to repay outstanding borrowings under our senior credit facility and for general corporate purposes.

On April 29, 2009, we completed an offering of 14,480,000 shares of our common stock. The offering included 2,280,000 shares issued upon the full exercise of the underwriters’ option to cover over-allotments. Net proceeds from the offering were $108.0 million and were used to repay a portion of the amounts outstanding on our senior credit facility and for general corporate purposes.

Capital Expenditures

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration, development, production and acquisition of natural gas and crude oil reserves.

During the first quarter of 2009 and 2008, our capital expenditures, on an accrual basis, by segment were:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Capital Expenditures:
Exploration and production	$261,884	$354,765
Drilling and oil field services	2,377	17,921
Midstream gas services	23,948	38,721
Other	8,951	7,243

Total	$297,160	$418,650

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

Cash Flows

Our cash flows for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Cash flows provided by operating activities	$73,231	$156,689
Cash flows used in investing activities	(349,937)	(418,979)
Cash flows provided by financing activities	276,146	199,881

Net decrease in cash and cash equivalents	$(560)	$(62,409)

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 were $73.2 million and $156.7 million, respectively. The decrease in cash provided by operating activities in 2009 compared to 2008 was primarily due to a 53.1% decrease in the combined average prices we received for our natural gas and crude oil production. Increases in general and administrative costs, such as salaries and wages, also contributed to the decrease in operating cash flows.

Investing Activities.  Cash flows used in investing activities decreased to $349.9 million in the three-month period ended March 31, 2009 from $419.0 million in the comparable 2008 period due to reduced drilling activity during the first quarter of 2009. For the three-month period ended March 31, 2009, our capital expenditures were $261.9 million in our exploration and production segment, $2.4 million for our drilling and oil field services segment, $23.9 million for our midstream gas services segment and $9.0 million for other capital expenditures. During the same period in 2008, our capital expenditures were $354.8 million in our exploration and production segment, $17.9 million for our drilling and oil field services segment, $38.7 million for our midstream gas services segment and $7.2 million for other capital expenditures.

Financing Activities.  Proceeds from borrowings increased to $559.1 million for the three months ended March 31, 2009, and we repaid approximately $525.7 million leaving net borrowings during the period of approximately $33.4 million. We also received $243.3 million in net proceeds from the issuance of our 8.5% convertible perpetual preferred stock in January 2009. Our financing activities provided $276.1 million in cash for the three-month period ended March 31, 2009 compared to $199.9 million in the comparable period in 2008.

Credit Facilities and Other Indebtedness

Senior Credit Facility.  Our senior credit facility matures on November 21, 2011 and is available to be drawn on and repaid without restriction so long as we are in compliance with its terms, including certain financial covenants.

The senior credit facility bank group consists of 27 financial institutions. The largest commitment from any lender in the syndicate is 6.6% of the facility. The credit agreement for the facility contains various covenants that limit our ability, and the ability of certain of our subsidiaries to grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the senior credit facility limits our ability and the ability of certain of our subsidiaries to incur additional indebtedness with certain exceptions, including under the senior notes (as discussed below).

On October 3, 2008, Lehman Brothers, a lender under our senior credit facility, filed for bankruptcy. At the time that its parent, Lehman Brothers Holdings Inc., declared bankruptcy on September 15, 2008, Lehman Brothers elected not to fund its pro rata share, or 0.29%, of borrowings requested by us under the senior credit facility. Accordingly, we do not anticipate that Lehman Brothers will fund its pro rata share of any future borrowing requests. We currently do not expect this reduced availability of amounts under the senior credit facility to impact our liquidity or business operations.

The senior credit facility also contains financial covenants, including maintenance of agreed upon levels for the (i) ratio of total funded debt to EBITDAX (as defined in the senior credit facility), which may not exceed 4.5:1.0 calculated using the last four completed fiscal quarters, (ii) ratio of EBITDAX to interest expense plus current maturities of long-term debt, which must be at least 2.5:1.0 calculated using the last four completed fiscal quarters, and (iii) current ratio, which must be at least 1.0:1.0. In the current ratio calculation, as defined in the senior credit facility, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on our derivative contracts are disregarded. As of March 31, 2009, we were in compliance with all of the financial covenants under the senior credit facility.

The obligations under the senior credit facility are guaranteed by certain of our subsidiaries and are secured by first priority liens on all shares of capital stock of each of our material present and future subsidiaries; all of our intercompany debt; and substantially all of our assets, including proved natural gas and crude oil reserves representing at least 80% of the discounted present value (as defined in the senior credit facility) of our proved natural gas and crude oil reserves reviewed in determining the borrowing base for the senior credit facility.

At our election, interest under the senior credit facility is determined by reference to LIBOR plus an applicable margin between 2.00% and 3.00% per annum or the ‘base rate,’ which is the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 1.00% and 2.00% per annum, or the Eurodollar rate plus 1.00% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average annual interest rate paid on amounts outstanding under our senior credit facility was 1.96% for the three months ended March 31, 2009.

The borrowing base of the senior credit facility is subject to review semi-annually; however, the lenders reserve the right to have one additional redetermination of the borrowing base per calendar year. We also may request up to two unscheduled redeterminations per year. The borrowing base is determined based on proved developed producing reserves, proved developed non-producing reserves and proved undeveloped reserves. The borrowing base, as of March 31, 2009, was $1.1 billion. As of March 31, 2009, we had total outstanding indebtedness of $610.9 million under our senior credit facility.

Other Indebtedness.  We have financed a portion of our drilling rig fleet and related oil field services equipment through the issuance of notes secured by the equipment. At March 31, 2009, the aggregate outstanding balance of these notes was $29.2 million, with annual fixed interest rates ranging from 7.64% to 8.67%. The notes have a final maturity date of December 1, 2011 and require aggregate monthly installments of principal and interest in the amount of $1.2 million. The notes have a prepayment penalty (currently ranging from 1% to 2%) that is triggered if we repay the notes prior to maturity.

Our mortgage on downtown property purchased in July 2007 to serve as our corporate headquarters is fully secured by one of the buildings and a parking garage located on the property. The mortgage bears interest at 6.08% annually and matures on November 15, 2022. Payments of principal and interest in the amount of approximately $0.5 million are due on a quarterly basis through the maturity date. During 2009, we expect to make payments of principal and interest on this note totaling $0.9 million and $1.1 million, respectively.

Senior Floating Rate Notes Due 2014 and 8.625% Senior Notes Due 2015.  In May 2008, we exchanged our senior term loans for senior unsecured notes with registration rights, as required under the senior term loan credit agreement, pursuant to an exchange offer exempted from registration under the Securities Act. We issued $350.0 million of Senior Floating Rate Notes due 2014 in exchange for the total outstanding principal amount of our senior floating rate term loan and $650.0 million of 8.625% Senior Notes due 2015 in exchange for the total outstanding principal amount of our 8.625% senior term loan. The newly issued senior notes had terms that were substantially identical to those of the exchanged senior term loans. During the third quarter of 2008, all unregistered notes were exchanged for substantially identical notes registered under the Securities Act.

In January 2008, we entered into a $350.0 million notional amount interest rate swap agreement with a financial institution that effectively fixed our interest rate on the floating rate senior term loan at an annual rate of 6.26%. As a result of the exchange of the floating rate senior term loan to Senior Floating Rate Notes, the interest rate swap is now being used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at an annual rate of 6.26% through April 2011.

We may redeem, at specified redemption prices, some or all of the Senior Floating Rate Notes at any time, and, at specified redemption prices, some or all of the 8.625% Senior Notes on or after April 1, 2011.

We incurred $26.1 million of debt issuance costs in connection with the senior term loans. As the senior term loans were exchanged for senior unsecured notes with substantially identical terms, the remaining unamortized debt issuance costs of the senior term loans are being amortized over the term of the Senior Floating Rate Notes and the 8.625% Senior Notes.

8.0% Senior Notes Due 2018.  In May 2008, we issued $750.0 million of our unsecured 8.0% Senior Notes due 2018. The notes bear interest at a fixed rate of 8.0% per annum, payable semi-annually, with the principal due on June 1, 2018. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices. The notes became freely tradable on November 17, 2008, 180 days after their issuance, pursuant to Rule 144 under the Securities Act.

We incurred $16.0 million of debt issuance costs in connection with the 8.0% Senior Notes. These costs are being amortized over the term of these notes.

Debt covenants under the 8.0% Senior Notes as well as under the Senior Floating Rate Notes and the 8.625% Senior Notes include financial covenants similar to those of the senior credit facility. The covenants include limitations on the incurrence of indebtedness, payment of dividends, asset sales, certain asset purchases, transactions with related parties and consolidation or merger agreements. As of March 31, 2009, we were in compliance with all of the covenants under all of the senior notes.

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

8.5% Convertible Perpetual Preferred Stock

In January 2009, we completed a private placement of 2,650,000 shares of 8.5% convertible perpetual preferred stock to qualified institutional buyers eligible under Rule 144A under the Securities Act. The offering included 400,000 shares of convertible perpetual preferred stock issued upon the full exercise of the initial purchasers’ option to cover over-allotments. Net proceeds from the offering were approximately $243.3 million after deducting offering expenses of approximately $8.6 million. We used the net proceeds of the offering to repay outstanding borrowings under our senior credit facility and for general corporate purposes.

Each share of 8.5% convertible perpetual preferred stock has a liquidation preference of $100 per share and is convertible at the holder’s option at any time initially into approximately 12.4805 shares of our common stock, subject to adjustments upon the occurrence of certain events. Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $8.50 to be paid semi-annually in cash, common stock or a combination thereof at our election with the first dividend payment due in February 2010. The convertible perpetual preferred stock is not redeemable by us at any time. After February 20, 2014, we may cause all outstanding shares of the convertible perpetual preferred stock to automatically convert into common stock at the then-prevailing conversion rate if certain conditions are met.

Common Stock

On April 29, 2009, we completed a registered underwritten offering of 14,480,000 shares of our common stock, including 2,280,000 shares of common stock acquired by the underwriters from us to cover over-allotments. Net proceeds from the offering were approximately $108.0 million after deducting offering expenses of approximately $2.0 million and were used to repay a portion of the amount outstanding under our senior credit facility and for general corporate purposes.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

General

The discussion in this section provides information about the financial instruments we use to manage commodity prices and interest rate volatility. All contracts are financial contracts, which are settled in cash and do not require the actual delivery of a commodity quantity to satisfy settlement.

Commodity Price Risk.  Our most significant market risk relates to the prices we receive for our natural gas and crude oil production. Due to the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements for the purpose of reducing the variability of natural gas and crude oil prices we receive for our production. From time to time, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes depending upon management’s view of opportunities under the then current market conditions. We do not intend to enter into derivative contracts that would exceed our expected production volumes for the period covered by the derivative arrangement. Our current credit agreement limits our ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves. Future credit agreements could require a minimum level of commodity price hedging.

The use of derivative contracts also involves the risk that the counterparties will be unable to meet their obligations under the contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. As of March 31, 2009, we had eighteen approved derivative counterparties, seventeen of which are lenders under our senior credit facility. We currently have derivative contracts outstanding with eleven of these counterparties, excluding Lehman Brothers. We have no derivative contracts in 2009 and beyond with counterparties outside of those that are also part of our senior credit facility. Lehman Brothers is a counterparty on one of our derivative contracts. Due to the bankruptcy of Lehman Brothers and its parent, Lehman Brothers Holdings Inc., we did not assign any value to this derivative contract (notional of 5,500 MMcf) at March 31, 2009.

We use, and may continue to use, a variety of commodity-based derivative contracts, including collars, fixed-price swaps and basis protection swaps. Our fixed price swap transactions are settled based upon NYMEX prices, and our basis protection swap transactions are settled based upon the index price of natural gas at the Waha hub, a West Texas gas marketing and delivery center and the Houston Ship Channel. Settlement for natural gas derivative contracts occurs in the production month.

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

At March 31, 2009, our open natural gas and crude oil commodity derivative contracts consisted of the following:

Natural Gas

	Notional	Weighted Avg.
Period and Type of Contract	(MMcf)(1)	Fixed Price

April 2009 — June 2009
Price swap contracts	20,930	$7.96
Basis swap contracts	15,470	$(0.74)
July 2009 — September 2009
Price swap contracts	18,710	$8.09
Basis swap contracts	15,640	$(0.74)
October 2009 — December 2009
Price swap contracts	19,010	$8.46
Basis swap contracts	15,640	$(0.74)
January 2010 — March 2010
Price swap contracts	20,475	$7.95
Basis swap contracts	20,250	$(0.74)
April 2010 — June 2010
Price swap contracts	19,793	$7.46
Basis swap contracts	20,475	$(0.74)
July 2010 — September 2010
Price swap contracts	20,010	$7.55
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	20,010	$7.97
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	11,250	$(0.60)
April 2011 — June 2011
Basis swap contracts	11,375	$(0.60)
July 2011 — September 2011
Basis swap contracts	11,500	$(0.60)
October 2011 — December 2011
Basis swap contracts	11,500	$(0.60)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu and excludes a total notional of 5,500 MMcf from 2009 contracts for the Lehman Brothers’ basis swap contract.

Crude Oil

	Notional	Weighted Avg.
Period and Type of Contract	(in MBbls)	Fixed Price

April 2009 — June 2009
Price swap contracts	46	$126.71
July 2009 — September 2009
Price swap contracts	46	$126.61
October 2009 — December 2009
Price swap contracts	46	$126.51

The following table summarizes the cash settlements and valuation gains and losses on our commodity derivative contracts for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Realized gain	$(98,389)	$(7,329)
Unrealized (gain) loss	(108,258)	144,173

(Gain) loss on derivative contracts	$(206,647)	$136,844

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

Our ability to fund our capital expenditure budget is partially dependent upon the availability of funds under our senior credit facility. In order to mitigate the credit risk associated with individual financial institutions committed to participate in our senior credit facility, our bank group consists of 27 financial institutions with commitments ranging from 0.25% to 6.6%. Lehman Brothers, a lender under our senior credit facility, declared bankruptcy on October 3, 2008. As a result of the bankruptcy of Lehman Brothers and its parent company, Lehman Brothers Holdings Inc., on September 15, 2008, Lehman Brothers elected not to fund its pro rata share, or 0.29%, of borrowings requested by us under the facility. Although we do not currently expect this reduced availability of amounts under the senior credit facility to impact our liquidity or business operations, the inability of one or more of our other lenders to fund their obligations under the facility could have a material adverse effect on our financial condition.

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

We use sensitivity analysis to determine the impact that market risk exposures may have on our variable interest rate borrowings. Based on the $350.0 million outstanding balance of our Senior Floating Rate Notes at March 31, 2009, a one percent change in the applicable rates, with all other variables held constant, would have resulted in a change in our interest expense of approximately $0.9 million for the three months ended March 31, 2009.

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

An unrealized loss of $0.3 million and an unrealized gain of $0.8 million were recorded in interest expense in the consolidated statements of operations for the change in fair value of the interest rate swap for the three months ended March 31, 2009 and 2008, respectively. Realized losses of $1.0 million were included in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2009.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change to the risk factors previously disclosed in Item 1A — Risk Factors in our 2008 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of our restricted stock program, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the quarter ended March 31, 2009, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1, 2009 — January 31, 2009	66,603	$7.36	N/A	N/A
February 1, 2009 — February 28, 2009	1,338	6.76	N/A	N/A
March 1, 2009 — March 31, 2009	2,152	6.59	N/A	N/A

ITEM 6.	Exhibits

See the Exhibit Index accompanying this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Dirk M. Van Doren
Dirk M. Van Doren
Executive Vice President and
Chief Financial Officer

Date: May 7, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				SEC			Filed
No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	01/30/2008
3.2		Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	01/21/2009
3.3		Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	03/09/2009
4.16		Registration Rights Agreement, dated February 16, 2009, among SandRidge Energy, Inc., George B. Kaiser and Pooled CIT Investments, O.K.	10-K	001-33784	4.16	02/26/2009
10	.5.8†	Employment Agreement of Rodney E. Johnson, dated effective as of January 1, 2009	10-K	001-33784	10.5.8	02/26/2009
10.7		Amendment No. 6 to Senior Credit Facility, dated April 17, 2009	8-K	001-33784	10.1	04/21/2009
31.1		Section 302 Certification — Chief Executive Officer					*
31.2		Section 302 Certification — Chief Financial Officer					*
32.1		Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101	.INS	XBRL Instance Document					*
101	.SCH	XBRL Taxonomy Extension Schema Document					*
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101	.DEF	XBRL Taxonomy Extension Definition Document					*

†	Management contract or compensatory plan or arrangement