Form 10-Q
period 2009-06-20
SANDRIDGE ENERGY INC
filed 2009-08-06
CIK 1349436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2009, was 183,546,780.

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended June 30, 2009

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statement of Changes in Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	50
ITEM 4.	Controls and Procedures	53
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	53
ITEM 1A.	Risk Factors	53
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
ITEM 4.	Submission of Matters to a Vote of Security Holders	55
ITEM 6.	Exhibits	55
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-31.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Various statements contained in this Quarterly Report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements include projections and estimates concerning, among other things, 2009 capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, and elements of our business strategy. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), the opportunities that may be pursued by us, competitive actions by other companies, changes in laws or regulations and other factors, many of which are beyond our control. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company or our business or operations. The forward-looking statements contained herein are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1.	Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$621	$636
Accounts receivable, net:
Trade	73,125	102,746
Related parties	201	6,327
Derivative contracts	207,342	201,111
Inventories	3,556	3,686
Costs in excess of billings	16,449	—
Other current assets	20,164	41,407

Total current assets	321,458	355,913

Natural gas and crude oil properties, using full cost method of accounting
Proved	4,996,188	4,676,072
Unproved	225,369	215,698
Less: accumulated depreciation, depletion and impairment	(3,765,118)	(2,369,840)

	1,456,439	2,521,930

Other property, plant and equipment, net	464,463	653,629
Derivative contracts	35,709	45,537
Investments	7,588	6,088
Restricted deposits	32,860	32,843
Other assets	45,799	39,118

Total assets	$2,364,316	$3,655,058

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$15,380	$16,532
Accounts payable and accrued expenses:
Trade	185,452	366,337
Related parties	176	230
Derivative contracts	6,238	5,106
Asset retirement obligation	128	275
Billings in excess of costs incurred	—	14,144

Total current liabilities	207,374	402,624

Long-term debt	2,146,615	2,358,784
Other long-term obligations	11,967	11,963
Derivative contracts	733	3,639
Asset retirement obligation	89,421	84,497

Total liabilities	2,456,110	2,861,507

Commitments and contingencies (Note 13)
Equity:
SandRidge Energy, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 50,000 shares authorized:
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at June 30, 2009 and no shares issued and outstanding in 2008; aggregate liquidation preference of $265,000 at June 30, 2009	3	—
Common stock, $0.001 par value, 400,000 shares authorized; 183,254 issued and 181,856 outstanding at June 30, 2009 and 167,372 issued and 166,046 outstanding at December 31, 2008	178	163
Additional paid-in capital	2,532,180	2,170,986
Treasury stock, at cost	(19,854)	(19,332)
Accumulated deficit	(2,604,327)	(1,358,296)

Total SandRidge Energy, Inc. stockholders’ (deficit) equity	(91,820)	793,521
Noncontrolling interest	26	30

Total (deficit) equity	(91,794)	793,551

Total liabilities and equity	$2,364,316	$3,655,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)

Revenues:
Natural gas and crude oil	$103,039	$292,134	$224,280	$497,621
Drilling and services	5,176	11,957	11,571	24,291
Midstream and marketing	19,642	69,488	45,598	115,897
Other	6,242	4,471	11,663	9,327

Total revenues	134,099	378,050	293,112	647,136
Expenses:
Production	41,450	40,254	87,029	74,442
Production taxes	593	13,519	2,084	22,739
Drilling and services	6,415	5,066	12,021	12,235
Midstream and marketing	18,450	64,733	41,812	105,151
Depreciation, depletion and amortization — natural gas and crude oil	34,350	72,256	94,443	137,332
Depreciation, depletion and amortization — other	14,034	15,780	26,760	33,745
Impairment	—	—	1,304,418	—
General and administrative	23,632	26,203	52,117	47,197
Loss (gain) on derivative contracts	18,992	159,768	(187,655)	296,612
Loss (gain) on sale of assets	26,170	(7,734)	26,350	(7,711)

Total expenses	184,086	389,845	1,459,379	721,742

Loss from operations	(49,987)	(11,795)	(1,166,267)	(74,606)

Other income (expense):
Interest income	188	1,333	199	2,145
Interest expense	(42,419)	(22,223)	(83,167)	(47,395)
Income from equity investments	200	556	434	1,415
Other income, net	483	955	1,243	939

Total other (expense) income	(41,548)	(19,379)	(81,291)	(42,896)

Loss before income tax benefit	(91,535)	(31,174)	(1,247,558)	(117,502)
Income tax benefit	(365)	(10,847)	(1,534)	(41,385)

Net loss	(91,170)	(20,327)	(1,246,024)	(76,117)
Less: net income attributable to noncontrolling interest	4	16	7	851

Net loss attributable to SandRidge Energy, Inc. common stockholders	(91,174)	(20,343)	(1,246,031)	(76,968)
Preferred stock dividends and accretion	—	6,650	—	16,232

Loss applicable to SandRidge Energy, Inc. common stockholders	$(91,174)	$(26,993)	$(1,246,031)	$(93,200)

Basic and diluted loss per share applicable to SandRidge Energy, Inc. common stockholders	$(0.52)	$(0.17)	$(7.38)	$(0.63)

Weighted average number of SandRidge Energy, Inc. common shares outstanding:
Basic	174,154	155,204	168,767	148,124

Diluted	174,154	155,204	168,767	148,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS)

	SandRidge Energy, Inc. Stockholders
	8.5% Convertible
	Perpetual Preferred				Additional
	Stock		Common Stock		Paid-In	Treasury	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Total
	(Unaudited)

Six months ended June 30, 2009
Balance, December 31, 2008	—	$—	166,046	$163	$2,170,986	$(19,332)	$(1,358,296)	$30	$793,551
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(11)	(11)
Issuance of 8.5% convertible perpetual preferred stock	2,650	3	—	—	243,286	—	—	—	243,289
Issuance of common stock	—	—	14,480	15	107,684	—	—	—	107,699
Purchase of treasury stock	—	—	—	—	—	(522)	—	—	(522)
Stock-based compensation	—	—	—	—	12,389	—	—	—	12,389
Stock-based compensation excess tax benefit	—	—	—	—	(2,165)	—	—	—	(2,165)
Issuance of restricted stock awards, net of cancellations	—	—	1,330	—	—	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(1,246,031)	7	(1,246,024)

Balance, June 30, 2009	2,650	$3	181,856	$178	$2,532,180	$(19,854)	$(2,604,327)	$26	$(91,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,246,024)	$(76,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	62	—
Depreciation, depletion and amortization	121,203	171,077
Impairment	1,304,418	—
Debt costs amortization	3,677	2,445
Deferred income taxes	4	(42,338)
Unrealized loss on derivative contracts	1,823	235,489
Loss (gain) on sale of assets	26,350	(7,711)
Investment income — restricted deposits	(17)	(243)
Income from equity investments	(434)	(1,415)
Stock-based compensation	10,368	7,260
Stock-based compensation excess tax benefit	(2,165)	—
Changes in operating assets and liabilities	(77,283)	8,387

Net cash provided by operating activities	141,982	296,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(524,266)	(934,301)
Proceeds from sale of assets	253,968	153,191
Loans to unconsolidated investees	—	(4,000)
Fundings of restricted deposits	—	(781)

Net cash used in investing activities	(270,298)	(785,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,431,765	1,408,000
Repayments of borrowings	(1,645,278)	(665,615)
Dividends paid — preferred	—	(17,552)
Noncontrolling interest distributions	(11)	(4,059)
Proceeds from issuance of 8.5% convertible perpetual preferred stock	243,289	—
Proceeds from issuance of common stock	107,699	—
Purchase of treasury stock	(522)	(1,908)
Debt issuance costs	(8,641)	(17,056)

Net cash provided by financing activities	128,301	701,810

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15)	212,753
CASH AND CASH EQUIVALENTS, beginning of period	636	63,135

CASH AND CASH EQUIVALENTS, end of period	$621	$275,888

Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in accrued capital expenditures	$(79,782)	$—
Accretion on redeemable convertible preferred stock	$—	$7,636

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

Interim Financial Statements.  The accompanying condensed consolidated financial statements as of December 31, 2008 have been derived from the audited financial statements contained in the 2008 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2008 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information in the Company’s unaudited condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2008 Form 10-K.

2.	Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to Note 1 of the consolidated financial statements included in the 2008 Form 10-K.

Reclassifications.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Recent Accounting Pronouncements.  Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for certain of its nonfinancial liabilities, in accordance with Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities except those recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. This implementation did not have a material impact on the Company’s financial position or results of operations.

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

Effective January 1, 2009, the Company implemented SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changed disclosure requirements for derivative instruments and

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

hedging activities. SFAS No. 161 requires enhanced disclosure, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The implementation of SFAS No. 161 did not have a material impact on the Company’s financial position or results of operations. See Note 10.

Effective for the period ended June 30, 2009, the Company implemented Financial Accounting Standards Board (“FASB”) Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The implementation of FSP FAS 107-1 and APB 28-1 resulted in additional disclosure about the fair value of the Company’s financial instruments and did not have an impact on the Company’s financial position or results of operations. See Note 3.

Effective for the period ended June 30, 2009, the Company implemented SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. See Note 17.

On December 31, 2008, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for natural gas and crude oil reserves, the new rules change the requirements for determining natural gas and crude oil reserve quantities to permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or when a third party conducts a reserves audit. The new rules also require natural gas and crude oil reserves to be reported and the full cost ceiling limitation to be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have had an effect on the Company’s 2008 and 2009 depletion rates for its natural gas and crude oil properties. The new rules are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the contemplated alignment of certain accounting standards by the FASB with the new rules. The Company plans to implement the new requirements beginning in its Annual Report on Form 10-K for the year ended December 31, 2009. The Company is currently evaluating the impact of the new requirements on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company plans to implement this standard in its September 30, 2009 financial statements. The implementation of SFAS No. 168 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Measurement based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

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

Fair Value of Derivative Contracts

As required by SFAS No. 157, the Company has classified its derivative contracts into one of three levels based upon the data relied upon to determine the fair value. The fair values of the Company’s natural gas and crude oil swaps and interest rate swaps are based upon quotes obtained from counterparties to the derivative contracts. The Company reviews other readily available market prices for its derivative contracts as there is an active market for these contracts. However, the Company does not have access to the specific valuation models used by its counterparties or other market participants. Included in these models are discount factors that the Company must estimate in its calculation. Additionally, the Company applies a value weighted average credit default risk rating factor for its counterparties in determining the fair value of its derivative contracts. Based on the inputs for the fair value measurement, the Company classified its derivative contract assets and liabilities as Level 3.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by SFAS No. 157 pricing levels as of June 30, 2009:

				Assets/
	Fair Value Measurements Using:			Liabilities at
Description	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Derivative assets	$—	$—	$243,051	$243,051
Derivative liabilities	—	—	(6,971)	(6,971)

	$—	$—	$236,080	$236,080

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The tables below set forth a reconciliation of the Company’s derivative contracts measured at fair value using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2009 (in thousands):

Three Months Ended June 30, 2009
Balance at March 31, 2009	$345,913
Total gains or losses (realized/unrealized)	(16,351)
Purchases, issuances and settlements	(93,482)
Transfers in and/or out of Level 3	—

Balance at June 30, 2009	$236,080

Six Months Ended June 30, 2009
Balance at December 31, 2008	$237,903
Total gains or losses (realized/unrealized)	189,009
Purchases, issuances and settlements	(190,832)
Transfers in and/or out of Level 3	—

Balance at June 30, 2009	$236,080

Changes in unrealized gains (losses) on derivative contracts held as of June 30, 2009	$1,823

See Note 10 for further discussion of the Company’s derivative contracts.

Fair Value of Debt

The Company measures fair value of its long-term debt in accordance with SFAS No. 157, giving consideration to the effect of the Company’s credit risk. The estimated fair value of the Company’s senior notes, based on quoted market prices, and the carrying value at June 30, 2009 were as follows (in thousands):

	Fair Value	Carrying Value

Senior Floating Rate Notes due 2014	$277,304	$350,000
8.625% Senior Notes due 2015	583,011	650,000
9.875% Senior Notes due 2016, net of discount	355,918	350,242
8.0% Senior Notes due 2018	646,934	750,000

The Company’s carrying value for its senior credit facility and remaining fixed rate debt instruments approximate fair value based on current rates applicable to similar instruments. See Note 8 for further discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Natural gas and crude oil properties:
Proved	$4,996,188	$4,676,072
Unproved	225,369	215,698

Total natural gas and crude oil properties	5,221,557	4,891,770
Less accumulated depreciation, depletion and impairment(1)	(3,765,118)	(2,369,840)

Net natural gas and crude oil properties capitalized costs	1,456,439	2,521,930

Land	13,937	11,250
Non natural gas and crude oil equipment(2)	563,358	764,792
Buildings and structures	85,066	71,859

Total	662,361	847,901
Less accumulated depreciation, depletion and amortization	(197,898)	(194,272)

Net capitalized costs	464,463	653,629

Total property, plant and equipment, net	$1,920,902	$3,175,559

(1)	Includes cumulative full cost ceiling limitation impairment charges of $3,159.4 million and $1,855.0 million at June 30, 2009 and December 31, 2008, respectively.

(2)	The amount of capitalized interest included in the above non natural gas and crude oil equipment balance at both June 30, 2009 and December 31, 2008 was approximately $3.8 million.

In 2009, the asset lives of certain drilling, oil field services, midstream and other assets were changed to align with industry average lives for similar assets.

Sale of Midstream Assets.  In June 2009, the Company completed the sale of its gathering and compression assets located in the Piñon Field, part of the West Texas Overthrust (“WTO”) located in Pecos and Terrell counties, Texas. Net proceeds to the Company were approximately $197.5 million. The sale resulted in a loss of approximately $26.5 million. In conjunction with the sale, the Company entered into a gas gathering agreement and an operations and maintenance agreement. Under the gas gathering agreement, the Company has dedicated its Piñon Field acreage for priority gathering services for a period of twenty years and the Company will pay a fee that was negotiated at arms’ length for such services. Pursuant to the operations and maintenance agreement, the Company will operate and maintain the gathering system assets sold for a period of twenty years unless the Company or the buyer of the assets chooses to terminate the agreement.

Sale of East Texas Deep Rights.  In June 2009, the Company completed the sale of its drilling rights in East Texas below the depth of the Cotton Valley formation for net proceeds of approximately $55.9 million, subject to certain post-closing adjustments. The sale of the deep rights was accounted for as an adjustment to the full cost pool with no gain or loss recognized.

5.	Impairment

Under the full cost method of accounting, the net book value of natural gas and crude oil properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the discounted estimated after-tax future net revenue from proved natural gas and crude oil properties, excluding future cash outflows associated with settling asset retirement obligations included in the net book value of natural gas and crude oil

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

properties, plus the cost of properties not subject to amortization. In calculating future net revenues, prices and costs used are those as of the end of the appropriate period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The Company has entered into various commodity derivative contracts; however, these derivative contracts are not accounted for as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation as of June 30, 2009.

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

During the first quarter of 2009, the Company reduced the carrying value of its natural gas and crude oil properties by $1,304.4 million due to the full cost ceiling limitation. As the full cost ceiling exceeded the net capitalized costs at June 30, 2009, there was no such reduction of the Company’s carrying value of its natural gas and crude oil properties during the second quarter of 2009.

6.	Costs in Excess of Billings (Billings in Excess of Costs Incurred)

In June 2008, the Company entered into an agreement with a subsidiary of Occidental Petroleum Corporation (“Occidental”) to construct a CO2 treating plant (the “Century Plant”) and associated compression and pipeline facilities for $800.0 million. The Company will construct the Century Plant and Occidental will pay a minimum of 100% of the contract price, plus any subsequent agreed-upon revisions, to the Company through periodic cost reimbursements based upon the percentage of the project completed by the Company. Upon start-up, the Century Plant, located in Pecos County, Texas, will be owned and operated by Occidental for the purpose of separating and removing CO2 from natural gas delivered by the Company. Pursuant to a thirty-year treating agreement executed simultaneously with the construction agreement, Occidental will remove CO2 from the Company’s delivered production volumes. The Company will retain all methane gas from the Century Plant.

The Company accounts for construction of the Century Plant using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Provisions for a contract loss are recognized when it is determined that a loss will be incurred. Costs in excess of billings (billings in excess of costs incurred) were $16.4 million and ($14.1) million and were reported as a current asset and current liability in the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

7.	Asset Retirement Obligation

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the period from December 31, 2008 to June 30, 2009 is as follows (in thousands):

Asset retirement obligation, December 31, 2008	$84,772
Liability incurred upon acquiring and drilling wells	1,409
Revisions in estimated cash flows	(162)
Liability settled in current period	—
Accretion of discount expense	3,530

Asset retirement obligation, June 30, 2009	89,549
Less: Current portion	128

Asset retirement obligation, net of current	$89,421

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Senior credit facility	$18,000	$573,457
Other notes payable:
Drilling rig fleet and related crude oil field services equipment	25,360	33,030
Mortgage	18,393	18,829
Senior Floating Rate Notes due 2014	350,000	350,000
8.625% Senior Notes due 2015	650,000	650,000
9.875% Senior Notes due 2016, net of $15,258 discount	350,242	—
8.0% Senior Notes due 2018	750,000	750,000

Total debt	2,161,995	2,375,316
Less: Current maturities of long-term debt	15,380	16,532

Long-term debt	$2,146,615	$2,358,784

For the three months ended June 30, 2009 and 2008, interest payments, net of amounts capitalized, were approximately $65.4 million and $25.4 million, respectively. For the six months ended June 30, 2009 and 2008, interest payments, net of amounts capitalized, were approximately $75.4 million and $50.8 million, respectively.

Senior Credit Facility.  The amount the Company can borrow under its senior secured revolving credit facility (the “senior credit facility”) is limited to a borrowing base, which was $985.4 million at June 30, 2009. The senior credit facility matures on November 21, 2011 and is available to be drawn on and repaid so long as the Company is in compliance with its terms, including certain financial covenants as fully described below.

The senior credit facility contains various covenants that limit the ability of the Company and certain of its subsidiaries to grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions, including under the series of senior notes discussed below.

The senior credit facility contains financial covenants, including maintaining agreed levels for the (i) ratio of total funded debt to EBITDAX (as defined in the senior credit facility), which may not exceed 4.5:1.0 calculated using the last four completed fiscal quarters, (ii) ratio of EBITDAX to interest expense plus current maturities of long-term debt, which must be at least 2.5:1.0 calculated using the last four completed fiscal quarters, and (iii) ratio of current assets to current liabilities, which must be at least 1.0:1.0. In the current ratio calculation (as defined in the senior credit facility) any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. As of June 30, 2009, the Company was in compliance with all of the financial covenants under the senior credit facility.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

At the Company’s election, interest under the senior credit facility is determined by reference to (a) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum, or (b) the ‘base rate,’ which is the higher of (i) the federal funds rate plus 0.5%, (ii) the prime rate published by Bank of America or (iii) the Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum, plus, in each case under scenario (b), an applicable margin between 1.00% and 2.00% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average annual interest rates paid on amounts outstanding under the senior credit facility were 2.68% and 2.28% for the three months and six months ended June 30, 2009, respectively.

The Company’s borrowing base is redetermined in April and October of each year. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, natural gas and crude oil prices and production. Accordingly, the Company’s ability to develop its properties and changes in commodity prices impact the borrowing base. The borrowing base remained unchanged at $1.1 billion as a result of the April 2009 redetermination; however, the issuance of the 9.875% Senior Notes due 2016 (discussed below) in May 2009 caused the borrowing base to be reduced to $985.4 million. The Company has incurred additional costs related to the senior credit facility as a result of changes to the borrowing base. These costs have been deferred and are included in other assets in the accompanying condensed consolidated balance sheets. At June 30, 2009, the Company had $18.0 million outstanding under the senior credit facility along with $24.5 million in outstanding letters of credit.

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

Other Notes Payable.  The Company has financed a portion of its drilling rig fleet and related oil field services equipment through the issuance of notes secured by the equipment. At June 30, 2009, the aggregate outstanding balance of these notes was $25.4 million, with annual fixed interest rates ranging from 7.64% to 8.67%. The notes have a final maturity date of December 1, 2011 and require aggregate monthly installments of principal and interest in the amount of $1.2 million. The notes have a prepayment penalty (currently ranging from 0.50% to 2.00%) that is triggered if the Company repays the notes prior to maturity.

The debt incurred to purchase the downtown Oklahoma City property that serves as the Company’s corporate headquarters is fully secured by a mortgage on one of the buildings and a parking garage located on the property. The note underlying the mortgage bears interest at 6.08% annually and matures on November 15, 2022. Payments of principal and interest in the amount of approximately $0.5 million are due on a quarterly basis through the maturity date. During 2009, the Company expects to make payments of principal and interest on this note totaling $0.9 million and $1.1 million, respectively.

Senior Floating Rate Notes Due 2014 and 8.625% Senior Notes Due 2015.  In May 2008, pursuant to an exchange offer exempted from registration under the Securities Act of 1933, as amended (the “Securities Act”), the Company exchanged its senior term loans for senior unsecured notes with registration rights which were subsequently exchanged for substantially identical notes pursuant to an exchange offer registered under the Securities Act. The effect of the exchange offers resulted in the Company issuing $350.0 million of Senior Floating Rate Notes due 2014 (“Senior Floating Rate Notes”) in exchange for the total outstanding principal amount of its senior floating rate term loan and $650.0 million of 8.625% Senior Notes due 2015 (“8.625% Senior Notes”) in exchange for the total outstanding principal amount of its 8.625% senior term loan. Terms of these senior notes are

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

substantially identical to those of the exchanged senior term loans and the terms of the unregistered notes for which the senior term loans were exchanged. These senior notes are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries. See Note 19 for condensed consolidating financial information of the subsidiary guarantors.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.625% (4.83% at June 30, 2009), except for the period from April 1, 2008 to June 30, 2008, for which the interest rate was 6.323%. Interest is payable quarterly with principal due on April 1, 2014. The average interest rates paid on outstanding Senior Floating Rate Notes for the three months and six months ended June 30, 2009 were 4.83% and 4.95%, respectively, without consideration of the interest rate swap discussed below. The 8.625% Senior Notes bear interest at a fixed rate of 8.625% per annum with the principal due on April 1, 2015. Under the terms of the 8.625% Senior Notes, interest is payable semi-annually and, through the interest payment due on April 1, 2011, interest may be paid, at the Company’s option, either entirely in cash or entirely with additional fixed rate senior notes. If the Company elects to pay the interest due during any period in additional fixed rate senior notes, the interest rate will increase to 9.375% during that period. All interest payments made to date on the 8.625% Senior Notes have been paid in cash.

In January 2008, the Company entered into a $350.0 million notional interest rate swap agreement to fix the variable LIBOR interest rate on the floating rate senior term loan for the period from April 1, 2008 to April 1, 2011. As a result of the exchange of the floating rate senior term loan to Senior Floating Rate Notes, the interest rate swap is now used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at an annual rate of 6.26% through April 1, 2011. In May 2009, the Company entered into a $350.0 million notional interest rate swap agreement to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at an annual rate of 6.69% for the period from April 1, 2011 to April 1, 2013. The two interest rate swaps effectively serve to fix the Company’s variable interest rate on its Senior Floating Rate Notes for the majority of the term of these notes. These swaps have not been designated as hedges.

The Company may redeem, at specified redemption prices, some or all of the Senior Floating Rate Notes at any time and some or all of the 8.625% Senior Notes on or after April 1, 2011.

The Company incurred $26.1 million of debt issuance costs in connection with the senior term loans. As the senior term loans were exchanged for unsecured senior notes with substantially identical terms, the remaining unamortized debt issuance costs on the senior term loans will be amortized over the terms of the Senior Floating Rate Notes and the 8.625% Senior Notes. These costs are included in other assets in the accompanying condensed consolidated balance sheets.

9.875% Senior Notes Due 2016.  In May 2009, the Company completed a private placement of $365.5 million of unsecured 9.875% Senior Notes due 2016 (“9.875% Senior Notes”) to qualified institutional investors eligible under Rule 144A of the Securities Act. These notes were issued at a discount which will be amortized into interest expense over the term of the notes. Net proceeds from the offering were approximately $342.2 million after deducting offering expenses of $7.8 million. The Company used the net proceeds from the offering to repay outstanding borrowings under the senior credit facility and for general corporate purposes. The notes bear interest at a fixed rate of 9.875% per annum, payable semi-annually, with the principal due on May 15, 2016. The 9.875% Senior Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices. The notes are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries. See Note 19 for condensed consolidated financial information of the subsidiary guarantors. The notes will become freely tradable 180 days after their issuance, pursuant to Rule 144 under the Securities Act.

Debt issuance costs of $7.8 million incurred in connection with the offering of the 9.875% Senior Notes are included in other assets in the condensed consolidated balance sheet and are being amortized over the term of the notes.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8.0% Senior Notes Due 2018.  In May 2008, the Company issued $750.0 million of unsecured 8.0% Senior Notes due 2018 (“8.0% Senior Notes”). The notes bear interest at a fixed rate of 8.0% per annum, payable semi-annually, with the principal due on June 1, 2018. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices. The 8.0% Senior Notes are jointly and severally, unconditionally guaranteed on an unsecured basis, by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries. See Note 19 for condensed consolidated financial information of the subsidiary guarantors. The notes became freely tradable on November 17, 2008, 180 days after their issuance, pursuant to Rule 144 under the Securities Act.

The Company incurred $16.0 million of debt issuance costs in connection with the offering of the 8.0% Senior Notes. These costs are included in other assets in the condensed consolidated balance sheet and amortized over the term of the notes.

The indentures governing all of the senior notes contain financial covenants similar to those of the senior credit facility and include limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of June 30, 2009, the Company was in compliance with all of the covenants contained in the indentures governing the senior notes.

9.	Other Long-Term Obligations

The Company has recorded a long-term obligation for amounts to be paid under a settlement agreement with Conoco, Inc. entered into in January 2007. The Company agreed to pay approximately $25.0 million plus interest, payable in $5.0 million increments on April 1, 2007, July 1, 2008, July 1, 2009, July 1, 2010 and July 1, 2011. The payment to be made on July 1, 2009 has been included in accounts payable-trade in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008. The non-current unpaid settlement amount of $10.0 million has been included in other long-term obligations in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008.

10.	Derivatives

The Company’s derivative contracts have not been designated as hedges. The Company records all derivative contracts, which include commodity derivatives and interest rate swaps, at fair value. Changes in derivative contract fair values are recognized in earnings. Cash settlements and valuation gains and losses are included in loss (gain) on derivative contracts for the commodity derivative contracts and in interest expense for the interest rate swaps in the consolidated statements of operations. Commodity derivative contracts are settled on a monthly basis. Settlements on the interest rate swaps occur quarterly. Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the consolidated balance sheet.

Commodity Derivatives.  The Company is exposed to commodity price risk, which impacts the predictability of its cash flows related to the sale of natural gas and crude oil and is managed by the Company’s use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to a portion of its projected natural gas and crude oil sales. None of the Company’s derivative contracts may be terminated early as a result of a party having its credit rating downgraded. At June 30, 2009 and December 31, 2008, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are described below:

Fixed price swaps	The Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

Basis swaps	The Company receives a payment from the counterparty if the settled price differential is greater than the stated terms of the contract and pays the counterparty if the settled price differential is less than the stated terms of the contract, which guarantees the Company a price differential for natural gas from a specified delivery point.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Interest Rate Swaps.  The Company is exposed to interest rate risk on its long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as the Company’s interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate.

The Company has entered into two interest rate swap agreements to manage the interest rate risk on a portion of its floating rate debt by effectively fixing the variable interest rate on its Senior Floating Rate Notes. See Note 8 for further discussion of the Company’s interest rate swaps.

Fair Value of Derivatives.  The balance sheet classification of assets and liabilities related to derivative contracts is summarized below at June 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Fair Value
Type of Contract	Classification	June 30, 2009	December 31, 2008

Derivative assets
Natural gas swaps	Derivative assets-current	$202,430	$188,045
Crude oil price swaps	Derivative assets-current	4,912	13,066
Natural gas swaps	Derivative assets-noncurrent	34,557	45,537
Interest rate swaps	Derivative assets-noncurrent	1,152	—

Total derivative assets		$243,051	$246,648

Derivative liabilities
Interest rate swaps	Derivative liabilities-current	$6,238	$5,106
Natural gas basis swaps	Derivative liabilities-noncurrent	733	3,639

Total derivative liabilities		$6,971	$8,745

A counterparty to one of the Company’s derivative contracts, Lehman Brothers, declared bankruptcy on October 3, 2008. Due to Lehman Brothers’ bankruptcy and the declaration of bankruptcy by its parent, Lehman Brothers Holdings Inc., on September 15, 2008, the Company has not assigned any value to this derivative contract as of June 30, 2009.

The following table summarizes the effect of the Company’s derivative contracts on the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

		Amount of (Gain) Loss Recognized in Income
		Three Months Ended		Six Months Ended
	Location of (Gain) Loss	June 30,		June 30,
Type of Contract	Recognized in Income	2009	2008	2009	2008

Interest rate swap	Interest expense	$(2,641)	$(9,643)	$(1,354)	$(10,449)
Natural gas and crude oil swaps	Loss (gain) on derivative contracts	18,992	159,768	(187,655)	296,612

Total		$16,351	$150,125	$(189,009)	$286,163

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the cash settlements and valuation gains and losses on commodity derivative contracts for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Realized (gain) loss	$(94,747)	$58,003	$(193,136)	$50,674
Unrealized loss	113,739	101,765	5,481	245,938

Loss (gain) on derivative contracts	$18,992	$159,768	$(187,655)	$296,612

Net gains of $2.6 million ($3.9 million unrealized gain and $1.3 million realized losses) and $1.4 million ($3.7 million unrealized gain and $2.3 million realized losses) related to the interest rate swaps discussed above were included in interest expense in the condensed consolidated statement of operations for the three months and six months ended June 30, 2009, respectively. Unrealized gains of $9.6 million and $10.4 million were included in the condensed consolidated statements of operations for the three months and six months ended June 30, 2008, respectively.

See Note 3 for additional discussion on the fair value measurement of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Open Derivative Contracts.  At June 30, 2009, the Company’s open natural gas and crude oil commodity derivative contracts consisted of the following:

Natural Gas

	Notional	Weighted Avg.
Period and Type of Contract	(MMcf)(1)	Fixed Price

July 2009 — September 2009
Price swap contracts	18,710	$8.09
Basis swap contracts	15,640	$(0.74)
October 2009 — December 2009
Price swap contracts	19,010	$8.46
Basis swap contracts	15,640	$(0.74)
January 2010 — March 2010
Price swap contracts	20,475	$7.95
Basis swap contracts	20,250	$(0.74)
April 2010 — June 2010
Price swap contracts	19,793	$7.32
Basis swap contracts	20,475	$(0.74)
July 2010 — September 2010
Price swap contracts	20,010	$7.55
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	20,010	$7.97
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	25,650	$(0.47)
April 2011 — June 2011
Basis swap contracts	25,935	$(0.47)
July 2011 — September 2011
Basis swap contracts	26,220	$(0.47)
October 2011 — December 2011
Basis swap contracts	26,220	$(0.47)
January 2012 — March 2012
Basis swap contracts	20,020	$(0.54)
April 2012 — June 2012
Basis swap contracts	20,020	$(0.54)
July 2012 — September 2012
Basis swap contracts	20,240	$(0.54)
October 2012 — December 2012
Basis swap contracts	20,240	$(0.54)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu and excludes a total notional of 3,680 MMcf from 2009 contracts for the Lehman Brothers’ basis swap contract.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Crude Oil

	Notional	Weighted Avg.
Period and Type of Contract	(in MBbls)	Fixed Price

July 2009 — September 2009
Price swap contracts	46	$126.61
October 2009 — December 2009
Price swap contracts	46	$126.51

11.	Income Taxes

In accordance with GAAP, the Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing income taxes on a current year-to-date basis.

The provisions (benefits) for income taxes consisted of the following components for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Current:
Federal	$(50)	$—	$(2,220)	$—
State	(315)	945	682	1,024

	(365)	945	(1,538)	1,024

Deferred:
Federal	—	(10,749)	4	(41,236)
State	—	(1,043)	—	(1,173)

	—	(11,792)	4	(42,409)

Total benefits	$(365)	$(10,847)	$(1,534)	$(41,385)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Deferred tax assets are reduced by a valuation allowance if a determination is made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. For the year ended December 31, 2008, the Company determined it was appropriate to record a full valuation allowance against its net deferred tax asset. For the six-month period ended June 30, 2009, the Company recorded a $438.5 million increase to the previously established valuation allowance. The increase is primarily a result of not recording a tax benefit for the current period loss before income taxes of $1,247.6 million.

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

No reserves for uncertain income tax positions have been recorded pursuant to FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Tax

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

years 1994 to present remain open for the majority of taxing authorities due to net operating loss utilization. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company does not have an accrued liability for interest and penalties at June 30, 2009.

For the three-month period ended June 30, 2009 and 2008, income tax payments, net of refunds, were approximately $3.6 million and $1.7 million, respectively. For the six-month period ended June 30, 2009 and 2008, income tax payments, net of refunds, were approximately $3.0 million and $1.9 million, respectively.

12.	Earnings (Loss) Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during the period, but also include the dilutive effect of awards of restricted stock and outstanding convertible preferred stock. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share, for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average basic common shares outstanding	174,154	155,204	168,767	148,124
Effect of dilutive securities:
Restricted stock	—	—	—	—
Convertible preferred stock outstanding	—	—	—	—

Weighted average diluted common and potential common shares outstanding	174,154	155,204	168,767	148,124

For the three-month periods ended June 30, 2009 and 2008, restricted stock awards covering 2.4 million shares and 1.3 million shares, respectively, were excluded from the computation of net loss per share because their effect would have been antidilutive. For the six-month periods ended June 30, 2009 and 2008, restricted stock awards covering 2.5 million shares and 1.3 million shares, respectively, were excluded from the computation of net loss per share because their effect would have been antidilutive.

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding 8.5% convertible perpetual preferred stock for the three and six-month periods ended June 30, 2009 and with respect to its then outstanding redeemable convertible preferred stock for the three and six-month periods ended June 30, 2008. Under this method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available to common stockholders. The Company determined the if-converted method is not more dilutive for the three and six-month periods ended June 30, 2009 and 2008.

13.	Commitments and Contingencies

The Company is a defendant in lawsuits from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on the financial condition, results of operations or cash flows of the Company.

14.	Redeemable Convertible Preferred Stock

In November 2006, the Company sold 2,136,667 shares of redeemable convertible preferred stock to finance a portion of its acquisition of NEG Oil & Gas, LLC. Each holder of redeemable convertible preferred stock was entitled to quarterly cash dividends at the annual rate of 7.75% of the accreted value, or $210 per share, of their

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

redeemable convertible preferred stock. Each share of redeemable convertible preferred stock was initially convertible into ten shares, and ultimately convertible into 10.2 shares, of common stock at the option of the holder. A summary of dividends declared and paid on the redeemable convertible preferred stock is as follows (in thousands, except per share data):

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

Approximately $0.5 million and $8.6 million in paid and unpaid dividends on the redeemable convertible preferred stock has been included in the Company’s earnings per share calculations for the three-month period and six-month period ended June 30, 2008, respectively, as presented in the condensed consolidated statements of operations.

15.	Equity

Preferred Stock.  The following table presents information regarding the Company’s preferred stock (in thousands):

	June 30,	December 31,
	2009	2008

Shares authorized	50,000	50,000
Shares outstanding at end of period	2,650	—

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

In January 2009, the Company completed a private placement of 2,650,000 shares of 8.5% convertible perpetual preferred stock to qualified institutional investors eligible under Rule 144A under the Securities Act. The offering included 400,000 shares of convertible perpetual preferred stock issued upon the full exercise of the initial purchaser’s option to cover over-allotments. Net proceeds from the offering were approximately $243.3 million after deducting offering expenses of approximately $8.6 million. The Company used the net proceeds from the offering to repay outstanding borrowings under the senior credit facility and for general corporate purposes.

Each share of 8.5% convertible perpetual preferred stock has a liquidation preference of $100 and is convertible at the holder’s option at any time initially into approximately 12.4805 shares of the Company’s common stock, subject to adjustments upon the occurrence of certain events. Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $8.50 per share to be paid semi-annually in cash, common stock or a combination thereof at the Company’s election, with the first dividend payment due in February 2010. The convertible perpetual preferred stock is not redeemable by the Company at any time. After February 20, 2014, the Company may cause all outstanding shares of the convertible perpetual preferred stock to automatically convert into common stock at the then-prevailing conversion rate if certain conditions are met.

Common Stock.  The following table presents information regarding the Company’s common stock (in thousands):

	June 30,	December 31,
	2009	2008

Shares authorized	400,000	400,000
Shares outstanding at end of period	181,856	166,046
Shares held in treasury	1,398	1,326

During March 2008, the Company issued 3,465,593 shares of common stock upon the conversion of 339,823 shares of its redeemable convertible preferred stock. In May 2008, the Company converted the remaining 1,844,464 outstanding shares of its redeemable convertible preferred stock into 18,810,260 shares of its common stock as permitted under the terms of the redeemable convertible preferred stock. See additional discussion in Note 14.

In April 2009, the Company completed a registered underwritten offering of 14,480,000 shares of its common stock, including 2,280,000 shares of common stock acquired by the underwriters from the Company to cover over-allotments. Net proceeds to the Company from the offering were approximately $107.7 million, after deducting offering expenses of approximately $2.3 million, and were used to repay a portion of the amount outstanding under the senior credit facility and for general corporate purposes.

Treasury Stock.  The Company makes required tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. As a result of such transactions, the Company withheld approximately 71,000 shares having a total value of $0.5 million and approximately 52,000 shares having a total value of $1.9 million during the six-month periods ended June 30, 2009 and 2008, respectively. These shares were accounted for as treasury stock.

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

Equity Compensation.  The Company awards restricted common stock under incentive compensation plans, and such awards vest over specified periods of time, subject to certain conditions. Awards issued prior to 2006 had vesting periods of one, four or seven years. All awards issued during and after 2006 have four year vesting periods.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Shares of restricted common stock are subject to restriction on transfer. Unvested restricted stock awards are included in the Company’s outstanding shares of common stock.

For the three-month and six-month periods ended June 30, 2009, the Company recognized stock-based compensation expense of $5.2 million and $10.4 million, net of $0.8 million and $2.0 million capitalized, respectively, related to restricted common stock. For the three-month and six-month periods ended June 30, 2008, the Company recognized stock-based compensation expense of $4.1 million and $7.3 million, respectively, related to restricted common stock. There was no stock-based compensation capitalized in 2008. Stock-based compensation expense is reflected in general and administrative expenses in the condensed consolidated statements of operations.

Effective June 5, 2009, the Company adopted the SandRidge Energy, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”). Under the terms of the 2009 Incentive Plan, the Company may grant stock options, stock appreciation rights, shares of restricted stock, restricted stock units and other forms of awards based on the value (or increase in the value) of shares of the common stock of the Company for up to 12,000,000 shares of common stock. The 2009 Incentive Plan also permits cash incentive awards. Consistent with the prior plan, the Company intends for shares of restricted stock to be the primary form of awards granted under the 2009 Incentive Plan.

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

The Company has transactions with certain stockholders and other related parties in the ordinary course of business. These transactions primarily consist of purchases of drilling equipment and sales of oil field service supplies. Following is a summary of significant transactions with such related parties for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales to and reimbursements from related parties	$974	$27,070	$4,406	$52,426

Purchases of services from related parties	$5,464	$19,171	$14,406	$39,061

The Company leases office space in Oklahoma City from a member of its Board of Directors. The Company believes that the payments made under this lease are at fair market rates. Rent expense related to the lease totaled $0.2 million and $0.3 million for the three-month periods ended June 30, 2009 and 2008, respectively. For the six-month periods ended June 30, 2009 and 2008, rent expense under this lease was $0.5 million and $0.7 million, respectively. The lease expires in August 2009.

Larclay, L.P.  Until April 15, 2009, Lariat and its partner Clayton Williams Energy, Inc. (“CWEI”) each owned a 50% interest in Larclay L.P. (“Larclay”), a limited partnership, and, until such time, Lariat operated the rigs owned by the partnership. On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay pursuant to the terms of an Assignment and Assumption Agreement (the “Larclay Assignment”) entered into between Lariat and CWEI on March 13, 2009. Pursuant to the Larclay Assignment, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay from and after April 15, 2009. The Company fully impaired

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

both the investment in and notes receivable due from Larclay at December 31, 2008. There were no additional losses on Larclay during the three or six-month period ended June 30, 2009 or as a result of the Larclay Assignment.

The following table summarizes the Company’s other transactions with Larclay for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales to and reimbursements from Larclay	$214	$12,035	$2,962	$22,973

Purchases of services from Larclay	$—	$13,288	$1,762	$23,958

	June 30,	December 31,
	2009	2008

Accounts receivable from Larclay	$5	$6,060
Accounts payable to Larclay	$—	$152

17.	Subsequent Events

Events occurring after June 30, 2009 were evaluated as of August 6, 2009, the date this Quarterly Report was issued, in compliance with SFAS No. 165 to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included. No such events were noted.

18.	Business Segment Information

The Company has three business segments: exploration and production, drilling and oil field services and midstream gas services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the acquisition, development and production of natural gas and crude oil properties. The drilling and oil field services segment is engaged in the land contract drilling of natural gas and crude oil wells. The midstream gas services segment is engaged in the purchasing, gathering, processing, treating and selling of natural gas. The all other column in the tables below includes items not related to the Company’s reportable segments including the Company’s CO2 gathering and sales operations and corporate operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses and depreciation, depletion and amortization. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and	Drilling and Oil	Midstream Gas		Consolidated
	Production	Field Services	Services	All Other	Total

Three Months Ended June 30, 2009
Revenues	$103,727	$55,975	$71,838	$6,511	$238,051
Inter-segment revenue	(64)	(50,877)	(52,742)	(269)	(103,952)

Total revenues	$103,663	$5,098	$19,096	$6,242	$134,099

Operating loss	$(5,248)	$(2,801)	$(28,030)	$(13,908)	$(49,987)
Interest expense, net	(41,387)	(558)	—	(286)	(42,231)
Other income, net	483	—	200	—	683

Loss before income taxes	$(46,152)	$(3,359)	$(27,830)	$(14,194)	$(91,535)

Capital expenditures(2)	$121,347	$188	$17,340	$8,813	$147,688

Depreciation, depletion and amortization	$35,025	$6,909	$2,115	$4,335	$48,384

Three Months Ended June 30, 2008
Revenues	$293,472	$108,720	$219,819	$5,653	$627,664
Inter-segment revenue	(44)	(96,856)	(151,523)	(1,191)	(249,614)

Total revenues	$293,428	$11,864	$68,296	$4,462	$378,050

Operating (loss) income	$(6,545)	$4,644	$6,553	$(16,447)	$(11,795)
Interest expense, net	(19,823)	(770)	—	(297)	(20,890)
Other income (expense), net	848	(109)	664	108	1,511

(Loss) income before income taxes	$(25,520)	$3,765	$7,217	$(16,636)	$(31,174)

Capital expenditures(2)	$459,135	$17,870	$38,203	$7,993	$523,201

Depreciation, depletion and amortization	$72,998	$9,344	$3,359	$2,335	$88,036

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Exploration and	Drilling and Oil	Midstream Gas		Consolidated
	Production	Field Services	Services	All Other	Total

Six Months Ended June 30, 2009
Revenues	$225,660	$149,789	$166,205	$12,407	$554,061
Inter-segment revenue	(130)	(138,380)	(121,695)	(744)	(260,949)

Total revenues	$225,530	$11,409	$44,510	$11,663	$293,112

Operating loss(1)	$(1,101,110)	$(5,556)	$(27,820)	$(31,781)	$(1,166,267)
Interest expense, net	(81,205)	(1,191)	—	(572)	(82,968)
Other income, net	1,243	—	434	—	1,677

Loss before income taxes	$(1,181,072)	$(6,747)	$(27,386)	$(32,353)	$(1,247,558)

Capital expenditures(2)	$383,231	$2,201	$41,288	$17,764	$444,484

Depreciation, depletion and amortization	$95,785	$14,195	$3,957	$7,266	$121,203

At June 30, 2009
Total assets	$1,894,446	$246,173	$109,640	$114,057	$2,364,316

Six Months Ended June 30, 2008
Revenues	$500,438	$188,558	$368,054	$11,507	$1,068,557
Inter-segment revenue	(88)	(164,372)	(254,671)	(2,290)	(421,421)

Total revenues	$500,350	$24,186	$113,383	$9,217	$647,136

Operating (loss) income	$(53,934)	$2,496	$6,585	$(29,753)	$(74,606)
Interest expense, net	(43,235)	(1,412)	—	(603)	(45,250)
Other income, net	780	109	1,306	159	2,354

(Loss) income before income taxes	$(96,389)	$1,193	$7,891	$(30,197)	$(117,502)

Capital expenditures(2)	$813,900	$35,791	$69,429	$15,181	$934,301

Depreciation, depletion and amortization	$138,588	$21,692	$6,133	$4,664	$171,077

At December 31, 2008
Total assets	$2,986,070	$275,164	$284,281	$109,543	$3,655,058

(1)	The operating loss for the exploration and production segment for the six-month period ended June 30, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on the Company’s natural gas and crude oil properties.

(2)	Capital expenditures are presented on an accrual basis.

19.	Condensed Consolidating Financial Information

The Company is providing condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. Subsidiary guarantors are wholly owned and have, jointly and severally, unconditionally guaranteed on an unsecured basis the Company’s 8.625% Senior Notes and Senior Floating Rate Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; and (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves guarantors.

The Company has not presented separate financial and narrative information for each of the subsidiary guarantors because it believes that such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the guarantees.

Effective May 1, 2009, SandRidge Energy, Inc., the parent, contributed all of its rights, title and interest in its natural gas and crude oil related assets and accompanying liabilities to one of its wholly owned subsidiaries, leaving it with no natural gas or crude oil related assets or operations.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Condensed Consolidating Balance Sheets

	June 30, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$162	$459	$—	$621
Accounts and notes receivable, net	58,417	364,633	(349,724)	73,326
Derivative contracts	—	207,342	—	207,342
Other current assets	—	40,169	—	40,169

Total current assets	58,579	612,603	(349,724)	321,458
Property, plant and equipment, net	—	1,920,902	—	1,920,902
Investment in subsidiaries	2,249,681	—	(2,249,681)	—
Other assets	44,548	128,792	(51,384)	121,956

Total assets	$2,352,808	$2,662,297	$(2,650,789)	$2,364,316

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$320,147	$215,205	$(349,724)	$185,628
Other current liabilities	6,238	15,508	—	21,746

Total current liabilities	326,385	230,713	(349,724)	207,374
Long-term debt	2,118,243	79,756	(51,384)	2,146,615
Asset retirement obligation	—	89,421	—	89,421
Other liabilities	—	12,700	—	12,700

Total liabilities	2,444,628	412,590	(401,108)	2,456,110

(Deficit) equity	(91,820)	2,249,707	(2,249,681)	(91,794)

Total liabilities and equity	$2,352,808	$2,662,297	$(2,650,789)	$2,364,316

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	December 31, 2008
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18	$618	$—	$636
Accounts and notes receivable, net	863,129	66,463	(820,519)	109,073
Derivative contracts	201,111	—	—	201,111
Other current assets	3,194	41,899	—	45,093

Total current assets	1,067,452	108,980	(820,519)	355,913
Property, plant and equipment, net	1,106,623	2,068,936	—	3,175,559
Investment in subsidiaries	1,002,336	—	(1,002,336)	—
Other assets	135,161	39,809	(51,384)	123,586

Total assets	$3,311,572	$2,217,725	$(1,874,239)	$3,655,058

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$163,068	$1,024,018	$(820,519)	$366,567
Other current liabilities	5,106	30,951	—	36,057

Total current liabilities	168,174	1,054,969	(820,519)	402,624
Long-term debt	2,323,458	86,710	(51,384)	2,358,784
Asset retirement obligation	12,759	71,738	—	84,497
Other liabilities	13,660	1,942	—	15,602

Total liabilities	2,518,051	1,215,359	(871,903)	2,861,507

Equity	793,521	1,002,366	(1,002,336)	793,551

Total liabilities and equity	$3,311,572	$2,217,725	$(1,874,239)	$3,655,058

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Condensed Consolidating Statements of Operations

	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Three Months Ended June 30, 2009
Revenues	$9,588	$124,558	$(47)	$134,099
Expenses:
Direct operating expenses	5,561	87,564	(47)	93,078
General and administrative	5,152	18,480	—	23,632
Depreciation, depletion, amortization and impairment	4,689	43,695	—	48,384
(Gain) loss on derivative contracts	(30,704)	49,696	—	18,992

Total expenses	(15,302)	199,435	(47)	184,086

Income (loss) from operations	24,890	(74,877)	—	(49,987)
Equity earnings from subsidiaries	(75,008)	—	75,008	—
Interest expense, net	(41,421)	(810)	—	(42,231)
Other income, net	—	683	—	683

Loss before income tax benefit	(91,539)	(75,004)	75,008	(91,535)
Income tax benefit	(365)	—	—	(365)

Net loss	(91,174)	(75,004)	75,008	(91,170)
Less: net income attributable to noncontrolling interest	—	4	—	4

Net loss attributable to SandRidge Energy, Inc.	$(91,174)	$(75,008)	$75,008	$(91,174)

Three Months Ended June 30, 2008
Revenues	$104,294	$275,013	$(1,257)	$378,050
Expenses:
Direct operating expenses	20,010	97,085	(1,257)	115,838
General and administrative	10,130	16,073	—	26,203
Depreciation, depletion, and amortization	29,007	59,029	—	88,036
Loss on derivative contracts	159,768	—	—	159,768

Total expenses	218,915	172,187	(1,257)	389,845

(Loss) income from operations	(114,621)	102,826	—	(11,795)
Equity earnings from subsidiaries	103,440	—	(103,440)	—
Interest expense, net	(20,002)	(888)	—	(20,890)
Other (expense) income, net	(7)	1,518	—	1,511

(Loss) income before income tax benefit	(31,190)	103,456	(103,440)	(31,174)
Income tax benefit	(10,847)	—	—	(10,847)

Net (loss) income	(20,343)	103,456	(103,440)	(20,327)
Less: net income attributable to noncontrolling interest	—	16	—	16

Net (loss) income attributable to SandRidge Energy, Inc.	$(20,343)	$103,440	$(103,440)	$(20,343)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Six Months Ended June 30, 2009
Revenues	$58,271	$236,946	$(2,105)	$293,112
Expenses:
Direct operating expenses	27,737	143,664	(2,105)	169,296
General and administrative	15,515	36,602	—	52,117
Depreciation, depletion, amortization and impairment	627,478	798,143	—	1,425,621
(Gain) loss on derivative contracts	(237,351)	49,696	—	(187,655)

Total expenses	433,379	1,028,105	(2,105)	1,459,379

Loss from operations	(375,108)	(791,159)	—	(1,166,267)
Equity earnings from subsidiaries	(791,369)	—	791,369	—
Interest expense, net	(81,190)	(1,778)	—	(82,968)
Other income, net	102	1,575	—	1,677

Loss before income tax benefit	(1,247,565)	(791,362)	791,369	(1,247,558)
Income tax benefit	(1,534)	—	—	(1,534)

Net loss	(1,246,031)	(791,362)	791,369	(1,246,024)
Less: net income attributable to noncontrolling interest	—	7	—	7

Net loss attributable to SandRidge Energy, Inc.	$(1,246,031)	$(791,369)	$791,369	$(1,246,031)

Six Months Ended June 30, 2008
Revenues	$168,610	$480,893	$(2,367)	$647,136
Expenses:
Direct operating expenses	35,523	173,700	(2,367)	206,856
General and administrative	17,300	29,897	—	47,197
Depreciation, depletion, and amortization	51,936	119,141	—	171,077
Loss on derivative contracts	296,612	—	—	296,612

Total expenses	401,371	322,738	(2,367)	721,742

(Loss) income from operations	(232,761)	158,155	—	(74,606)
Equity earnings from subsidiaries	158,081	—	(158,081)	—
Interest expense, net	(43,610)	(1,640)	—	(45,250)
Other (expense) income, net	(63)	2,417	—	2,354

(Loss) income before income tax benefit	(118,353)	158,932	(158,081)	(117,502)
Income tax benefit	(41,385)	—	—	(41,385)

Net (loss) income	(76,968)	158,932	(158,081)	(76,117)
Less: net income attributable to noncontrolling interest	—	851	—	851

Net (loss) income attributable to SandRidge Energy, Inc.	$(76,968)	$158,081	$(158,081)	$(76,968)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Six Months Ended June 30, 2009
Net cash provided by operating activities	$104,718	$37,264	$—	$141,982
Net cash used in investing activities	(240,992)	(29,306)	—	(270,298)
Net cash provided by (used in) financing activities	136,418	(8,117)	—	128,301

Net increase (decrease) in cash and cash equivalents	144	(159)	—	(15)
Cash and cash equivalents at beginning of period	18	618	—	636

Cash and cash equivalents at end of period	$162	$459	$—	$621

Six Months Ended June 30, 2008
Net cash (used in) provided by operating activities	$(133,603)	$430,437	$—	$296,834
Net cash used in investing activities	(384,314)	(401,577)	—	(785,891)
Net cash provided by (used in) financing activities	730,540	(28,730)	—	701,810

Net increase in cash and cash equivalents	212,623	130	—	212,753
Cash and cash equivalents at beginning of period	62,967	168	—	63,135

Cash and cash equivalents at end of period	$275,590	$298	$—	$275,888

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in our 2008 Form 10-K.

The financial information with respect to the three and six-month periods ended June 30, 2009 and June 30, 2008 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview of Our Company

We currently generate the majority of our consolidated revenues, earnings and cash flow from the production and sale of natural gas and crude oil. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and crude oil and on our ability to find and economically develop and produce natural gas and crude oil reserves. Prices for natural gas and crude oil fluctuate widely. In order to reduce our exposure to these fluctuations, we enter into derivative commodity contracts for a portion of our anticipated future natural gas and crude oil production. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital expenditure programs.

We operate businesses that are complementary to our exploration, development and production activities. We own related gas gathering and treating facilities, a gas marketing business and an oil field services business. The extent to which each of these supplemental businesses contributes to our consolidated results of operations largely is determined by the amount of work each performs for third parties. Revenues and costs related to work performed by these businesses for our own account are eliminated in consolidation and, therefore, do not contribute to our consolidated results of operations.

Segment Overview

We operate in three business segments: exploration and production, drilling and oil field services and midstream gas services. The all other column in the tables below includes items not related to our reportable segments including our CO2 gathering and sales operations and corporate operations. Management evaluates the performance of our business segments based on operating income, which is defined as segment operating revenue less operating expenses and depreciation, depletion and amortization. Results of these measures provide important information to us about the activity and profitability of our lines of business. Set forth in the table below is financial information regarding each of our business segments (in thousands).

	Exploration and	Drilling and Oil	Midstream Gas		Consolidated
	Production	Field Services	Services	All Other	Total

Three Months Ended June 30, 2009
Revenues	$103,727	$55,975	$71,838	$6,511	$238,051
Inter-segment revenue	(64)	(50,877)	(52,742)	(269)	(103,952)

Total revenues	$103,663	$5,098	$19,096	$6,242	$134,099

Operating loss	$(5,248)	$(2,801)	$(28,030)	$(13,908)	$(49,987)
Interest expense, net	(41,387)	(558)	—	(286)	(42,231)
Other income, net	483	—	200	—	683

Loss before income taxes	$(46,152)	$(3,359)	$(27,830)	$(14,194)	$(91,535)

Three Months Ended June 30, 2008
Revenues	$293,472	$108,720	$219,819	$5,653	$627,664
Inter-segment revenue	(44)	(96,856)	(151,523)	(1,191)	(249,614)

Total revenues	$293,428	$11,864	$68,296	$4,462	$378,050

Operating (loss) income	$(6,545)	$4,644	$6,553	$(16,447)	$(11,795)
Interest expense, net	(19,823)	(770)	—	(297)	(20,890)
Other income (expense), net	848	(109)	664	108	1,511

(Loss) income before income taxes	$(25,520)	$3,765	$7,217	$(16,636)	$(31,174)

	Exploration and	Drilling and Oil	Midstream Gas		Consolidated
	Production	Field Services	Services	All Other	Total

Six Months Ended June 30, 2009
Revenues	$225,660	$149,789	$166,205	$12,407	$554,061
Inter-segment revenue	(130)	(138,380)	(121,695)	(744)	(260,949)

Total revenues	$225,530	$11,409	$44,510	$11,663	$293,112

Operating loss(1)	$(1,101,110)	$(5,556)	$(27,820)	$(31,781)	$(1,166,267)
Interest expense, net	(81,205)	(1,191)	—	(572)	(82,968)
Other income, net	1,243	—	434	—	1,677

Loss before income taxes	$(1,181,072)	$(6,747)	$(27,386)	$(32,353)	$(1,247,558)

Six Months Ended June 30, 2008
Revenues	$500,438	$188,558	$368,054	$11,507	$1,068,557
Inter-segment revenue	(88)	(164,372)	(254,671)	(2,290)	(421,421)

Total revenues	$500,350	$24,186	$113,383	$9,217	$647,136

Operating (loss) income	$(53,934)	$2,496	$6,585	$(29,753)	$(74,606)
Interest expense, net	(43,235)	(1,412)	—	(603)	(45,250)
Other income, net	780	109	1,306	159	2,354

(Loss) income before income taxes	$(96,389)	$1,193	$7,891	$(30,197)	$(117,502)

(1)	The operating loss for the exploration and production segment for the six-month period ended June 30, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on our natural gas and crude oil properties.

Exploration and Production Segment

The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our natural gas and crude oil production, the quantity of natural gas and crude oil we produce and changes in the fair value of commodity derivative contracts we use to reduce the volatility of the prices we receive for our natural gas and crude oil production. A three and six-month comparison of production and prices is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Production data:
Natural gas (Mmcf)	22,255	21,715	46,687	40,888
Crude oil (MBbls)	722	620	1,440	1,231
Combined equivalent volumes (Mmcfe)	26,587	25,435	55,327	48,274
Average daily combined equivalent volumes (Mmcfe/d)	292	280	306	265
Average prices — as reported(1):
Natural gas (per Mcf)	$2.95	$10.22	$3.41	$9.11

Crude oil (per Bbl)(2)	$51.79	$113.12	$45.13	$101.55
Combined equivalent (per Mcfe)	$3.88	$11.49	$4.05	$10.31
Average prices — including impact of derivative contract settlements:
Natural gas (per Mcf)	$7.07	$7.93	$7.40	$8.11
Crude oil (per Bbl)(2)	$56.01	$99.97	$49.85	$93.74
Combined equivalent (per Mcfe)	$7.44	$9.21	$7.54	$9.26

(1)	Prices represent actual average prices for the periods presented and do not give effect to derivative transactions.

(2)	Includes natural gas liquids.

Exploration and Production Segment — Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Exploration and production segment revenues decreased 64.7% to $103.7 million in the three months ended June 30, 2009 from $293.4 million in the three months ended June 30, 2008, as a result of a 66.2% decrease in the combined average price we received for our natural gas and crude oil production. In the three-month period ended June 30, 2009, we increased natural gas production by 0.5 Bcf to 22.2 Bcf and increased crude oil production by 102 MBbls to 722 MBbls from the comparable period in 2008. The total combined 1.2 Bcfe increase in production was primarily due to an increase in the number of producing wells in which we owned interests as a result of our successful drilling program in the Mid-Continent and West Texas area.

The average price we received for our natural gas production for the three-month period ended June 30, 2009 decreased 71.1%, or $7.27 per Mcf, to $2.95 per Mcf from $10.22 per Mcf in the comparable period in 2008. The average price received for our crude oil production decreased 54.2%, or $61.33 per barrel, to $51.79 per barrel during the three months ended June 30, 2009 from $113.12 per barrel during the same period in 2008. Including the impact of derivative contract settlements, the effective price received for natural gas for the three-month period ended June 30, 2009 was $7.07 per Mcf compared to $7.93 per Mcf during the same period in 2008. Including the impact of derivative contract settlements, the effective price received for crude oil for the three-month period ended June 30, 2009 was $56.01 per Bbl compared to $99.97 per Bbl during the same period in 2008. During 2008 and continuing into 2009, we entered into derivative contracts to mitigate the impact of commodity price fluctuations on our production through 2012. Due to the long-term nature of our investment in the development of the WTO, we enter into natural gas and crude oil swaps and natural gas basis swaps for a portion of our production in order to stabilize future cash inflows for planning purposes. Our derivative contracts are not designated as hedges and, as a result, gains or losses on commodity derivative contracts are recorded as a component of operating expense. Internally, management views the settlement of such derivative contracts as adjustments to the price received for natural gas and crude oil production to determine “effective prices.”

For the three months ended June 30, 2009, we had a $5.2 million operating loss in our exploration and production segment compared to a loss of $6.5 million for the same period in 2008. The operating loss for the three months ended June 30, 2009 is attributable to a $189.7 million decrease in exploration and production revenues, partially offset by a $140.8 million decrease in the net loss on our commodity derivative positions, a $38.0 million decrease in depreciation, depletion and amortization and a $12.9 million decrease in production taxes.

During the three-month period ended June 30, 2009, the exploration and production segment reported a $19.0 million net loss on our commodity derivative positions ($113.7 million unrealized loss and $94.7 million realized gains) compared to a $159.8 million net loss on our commodity derivative positions ($101.8 million unrealized loss and $58.0 million realized losses) in the comparable period in 2008. Unrealized gains or losses on derivative contracts represent the change in fair value of open derivative contracts during the period. The unrealized loss on natural gas and crude oil derivative contracts recorded during the three months ended June 30, 2009 was attributable to an increase in average natural gas and crude oil prices at June 30, 2009 compared to the average natural gas and crude oil prices at March 31, 2009 or the contract price for contracts entered into during the second quarter of 2009.

Exploration and Production Segment — Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Exploration and production segment revenues decreased 54.9% to $225.5 million in the six months ended June 30, 2009 from $500.4 million in the six months ended June 30, 2008, as a result of a 60.7% decrease in the combined average price we received for our natural gas and crude oil production. The decrease in prices received was slightly offset by a 14.6% increase in combined production volumes. In the six-month period ended June 30, 2009, we increased natural gas production by 5.8 Bcf to 46.7 Bcf and increased crude oil production by 209 MBbls to 1,440 MBbls from the comparable period in 2008. The total combined 7.1 Bcfe increase in production was primarily due to an increase in the number of producing wells in which we owned interests as a result of the successful drilling programs in the WTO and the Mid-Continent.

The average price we received for our natural gas production for the six-month period ended June 30, 2009 decreased 62.6%, or $5.70 per Mcf, to $3.41 per Mcf from $9.11 per Mcf in the comparable period in 2008. The average price received for our crude oil production decreased 55.6%, or $56.42 per barrel, to $45.13 per barrel during the six months ended June 30, 2009 from $101.55 per barrel during the same period in 2008. Including the impact of derivative contract settlements, the effective price received for natural gas for the six-month period ended June 30, 2009 was $7.40 per Mcf compared to $8.11 per Mcf during the same period in 2008. Including the impact of derivative contract settlements, the effective price received for crude oil for the six-month period ended June 30, 2009 was $49.85 per Bbl compared to $93.74 per Bbl during the same period in 2008.

For the six months ended June 30, 2009, we had a $1,101.1 million operating loss in our exploration and production segment compared to a loss of $53.9 million for the same period in 2008. The operating loss for the six months ended June 30, 2009 is attributable to a $274.8 million decrease in exploration and production revenues and a first quarter $1,304.4 million full cost ceiling impairment, partially offset by a $187.7 million net gain on our commodity derivative contracts, of which $5.5 million was an unrealized loss, a $42.8 million decrease in depreciation, depletion and amortization and a $20.7 million decrease in production taxes. The full cost ceiling impairment was the result of the decline of the future value of our reserves due to depressed natural gas and crude oil prices at March 31, 2009. No additional full cost ceiling impairment was recognized at June 30, 2009.

During the six-month period ended June 30, 2009, the exploration and production segment reported a $187.7 million net gain on our commodity derivative positions ($5.5 million unrealized loss and $193.2 million realized gains) compared to a $296.6 million net loss on our commodity derivative positions ($245.9 million unrealized loss and $50.7 million realized losses) in the same period in 2008. The unrealized loss on natural gas and crude oil derivative contracts recorded during the six months ended June 30, 2009 was attributable to an increase in average natural gas and crude oil prices at June 30, 2009 compared to the average natural gas and crude oil prices at

December 31, 2008 or the contract price for contracts entered into during 2009. The realized gain of $193.2 million for the six months ended June 30, 2009 was primarily due to a decline in natural gas prices at the time of settlement compared to the contract price.

Drilling and Oil Field Services Segment

The financial results of our drilling and oil field services segment depend on many factors, particularly the demand for and the price we can charge for our services. In addition to providing drilling services, our oil field services business also conducts operations that complement our drilling services such as providing pulling units, trucking, rental tools, location and road construction and roustabout services. On a consolidated basis, drilling and oil field service revenues earned and expenses incurred in performing services for third parties, including third party working interests in wells we operate, are included in drilling and services revenue and expense while drilling and oil field service revenues earned and expenses incurred in performing services for our own account are eliminated in consolidation.

As of June 30, 2009, we owned 31 drilling rigs, of which 23 were idle, through Lariat. As Lariat’s rigs are primarily to drill for our account, there is not a significant impact to our consolidated results of operations in having this number of rigs idle. The table below presents information concerning rigs owned by Lariat:

	June 30,
	2009	2008

Rigs working for SandRidge	6	27
Rigs working for third parties	—	2
Idle rigs(1)	23	2

Total operational	29	31
Non-operational rigs	2	1

Total rigs owned	31	32

(1)	Includes two rigs receiving stand-by rates from third parties at June 30, 2009.

In addition to the rigs we owned during the quarter ended June 30, 2009, we also indirectly owned eleven operational rigs through our investment in Larclay. Although our ownership in Larclay afforded us access to Larclay’s operational rigs, we did not control Larclay, and, therefore, did not consolidate the results of its operations with ours. Only the activities of our wholly owned drilling and oil field services subsidiaries are included in the financial results of our drilling and oil field services segment. On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay. Pursuant to the Larclay Assignment, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective as of April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay from and after April 15, 2009. We fully impaired our investment in and notes receivable due from Larclay at December 31, 2008. There were no additional losses on Larclay during the three or six-month periods ended June 30, 2009 or as a result of the Larclay Assignment.

Drilling and Oil Field Services Segment — Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Drilling and oil field services segment revenues decreased to $5.1 million in the three-month period ended June 30, 2009 from $11.9 million in the three-month period ended June 30, 2008. This resulted in an operating loss of $2.8 million in the three-month period ended June 30, 2009 compared to operating income of $4.6 million for the same period in 2008. The decline in revenues and operating income was primarily attributable to a decrease in the number of our rigs operating and services performed for third parties as well as lower operating margins. All six of our rigs working at June 30, 2009, were working for our account, compared to 27 of our 29 working rigs working for our account at June 30, 2008. Additionally, the average daily rate received per rig working for third parties declined to an average of $9,000 per rig per working day during the three-month period ended June 30, 2009 from an average of $13,932 per rig per working day during the comparable period in 2008. We received reduced, or stand-by, rates on two of our rigs during the three-month period ended June 30, 2009.

Drilling and Oil Field Services Segment — Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Drilling and oil field services segment revenues decreased to $11.4 million in the six-month period ended June 30, 2009 from $24.2 million in the six-month period ended June 30, 2008. This resulted in an operating loss of $5.6 million in the three-month period ended June 30, 2009 compared to operating income of $2.5 million in the same period in 2008. The decline in revenues and operating income was primarily attributable to the decrease in the number of our rigs operating and services performed for third parties as well as lower operating margins. During the six-month period ended June 30, 2009, approximately 92.4%, or $138.4 million, of our drilling and oil field service revenues were generated by work performed on our own account and eliminated in consolidation compared to approximately 87.2%, or $164.4 million, for the same period in 2008. The average daily rate received per rig working for third parties declined to an average of $10,264 per rig per working day during the six-month period ended June 30, 2009 from an average of $14,000 per rig per working day during the comparable period in 2008. During the six-month period ended June 30, 2008, one of our rigs working for a third-party was operated under a turnkey contract, while none of our rigs were operated under turnkey contracts during the six-month period ended June 30, 2009. Additionally, we received reduced, or stand-by, rates on two of our rigs during the six-month period ended June 30, 2009.

Midstream Gas Services Segment

Midstream gas services segment revenues consist mostly of gas marketing revenue, one of our largest revenue components; however, gas marketing is a very low-margin business. On a consolidated basis, midstream and marketing revenues represent natural gas sold on behalf of third parties and the fees we charge related to gathering, compressing and treating this gas. Gas marketing operating costs represent payments made to third parties for the proceeds from the sale of gas owned by such parties, net of any applicable margin and actual costs to gather, compress and treat the gas that we charge. The primary factors affecting midstream gas services are the quantity of natural gas we gather, treat and market and the prices we pay and receive for natural gas.

In June 2009, we completed the sale of our gathering and compression assets located in the Piñon Field of the WTO. Net proceeds from the sale were approximately $197.5 million, which resulted in a loss on the sale of $26.5 million. The sale of these assets is not expected to have a significant impact on our future consolidated results of operations. In conjunction with the sale, we entered into a gas gathering agreement and an operations and maintenance agreement. Under the gas gathering agreement, we have dedicated our Piñon Field acreage for priority gathering services for a period of twenty years and we will pay a fee for such services that was negotiated at arms’ length. Pursuant to the operations and maintenance agreement, we will operate and maintain the gathering system assets sold for a period of twenty years unless we or the buyer of the assets chooses to terminate the agreement.

Midstream Gas Services Segment — Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Midstream gas services segment revenues for the three months ended June 30, 2009 were $19.1 million compared to $68.3 million in the comparable period of 2008. The quarterly decrease in midstream gas services revenues was attributable to a 68.3% decrease in natural gas prices received in the three-month period ended June 30, 2009 compared to the same period in 2008. Operating costs decreased in proportion to revenues due to the decrease in natural gas prices paid in the three-month period ended June 30, 2009 compared to the same period in 2008. Profit margin for the three-month period ended June 30, 2009 was 6.1% compared to a profit margin of 6.8% for the same period in 2008. The net loss of $27.8 million for the three months ended June 30, 2009 was primarily attributable to the loss on the sale of our gathering and compression assets in the Piñon Field.

Midstream Gas Services Segment — Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Midstream gas services segment revenues for the six months ended June 30, 2009 were $44.5 million compared to $113.4 million in the comparable period of 2008. The decrease in midstream gas services revenues was attributable to a 60.8% decrease in natural gas prices received in the six-month period ended June 30, 2009 compared to the same period in 2008. Midstream operating costs decreased in proportion to revenue based on the decrease in natural gas prices paid in the six-month period ended June 30, 2009 compared to the same period in 2008. Profit margin for the six-month period ended June 30, 2009 was 8.3% compared to a profit margin of 9.3% for the same period in 2008. The net loss of $27.4 million for the six-month period ended June 30, 2009 compared to net income of $7.9 million for the same period in 2008 is primarily attributable to the loss on the sale of our gathering and compression assets in the Piñon Field in 2009.

Results of Operations — Consolidated

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues.  Total revenues decreased 64.5% to $134.1 million for the three months ended June 30, 2009 from $378.1 million in the same period in 2008. This decrease was primarily due to a $189.1 million decrease in natural gas and crude oil sales combined with decreases in midstream and marketing revenues. The table below presents a comparison of revenues for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(In thousands)

Revenues:
Natural gas and crude oil	$103,039	$292,134	$(189,095)	(64.7)%
Drilling and services	5,176	11,957	(6,781)	(56.7)%
Midstream and marketing	19,642	69,488	(49,846)	(71.7)%
Other	6,242	4,471	1,771	39.6%

Total revenues	$134,099	$378,050	$(243,951)	(64.5)%

Total natural gas and crude oil revenues decreased $189.1 million to $103.0 million for the three months ended June 30, 2009 compared to $292.1 million for the same period in 2008. The decrease was primarily attributable to a decrease in prices received for our natural gas and crude oil production. The average price received, excluding the impact of derivative contracts, for our natural gas and crude oil production decreased 66.2% in the 2009 period to $3.88 per Mcfe compared to $11.49 per Mcfe in 2008.

Drilling and services revenues decreased 56.7% to $5.2 million for the three months ended June 30, 2009 compared to $12.0 million in the same period in 2008. The decline in revenues was due to the decrease in rigs operating for and services provided to third parties combined with the decline in the average daily rate received per rig working for third parties.

Midstream and marketing revenues decreased $49.8 million, or 71.7%, with revenues of $19.6 million in the three-month period ended June 30, 2009 compared to $69.5 million in the three-month period ended June 30, 2008. The quarterly decrease in midstream gas services revenues was primarily attributable to the decrease in natural gas prices for third party volumes we marketed in the three-month period ended June 30, 2009 compared to the same period in 2008.

Other revenue increased to $6.2 million for the three months ended June 30, 2009 from $4.5 million for the same period in 2008 due to higher CO2 volumes sold to third parties for the three months ended June 30, 2009. Other revenue was generated primarily by our CO2 gathering and sales operations.

Operating Costs and Expenses.  Total operating costs and expenses decreased to $184.1 million for the three months ended June 30, 2009 compared to $389.8 million for the same period in 2008. The decrease was primarily due to decreases in production taxes, midstream and marketing, depreciation, depletion and amortization (“DD&A”) and loss on derivative contracts. The table below presents a comparison of operating costs and expenses for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(In thousands)

Operating costs and expenses:
Production	$41,450	$40,254	$1,196	3.0%
Production taxes	593	13,519	(12,926)	(95.6)%
Drilling and services	6,415	5,066	1,349	26.6%
Midstream and marketing	18,450	64,733	(46,283)	(71.5)%
Depreciation, depletion and amortization — natural gas and crude oil	34,350	72,256	(37,906)	(52.5)%
Depreciation, depletion and amortization — other	14,034	15,780	(1,746)	(11.1)%
General and administrative	23,632	26,203	(2,571)	(9.8)%
Loss on derivative contracts	18,992	159,768	(140,776)	(88.1)%
Loss (gain) on sale of assets	26,170	(7,734)	33,904	(438.4)%

Total operating costs and expenses	$184,086	$389,845	$(205,759)	(52.8)%

Production expenses include the costs associated with our exploration and production activities, including, but not limited to, lease operating expenses and treating costs. The increase in production expense is attributable to an increase in the number of wells in which we owned an interest during the quarter and increased production volumes for the quarter. In the three-month period ended June 30, 2009, we increased natural gas production by 0.5 Bcf to 22.2 Bcf and increased crude oil production by 102 MBbls to 722 MBbls from the comparable period in 2008. Production taxes decreased $12.9 million, or 95.6%, to $0.6 million primarily due to severance tax refunds received in 2009 and the decreased prices received for production during the three months ended June 30, 2009.

Drilling and services expenses, which includes operating expenses attributable to the drilling and oil field services segment and our CO2 services companies, increased 26.6% for the three months ended June 30, 2009 compared to the same period in 2008. The increase was primarily due to less rig activity and lower profit margins in 2009. This resulted in less costs being eliminated by intercompany activity.

Midstream and marketing expenses decreased $46.3 million, or 71.5%, to $18.5 million due to lower natural gas prices paid for natural gas that we sold on behalf of third parties during the three months ended June 30, 2009 than during the comparable period in 2008.

DD&A for our natural gas and crude oil properties decreased to $34.4 million for the three months ended June 30, 2009 from $72.3 million for the same period in 2008. Our DD&A per Mcfe decreased $1.55 to $1.29 in the second quarter of 2009 from $2.84 in the comparable period in 2008 as a result of the cumulative $3,159.4 million full cost ceiling impairment, which reduced the carrying value of our natural gas and crude oil properties. Of the cumulative impairment, $1,855.0 million was incurred at December 31, 2008 and $1,304.4 million was incurred at March 31, 2009. See Note 5 of Notes to the Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the full cost ceiling impairment.

DD&A for our other assets consists primarily of depreciation of our drilling rigs, midstream gathering and compression facilities and other equipment. The decrease in DD&A for our other assets was attributable primarily to a change in asset lives of certain of our drilling, oil field services, midstream and other assets to align with industry average lives for similar assets. We calculate depreciation of property and equipment using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

General and administrative expenses decreased $2.6 million to $23.6 million for the three months ended June 30, 2009 from $26.2 million for the comparable period in 2008. The decrease was principally attributable to higher professional services and fees for the three months ended June 30, 2008 related to audit, consulting and legal fees. General and administrative expenses included non-cash stock compensation expense of $4.6 million, net of amounts capitalized, for the three months ended June 30, 2009 compared to $4.1 million for the comparable period in 2008. Salaries and wages and stock compensation were reduced by $5.4 million in capitalized general and administrative expenses, which included $0.8 million of capitalized stock compensation expense, for the three months ended June 30, 2009 compared to $4.3 million for the three months ended June 30, 2008.

We recorded a net loss of $19.0 million ($113.7 million unrealized loss and $94.7 million realized gains) on our commodity derivative contracts for the three months ended June 30, 2009 compared to a $159.8 million net loss ($101.8 million unrealized loss and $58.0 million realized losses) for the same period in 2008. The unrealized loss recorded in the second quarter of 2009 was attributable to an increase in average natural gas prices at June 30, 2009 compared to average natural gas prices at March 31, 2009 or the contract date for contracts entered into during the second quarter of 2009.

The loss on sale of assets for the three months ended June 30, 2009 was primarily due to the $26.5 million loss on the sale of our gathering and compression assets located in the Piñon Field. For the three months ended June 30, 2008, a gain of approximately $7.5 million was recognized on the sale of our assets located in the Piceance Basin of Colorado.

Other Income (Expense).  Total other expense increased to $41.5 million in the three-month period ended June 30, 2009 from $19.4 million in the three-month period ended June 30, 2008. The increase is reflected in the table below.

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(In thousands)

Other income (expense):
Interest income	$188	$1,333	$(1,145)	(85.9)%
Interest expense	(42,419)	(22,223)	(20,196)	90.9%
Income from equity investments	200	556	(356)	(64.0)%
Other income, net	483	955	(472)	(49.4)%

Total other (expense) income	(41,548)	(19,379)	(22,169)	114.4%

Loss before income tax benefit	(91,535)	(31,174)	(60,361)	193.6%
Income tax benefit	(365)	(10,847)	10,482	(96.6)%

Net loss	$(91,170)	$(20,327)	$(70,843)	348.5%

Interest income decreased to $0.2 million for the three months ended June 30, 2009 from $1.3 million for the same period in 2008. This decrease was generally due to lower excess cash levels during the three months ended June 30, 2009 compared to the same period in 2008.

Interest expense increased to $42.4 million for the three months ended June 30, 2009 from $22.2 million for the same period in 2008. This increase was primarily attributable to the higher average debt balances outstanding during the three months ended June 30, 2009, which was slightly offset by the net gain of $2.6 million on our interest rate swap. Also contributing to the increase was a $9.6 million unrealized gain on our interest rate swap which reduced interest expense for the three months ended June 30, 2008.

We reported an income tax benefit of $0.4 million for the three months ended June 30, 2009, compared to a benefit of $10.9 million for the same period in 2008. The current period income tax benefit represents an effective income tax rate of 0.4% compared to an effective income tax rate of 34.8% in the same period in 2008. The lower effective income tax rate associated with the current period loss before income taxes was primarily a result of not recording a tax benefit for the loss due to our full valuation allowance on our net deferred tax asset.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues.  Total revenues decreased 54.7% to $293.1 million for the six months ended June 30, 2009 from $647.1 million for the same period in 2008. This decrease was primarily due to a $273.3 million decrease in natural gas and crude oil sales and a decrease in midstream and marketing revenues. The table below presents a comparison of revenues for the six-month periods ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(In thousands)

Revenues:
Natural gas and crude oil	$224,280	$497,621	$(273,341)	(54.9)%
Drilling and services	11,571	24,291	(12,720)	(52.4)%
Midstream and marketing	45,598	115,897	(70,299)	(60.7)%
Other	11,663	9,327	2,336	25.0%

Total revenues	$293,112	$647,136	$(354,024)	(54.7)%

Natural gas and crude oil revenues decreased $273.3 million to $224.3 million for the six months ended June 30, 2009 compared to $497.6 million for the same period in 2008, primarily as a result of a decrease in prices received for our natural gas and crude oil production, which was slightly offset by an increase in the natural gas and crude oil produced. The average price received, excluding the impact of derivative contracts, for our natural gas and crude oil production decreased 60.7% in the 2009 period to $4.05 per Mcfe compared to $10.31 per Mcfe in 2008. Total natural gas production increased 14.2% to 46.7 Bcf in 2009 compared to 40.9 Bcf in 2008, while crude oil production increased 17.0% to 1,440 MBbls in 2009 from 1,231 MBbls in 2008.

Drilling and services revenues decreased 52.4% to $11.6 million for the six months ended June 30, 2009 compared to $24.3 million for the same period in 2008. The decline in revenues was due to the decrease in rigs operating for and services provided to third parties and the decline in the average daily rate received per rig working for third parties.

Midstream and marketing revenues decreased $70.3 million, or 60.7%, with revenues of $45.6 million in the six-month period ended June 30, 2009 compared to $115.9 million in the six-month period ended June 30, 2008. The decrease was attributable to the decrease in prices for natural gas that we sold on behalf of third parties in the six-month period ended June 30, 2009 compared to the same period in 2008.

Other revenue increased to $11.7 million for the six months ended June 30, 2009 from $9.3 million for the same period in 2008. Other revenue was generated primarily by our CO2 gathering and sales operations.

Operating Costs and Expenses.  Total operating costs and expenses increased to $1,459.4 million for the six months ended June 30, 2009 compared to $721.7 million for the same period in 2008. The increase was primarily due to a first quarter 2009 full cost ceiling impairment and increases in production and general and administrative expenses. These increases were partially offset by decreases in production taxes, midstream and marketing and

DD&A and an increase in realized gains on derivative contracts. The table below presents a comparison of operating costs and expenses for the six-month periods ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(In thousands)

Operating costs and expenses:
Production	$87,029	$74,442	$12,587	16.9%
Production taxes	2,084	22,739	(20,655)	(90.8)%
Drilling and services	12,021	12,235	(214)	(1.7)%
Midstream and marketing	41,812	105,151	(63,339)	(60.2)%
Depreciation, depletion, and amortization — natural gas and crude oil	94,443	137,332	(42,889)	(31.2)%
Depreciation, depletion and amortization — other	26,760	33,745	(6,985)	(20.7)%
Impairment	1,304,418	—	1,304,418	100.0%
General and administrative	52,117	47,197	4,920	10.4%
(Gain) loss on derivative contracts	(187,655)	296,612	(484,267)	(163.3)%
Loss (gain) on sale of assets	26,350	(7,711)	34,061	(441.7)%

Total operating costs and expenses	$1,459,379	$721,742	$737,637	102.2%

Production expenses increased $12.6 million primarily due to an increase in the number of wells in which we own an interest and increased production volumes. In the six-month period ended June 30, 2009, we increased natural gas production by 5.8 Bcf to 46.7 Bcf and increased crude oil production by 209 MBbls to 1,440 MBbls from the comparable period in 2008. Production taxes decreased $20.7 million, or 90.8%, to $2.1 million. The decrease was primarily due to severance tax refunds received in 2009 and the decreased prices received for production during the six months ended June 30, 2009.

Midstream and marketing expenses decreased $63.3 million, or 60.2%, to $41.8 million due to lower prices paid for natural gas that we sold on behalf of third parties during the six months ended June 30, 2009 than during the comparable period in 2008.

DD&A for our natural gas and crude oil properties decreased to $94.4 million for the six months ended June 30, 2009 from $137.3 million during the same period in 2008. Our average DD&A per Mcfe decreased $1.14 to $1.71 in the first six months of 2009 from $2.85 for the comparable period in 2008 as a result of the $3,159.4 million cumulative full cost ceiling impairment, which reduced the carrying value of our natural gas and crude oil properties. The effect of the decrease in DD&A per Mcfe was slightly offset by the 14.6% increase in production during the first six months of 2009 compared to the same period in 2008.

DD&A for our other assets consists primarily of depreciation of our drilling rigs, midstream gathering and compression facilities and other equipment. The decrease in DD&A for our other assets was attributable primarily to the change in asset lives of certain of our drilling, oil field services, midstream and other assets to align with industry average lives for similar assets.

General and administrative expenses increased $4.9 million to $52.1 million for the six months ended June 30, 2009 from $47.2 million for the comparable period in 2008. The increase was principally attributable to an increase in corporate salaries and wages, including non-cash stock compensation expense. The increase in corporate salaries was primarily due to the increase in the average number of corporate and support staff employed during the six months ended June 30, 2009 compared to the same period in 2008. General and administrative expenses included non-cash stock compensation expense, net of amounts capitalized, of $9.4 million for the six months ended June 30, 2009 compared to $7.3 million for the comparable period in 2008. The increases in salaries and wages and stock compensation were partially offset by $12.9 million in capitalized general and administrative expenses, which included $2.0 million of capitalized stock compensation expense, for the six months ended June 30, 2009 compared to $7.5 million for the six months ended June 30, 2008.

We recorded a net gain of $187.7 million ($5.5 million unrealized loss and $193.2 million realized gains) on our commodity derivatives contracts for the six months ended June 30, 2009 compared to a $296.6 million net loss ($245.9 million unrealized loss and $50.7 million realized losses) for the same period in 2008. The unrealized loss recorded in 2009 was attributable to an increase in average natural gas prices at June 30, 2009 compared to average natural gas prices at December 31, 2008 or the contract date for contracts entered into during 2009. The realized gains of $193.2 million for the six months ended June 30, 2009 were primarily due to a decline in natural gas prices at the time of settlement compared to the contract price.

The loss on sale of assets for the six months ended June 30, 2009 was primarily due to the $26.5 million loss on the sale of our gathering and compression assets in the Piñon Field. For the six months ended June 30, 2008, the gain on sale of assets of $7.7 million was attributable to the approximately $7.5 million gain on the sale of our assets located in the Piceance Basin of Colorado.

Other Income (Expense).  Total other expense increased to $81.3 million in the six-month period ended June 30, 2009 from $42.9 million in the six-month period ended June 30, 2008. The increase is reflected in the table below.

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(In thousands)

Other income (expense):
Interest income	$199	$2,145	$(1,946)	(90.7)%
Interest expense	(83,167)	(47,395)	(35,772)	75.5%
Income from equity investments	434	1,415	(981)	(69.3)%
Other income, net	1,243	939	304	32.4%

Total other (expense) income	(81,291)	(42,896)	(38,395)	89.5%

Loss before income tax benefit	(1,247,558)	(117,502)	(1,130,056)	961.7%
Income tax benefit	(1,534)	(41,385)	39,851	(96.3)%

Net loss	$(1,246,024)	$(76,117)	$(1,169,907)	1,537.0%

Interest income decreased to $0.2 million for the six months ended June 30, 2009 from $2.1 million for the same period in 2008. The decrease was generally due to lower excess cash levels during the six months ended June 30, 2009 compared to the same period in 2008.

Interest expense increased to $83.2 million for the six months ended June 30, 2009 from $47.4 million for the same period in 2008. This increase was attributable to the higher average debt balances outstanding during the six months ended June 30, 2009. Also contributing to the increase was a $10.4 million unrealized gain related to our interest rate swap which reduced interest expense for the six months ended June 30, 2008.

We reported an income tax benefit of $1.5 million for the six months ended June 30, 2009, compared to a benefit of $41.4 million for the same period in 2008. The current period income tax benefit represents an effective income tax rate of 0.1% compared to an effective income tax rate of 35.0% for the same period in 2008. The lower effective income tax rate associated with the current period loss before income taxes was primarily a result of not recording a tax benefit for the loss due to our full valuation allowance on our net deferred tax asset.

Liquidity and Capital Resources

We historically have funded our capital requirements through a combination of cash flow generated from operations, borrowings under our senior credit facility, the issuance of equity and debt securities and, to a lesser extent, the sale of assets. During the first six months of 2009, our primary sources of cash were cash flow generated from operations, borrowings under our senior credit facility, proceeds from the issuance of convertible perpetual preferred stock and common stock, proceeds from the issuance of our 9.875% Senior Notes, proceeds from the sale of gathering and compression assets related to our midstream operations in the Piñon Field and proceeds from the sale of our drilling rights in East Texas below the depth of the Cotton Valley formation. Our primary uses of cash during the first six months of 2009 were capital expenditures related to the development of our natural gas and crude oil properties and other fixed assets and the repayment of amounts outstanding on our senior credit facility.

Our cash flows for the six months ended June 30, 2009 and 2008 are presented in the following table and discussed below:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Cash flows provided by operating activities	$141,982	$296,834
Cash flows used in investing activities	(270,298)	(785,891)
Cash flows provided by financing activities	128,301	701,810

Net (decrease) increase in cash and cash equivalents	$(15)	$212,753

Cash Flows from Operations

Our operating cash flow is mainly influenced by the prices we receive for our natural gas and crude oil production; the quantity of natural gas we produce and, to a lesser extent, the quantity of crude oil we produce; the demand for our drilling rigs and oil field services and the rates we are able to charge for these services; and the margins we obtain from our natural gas and CO2 gathering and treating contracts.

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 was $142.0 million and $296.8 million, respectively. The decrease in cash provided by operating activities in 2009 compared to 2008 was primarily due to a 60.7% decrease in the combined average prices we received for our natural gas and crude oil production for the six months ended June 30, 2009. Decreases in midstream and marketing revenues also contributed to the decrease in operating cash flows.

Cash Flows from Investing

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration, development, production and acquisition of natural gas and crude oil reserves. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive natural gas and crude oil industry. Net cash used in investing activities, which included capital expenditures for property, plant and equipment, for the six months ended June 30, 2009 and 2008 was $270.3 million and $785.9 million, respectively.

During the first six months of 2009 and 2008, our capital expenditures, on an accrual basis, by segment were:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Capital Expenditures:
Exploration and production	$383,231	$813,900
Drilling and oil field services	2,201	35,791
Midstream gas services	41,288	69,429
Other	17,764	15,181

Total	$444,484	$934,301

Capital expenditures decreased $489.8 million to $444.5 million for the six months ended June 30, 2009 compared to $934.3 million for the same period in 2008 due to our decreased drilling activities. Cash outflows from capital expenditures in the first six months of 2009 were partially offset by approximately $254.0 million in combined proceeds from the sale of our gathering and compression assets located in the Piñon Field and our deep drilling rights in East Texas. Cash outflows from capital expenditures in the first six months of 2008 were partially offset by approximately $147.2 million in proceeds from the sale of our assets located in the Piceance Basin of Colorado.

Cash Flows from Financing

Our financing activities provided $128.3 million in cash for the six-month period ended June 30, 2009 compared to $701.8 million for the same period in 2008. Proceeds from borrowings, including the senior notes described below, were $1,431.8 million for the six months ended June 30, 2009 compared to $1,408.0 million for the same period in 2008. Repayments of approximately $1,645.3 million resulted in net repayments during the six-month period ended June 30, 2009 of approximately $213.5 million. Repayments of $665.6 million during the first six months of 2008 resulted in net borrowings during the period of $742.4 million. Additionally, the issuance of our 8.5% convertible perpetual preferred stock and 14,480,000 shares of common stock provided additional net proceeds of $243.3 million and $107.7 million, respectively, during the six months ended June 30, 2009.

Long-Term Debt Issuances and Repayments

Senior Credit Facility.  As a result of net repayments of $555.5 million during the first six months of 2009, we had total outstanding indebtedness of $18.0 million under our senior credit facility as of June 30, 2009. The amount we may borrow under the facility is limited to a borrowing base amount, which is currently $985.4 million, and is subject to periodic redeterminations. The borrowing base is available to be drawn on and repaid so long as we are in compliance with its terms, including certain financial covenants. The borrowing base is determined based upon proved developed producing reserves, proved developed non-producing reserves and proved undeveloped reserves. Our ability to develop properties and changes in commodity prices may affect the borrowing base of our senior credit facility. Based on the April 2009 redetermination, our borrowing base remained unchanged from the previous determination of $1.1 billion; however, the borrowing base was reduced to $985.4 million as a result of our issuance of the 9.875% Senior Notes in May 2009. The average annual interest rate paid on amounts outstanding under our senior credit facility was 2.28% for the six months ended June 30, 2009. Our senior credit facility matures on November 21, 2011.

9.875% Senior Notes Due 2016.  In May 2009, we completed a private placement of $365.5 million of unsecured 9.875% Senior Notes to qualified institutional investors eligible under Rule 144A of the Securities Act. These notes were issued at a discount which will be amortized into interest expense over the term of the notes. Net proceeds from the offering were approximately $342.2 million after deducting the discount and offering expenses of $7.8 million. We used the net proceeds from the offering to repay outstanding borrowings under our senior credit facility and for general corporate purposes. The notes bear interest at a fixed rate of 9.875% per annum, payable semi-annually, with the principal due on May 15, 2016. We may redeem the notes, in whole or in part, prior to their maturity at specified redemption prices. The notes are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries, and will become freely tradable 180 days after their issuance pursuant to Rule 144 under the Securities Act.

8.0% Senior Notes Due 2018.  In May 2008, we received approximately $735.0 million net proceeds from the issuance of $750.0 million of unsecured 8.0% Senior Notes due 2018. The notes bear interest at a fixed rate of 8.0% per annum, payable semi-annually, with the principal due on June 1, 2018. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices. The notes became freely tradable on November 17, 2008, 180 days after their issuance, pursuant to Rule 144 under the Securities Act.

Preferred and Common Stock Issuances

8.5% Convertible Perpetual Preferred Stock.  In January 2009, we completed a private placement of 2,650,000 shares of 8.5% convertible perpetual preferred stock to qualified institutional buyers eligible under Rule 144A under the Securities Act. The offering included 400,000 shares of convertible perpetual preferred stock issued upon the full exercise of the initial purchasers’ option to cover over-allotments. Net proceeds from the offering were approximately $243.3 million after deducting offering expenses of approximately $8.6 million. We used the net proceeds of the offering to repay outstanding borrowings under our senior credit facility and for general corporate purposes.

Each share of 8.5% convertible perpetual preferred stock has a liquidation preference of $100 and is convertible at the holder’s option at any time initially into approximately 12.4805 shares of our common stock, subject to adjustments upon the occurrence of certain events. Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $8.50 per share to be paid semi-annually in cash, common stock or a combination thereof at our election with the first dividend payment due in February 2010. The convertible perpetual preferred stock is not redeemable by us at any time. After February 20, 2014, we may cause all outstanding shares of the convertible perpetual preferred stock to automatically convert into common stock at the then-prevailing conversion rate if certain conditions are met.

Common Stock.  On April 29, 2009, we completed a registered underwritten offering of 14,480,000 shares of our common stock, including 2,280,000 shares of common stock acquired by the underwriters from us to cover over-allotments. Net proceeds from the offering were approximately $107.7 million after deducting offering expenses of approximately $2.3 million and were used to repay a portion of the amount outstanding under our senior credit facility and for general corporate purposes.

Outlook

We have budgeted a range of $500.0 million to $700.0 million for capital expenditures, excluding acquisitions, for the year ending December 31, 2009. The majority of our planned capital expenditures are discretionary and could be curtailed if our cash flows decline from expected levels or we are unable to obtain capital on attractive terms. We may increase or decrease planned capital expenditures depending on natural gas prices, asset sales and the availability of capital through the issuance of additional long-term debt or equity. Additionally, we have entered into interest rate swaps as well as fixed-price swaps and basis swaps for a portion of our production through 2012 in order to stabilize future cash flows for planning purposes. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative contracts.

As of June 30, 2009, our cash and cash equivalents were $0.6 million and we had approximately $2.2 billion in total debt outstanding. Amounts outstanding under our senior credit facility at June 30, 2009 totaled $18.0 million. As of June 30, 2009, we were in compliance with all of the covenants under all of our senior notes and our senior credit facility. See Note 8 of Notes to the Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our long-term debt. As of July 31, 2009, our cash and cash equivalents were approximately $83.2 million, the balance outstanding under our senior credit facility was $124.6 million and we had $30.5 million in outstanding letters of credit.

If future capital expenditures exceed operating cash flow and cash on hand, funds would likely be supplemented as needed by borrowings under our senior credit facility. We may choose to refinance borrowings outstanding under the facility by issuing long-term debt or equity in the public or private markets, or both.

Debt and equity capital markets experienced adverse conditions during the latter part of 2008 and into 2009. Continued volatility in the capital markets may increase costs associated with issuing debt due to increased interest rates, and may affect our ability to access these markets. Currently, we do not believe our liquidity has been, or in the near future will be, materially affected by recent events in the global financial markets. Nevertheless, we continue to monitor events and circumstances surrounding each of the 27 lenders under our senior credit facility. To date, the only disruption to our ability to access the full amounts available under our senior credit facility was the bankruptcy of Lehman Brothers, a lender responsible for 0.29% of the obligations under our senior credit facility. The largest commitment from any lender under the senior credit facility is 6.6% of the total amount available under the facility. We cannot predict with any certainty the impact to us of any further disruptions in the credit markets.

Contractual Obligations

Gas Gathering Agreement.  In conjunction with the sale of our gathering and compression assets located in the Piñon Field of the WTO, we entered into a gas gathering agreement. Under the gas gathering agreement, we have dedicated our Piñon Field acreage for priority gathering services over a period of twenty years and we will pay a fee that was negotiated at arms’ length for such services. Pursuant to the gas gathering agreement, the base fee can be reduced if certain criteria are met. The table below presents our contractual obligations under this agreement.

Payments Due
(In thousands)

2009	$7,584
2010	22,226
2011	33,780
2012	42,814
2013	42,634
After 2013	327,749

$476,787

Long-Term Debt.  We issued our 9.875% Senior Notes in May 2009. This debt issuance along with the pay down of the outstanding balance on the senior credit are discussed further under “Long-Term Debt Issuances and Repayments” above.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

General

The discussion in this section provides information about the financial instruments we use to manage commodity prices and interest rate volatility. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement.

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

The use of derivative contracts also involves the risk that the counterparties will be unable to meet their obligations under the contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. As of June 30, 2009, we had eighteen approved derivative counterparties, seventeen of which are lenders under our senior credit facility. We currently have derivative contracts outstanding with twelve of these counterparties, including Lehman Brothers. We have no derivative contracts in 2009 and beyond with counterparties other than those that are lenders under our senior credit facility. Lehman Brothers is a counterparty on one of our derivative contracts. Due to the bankruptcy of Lehman Brothers and its parent, Lehman Brothers Holdings Inc., we did not assign any value to this derivative contract (notional amount of 3,680 MMcf) at June 30, 2009.

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

At June 30, 2009, our open natural gas and crude oil commodity derivative contracts consisted of the following:

Natural Gas

	Notional	Weighted Avg.
Period and Type of Contract	(MMcf)(1)	Fixed Price

July 2009 — September 2009
Price swap contracts	18,710	$8.09
Basis swap contracts	15,640	$(0.74)
October 2009 — December 2009
Price swap contracts	19,010	$8.46
Basis swap contracts	15,640	$(0.74)
January 2010 — March 2010
Price swap contracts	20,475	$7.95
Basis swap contracts	20,250	$(0.74)
April 2010 — June 2010
Price swap contracts	19,793	$7.32
Basis swap contracts	20,475	$(0.74)
July 2010 — September 2010
Price swap contracts	20,010	$7.55
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	20,010	$7.97
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	25,650	$(0.47)
April 2011 — June 2011
Basis swap contracts	25,935	$(0.47)
July 2011 — September 2011
Basis swap contracts	26,220	$(0.47)
October 2011 — December 2011
Basis swap contracts	26,220	$(0.47)
January 2012 — March 2012
Basis swap contracts	20,020	$(0.54)
April 2012 — June 2012
Basis swap contracts	20,020	$(0.54)
July 2012 — September 2012
Basis swap contracts	20,240	$(0.54)
October 2012 — December 2012
Basis swap contracts	20,240	$(0.54)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu and excludes a total notional of 3,680 MMcf from 2009 contracts for the Lehman Brothers’ basis swap contract.

Crude Oil

	Notional	Weighted Avg.
Period and Type of Contract	(in MBbls)	Fixed Price

July 2009 — September 2009
Price swap contracts	46	$126.61
October 2009 — December 2009
Price swap contracts	46	$126.51

The following table summarizes the cash settlements and valuation gains and losses on our commodity derivative contracts for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Realized (gain) loss	$(193,136)	$50,674
Unrealized loss	5,481	245,938

(Gain) loss on derivative contracts	$(187,655)	$296,612

Credit Risk.  A portion of our liquidity is concentrated in derivative contracts that enable us to mitigate a portion of our exposure to natural gas and crude oil prices and interest rate volatility. We periodically review the credit quality of each counterparty to our derivative contracts and the level of financial exposure we have to each counterparty to limit our credit risk exposure with respect to these contracts. Additionally, we apply a credit default risk rating factor for our counterparties in determining the fair value of our derivative contracts.

Our ability to fund our capital expenditure budget is partially dependent upon the availability of funds under our senior credit facility. In order to mitigate the credit risk associated with individual financial institutions committed to participate in our senior credit facility, our bank group consists of 27 financial institutions with commitments ranging from 0.25% to 6.6%. Lehman Brothers, a lender under our senior credit facility, declared bankruptcy on October 3, 2008. As a result of the bankruptcy of Lehman Brothers and its parent company, Lehman Brothers Holdings Inc., on September 15, 2008, Lehman Brothers elected not to fund its pro rata share, or 0.29%, of borrowings requested by us under the facility. Although we do not currently expect this reduced amount available under the senior credit facility to impact our liquidity or business operations, the inability of one or more of our other lenders to fund their obligations under the facility could have a material adverse effect on our financial condition.

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

In addition to commodity price derivative arrangements, we may enter into derivative transactions to fix the interest we pay on a portion of the money we borrow under our credit agreement. In January 2008, we entered into a $350.0 million notional amount interest rate swap agreement with a financial institution that effectively fixed the interest rate on our variable rate term loan for the period from April 1, 2008 through April 1, 2011. As a result of the exchange of our variable rate term loan to Senior Floating Rate Notes, the interest rate swap is now used to fix the variable LIBOR interest rate on the Senior Floating Rate Notes at 6.26% through April 2011. In May 2009, we entered into a $350.0 million notional amount interest rate swap agreement with a financial institution that effectively fixed the interest rate on our Senior Floating Rate Notes at 6.69% for the period from April 1, 2011 through April 1, 2013. These swaps have not been designated as hedges.

Our interest rate swaps reduce our market risk on our Senior Floating Rate Notes. We use sensitivity analyses to determine the impact that market risk exposures could have on our variable interest rate borrowings if not for our interest rate swaps. Based on the $350.0 million outstanding balance of our Senior Floating Rate Notes at June 30, 2009, a one percent change in the applicable rates, with all other variables held constant, would have resulted in a change in our interest expense of approximately $0.9 million and $1.8 million for the three months and six months ended June 30, 2009, respectively.

Unrealized gains of $3.9 million and $9.6 million were recorded in interest expense in the consolidated statements of operations for the change in fair value of the interest rate swap for the three months ended June 30, 2009 and 2008, respectively. Unrealized gains of $3.7 million and $10.4 million were recorded in interest expense in the consolidated statements of operations for the change in fair value of the interest rate swap for the six months ended June 30, 2009 and 2008, respectively. Realized losses of $1.3 million and $2.3 million were included in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively. There were no realized gains or losses recorded on our interest rate swap during the first six months of 2008.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings

The Company is a defendant in lawsuits from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material adverse effect on its results of operations, financial condition or cash flows.

ITEM 1A.	Risk Factors

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect our financial condition and results of operations.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. The “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA, which was approved for adoption by the U.S. House of Representatives on June 26, 2009, contains provisions that would prohibit private over-the-counter energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of our restricted stock program, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the quarter ended June 30, 2009, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1, 2009 — April 30, 2009	398	$8.16	N/A	N/A
May 1, 2009 — May 31, 2009	457	10.72	N/A	N/A
June 1, 2009 — June 30, 2009	132	8.47	N/A	N/A

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held in Oklahoma City on June 5, 2009.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the person nominated by our Board of Directors to serve as a Class III director of the Company. The terms of the Company’s Class I directors, William A. Gilliland, D. Dwight Scott and Jeffrey S. Serota, expire at the Company’s Annual Meeting of Stockholders in 2010. The terms of the Company’s Class II directors, Tom L. Ward and Roy T. Oliver, expire at the Company’s Annual Meeting of Stockholders’ in 2011.

(c) A total of 143,687,782 shares of our common stock outstanding and entitled to vote were present at the June 5, 2009 meeting in person or by proxy. Each share of common stock was entitled to one vote. The matters voted upon and results were as follows:

1. Election of one Class III director to serve until the Company’s Annual Meeting of Stockholders in 2012.

Nominee	For	Authority Withheld

Daniel W. Jordan	120,703,644	22,984,139

2. Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

FOR:	143,301,476
AGAINST:	333,273
ABSTAIN:	53,033

3. Adoption of the SandRidge Energy, Inc. 2009 Incentive Plan.

FOR:	90,193,905
AGAINST:	15,793,396
ABSTAIN:	101,971

ITEM 6.	Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Dirk M. Van Doren
Dirk M. Van Doren
Executive Vice President and
Chief Financial Officer

Date: August 6, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				SEC			Filed
No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	01/30/2008
3.2		Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	03/09/2009
4.1		Amendment, dated April 23, 2009, to Registration Rights Agreement, dated March 20, 2007, among SandRidge Energy, Inc. and the purchasers named therein	8-K	001-33784	4.1	04/28/2009
4.2		Indenture, dated May 14, 2009, among SandRidge Energy, Inc. and the several guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	05/15/2009
4.3		Registration Rights Agreement, dated May 14, 2009, among SandRidge Energy, Inc., the several guarantors named therein and Barclays Capital Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., RBC Capital Markets Corporation and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-33784	4.2	05/15/2009
10.1		Amendment No. 6 to Senior Credit Facility, dated April 17, 2009	8-K	001-33784	10.1	04/21/2009
10.2		Underwriting Agreement, dated April 23, 2009, among SandRidge Energy, Inc., Tom L. Ward and Morgan Stanley & Co. Incorporated, as representative of the underwriters named therein	8-K	001-33784	1.1	04/28/2009
10	.3†	SandRidge Energy, Inc. 2009 Incentive Plan	8-K	001-33784	10.1	06/09/2009
10.4		Membership Interest Purchase Agreement, dated June 30, 2009, between SandRidge Midstream, Inc. and TCW Pecos Midstream, L.L.C.					*
10.5		Gas Gathering Agreement, dated June 30, 2009, between SandRidge Exploration and Production, LLC and Piñon Gathering Company, LLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed separately with the Securities and Exchange Commission.					*
10.6		Operations and Maintenance Agreement, dated June 30, 2009, between SandRidge Midstream, Inc. and Piñon Gathering Company, LLC					*
31.1		Section 302 Certification — Chief Executive Officer					*
31.2		Section 302 Certification — Chief Financial Officer					*
32.1		Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101	.INS	XBRL Instance Document					*
101	.SCH	XBRL Taxonomy Extension Schema Document					*
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101	.DEF	XBRL Taxonomy Extension Definition Document					*

†	Management contract or compensatory plan or arrangement