Form 10-Q
period 2010-03-31
SANDRIDGE ENERGY INC
filed 2010-05-07
CIK 1349436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2010, was 210,732,588.

SANDRIDGE ENERGY, INC.

FORM 10-Q

Quarter Ended March 31, 2010

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes. These forward-looking statements include statements about our projections and estimates concerning capital expenditures, our liquidity and capital resources, effects of our pending acquisition of Arena Resources, Inc. (“Arena”) on our financial condition and financial results, timing and likelihood of consummation of our pending acquisition of Arena, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes and elements of our business strategy. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations, assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including risks associated with our ability to consummate our pending acquisition of Arena and to realize the benefits anticipated from such acquisition, as well as the risk factors discussed in Item 1A of this Quarterly Report and of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”). The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,571	$7,861
Accounts receivable, net	96,155	105,476
Derivative contracts	141,569	105,994
Inventories	3,741	3,707
Costs in excess of billings	31,965	12,346
Other current assets	14,216	20,580

Total current assets	290,217	255,964

Oil and natural gas properties, using full cost method of accounting
Proved	6,160,856	5,913,408
Unproved	226,452	281,811
Less: accumulated depreciation, depletion and impairment	(4,272,882)	(4,223,437)

	2,114,426	1,971,782

Other property, plant and equipment, net	482,183	461,861
Restricted deposits	27,820	32,894
Other assets	57,019	57,816

Total assets	$2,971,665	$2,780,317

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,367	$12,003
Accounts payable and accrued expenses	303,603	203,908
Derivative contracts	7,590	7,080
Asset retirement obligation	2,553	2,553

Total current liabilities	324,113	225,544

Long-term debt	2,610,410	2,566,935
Other long-term obligations	16,257	14,099
Derivative contracts	80,614	61,060
Asset retirement obligation	111,601	108,584

Total liabilities	3,142,995	2,976,222

Commitments and contingencies (Note 14)
Equity:
SandRidge Energy, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 50,000 shares authorized:
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at March 31, 2010 and December 31, 2009; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at March 31, 2010 and December 31, 2009; aggregate liquidation preference of $200,000	2	2
Common stock, $0.001 par value, 400,000 shares authorized; 212,961 issued and 210,788 outstanding at March 31, 2010 and 210,581 issued and 208,715 outstanding at December 31, 2009	204	203
Additional paid-in capital	2,969,652	2,961,613
Treasury stock, at cost	(28,283)	(25,079)
Accumulated deficit	(3,124,094)	(3,142,699)

Total SandRidge Energy, Inc. stockholders’ (deficit) equity	(182,516)	(205,957)
Noncontrolling interest	11,186	10,052

Total (deficit) equity	(171,330)	(195,905)

Total liabilities and equity	$2,971,665	$2,780,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues:
Oil and natural gas	$169,585	$121,241
Drilling and services	5,760	6,311
Midstream and marketing	27,988	25,956
Other	7,661	5,505

Total revenues	210,994	159,013

Expenses:
Production	50,272	45,734
Production taxes	4,838	1,491
Drilling and services	7,209	4,925
Midstream and marketing	25,506	23,888
Depreciation and depletion — oil and natural gas	52,278	60,093
Depreciation, depletion and amortization — other	12,303	12,726
Impairment	—	1,304,418
General and administrative	31,674	28,485
Gain on derivative contracts	(61,952)	(206,647)
(Gain) loss on sale of assets	(304)	180

Total expenses	121,824	1,275,293

Income (loss) from operations	89,170	(1,116,280)

Other income (expense):
Interest income	69	11
Interest expense	(62,089)	(40,748)
Income from equity investments	—	234
Other income, net	1,236	760

Total other (expense) income	(60,784)	(39,743)

Income (loss) before income tax expense (benefit)	28,386	(1,156,023)
Income tax expense (benefit)	12	(1,169)

Net income (loss)	28,374	(1,154,854)
Less: net income attributable to noncontrolling interest	1,138	3

Net income (loss) attributable to SandRidge Energy, Inc.	27,236	(1,154,857)
Preferred stock dividends	8,631	—

Income available (loss applicable) to SandRidge Energy, Inc. common stockholders	$18,605	$(1,154,857)

Basic and diluted earnings (loss) per share:
Basic.	$0.09	$(7.07)

Diluted	$0.09	$(7.07)

Weighted average number of common shares outstanding:
Basic	209,145	163,321

Diluted	209,932	163,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total

	Shares	Amount	Shares	Amount
					(Unaudited)
Three months ended March 31, 2010
Balance, December 31, 2009	4,650	$5	208,715	$203	$2,961,613	$(25,079)	$(3,142,699)	$10,052	$(195,905)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(4)	(4)
Stock issuance expense	—	—	—	—	(87)	—	—	—	(87)
Purchase of treasury stock	—	—	—	—	—	(2,770)	—	—	(2,770)
Stock purchases — retirement plans, net of distributions	—	—	(45)	—	(18)	(434)	—	—	(452)
Stock-based compensation	—	—	—	—	8,133	—	—	—	8,133
Stock-based compensation excess tax benefit	—	—	—	—	12	—	—	—	12
Issuance of restricted stock awards, net of cancellations	—	—	2,118	1	(1)	—	—	—	—
Net income	—	—	—	—	—	—	27,236	1,138	28,374
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(8,631)	—	(8,631)

Balance, March 31, 2010	4,650	$5	210,788	$204	$2,969,652	$(28,283)	$(3,124,094)	$11,186	$(171,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,374	$(1,154,854)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	84	—
Depreciation, depletion and amortization	64,581	72,819
Impairment	—	1,304,418
Debt issuance costs amortization	2,218	1,611
Discount amortization on long-term debt	519	—
Unrealized gain on derivative contracts	(15,511)	(108,010)
(Gain) loss on sale of assets	(304)	180
Investment (income) loss	(427)	47
Income from equity investments	—	(234)
Stock-based compensation	6,882	5,205
Changes in operating assets and liabilities	61,186	(45,838)

Net cash provided by operating activities	147,602	75,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(190,580)	(350,184)
Proceeds from sale of assets	5,606	247
Refunds of restricted deposits	5,095	—

Net cash used in investing activities	(179,879)	(349,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	273,343	559,099
Repayments of borrowings	(232,023)	(525,718)
Dividends paid — preferred	(11,263)	—
Noncontrolling interest distributions	(4)	(11)
Proceeds from issuance of convertible perpetual preferred stock, net	(87)	243,289
Stock-based compensation excess tax benefit	12	(2,113)
Purchase of treasury stock	(2,770)	(513)
Debt issuance costs	(221)	—

Net cash provided by financing activities	26,987	274,033

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,290)	(560)
CASH AND CASH EQUIVALENTS, beginning of year	7,861	636

CASH AND CASH EQUIVALENTS, end of period	$2,571	$76

Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in accrued capital expenditures	$38,001	$(53,024)
Convertible perpetual preferred stock dividends payable	$5,814	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. (including its subsidiaries, the “Company” or “SandRidge”) is an independent oil and natural gas company concentrating on exploration, development and production activities. The Company also owns and operates natural gas gathering and treating facilities and carbon dioxide (“CO 2”) treating and transportation facilities and has marketing and tertiary oil recovery operations. In addition, Lariat Services, Inc. (“Lariat”), a wholly owned subsidiary of the Company, owns and operates drilling rigs and a related oil field services business. The Company’s primary exploration, development and production areas are concentrated in west Texas. The Company also operates interests in the Mid-Continent, the Cotton Valley Trend in east Texas, the Gulf Coast and the Gulf of Mexico.

Interim Financial Statements. The accompanying condensed consolidated financial statements as of December 31, 2009 have been derived from the audited financial statements contained in the Company’s 2009 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2009 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information in the Company’s unaudited condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2009 Form 10-K.

2. Summary of Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to Note 1 of the consolidated financial statements included in the 2009 Form 10-K.

Reclassifications. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

Risks and Uncertainties. The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond the Company’s control such as economic conditions, regulatory developments and competition from other energy sources. The energy markets and oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on the Company’s cash flows, and while derivative contracts for the majority of expected 2010, 2011 and 2012 oil production are in place, there are no fixed price swap contracts in place for the Company’s natural gas production beyond 2010. See Note 11 for the Company’s open oil and natural gas commodity derivative contracts. In addition, the Company will need to incur capital expenditures in 2010 in order to achieve production targets contained in certain gathering and treating arrangements. The Company is dependent on availability under its senior credit facility, along with cash flows from operating activities, to fund those capital expenditures. Based on anticipated oil and natural gas prices and availability under its senior credit facility, the Company expects to be able to fund its planned capital expenditures for 2010. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced, which could impact the Company’s ability to comply with the financial covenants under its senior credit facility, which in turn would limit further borrowings to fund capital expenditures. See Note 10 for discussion of the financial covenants in the senior credit facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Adopted Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-03 (“ASU 2010-03”) to align the oil and natural gas reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries — Oil and Gas, with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and was effective for the year ended December 31, 2009. Modernization of the Oil and Gas Reporting Requirements was designed to modernize and update the oil and gas disclosure requirements to align with current practices and changes in technology. The Company implemented ASU 2010-03 prospectively as a change in accounting principle inseparable from a change in accounting estimate at December 31, 2009.

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 represents a revision to former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. ASU 2009-17 also requires enhanced disclosures about a reporting entity’s involvement with variable interest entities. The Company implemented ASU 2009-17 on January 1, 2010 with no impact on its financial position or results of operations. See Note 6.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Topic 820, Fair Value Measurements and Disclosures. The Company implemented the new disclosures and clarifications of existing disclosure requirements under ASU 2010-06 for the quarter ended March 31, 2010, except for certain disclosure requirements regarding activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 had no impact on the Company’s financial position or results of operations. See Note 3.

3. Fair Value Measurements

The Company applies the guidance provided under ASC Topic 820 to its financial assets and liabilities and nonfinancial liabilities that are measured and reported on a fair value basis. Pursuant to this guidance, the Company has classified and disclosed its fair value measurements using the following levels of the fair value hierarchy:

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

Level 1 Fair Value Measurements

Restricted deposits. The fair value of restricted deposits is based on quoted market prices.

Other long-term assets. The fair value of other long-term assets, consisting of assets attributable to the Company’s deferred compensation plan, is based on quoted market prices.

Level 3 Fair Value Measurements

Derivative Contracts. The fair values of the Company’s oil, natural gas and interest rate swaps are based upon quotes obtained from counterparties to the derivative contracts. The Company reviews other readily available market prices for its derivative contracts as there is an active market for these contracts. However, the Company does not have access to the specific valuation models used by its counterparties or other market participants. Included in these models are discount factors that the Company must estimate in its calculation. Additionally, the Company applies a value weighted average credit default risk rating factor for its counterparties in determining the fair value of its derivative contracts. Based on the inputs for the fair value measurement, the Company has classified its derivative contract assets and liabilities as Level 3.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

March 31, 2010

	Fair Value Measurements				Assets/ Liabilities at Fair Value
Description	Level 1	Level 2	Level 3	Netting(1)
Assets:
Commodity derivative contracts	$—	$—	$210,322	$(68,753)	$141,569
Restricted deposits	27,820	—	—	—	27,820
Other long-term assets	6,992	—	—	—	6,992

	$34,812	$—	$210,322	$(68,753)	$176,381

Liabilities:
Commodity derivative contracts	$—	$—	$144,810	$(68,753)	$76,057
Interest rate swaps	—	—	12,147	—	12,147

	$—	$—	$156,957	$(68,753)	$88,204

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009

	Fair Value Measurements			Netting(1)	Assets/ Liabilities at Fair Value
Description	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$—	$—	$161,197	$(55,203)	$105,994
Restricted deposits	32,894	—	—	—	32,894
Other long-term assets	6,251	—	—	—	6,251

	$39,145	$—	$161,197	$(55,203)	$145,139

Liabilities:
Commodity derivative contracts	$—	$—	$115,044	$(55,203)	$59,841
Interest rate swaps	—	—	8,299	—	8,299

	$—	$—	$123,343	$(55,203)	$68,140

(1)	Represents the impact of netting assets and liabilities with counterparties with which the right of offset exists.

The table below sets forth a reconciliation of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 (in thousands):

Derivatives
Balance of Level 3, December 31, 2009	$37,854
Total gains or losses (realized/unrealized)	56,017
Purchases, issuances and settlements	(40,506)
Transfers in and out of Level 3	—

Balance of Level 3, March 31, 2010	$53,365

	Gain on Derivative Contracts	Interest Expense	Total
Change in unrealized gains (losses) on derivative contracts held at March 31, 2010	$19,359	$(3,848)	$15,511

During the three-month period ended March 31, 2010, the Company did not have any transfers in or out of Level 1, Level 2 or Level 3 fair value measurements.

See Note 11 for further discussion of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Debt

The Company measures fair value of its long-term debt based on quoted market prices and with consideration given to the effect of the Company’s credit risk. The estimated fair value of the Company’s senior notes and the carrying value at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Floating Rate Notes due 2014	$324,619	$350,000	$316,859	$350,000
8.625% Senior Notes due 2015	638,806	650,000	655,470	650,000
9.875% Senior Notes due 2016(1)	382,171	351,426	390,692	351,021
8.0% Senior Notes due 2018	716,775	750,000	739,778	750,000
8.75% Senior Notes due 2020(2)	443,761	442,704	451,890	442,590

(1)	Carrying value is net of $14,074 and $14,479 discount at March 31, 2010 and December 31, 2009, respectively.
(2)	Carrying value is net of $7,296 and $7,410 discount at March 31, 2010 and December 31, 2009, respectively.

The carrying value for the Company’s senior credit facility and remaining fixed rate debt instruments approximate fair value based on current rates applicable to similar instruments. See Note 10 for further discussion of the Company’s long-term debt.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Oil and natural gas properties:
Proved	$6,160,856	$5,913,408
Unproved	226,452	281,811

Total oil and natural gas properties	6,387,308	6,195,219
Less accumulated depreciation, depletion and impairment(1)	(4,272,882)	(4,223,437)

Net oil and natural gas properties capitalized costs	2,114,426	1,971,782

Land	13,937	13,937
Non oil and natural gas equipment(2)	616,567	594,132
Buildings and structures	83,800	78,584

Total	714,304	686,653
Less accumulated depreciation, depletion and amortization	(232,121)	(224,792)

Net capitalized costs	482,183	461,861

Total property, plant and equipment, net	$2,596,609	$2,433,643

(1)	Includes cumulative full cost ceiling limitation impairment charges of $3,548.3 million at both March 31, 2010 and December 31, 2009.
(2)	Includes capitalized interest of approximately $3.8 million at both March 31, 2010 and December 31, 2009.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Debt issuance costs, net of amortization	$47,104	$49,103
Investments	6,992	6,251
Other	2,923	2,462

Total other assets	$57,019	$57,816

6. Variable Interest Entities

In accordance with the guidance in ASC Topic 810, Consolidation, including the guidance in ASU 2009-17, the Company consolidates the activities of variable interest entities (“VIEs”) of which it is the primary beneficiary. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether or not the Company owns a variable interest in a VIE, it performs a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements.

The Company’s significant associated VIEs, including those for which the Company has determined it is the primary beneficiary and those for which it has determined it is not, are described below.

Grey Ranch, L.P. Primarily engaged in treating and transportation of natural gas, Grey Ranch, L.P. (“GRLP”) is a limited partnership that operates the Company’s Grey Ranch Plant (the “Plant”) located in Pecos County, Texas. The Company has long-term operating and gathering agreements with GRLP and also owns a 50% ownership in GRLP. Income or losses of GRLP are allocated to the partners based on ownership percentage and any operating or cash shortfalls require contributions from the partners. The Company has determined that GRLP qualifies as a VIE under the provisions of ASC Topic 810. During October 2009, the Company executed amendments to certain agreements related to the ownership and operation of GRLP. The amended operating agreements provide for GRLP to pay management fees to the Company to operate the Plant as well as lease payments on the Plant. Under the operating agreements, lease payments are reduced if throughput volumes are below those expected. The Company has determined that it is the primary beneficiary of GRLP as it has both (i) the power to direct the activities of GRLP that most significantly impact its economic performance as operator of the Plant and (ii) the obligation to absorb losses, as a result of the operating and gathering agreements, that could potentially be significant to GRLP.

Prior to October 2009, the Company accounted for its ownership interest in GRLP using the equity method of accounting; however, due to the amendments discussed above, the Company began consolidating the activity of GRLP in its consolidated financial statements prospectively on the effective date of the amendments, October 1, 2009. The change from equity method accounting to the consolidation of GRLP activity had no effect on the Company’s net income. The ownership interest not held by the Company is presented as noncontrolling interest in the consolidated financial statements.

At March 31, 2010 and December 31, 2009, consolidated amounts related to GRLP included total assets of $19.8 million and $22.5 million, respectively and total liabilities of $0.8 million and $2.0 million, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

GRLP’s assets can only be used to settle its obligations. Although GRLP is included in the Company’s condensed consolidated financial statements, the Company’s interest in GRLP’s assets is limited to its 50% ownership. At March 31, 2010 and December 31, 2009, $11.2 million and $10.0 million of noncontrolling interest in the accompanying condensed consolidated financial statements related to GRLP, respectively. GRLP’s creditors have no recourse to the general credit of the Company.

Grey Ranch Plant Genpar, LLC. The Company owns a 50% interest in Grey Ranch Plant Genpar, LLC (“Genpar”), the managing partner and 1% owner of GRLP. Additionally, the Company serves as Genpar’s administrative manager. Genpar’s ownership interest in GRLP is its only asset.

As managing partner of GRLP, Genpar has the sole right to manage, control and conduct the business of GRLP. However, Genpar is restricted from making certain major decisions, including the decision to remove the Company as operator of the Plant. The rights afforded the Company under the Plant operating agreement and the restrictions on Genpar serve to limit Genpar’s ability to make decisions on behalf of GRLP. Therefore, Genpar is considered a VIE. Although both the Company and Genpar’s other equity owner share equally in Genpar’s economic losses and benefits and also have agreements that may be considered variable interests, the Company determined it was the primary beneficiary due to (i) its ability, as administrative manager, to direct the activities of Genpar that most significantly impact its performance and (ii) its obligation or right, as operator of the Plant, to absorb the losses of or receive benefits from Genpar that could potentially be significant to Genpar. As the primary beneficiary, the Company consolidates Genpar’s activity. However, its sole asset, the investment in GRLP, is eliminated in consolidation. Genpar has no liabilities.

Piñon Gathering Company, LLC. The Company has 20 year gas gathering and operations and maintenance agreements with Piñon Gathering Company, LLC (“PGC”), the entity that purchased the Company’s gathering and compression assets located in the Piñon Field in June 2009. Under the gas gathering agreement, the Company is required to compensate PGC for any throughput shortfalls below a required minimum volume. By guaranteeing a minimum throughput, the Company absorbs the risk that lower than projected volumes will be gathered by the gathering system. Therefore, PGC is a VIE. While the Company operates the assets of PGC as directed under the operations and management agreement, the member and managers of PGC have the authority to directly control PGC and make substantive decisions regarding PGC’s activities including terminating the Company as operator without cause. As the Company does not have the power to control the activities of PGC that most significantly impact PGC’s economic performance, the Company is not the primary beneficiary of PGC.

7. Impairment

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the discounted estimated after-tax future net revenue from proved oil and natural gas properties, excluding future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties, plus the cost of properties not subject to amortization. In calculating future net revenues for the three-month period ended March 31, 2010, prices and costs used are based on the most recent 12-month average. Prior to December 31, 2009, prices and costs used to calculate future net revenues were based on prices on the last day of the period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The Company has entered into various commodity derivative contracts; however, these derivative contracts are not accounted for as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation.

The net book value, less related deferred tax liabilities, is compared to the ceiling limitation on both a quarterly and annual basis. Any excess of the net book value, less related deferred taxes over the ceiling

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

limitation, is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher average oil and natural gas prices may have increased the ceiling limitation in the subsequent period. During the first quarter of 2009, the Company reduced the carrying value of its oil and natural gas properties by $1,304.4 million due to a full cost ceiling limitation. There was no full cost ceiling impairment at March 31, 2010.

8. Costs in Excess of Billings

In June 2008, the Company entered into an agreement with a subsidiary of Occidental Petroleum Corporation (“Occidental”) to construct a CO2 treating plant in Pecos County, Texas (the “Century Plant”) and associated compression and pipeline facilities for $800.0 million. Under this agreement, the Company will construct the Century Plant and Occidental will pay a minimum of 100% of the contract price, plus any subsequent agreed-upon revisions, to the Company through periodic cost reimbursements based upon the percentage of the project completed by the Company. The Century Plant is expected to be completed in two phases with the start-up of Phase I expected in mid 2010. Upon start-up, the Century Plant will be owned and operated by Occidental for the purpose of separating and removing CO2 from natural gas delivered by the Company. Pursuant to a 30-year treating agreement executed simultaneously with the construction agreement, Occidental will remove CO2 from the Company’s delivered production volumes. The Company will retain all methane gas from the Century Plant.

The Company accounts for construction of the Century Plant using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Contract gains or losses will be recorded, as development costs within the Company’s oil and natural gas properties as part of the full cost pool, when it is determined that a gain or loss will be incurred. At March 31, 2010 and December 31, 2009, no amounts had been recorded to the full cost pool in anticipation of probable and estimable gains or losses. Costs in excess of billings were $32.0 million and $12.3 million and are reported as a current asset in the accompanying condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

9. Asset Retirement Obligation

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the period from December 31, 2009 to March 31, 2010 is as follows (in thousands):

Asset retirement obligation, December 31, 2009	$111,137
Liability incurred upon acquiring and drilling wells	1,073
Revisions in estimated cash flows	—
Liability settled in current period	(326)
Accretion of discount expense	2,270

Asset retirement obligation, March 31, 2010	114,154
Less: Current portion	2,553

Asset retirement obligation, net of current	$111,601

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior credit facility	$45,214	$—
Other notes payable:
Drilling rig fleet and related oil field services equipment	13,712	17,375
Mortgage	17,721	17,952
Senior Floating Rate Notes due 2014	350,000	350,000
8.625% Senior Notes due 2015	650,000	650,000
9.875% Senior Notes due 2016, net of $14,074 and $14,479 discount, respectively	351,426	351,021
8.0% Senior Notes due 2018	750,000	750,000
8.75% Senior Notes due 2020, net of $7,296 and $7,410 discount, respectively	442,704	442,590

Total debt	2,620,777	2,578,938
Less: Current maturities of long-term debt	10,367	12,003

Long-term debt	$2,610,410	$2,566,935

For the three months ended March 31, 2010 and 2009, interest payments, net of amounts capitalized, were approximately $9.0 million and $10.0 million, respectively.

Senior Credit Facility. The amount the Company can borrow under its senior secured revolving credit facility (the “senior credit facility”) is limited to a borrowing base, which was $850.4 million at March 31, 2010. The senior credit facility is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below.

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

The senior credit facility contains financial covenants, including maintaining agreed levels for the (i) ratio of total funded debt to EBITDAX (as defined in the senior credit facility), which may not exceed 4.5:1.0 at each quarter end calculated using the last four completed fiscal quarters, (ii) ratio of EBITDAX to interest expense plus current maturities of long-term debt, which must be at least 2.5:1.0 at each quarter end calculated using the last four completed fiscal quarters, and (iii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. In the current ratio calculation (as defined in the senior credit facility) any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. As of and for the three-month period ended March 31, 2010, the Company was in compliance with all of the financial covenants under the senior credit facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The obligations under the senior credit facility are guaranteed by certain Company subsidiaries and are secured by first priority liens on all shares of capital stock of each of the Company’s material present and future subsidiaries; all intercompany debt of the Company; and substantially all of the Company’s assets, including proved oil and natural gas reserves representing at least 80% of the discounted present value (as defined in the senior credit facility) of proved oil and natural gas reserves reviewed in determining the borrowing base for the senior credit facility.

At the Company’s election, interest under the senior credit facility is determined by reference to (a) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum or (b) the ‘base rate,’ which is the higher of (i) the federal funds rate plus 0.5%, (ii) the prime rate published by Bank of America or (iii) the Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum, plus, in each case under scenario (b), an applicable margin between 1.00% and 2.00% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average annual interest rate paid on amounts outstanding under the senior credit facility was 2.26% for the three-month period ended March 31, 2010.

Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed amount. The Company’s borrowing base is redetermined in April and October of each year. See below for a discussion of the April 2010 redetermination. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves, may affect the borrowing base. The Company has, at times, incurred additional costs related to the senior credit facility as a result of changes to the borrowing base. At March 31, 2010, the Company had $45.2 million outstanding under the senior credit facility and $25.6 million in outstanding letters of credit, which affect the availability under the senior credit facility on a dollar-for-dollar basis.

In April 2010, the Company’s senior credit facility was amended and restated, extending the maturity date to April 15, 2014 from November 21, 2011 and affirming the borrowing base at $850.0 million. The amended and restated senior credit facility contains substantially the same covenants as described above. The ratio of total funded debt to EBITDAX changes from the current limit of 4.5:1.0 to 4.25:1.0 effective June 30, 2011 and then to 4.0:1.0 by June 30, 2012. The ratio of EBITDAX to interest expense plus current maturities of long-term debt covenant has been eliminated and the Company’s ability to make investments has been increased.

Other Notes Payable. The Company has financed a portion of its drilling rig fleet and related oil field services equipment through the issuance of notes secured by such equipment. At March 31, 2010, the aggregate outstanding balance of these notes was $13.7 million, with annual fixed interest rates ranging from 7.77% to 8.67%. The notes have a final maturity date of December 1, 2011 and require aggregate monthly installments of principal and interest in the amount of $0.7 million. The notes have a prepayment penalty (currently ranging from 0.50% to 1.00%) that is triggered if the Company repays the notes prior to maturity.

The debt incurred to purchase the downtown Oklahoma City property that serves as the Company’s corporate headquarters is fully secured by a mortgage on one of the buildings and a parking garage located on the property. The note underlying the mortgage bears interest at 6.08% annually and matures on November 15, 2022. Payments of principal and interest in the amount of approximately $0.5 million are due on a quarterly basis through the maturity date. During 2010, the Company expects to make payments of principal and interest on this note totalling $0.9 million and $1.1 million, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Floating Rate Notes Due 2014 and 8.625% Senior Notes Due 2015. The Company’s Senior Floating Rate Notes due 2014 (the “Senior Floating Rate Notes”) and 8.625% Senior Notes due 2015 (the “8.625% Senior Notes”) were issued in May 2008 and are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries. See Note 19 for condensed financial information of the subsidiary guarantors.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.625% (3.88% at March 31, 2010). Interest is payable quarterly with principal due on April 1, 2014. The average interest rate paid on the outstanding Senior Floating Rate Notes for the three months ended March 31, 2010 was 3.88% without consideration of the interest rate swap discussed below. The 8.625% Senior Notes bear interest at a fixed rate of 8.625% per annum with the principal due on April 1, 2015. Under the terms of the 8.625% Senior Notes, interest is payable semi-annually and, through the interest payment due on April 1, 2011, interest may be paid, at the Company’s option, either entirely in cash or entirely with additional fixed rate senior notes. If the Company elects to pay the interest due during any period in additional fixed rate senior notes, the interest rate will increase to 9.375% during that period. All interest payments made to date on the 8.625% Senior Notes have been paid in cash. Based on the terms of the 8.625% Senior Notes, there is one remaining interest period in which the Company has the option to pay interest due in additional fixed rate senior notes.

The Company has entered into two $350.0 million notional interest rate swap agreements to fix the variable LIBOR interest rate on the Senior Floating Rate Notes through April 1, 2013. The first interest rate swap agreement fixes the LIBOR interest on the Senior Floating Rate Notes at an annual rate of 6.26% through April 1, 2011. The second interest rate swap agreement fixes the LIBOR rate on the Senior Floating Rate Notes at an annual rate of 6.69% for the period from April 1, 2011 to April 1, 2013. The two interest rate swaps effectively serve to fix the Company’s variable interest rate on its Senior Floating Rate Notes for the majority of the term of these notes. These swaps have not been designated as hedges.

The Company may redeem, at specified redemption prices, some or all of the Senior Floating Rate Notes at any time and some or all of the 8.625% Senior Notes on or after April 1, 2011.

The $26.3 million of debt issuance costs associated with the Senior Floating Rate Notes and the 8.625% Senior Notes are included in other assets in the condensed consolidated balance sheets and are being amortized over the term of the notes.

9.875% Senior Notes Due 2016. The Company’s unsecured 9.875% Senior Notes due 2016 (the “9.875% Senior Notes”) were issued in May 2009 and bear interest at a fixed rate of 9.875% per annum, payable semi-annually, with the principal due on May 15, 2016. The 9.875% Senior Notes were issued at a discount, which will be amortized into interest expense over the term of the notes. The 9.875% Senior Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries.

In conjunction with the issuance of the 9.875% Senior Notes, the Company entered into a Registration Rights Agreement requiring the Company to register these notes by May 16, 2010 if they are not already freely tradable at that time. The Company is required to pay additional interest if it fails to fulfill its obligations under the agreement within the specified time periods. The Company expects the 9.875% Senior Notes to become fully tradable on May 14, 2010.

Debt issuance costs of $7.9 million incurred in connection with the offering of the 9.875% Senior Notes are included in other assets in the condensed consolidated balance sheets and are being amortized over the term of the notes.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.0% Senior Notes Due 2018. The Company’s unsecured 8.0% Senior Notes due 2018 (the “8.0% Senior Notes”) were issued in May 2008 and bear interest at a fixed rate of 8.0% per annum, payable semi-annually, with the principal due on June 1, 2018. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally, unconditionally guaranteed on an unsecured basis, by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries, and are freely tradable.

The Company incurred $16.0 million of debt issuance costs in connection with the offering of the 8.0% Senior Notes. These costs are included in other assets in the condensed consolidated balance sheets and are being amortized over the term of the notes.

8.75% Senior Notes Due 2020. The Company’s unsecured 8.75% Senior Notes due 2020 (the “8.75% Senior Notes”) were issued in December 2009 and bear interest at a fixed rate of 8.75% per annum, payable semi-annually, with the principal due on January 15, 2020. The 8.75% Senior Notes were issued at a discount which is amortized into interest expense over the term of the notes. The notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries.

In conjunction with the issuance of the 8.75% Senior Notes, the Company entered into a Registration Rights Agreement requiring the Company to register these notes by December 16, 2010. The Company is required to pay additional interest if it fails to fulfill its obligations under the agreement within the specified time periods.

Debt issuance costs of $9.7 million incurred in connection with the offering of the 8.75% Senior Notes are included in other assets in the condensed consolidated balance sheets and are being amortized over the term of the notes.

The indentures governing all of the senior notes contain financial covenants similar to those of the senior credit facility and include limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and for the three-month period ended March 31, 2010, the Company was in compliance with all of the covenants contained in the indentures governing the senior notes.

11. Derivatives

The Company’s derivative contracts have not been designated as hedges. The Company records all derivative contracts, which include commodity derivatives and interest rate swaps, at fair value. Changes in derivative contract fair values are recognized in earnings. Cash settlements and valuation gains and losses are included in gain on derivative contracts for the commodity derivative contracts and in interest expense for the interest rate swaps in the condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly basis. Settlements on the interest rate swaps occur quarterly. Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the condensed consolidated balance sheets.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company manages this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to a portion of its projected oil and natural gas sales. None of the Company’s derivative contracts may be terminated early as a result of a party to the contract having its credit rating downgraded. At March 31, 2010 and December 31, 2009, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are described below:

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

The Company has entered into two interest rate swap agreements to manage the interest rate risk on a portion of its floating rate debt by effectively fixing the variable interest rate on its Senior Floating Rate Notes. See Note 10 for further discussion of the Company’s interest rate swaps.

Fair Value of Derivatives. In accordance with ASC Topic 815, the following table presents the fair value of the Company’s derivative contracts as of March 31, 2010 and December 31, 2009 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	March 31, 2010	December 31, 2009
Derivative assets:
Oil price swaps	Derivative contracts-current	$9,030	$2,849
Natural gas swaps	Derivative contracts-current	190,984	152,986
Oil price swaps	Derivative contracts-noncurrent	10,308	5,362

Derivative liabilities:
Oil price swaps	Derivative contracts-current	(10,248)	(4,127)
Natural gas swaps	Derivative contracts-current	(48,350)	(45,714)
Interest rate swaps	Derivative contracts-current	(7,437)	(7,080)
Oil price swaps	Derivative contracts-noncurrent	(10,888)	(2,262)
Natural gas swaps	Derivative contracts-noncurrent	(75,325)	(62,941)
Interest rate swaps	Derivative contracts-noncurrent	(4,709)	(1,219)

Total net derivative contracts		$53,365	$37,854

Refer to Note 3 for additional discussion on the fair value measurement of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the effect of the Company’s derivative contracts on the condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009 (in thousands):

Type of Contract	Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income
		2010	2009
Interest rate swap	Interest expense	$5,935	$1,287
Oil and natural gas swaps	Gain on derivative contracts	(61,952)	(206,647)

Total		$(56,017)	$(205,360)

The following table summarizes the cash settlements and valuation gains and losses on the commodity derivative contracts for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Realized gain	$(42,593)	$(98,389)
Unrealized gain	(19,359)	(108,258)

Gain on derivative contracts	$(61,952)	$(206,647)

Net losses of $5.9 million ($3.8 million unrealized loss and $2.1 million realized loss) and $1.3 million ($0.3 million unrealized loss and $1.0 million realized loss) related to the interest rate swaps discussed above were included in interest expense in the accompanying condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, respectively.

On March 31, 2010, the Company’s open oil and natural gas commodity derivative contracts consisted of the following:

Oil

Period and Type of Contract	Notional (in MBbls)	Weighted Avg. Fixed Price
April 2010 — June 2010
Price swap contracts	1,092	$82.05
July 2010 — September 2010
Price swap contracts	1,104	$82.05
October 2010 — December 2010
Price swap contracts	1,196	$82.11
January 2011 — March 2011
Price swap contracts	1,260	$86.26
April 2011 — June 2011
Price swap contracts	1,274	$86.26
July 2011 — September 2011
Price swap contracts	1,472	$85.90
October 2011 — December 2011
Price swap contracts	1,472	$85.90

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Period and Type of Contract	Notional (in MBbls)	Weighted Avg. Fixed Price
January 2012 — March 2012
Price swap contracts	1,638	$87.08
April 2012 — June 2012
Price swap contracts	1,729	$86.98
July 2012 — September 2012
Price swap contracts	1,778	$86.96
October 2012 — December 2012
Price swap contracts	1,840	$86.91

Natural Gas

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price
April 2010 — June 2010
Price swap contracts	19,793	$7.32
Basis swap contracts	20,475	$(0.74)
July 2010 — September 2010
Price swap contracts	20,010	$7.55
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	20,010	$7.97
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	25,650	$(0.47)
April 2011 — June 2011
Basis swap contracts	25,935	$(0.47)
July 2011 — September 2011
Basis swap contracts	26,220	$(0.47)
October 2011 — December 2011
Basis swap contracts	26,220	$(0.47)
January 2012 — March 2012
Basis swap contracts	28,210	$(0.55)
April 2012 — June 2012
Basis swap contracts	28,210	$(0.55)
July 2012 — September 2012
Basis swap contracts	28,520	$(0.55)
October 2012 — December 2012
Basis swap contracts	28,520	$(0.55)
January 2013 — March 2013
Basis swap contracts	3,600	$(0.46)
April 2013 — June 2013
Basis swap contracts	3,640	$(0.46)
July 2013 — September 2013
Basis swap contracts	3,680	$(0.46)
October 2013 — December 2013
Basis swap contracts	3,680	$(0.46)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing income taxes on a current year-to-date basis.

The provision (benefit) for income taxes consisted of the following components for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Current:
Federal	$—	$(2,166)
State	12	997

	12	(1,169)

Deferred:
Federal	—	—
State	—	—

	—	—

Total provision (benefit)	$12	$(1,169)

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance as necessary when a determination is made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. As of December 31, 2008, the Company determined it was appropriate to record a full valuation allowance against its net deferred tax asset. For the three-month period ended March 31, 2010, the Company continued to have a full valuation allowance against its net deferred tax asset resulting in a low effective tax rate for the period.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced an ownership change within the meaning of IRC Section 382 on December 31, 2008. The ownership change subjected $305.0 million of federal net operating loss carryforwards to the IRC Section 382 limitation which could result in a material amount of these carryforwards expiring unused. The limitation did not result in a current federal tax liability for the three-month period ended March 31, 2010.

No reserves for uncertain income tax positions have been recorded pursuant to the guidance for uncertainty in income taxes under ASC Topic 740, Income Taxes. Tax years 1999 to present remain open for the majority of taxing authorities due to net operating loss carryforwards from those years. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company did not have an accrued liability for interest and penalties at March 31, 2010.

For the three months ended March 31, 2010 and March 31, 2009, income tax payments, net of refunds, were approximately ($3.4) million and ($0.5) million, respectively.

13. Earnings (Loss) Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the period, but also include the dilutive effect of awards of restricted stock and outstanding convertible preferred stock. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share, for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Weighted average basic common shares outstanding	209,145	163,321
Effect of dilutive securities:
Restricted stock	787	—
Convertible preferred stock	—	—

Weighted average diluted common and potential common shares outstanding	209,932	163,321

For the three-month period ended March 31, 2009, restricted stock awards covering 4.2 million shares were excluded from the computation of net loss per share because their effect would have been antidilutive.

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding 8.5% convertible perpetual preferred stock and 6.0% convertible perpetual preferred stock (see Note 15) for the three-month period ended March 31, 2010 and its outstanding 8.5% convertible perpetual preferred stock for the three-month period ended March 31, 2009. Under this method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available to common stockholders. The Company determined the if-converted method was not more dilutive and included preferred stock dividends in the determination of income available to common stockholders for the three-month periods ended March 31, 2010 and 2009.

14. Commitments and Contingencies

On April 3, 2010, the Company and one of its subsidiaries entered into an agreement to acquire all of the outstanding shares of common stock of Arena for a combination of company common stock and cash. Since the announcement of the transaction, nine putative class action lawsuits have been filed in Oklahoma and in Nevada by Arena shareholders, purportedly on behalf of persons similarly situated, challenging the transaction. The lawsuits contain substantially the same allegations — that Arena’s directors breached their fiduciary duties by negotiating and approving the transaction and by administering a sale process that failed to maximize shareholder value and that Arena, the Company, and/or a subsidiary of the Company aided and abetted such breaches of fiduciary duty. The lawsuits seek, among other relief, an injunction preventing the consummation of the merger and, in certain cases, unspecified damages. The Company believes all of the lawsuits are without merit and intends to defend itself vigorously against them.

In addition, the Company is a defendant in lawsuits from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Equity

Preferred Stock. The following table presents information regarding the Company’s preferred stock (in thousands):

	March 31, 2010	December 31, 2009
Shares authorized	50,000	50,000
Shares outstanding at end of period:
8.5% Convertible perpetual preferred stock	2,650	2,650
6.0% Convertible perpetual preferred stock	2,000	2,000

The Company is authorized to issue 50,000,000 shares of preferred stock, $0.001 par value, of which 4,650,000 shares were designated as convertible perpetual preferred stock at March 31, 2010 and December 31, 2009.

8.5% Convertible perpetual preferred stock. The Company’s 8.5% convertible perpetual preferred stock was issued in January 2009. Each share of 8.5% convertible perpetual preferred stock has a liquidation preference of $100 and is convertible at the holder’s option at any time initially into approximately 12.4805 shares of the Company’s common stock based on an initial conversion price of $8.01, subject to adjustments upon the occurrence of certain events. Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $8.50 per share to be paid semi-annually in cash, common stock or a combination thereof, at the Company’s election. The first dividend payment was paid in cash in February 2010. Approximately $2.8 million in both paid and unpaid dividends, totaling approximately $5.6 million, on the 8.5% convertible perpetual preferred stock have been included in the Company’s earnings per share calculations for the three-month period ended March 31, 2010 as presented in the accompanying condensed consolidated statements of operations. The 8.5% convertible perpetual preferred stock is not redeemable by the Company at any time. After February 20, 2014, the Company may cause all outstanding shares of the convertible perpetual preferred stock to automatically convert into common stock at the then-prevailing conversion rate if certain conditions are met.

6.0% Convertible perpetual preferred stock. The Company’s 6.0% convertible perpetual preferred stock was issued in December 2009. Each share of the 6.0% convertible perpetual preferred stock has a liquidation preference of $100 and is entitled to an annual dividend of $6.00 payable semi-annually in cash, common stock or any combination thereof, at the Company’s election, beginning on July 15, 2010. Approximately $3.0 million in unpaid dividends on the 6.0% convertible perpetual preferred stock has been included in the Company’s earnings per share calculations for the three-month period ended March 31, 2010 as presented in the accompanying condensed consolidated statements of operations. The 6.0% convertible perpetual preferred stock is not redeemable by the Company at any time. Each share is initially convertible into 9.21 shares of the Company’s common stock, at the holder’s option, at any time on or after February 1, 2010 based on an initial conversion price of $10.86 and subject to customary adjustments in certain circumstances. Five years after their issuance, all outstanding shares of the convertible preferred stock will be converted automatically into shares of the Company’s common stock at the then-prevailing conversion price as long as all dividends accrued at that time have been paid.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common Stock. The following table presents information regarding the Company’s common stock (in thousands):

	March 31, 2010	December 31, 2009
Shares authorized	400,000	400,000
Shares outstanding at end of period	210,788	208,715
Shares held in treasury	2,173	1,866

Treasury Stock. The Company makes required tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. As a result of such transactions, the Company withheld approximately 261,000 shares with a total value of $2.8 million and approximately 70,000 shares with a total value of $0.5 million during the three-month periods ended March 31, 2010 and 2009, respectively. These shares were accounted for as treasury stock. Also accounted for as treasury shares are any shares of Company common stock held as assets in a trust for the Company’s non-qualified deferred compensation plan. These shares are therefore not included as outstanding shares of common stock in this Quarterly Report. For corporate purposes and for purposes of voting at Company stockholder meetings, these shares are considered outstanding and have voting rights, which are exercised by the Company.

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

For the three-month periods ended March 31, 2010 and 2009, the Company recognized equity compensation expense, net of amounts capitalized of $1.2 million, related to restricted common stock of $6.9 million and $5.2 million, respectively.

Noncontrolling Interest. Noncontrolling interests in certain of the Company’s subsidiaries represent third-party ownership interests in the consolidated entity and are included as a component of equity in the condensed consolidated balance sheets and condensed consolidated statement of changes in equity as required by ASC Topic 810, Consolidation.

The following table presents a reconciliation of the activity for noncontrolling interest in certain of the Company’s subsidiaries for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance, December 31	$10,052	$30
Distributions to noncontrolling interest owners	(4)	(11)
Net income attributable to noncontrolling interest	1,138	3

Ending balance, March 31	$11,186	$22

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Related Party Transactions

The Company enters into transactions in the ordinary course of business with certain of its stockholders and other related parties. These transactions primarily consist of purchases of gas treating services and drilling equipment and sales of oil field services, equipment and natural gas. Following is a summary of significant transactions with such related parties (in thousands):

	Three Months Ended March 31,
	2010	2009
Sales to and reimbursements from related parties	$6,613	$3,813

Purchases from related parties	$2,176	$8,942

	March 31, 2010	December 31, 2009
Accounts Receivable due from related parties	$113	$64

Accounts Payable due to related parties	$50	$860

Oklahoma City Thunder Agreements. The Company’s Chairman and Chief Executive Officer owns a minority interest in a limited liability company which owns and operates the Oklahoma City Thunder, a National Basketball Association team playing in Oklahoma City, where the Company is headquartered. The Company, like four other Oklahoma City companies, has a five-year sponsorship agreement whereby the Company pays approximately $3.3 million per year for advertising and promotional activities related to the Oklahoma City Thunder. Additionally, the Company entered into an agreement to license a suite at the arena where the Oklahoma City Thunder plays its home games. Under this four-year agreement, the Company will pay an annual license fee of $0.2 million.

Larclay, L.P. Until April 15, 2009, Lariat and its partner Clayton Williams Energy, Inc. (“CWEI”) each owned a 50% interest in Larclay, L.P. (“Larclay”), a limited partnership, and, until such time, Lariat operated the rigs owned by Larclay. On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay pursuant to the terms of an Assignment and Assumption Agreement (the “Larclay Assignment”) entered into between Lariat and CWEI on March 13, 2009. Pursuant to the Larclay Assignment, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay. The Company fully impaired both the investment in and notes receivable due from Larclay at December 31, 2008. There were no additional losses on Larclay during the three-month period ended March 31, 2009 or as a result of the Larclay Assignment. For the three-month period ended March 31, 2009, sales to and reimbursements from Larclay were $2.7 million and purchases of services from Larclay were $1.8 million.

17. Subsequent Events

Events occurring after March 31, 2010 were evaluated to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

In April 2010, the Company and a subsidiary of the Company entered into a merger agreement with Arena whereby the Company will acquire Arena and, in connection therewith, issue 4.7771 shares of Company common stock and pay $2.50 in cash for each share of Arena common stock outstanding. Based upon the closing price of the Company’s stock on April 1, 2010, the consideration to be received by Arena shareholders is valued

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

at $40.00 per share. Completion of the transaction is contingent upon approval by stockholders of both companies as well as other customary closing conditions. On April 30, 2010, the companies were notified that early termination of the waiting period mandated under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 had been granted effective immediately. The meetings of the Company’s and Arena’s stockholders to approve the transaction have been set for June 8, 2010, and the record date for such meetings is May 5, 2010. SandRidge will be the surviving parent company after completion of the merger. Arena is an oil and gas exploration, development and production company with current operations in Texas, Oklahoma, Kansas and New Mexico.

In April 2010, the Company amended and restated its $1.75 billion senior credit facility, extending the maturity date to April 15, 2014 from November 21, 2011 and affirming the borrowing base at $850.0 million.

18. Business Segment Information

The Company has three business segments: exploration and production, drilling and oil field services and midstream gas services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the acquisition, development and production of oil and natural gas properties. The drilling and oil field services segment is engaged in the land contract drilling of oil and natural gas wells. The midstream gas services segment is engaged in the purchasing, gathering, processing, treating and selling of natural gas. The All Other column in the tables below includes items not related to the Company’s reportable segments, including the Company’s CO2 gathering and sales operations and corporate operations.

As further discussed in Note 19, SandRidge Energy, Inc., the parent company, contributed its oil and natural gas related assets and liabilities to one of its wholly owned subsidiaries effective as of May 1, 2009. As a result, the financial information of SandRidge Energy, Inc. is now included in the All Other column in the table below. This information was previously included in the exploration and production segment. This presentation is consistent with how the Company’s management evaluates the business segments. All periods presented below reflect this change in presentation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses and depreciation, depletion and amortization. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Three Months Ended March 31, 2010
Revenues	$170,184	$86,074	$82,537	$10,453	$349,248
Inter-segment revenue	(65)	(80,314)	(55,011)	(2,864)	(138,254)

Total revenues	$170,119	$5,760	$27,526	$7,589	$210,994

Operating income (loss)	$110,023	$(4,301)	$1,254	$(17,806)	$89,170
Interest income (expense), net	79	(313)	(138)	(61,648)	(62,020)
Other income, net	768	—	—	468	1,236

Income (loss) before income taxes	$110,870	$(4,614)	$1,116	$(78,986)	$28,386

Capital expenditures(1)	$192,077	$9,417	$20,422	$6,665	$228,581

Depreciation, depletion and amortization	$52,993	$7,330	$876	$3,382	$64,581

At March 31, 2010
Total assets	$2,411,894	$219,109	$123,895	$216,767	$2,971,665

Three Months Ended March 31, 2009
Revenues	$121,933	$93,814	$94,367	$5,896	$316,010
Inter-segment revenue	(66)	(87,503)	(68,953)	(475)	(156,997)

Total revenues	$121,867	$6,311	$25,414	$5,421	$159,013

Operating (loss) income(2)	$(1,095,862)	$(2,755)	$210	$(17,873)	$(1,116,280)
Interest expense, net	(359)	(633)	—	(39,745)	(40,737)
Other income, net	760	—	234	—	994

(Loss) income before income taxes	$(1,095,461)	$(3,388)	$444	$(57,618)	$(1,156,023)

Capital expenditures(1)	$261,884	$2,377	$23,948	$8,951	$297,160

Depreciation, depletion and amortization	$60,760	$7,286	$1,842	$2,931	$72,819

At December 31, 2009
Total assets	$2,222,724	$229,507	$110,757	$217,329	$2,780,317

(1)	Capital expenditures are presented on an accrual basis.
(2)	The operating loss for the exploration and production segment for the three-month period ended March 31, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on the Company’s oil and natural gas properties.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19. Condensed Consolidating Financial Information

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

Effective May 1, 2009, SandRidge Energy, Inc., the parent, contributed all of its rights, title and interest in its oil and natural gas related assets and accompanying liabilities to one of its wholly owned guarantor subsidiaries, leaving it with no oil or natural gas related assets or operations.

The following condensed consolidating financial information represents the financial information of SandRidge Energy, Inc., and its wholly owned subsidiary guarantors, prepared on the equity basis of accounting. The non-guarantor subsidiaries are minor and, therefore, not presented separately. The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the subsidiary guarantors operated as independent entities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$155	$2,416	$—	$2,571
Accounts receivable, net	691,545	236,411	(831,801)	96,155
Derivative contracts	—	141,569	—	141,569
Other current assets	—	49,922	—	49,922

Total current assets	691,700	430,318	(831,801)	290,217
Property, plant and equipment, net	—	2,596,609	—	2,596,609
Investment in subsidiaries	1,902,587	—	(1,902,587)	—
Other assets	47,106	37,733	—	84,839

Total assets	$2,641,393	$3,064,660	$(2,734,388)	$2,971,665

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$222,421	$912,983	$(831,801)	$303,603
Other current liabilities	7,438	13,072	—	20,510

Total current liabilities	229,859	926,055	(831,801)	324,113
Long-term debt	2,589,344	21,066	—	2,610,410
Asset retirement obligation	—	111,601	—	111,601
Other liabilities	4,709	92,162	—	96,871

Total liabilities	2,823,912	1,150,884	(831,801)	3,142,995

(Deficit) equity	(182,519)	1,913,776	(1,902,587)	(171,330)

Total liabilities and equity	$2,641,393	$3,064,660	$(2,734,388)	$2,971,665

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2010
Total revenues	$—	$210,994	$—	$210,994
Expenses:
Direct operating expenses	—	87,521	—	87,521
General and administrative	77	31,597	—	31,674
Depreciation, depletion, amortization and impairment	—	64,581	—	64,581
Gain on derivative contracts	—	(61,952)	—	(61,952)

Total expenses	77	121,747	—	121,824

(Loss) income from operations	(77)	89,247	—	89,170
Equity earnings from subsidiaries	88,701	—	(88,701)	—
Interest expense, net	(61,376)	(644)	—	(62,020)
Other income, net	—	1,236	—	1,236

Income before income tax expense	27,248	89,839	(88,701)	28,386
Income tax expense	12	—	—	12

Net income	27,236	89,839	(88,701)	28,374
Less: net income attributable to noncontrolling interest	—	1,138	—	1,138

Net income attributable to SandRidge Energy, Inc.	$27,236	$88,701	$(88,701)	$27,236

Three Months Ended March 31, 2009
Total revenues	$48,683	$112,388	$(2,058)	$159,013
Expenses:
Direct operating expenses	22,176	56,100	(2,058)	76,218
General and administrative	10,363	18,122	—	28,485
Depreciation, depletion, amortization and impairment	622,789	754,448	—	1,377,237
Gain on derivative contracts	(206,647)	—	—	(206,647)

Total expenses	448,681	828,670	(2,058)	1,275,293

Loss from operations	(399,998)	(716,282)	—	(1,116,280)
Equity earnings from subsidiaries	(716,361)	—	716,361	—
Interest expense, net	(39,769)	(968)	—	(40,737)
Other income, net	102	892	—	994

Loss before income tax benefit	(1,156,026)	(716,358)	716,361	(1,156,023)
Income tax benefit	(1,169)	—	—	(1,169)

Net loss	(1,154,857)	(716,358)	716,361	(1,154,854)
Less: net income attributable to noncontrolling interest	—	3	—	3

Net loss attributable to SandRidge Energy, Inc.	$(1,154,857)	$(716,361)	$716,361	$(1,154,857)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2010
Net cash (used in) provided by operating activities	$(31,065)	$178,667	$—	$147,602
Net cash used in investing activities	—	(179,879)	—	(179,879)
Net cash provided by (used in) financing activities	30,881	(3,894)	—	26,987

Net decrease in cash and cash equivalents	(184)	(5,106)	—	(5,290)
Cash and cash equivalents at beginning of year	339	7,522	—	7,861

Cash and cash equivalents at end of period	$155	$2,416	$—	$2,571

Three Months Ended March 31, 2009
Net cash (used in) provided by operating activities	$(99,420)	$174,764	$—	$75,344
Net cash used in investing activities	(178,614)	(171,323)	—	(349,937)
Net cash provided by (used in) financing activities	278,062	(4,029)	—	274,033

Net increase (decrease) in cash and cash equivalents	28	(588)	—	(560)
Cash and cash equivalents at beginning of year	18	618	—	636

Cash and cash equivalents at end of period	$46	$30	$—	$76

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2009 Form 10-K.

The financial information with respect to the three-month periods ended March 31, 2010 and March 31, 2009 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview of Our Company

We are an independent oil and natural gas company concentrating on exploration, development and production activities related to the exploitation of our significant holdings in west Texas. Our primary areas of focus are the West Texas Overthrust (“WTO”) and the Permian Basin. The WTO is a natural gas-prone geological region where we have operated since 1986. The WTO includes the Piñon gas field. Additionally, we focus on the exploration, development and production of our properties in the Permian Basin including properties acquired in December 2009 from Forest Oil Corporation and one of its subsidiaries (collectively, “Forest”), as described below. We also operate interests in the Mid-Continent, the Cotton Valley Trend in east Texas, the Gulf Coast and the Gulf of Mexico.

In December 2009, we purchased oil and natural gas properties located in the Permian Basin from Forest, consisting primarily of six operated areas in the Central Basin Platform and greater Permian Basin area of western Texas and eastern New Mexico. Approximately 98% of the production associated with these properties is operated and the properties cover over 90,000 net acres, of which nearly 80% is held by production. The acquisition of properties from Forest expanded our holdings in the Central Basin Platform of the Permian Basin and added significant Permian Basin oil production in the Midland and Delaware Basins in Texas as well as the Northwest Shelf in New Mexico.

We currently generate the majority of our consolidated revenues and cash flow from the production and sale of oil and natural gas. Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and on our ability to find and economically develop and produce oil and natural gas reserves. Prices for oil and natural gas fluctuate widely. In order to reduce our exposure to these fluctuations, we enter into derivative commodity contracts for a portion of our anticipated future oil and natural gas production. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital expenditure programs.

We operate businesses that are complementary to our exploration, development and production activities. We own related gas gathering and treating facilities, a gas marketing business and an oil field services business. The extent to which each of these supplemental businesses contributes to our consolidated results of operations is largely determined by the amount of work each performs for third parties. Revenues and costs related to work performed by these businesses for our own account are eliminated in consolidation and, therefore, do not contribute to our consolidated results of operations.

Recent Developments

Arena Acquisition. In April 2010, we entered into a merger agreement with Arena whereby we will acquire Arena and, in connection therewith, issue 4.7771 shares of common stock and pay $2.50 in cash for each share of Arena common stock outstanding. Based upon the closing price of our stock on April 1, 2010, the consideration to be received by Arena shareholders is valued at $40.00 per share. Completion of the transaction is contingent upon approval by stockholders of both companies as well as other customary closing conditions. On April 30, 2010, the companies were notified that early termination of the waiting period mandated under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 had been granted effective immediately. The meetings of our and Arena’s stockholders to approve the transaction have been set for June 8, 2010 and the record date for such meetings is May 5, 2010. SandRidge will be the surviving parent company after completion of the merger. Arena is an oil and gas exploration, development and production company with current operations in Texas, Oklahoma, Kansas and New Mexico.

Senior Credit Facility Amendment. In April 2010, we extended the maturity of our senior credit facility. The amendment and restatement of the $1.75 billion senior credit facility extends the maturity date to April 15, 2014 from November 21, 2011 and affirms the borrowing base at $850.0 million.

Results by Segment

We operate in three business segments: exploration and production, drilling and oil field services and midstream gas services. The All Other column in the tables below includes items not related to our reportable segments such as our CO2 gathering and sales operations and corporate operations. SandRidge Energy, Inc., the parent company, contributed its oil and natural gas related assets and liabilities to one of its wholly owned subsidiaries, effective as of May 1, 2009. As a result, the financial information of SandRidge Energy, Inc. is now included in the All Other column in the table below. This information was previously included in the exploration and production segment. This presentation is consistent with how management evaluates the business segments. All periods presented below reflect this change in presentation.

Management evaluates the performance of our business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses. Results of these measurements provide important information to us about the activity and profitability of our lines of business. Set forth in the table below is financial information regarding each of our business segments for the three-month periods ended March 31, 2010 and 2009 (in thousands).

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Three Months Ended March 31, 2010
Revenues	$170,184	$86,074	$82,537	$10,453	$349,248
Inter-segment revenue	(65)	(80,314)	(55,011)	(2,864)	(138,254)

Total revenues	$170,119	$5,760	$27,526	$7,589	$210,994

Operating income (loss)	$110,023	$(4,301)	$1,254	$(17,806)	$89,170
Interest income (expense), net	79	(313)	(138)	(61,648)	(62,020)
Other income, net	768	—	—	468	1,236

Income (loss) before income taxes	$110,870	$(4,614)	$1,116	$(78,986)	$28,386

Three Months Ended March 31, 2009
Revenues	$121,933	$93,814	$94,367	$5,896	$316,010
Inter-segment revenue	(66)	(87,503)	(68,953)	(475)	(156,997)

Total revenues	$121,867	$6,311	$25,414	$5,421	$159,013

Operating (loss) income(1)	$(1,095,862)	$(2,755)	$210	$(17,873)	$(1,116,280)
Interest expense, net	(359)	(633)	—	(39,745)	(40,737)
Other income, net	760	—	234	—	994

(Loss) income before income taxes	$(1,095,461)	$(3,388)	$444	$(57,618)	$(1,156,023)

(1)	The operating loss for the exploration and production segment for the three-month period ended March 31, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on our oil and natural gas properties.

Exploration and Production Segment

The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our oil and natural gas production, the quantity of oil and natural gas we produce and changes in the fair value of commodity derivative contracts we use to reduce the volatility of the prices we receive for our oil and natural gas production. Quarterly comparisons of production and price data are presented in the tables below. Changes in our results reflect, in part, the acquisition of oil and natural gas properties from Forest in December 2009, which impacted our production volumes, revenues and operating income for our exploration and production segment.

	Three Months Ended March 31,		Change
	2010	2009	Amount	Percent
Production data:
Oil (MBbls)(1)	1,211	718	493	68.7%
Natural gas (MMcf)	19,057	24,432	(5,375)	(22.0)%
Combined equivalent volumes (MMcfe)	26,320	28,739	(2,419)	(8.4)%
Average daily combined equivalent volumes (MMcfe/d)	292.4	319.3	(26.9)	(8.4)%

Average prices — as reported(2):
Oil (per Bbl)(1)	$66.50	$38.44	$28.06	73.0%
Natural gas (per Mcf)	$4.67	$3.83	$0.84	21.9%
Combined equivalent (per Mcfe)	$6.44	$4.22	$2.22	52.6%

Average prices — including impact of derivative contract settlements:
Oil (per Bbl)(1)	$69.09	$43.65	$25.44	58.3%
Natural gas (per Mcf)	$6.75	$7.71	$(0.96)	(12.5)%
Combined equivalent (per Mcfe)	$8.06	$7.64	$0.42	5.5%

(1)	Includes natural gas liquids.
(2)	Prices represent actual average prices for the periods presented and do not give effect to derivative transactions.

Exploration and Production Segment — Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Exploration and production segment revenues increased $48.2 million, or 39.6%, to $170.1 million in the three months ended March 31, 2010 from $121.9 million in the three months ended March 31, 2009, as a result of a 52.6% increase in the combined average price we received for our oil and natural gas production. This increase in prices received was partially offset by the 8.4% decrease in combined production volumes. In the three-month period ended March 31, 2010, oil production increased by 493 MBbls to 1,211 MBbls and natural gas production decreased by 5.4 Bcf to 19.1 Bcf from the comparable period in 2009. The increase in oil production was due to the addition of Permian Basin properties acquired from Forest and a focus on increased oil drilling in the first quarter of 2010. The decrease in natural gas production was due to the effects of fewer rigs drilling for natural gas beginning in 2009 due to the decline in natural gas prices. Drilling activity declined from a high of 47 rigs working in 2008 to a low of 4 rigs working in 2009.

The average price received for our oil production increased 73.0%, or $28.06 per barrel, to $66.50 per barrel during the three months ended March 31, 2010 from $38.44 per barrel during the same period in 2009. The average price we received for our natural gas production for the three-month period ended March 31, 2010 increased 21.9%, or $0.84 per Mcf, to $4.67 per Mcf from $3.83 per Mcf in the comparable period in 2009. Including the impact of derivative contract settlements, the effective price received for oil for the three-month period ended March 31, 2010 was $69.09 per Bbl compared to $43.65 per Bbl during the same period in 2009. Including the impact of derivative contract settlements, the effective price received for natural gas for the three-month period ended March 31, 2010 was $6.75 per Mcf compared to $7.71 per Mcf during the same period in 2009. During 2009 and continuing into 2010, we entered into derivative contracts to mitigate the impact of commodity price fluctuations on our production through 2012. Due to the long-term nature of our investment in the development of our properties, we enter into oil and natural gas swaps and natural gas basis swaps for a portion of our production in order to stabilize future cash inflows for planning purposes. Our derivative contracts are not designated as hedges and, as a result, gains or losses on commodity derivative contracts are recorded as a component of operating expenses. Internally, management views the settlement of such derivative contracts as adjustments to the price received for oil and natural gas production to determine “effective prices.”

During the three-month period ended March 31, 2010, the exploration and production segment reported a $62.0 million net gain on our commodity derivative positions ($42.6 million realized gain and $19.4 million unrealized gain) compared to a $206.6 million net gain on our commodity derivative positions ($98.3 million realized gain and $108.3 million unrealized gain) in the same period in 2009. The realized gain of $42.6 million for the three months ended March 31, 2010 was primarily due to lower natural gas prices at the time of settlement compared to the contract price. The differential between the natural gas price at the time of settlement and the contract price was lower during the three-month period ended March 31, 2010 than during the same period in 2009, resulting in a decrease to the amount of gains realized. Unrealized gains or losses on derivative contracts represent the change in fair value of open derivative contracts during the period. The unrealized gain on commodity derivative contracts recorded during the three months ended March 31, 2010 was attributable to a decrease in average natural gas prices at March 31, 2010 compared to the average natural gas prices at December 31, 2009 or the contract price for contracts entered into during 2010. This amount was partially offset by decreases in the price differentials on our basis swaps at March 31, 2010 compared to the price differentials at December 31, 2009, or as stated in the contract for contracts entered into during 2010. The decrease in the unrealized gains was attributable to fewer natural gas fixed price contracts being open at March 31, 2010 compared to March 31, 2009.

For the three months ended March 31, 2010, we had operating income of $110.0 million in our exploration and production segment compared to an operating loss of $1,095.9 million for the same period in 2009. The $48.3 million increase in oil and natural gas revenues, $7.8 million decrease in depreciation and depletion of our oil and natural gas properties and the absence of a full cost ceiling limitation at March 31, 2010 were partially offset by a $144.7 million decrease in gains on commodity derivative contracts and a $4.5 million increase in production expenses. The decrease in depreciation and depletion of our oil and natural gas properties was due to a decrease in combined production volumes as well as a decrease in the depreciation and depletion rate per Mcfe. The full cost ceiling impairment for the three-month period ended March 31, 2009 was the result of the decline of the future value of our reserves due to depressed oil and natural gas prices at March 31, 2009. The increase in production expenses was primarily due to the additional expenses resulting from properties acquired from Forest in December 2009.

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

As of March 31, 2010, we owned 30 drilling rigs, through Lariat, of which 3 were idle and 4 were non-operational. The table below presents a summary of the rigs owned by Lariat:

	March 31,
	2010	2009
Rigs working for SandRidge	21	7
Rigs working for third parties	2	—
Idle rigs(1)	3	23

Total operational	26	30
Non-operational rigs(2)	4	1

Total rigs owned	30	31

(1)	Includes two rigs receiving stand-by rates at March 31, 2009. There were no rigs receiving stand-by rates at March 31, 2010.
(2)	Includes four rigs being equipped for operation at March 31, 2010.

Drilling and Oil Field Services Segment — Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Drilling and oil field services segment revenues decreased to $5.8 million in the three-month period ended March 31, 2010 from $6.3 million in the three-month period ended March 31, 2009. Drilling and oil field services segment expenses increased approximately $1.0 million to $10.1 million. The increase in expense resulted in an operating loss of $4.3 million in the three-month period ended March 31, 2010 compared to an operating loss of $2.8 million in the same period in 2009. The increase in drilling and services expenses was primarily due to an increase in upfront operating costs associated with preparing idle rigs for operation. During the first quarter of 2010, we placed 7 rigs into operation, bringing the total number of rigs working to 23. The average cost associated with preparing each of these rigs for operation was approximately $0.1 million.

Midstream Gas Services Segment

Midstream gas services segment revenues consist mostly of revenue from gas marketing, which is a very low-margin business. On a consolidated basis, midstream and marketing revenues represent natural gas sold on behalf of third parties and the fees we charge related to gathering, compressing and treating this gas. Gas marketing operating costs represent payments made to third parties for the proceeds from the sale of gas owned by such parties, net of any applicable margin and actual costs to gather, compress and treat the gas that we charge. The primary factors affecting midstream gas services are the quantity of gas we gather, treat and market and the prices we pay and receive for natural gas.

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

GRLP is a limited partnership that operates the Grey Ranch Plant located in Pecos County, Texas. We purchased our 50% equity investment in GRLP during 2003. On October 1, 2009, we executed amendments to certain agreements related to the ownership and operation of GRLP. As a result of these amendments, we became the primary beneficiary of GRLP. Due to this change, we began consolidating the activity of GRLP in our midstream gas services segment prospectively beginning on the effective date of the amendments.

Midstream Gas Services Segment — Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Midstream gas services segment revenues for the three months ended March 31, 2010 were $27.5 million compared to $25.4 million in the same period in 2009 and operating income increased to $1.3 million for the three months ended March 31, 2010 from $0.2 million for the comparable period in 2009. The increase in midstream gas services segment revenues and operating income was due to the consolidation of GRLP activity into the midstream gas services segment for the three-month period ended March 31, 2010. For the three-month period ended March 31, 2009, our share of GRLP activity was reported as income from equity investments.

Consolidated Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues. Total revenues increased 32.7% to $211.0 million for the three months ended March 31, 2010 from $159.0 million in the same period in 2009. This increase was primarily due to a $48.3 million increase in oil and natural gas sales.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(In thousands)
Revenues:
Oil and natural gas	$169,585	$121,241	$48,344	39.9%
Drilling and services	5,760	6,311	(551)	(8.7)%
Midstream and marketing	27,988	25,956	2,032	7.8%
Other	7,661	5,505	2,156	39.2%

Total revenues	$210,994	$159,013	$51,981	32.7%

Total oil and natural gas revenues increased $48.3 million to $169.6 million for the three months ended March 31, 2010 compared to $121.2 million for the same period in 2009, primarily as a result of an increase in the prices received on our production of oil and natural gas and increased oil production, offset slightly by decreases in natural gas production. The average price received, excluding the impact of derivative contracts, for our oil and natural gas production increased 52.6% in the 2010 period to $6.44 per Mcfe compared to $4.22 per Mcfe in 2009. Oil production increased 68.7% to 1,211 MBbls in 2010 from 718 MBbls in 2009, primarily due to production from oil properties acquired from Forest in December 2009, while natural gas production decreased 22.0% to 19.1 Bcf in 2010 compared to 24.4 Bcf in 2009.

Drilling and services revenues decreased 8.7% to $5.8 million for the three months ended March 31, 2010 compared to $6.3 million for the same period in 2009. The decrease is due to an increase in oil field services work performed for our own account, resulting in decreases in oil field services performed for third parties.

Midstream and marketing revenues increased $2.0 million, or 7.8%, with revenues of $28.0 million in the three-month period ended March 31, 2010 compared to $26.0 million in the three-month period ended March 31, 2009. The increase in midstream gas services revenues was attributable to the inclusion of GRLP activity for the three-month period ended March 31, 2010. Prior to October 2009, GRLP was not consolidated.

Other revenue increased to $7.7 million for the three months ended March 31, 2010 from $5.5 million for the same period in 2009. The increase was primarily due to higher CO2 volumes sold to third parties during the three-month period ended March 31, 2010 compared to the same period in 2009.

Operating Costs and Expenses. Total operating costs and expenses decreased to $121.8 million for the three months ended March 31, 2010 compared to $1,275.3 million for the same period in 2009. The decrease was primarily due to the absence of a full cost ceiling impairment in the three months ended March 31, 2010 and decreases in depreciation and depletion during the three-month period ended March 31, 2010 compared to the same period in 2009. These decreases were partially offset by increases in production expenses, production taxes and general and administrative expenses and decreases in gains on derivative contracts.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(In thousands)
Operating costs and expenses:
Production	$50,272	$45,734	$4,538	9.9%
Production taxes	4,838	1,491	3,347	224.5%
Drilling and services	7,209	4,925	2,284	46.4%
Midstream and marketing	25,506	23,888	1,618	6.8%
Depreciation and depletion — oil and natural gas	52,278	60,093	(7,815)	(13.0)%
Depreciation, depletion and amortization — other	12,303	12,726	(423)	(3.3)%
Impairment	—	1,304,418	(1,304,418)	(100.0)%
General and administrative	31,674	28,485	3,189	11.2%
Gain on derivative contracts	(61,952)	(206,647)	144,695	(70.0)%
(Gain) loss on sale of assets	(304)	180	(484)	(268.9)%

Total operating costs and expenses	$121,824	$1,275,293	$(1,153,469)	(90.4)%

Production expenses include the costs associated with our exploration and production activities, including, but not limited to, lease operating expenses and treating costs. Production expenses increased $4.5 million primarily due to the addition of operating expenses associated with properties acquired from Forest. The additional expenses incurred on acquired Forest properties were partially offset by lower production expenses as a result of the decrease in natural gas production. Natural gas production decreased by 5.4 Bcf to 19.1 Bcf from the comparable period in 2009. Production taxes increased $3.3 million, or 224.5%, to $4.8 million primarily due to a decrease in 2010 severance tax refunds compared to those in 2009 and the increased prices received for production during the three months ended March 31, 2010.

Drilling and services expenses, which include operating expenses attributable to the drilling and oil field services segment and our CO2 services companies, increased $2.3 million or 46.4% for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to costs associated with performing maintenance on idle rigs to prepare for operation and increases in CO 2 sales to third parties during the three month period ended March 31, 2010 compared to the same period in 2009.

Midstream and marketing expenses increased $1.6 million, or 6.8%, to $25.5 million due to expenses related to GRLP, which we began consolidating in October 2009.

Depreciation and depletion for our oil and natural gas properties decreased to $52.3 million for the three-month period ended March 31, 2010 from $60.1 million in the same period in 2009. The decrease was primarily due to a decline in our depreciation and depletion per Mcfe to $1.99 in the first quarter of 2010 from $2.09 in the comparable period in 2009 as a result of the cumulative full cost ceiling impairment which reduced the carrying value of our oil and natural gas properties.

At March 31, 2009, we recorded a non-cash impairment charge of $1,304.4 million as total capitalized costs of our oil and natural gas properties exceeded our full cost ceiling limitation. There was no full cost ceiling impairment at March 31, 2010.

General and administrative expenses increased $3.2 million, or 11.2% to $31.7 million for the three months ended March 31, 2010 from $28.5 million for the comparable period in 2009, primarily due to an increase in compensation expenses related to our non-qualified deferred compensation plan and an increase in acquisition expenses.

We recorded a net gain of $62.0 million ($42.6 million realized gain and $19.4 million unrealized gain) on our commodity derivatives contracts for the three-month period ended March 31, 2010 compared to a net gain of $206.6 million ($98.3 million realized gain and $108.3 million unrealized gain) in the same period of 2009. The realized gain of $42.6 million for the three months ended March 31, 2010 was primarily due to a decline in natural gas prices at the time of settlement compared to the contract price. The differential between the natural gas price at the time of settlement and the contract price was lower during the three-month period ended March 31, 2010 than during the same period in 2009, resulting in a decrease to the amount of gains realized. The unrealized gain on our commodity derivative contracts recorded during the three months ended March 31, 2010 was attributable to a decrease in average natural gas prices at March 31, 2010 compared to the average natural gas prices at December 31, 2009 or the contract price for contracts entered into during 2010. This amount was partially offset by decreases in the price differentials on our basis swaps at March 31, 2010 compared to the price differentials at December 31, 2009 or as stated in the contract for contracts entered into during 2010. The decrease in the unrealized gains was attributable to fewer natural gas fixed price contracts being open at March 31, 2010 compared to March 31, 2009.

Other Income (Expense). Total other expense increased to $60.8 million in the three-month period ended March 31, 2010 from $39.7 million in the three-month period ended March 31, 2009. The increase is reflected in the table below.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(In thousands)
Other income (expense):
Interest income	$69	$11	$58	527.3%
Interest expense	(62,089)	(40,748)	(21,341)	52.4%
Income from equity investments	—	234	(234)	(100.0)%
Other income (expense), net	1,236	760	476	62.6%

Total other (expense) income	(60,784)	(39,743)	(21,041)	52.9%

Income (loss) before income tax expense (benefit)	28,386	(1,156,023)	1,184,409	(102.5)%
Income tax expense (benefit)	12	(1,169)	1,181	(101.0)%

Net income (loss)	$28,374	$(1,154,854)	$1,183,228	(102.5)%

Interest expense increased to $62.1 million for the three months ended March 31, 2010 from $40.7 million for the same period in 2009. This increase was attributable to the higher average debt balances outstanding during the three months ended March 31, 2010 compared to the same period in 2009 due to the issuance of our 9.875% Senior Notes in May 2009 and our 8.75% Senior Notes in December 2009.

We reported an income tax expense of $0.01 million for the three-month period ended March 31, 2010, compared to an income tax benefit of $1.2 million for the same period in 2009. The current period income tax expense represents an effective income tax rate of 0.04% compared to an effective income tax rate of 0.1% in the same period in 2009. We continue to have a low effective tax rate due to a full valuation allowance against our net deferred tax asset.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow generated from operations, borrowings under our senior credit facility, the issuance of equity and debt securities, and to a lesser extent, the sale of assets. Our primary uses of capital are expenditures related to our oil and natural gas properties and other fixed assets, the acquisition of oil and natural gas properties, the repayment of amounts outstanding on our senior credit facility, the payment of dividends on our outstanding convertible perpetual preferred stock and interest payments on our outstanding debt. We maintain access to funds that may be needed to meet capital funding requirements through our senior credit facility.

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

At March 31, 2010, we had a working capital deficit of $33.9 million compared to a surplus of $30.4 million at December 31, 2009. Current assets increased $34.3 million at March 31, 2010, compared to current assets at December 31, 2009, primarily due to a $35.6 million increase in our current derivative contract assets resulting from the decrease in oil and natural gas market prices compared to the contract prices. Current liabilities increased $98.6 million primarily as a result of a $99.7 million increase in accounts payable and accrued expenses due to increased drilling activity and increased accrued interest on our fixed rate senior notes. Interest on our senior notes is paid semi-annually.

Cash Flows

Our cash flows for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$147,602	$75,344
Cash flows used in investing activities	(179,879)	(349,937)
Cash flows provided by financing activities	26,987	274,033

Net decrease in cash and cash equivalents	$(5,290)	$(560)

Cash Flows from Operating Activities

Our operating cash flow is mainly influenced by the prices we receive for our oil and natural gas production; the quantity of oil and natural gas we produce; the demand for our drilling rigs and oil field services and the rates we are able to charge for these services; and the margins we obtain from our natural gas and CO2 gathering and treating contracts.

Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $147.6 million and $75.3 million, respectively. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to a 52.6% increase in the combined average prices we received for our oil and natural gas production.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration, development, production and acquisition of oil and natural gas reserves. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and natural gas industry.

Cash flows used in investing activities decreased to $179.9 million in the three-month period ended March 31, 2010 from $349.9 million in the comparable 2009 period due to reduced capital expenditures during the first quarter of 2010 and the receipt of $5.1 million in refunds of restricted deposits.

Capital Expenditures. Our capital expenditures, on an accrual basis, by segment for the three-month periods ended March 2010 and 2009 are summarized below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Capital Expenditures:
Exploration and production	$192,077	$261,884
Drilling and oil field services	9,417	2,377
Midstream gas services	20,422	23,948
Other	6,665	8,951

Total	$228,581	$297,160

Cash Flows from Financing Activities

Our financing activities provided $27.0 million in cash for the three-month period ended March 31, 2010 compared to $274.0 million in the comparable period in 2009. Proceeds from borrowings decreased to $273.3 million for the three months ended March 31, 2010 due to decreased borrowings under our senior credit facility during the period. We repaid approximately $232.0 million leaving net borrowings during the period of approximately $41.3 million. During the three-month period ended March 31, 2009, we received net proceeds of approximately $243.3 million on the issuance of our 8.5% convertible perpetual preferred stock.

Indebtedness

Senior Credit Facility. The amount we may borrow under our senior credit facility is limited to a borrowing base, which is currently $850.0 million, and is subject to periodic redeterminations. The borrowing base is available to be drawn on subject to limitations based on its terms and certain financial covenants. The borrowing base is determined based upon proved developed producing reserves, proved developed non-producing reserves and proved undeveloped reserves. Because the value of our proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and our success in developing reserves, may affect the borrowing base. In April 2010, we extended the maturity of our senior credit facility. The amendment and restatement of the $1.75 billion senior credit facility extends the maturity date to April 15, 2014 from November 21, 2011 and affirms the borrowing base at $850.0 million. The senior credit facility received commitments from 27 participating lender institutions of which three are new to the bank group. The largest commitment held by any individual lender is 5.9%. The amended and restated senior credit facility contains substantially the same covenants as the previous amendment. The ratio of total funded debt to EBITDAX changes from the current limit of 4.5:1.0 to 4.25:1.0 effective June 30, 2011 and then to 4.0:1.0 by June 30, 2012. The ratio of EBITDAX to interest expense plus current maturities of long-term debt covenant has been eliminated and our ability to make investments has been increased. We remain in compliance with all debt covenants and the next redetermination of the borrowing base is scheduled to occur in the fourth quarter of 2010.

Long-term obligations under the senior credit facility and other long-term debt consist of the following at March 31, 2010 (in thousands):

Senior credit facility	$45,214
Other notes payable	31,433
Senior Floating Rate Notes due 2014	350,000
8.625% Senior Notes due 2015	650,000
9.875% Senior Notes due 2016, net of $14,074 discount	351,426
8.0% Senior Notes due 2018	750,000
8.75% Senior Notes due 2020, net of $7,296 discount	442,704

Total debt	$2,620,777

The indentures governing the senior credit facility and the senior notes included in the table above, contain financial covenants and include limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers.

Maturities of Long-Term Debt. Aggregate maturities of long-term debt, reflecting the April 2010 amendment and restatement of our senior credit facility and excluding discounts, during the next five fiscal years are as follows (in thousands):

2010	$8,110
2011	7,294
2012	1,051
2013	1,120
2014	396,405
Thereafter	2,228,167

Total debt	$2,642,147

For more information about the senior credit facility, the senior notes and our other long-term debt obligations, see Note 10 to the condensed consolidated financial statements included in this report.

Outlook

For 2010, we have budgeted $800.0 million for capital expenditures, excluding acquisitions. The majority of our capital expenditures will be discretionary and could be curtailed if our cash flows decline from expected levels or we are unable to obtain capital on attractive terms. We may increase or decrease planned capital expenditures depending on oil and natural gas prices, asset sales and the availability of capital through the issuance of additional long-term debt or equity.

Our revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. The energy markets and oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Our derivative arrangements serve to mitigate a portion of the effect of this price volatility on our cash flows, and while derivative contracts for the majority of expected 2010, 2011 and 2012 oil production are in place, there are no fixed price swap derivative contracts in place for our natural gas production beyond 2010. In addition, we will need to incur capital expenditures in 2010 in order to achieve production targets contained in certain gathering and treating arrangements. We are dependent on availability under our senior credit facility, along with cash flows from operating activities, to fund those capital expenditures. Based on anticipated oil and natural gas prices and availability under our senior credit facility, we expect to be able to fund our planned capital expenditures for 2010. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced, which could impact our ability to comply with the financial covenants under our senior credit facility, which in turn would limit further borrowings to fund capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative contracts.

As of March 31, 2010, our cash and cash equivalents were $2.6 million and we had approximately $2.6 billion in total debt outstanding with $45.2 million outstanding under our senior credit facility. As of and for the three-month period ended March 31, 2010, we were in compliance with all of the covenants under all of our senior notes and our senior credit facility. As of May 5, 2010, our cash and cash equivalents were approximately $5.7 million, the balance outstanding under our senior credit facility was $137.0 million and we had $25.4 million outstanding in letters of credit.

If future capital expenditures exceed operating cash flow and cash on hand, funds would likely be supplemented as needed by borrowings under our senior credit facility. We may choose to refinance borrowings outstanding under the facility by issuing long-term debt or equity in the public or private markets, or both.

Volatility in the capital markets may increase costs associated with issuing debt due to increased interest rates, and may affect our ability to access these markets. Currently, we do not believe our liquidity has been, or in the near future will be, materially affected by recent events in the global financial markets. Nevertheless, we continue to monitor events and circumstances surrounding each of the lenders under our senior credit facility. To date, the only disruption in our ability to access the full amounts available under our senior credit facility was the bankruptcy in 2008 of Lehman Brothers Commodity Services, Inc. (“Lehman Brothers”), a lender responsible for 0.29% of the obligations under our senior credit facility. As a result of the April 2010 amendment and restatement of the senior credit facility, Lehman Brothers is no longer a part of our bank group. We cannot predict with any certainty the impact to us of any further disruptions in the credit markets.

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

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil and natural gas production. Due to the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements for the purpose of reducing the variability of oil and natural gas prices we receive for our production. From time to time, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes depending upon management’s view of opportunities under the then current market conditions. We do not intend to enter into derivative contracts that would exceed our expected production volumes for the period covered by the derivative arrangement. Our current credit agreement limits our ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves. Future credit agreements could require a minimum level of commodity price hedging.

The use of derivative contracts also involves the risk that the counterparties will be unable to meet their obligations under the contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. As of March 31, 2010, we had 19 approved derivative counterparties, 18 of which are lenders under our senior credit facility. We currently have derivative contracts outstanding with 11 of these counterparties. We have no derivative contracts in 2010 and beyond with counterparties other than those that are lenders under our senior credit facility.

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed-price swaps and basis protection swaps. Our fixed price swap transactions are settled based upon New York Mercantile Exchange prices, and our basis protection swap transactions are settled based upon the index price of natural gas at the Waha hub, a West Texas gas marketing and delivery center, and the Houston Ship Channel. Settlement for natural gas derivative contracts occurs in the production month.

We have not designated any of our derivative contracts as hedges for accounting purposes. We record all derivative contracts on the balance sheet at fair value, which reflects changes in oil and natural gas prices. We establish fair value of our derivative contracts by price quotations obtained from counterparties to the derivative contracts. Changes in fair values of our derivative contracts are recognized as unrealized gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in fair value of our commodity derivative contracts. Changes in fair value are principally measured based on period-end prices compared to the contract price.

On March 31, 2010, our open oil and natural gas commodity derivative contracts consisted of the following:

Oil

Period and Type of Contract	Notional (in MBbls)	Weighted Avg. Fixed Price
April 2010 — June 2010
Price swap contracts	1,092	$82.05
July 2010 — September 2010
Price swap contracts	1,104	$82.05
October 2010 — December 2010
Price swap contracts	1,196	$82.11
January 2011 — March 2011
Price swap contracts	1,260	$86.26
April 2011 — June 2011
Price swap contracts	1,274	$86.26
July 2011 — September 2011
Price swap contracts	1,472	$85.90
October 2011 — December 2011
Price swap contracts	1,472	$85.90
January 2012 — March 2012
Price swap contracts	1,638	$87.08
April 2012 — June 2012
Price swap contracts	1,729	$86.98
July 2012 — September 2012
Price swap contracts	1,778	$86.96
October 2012 — December 2012
Price swap contracts	1,840	$86.91

Natural Gas

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price
April 2010 — June 2010
Price swap contracts	19,793	$7.32
Basis swap contracts	20,475	$(0.74)
July 2010 — September 2010
Price swap contracts	20,010	$7.55
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	20,010	$7.97
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	25,650	$(0.47)
April 2011 — June 2011
Basis swap contracts	25,935	$(0.47)
July 2011 — September 2011
Basis swap contracts	26,220	$(0.47)
October 2011 — December 2011
Basis swap contracts	26,220	$(0.47)
January 2012 — March 2012
Basis swap contracts	28,210	$(0.55)
April 2012 — June 2012
Basis swap contracts	28,210	$(0.55)
July 2012 — September 2012
Basis swap contracts	28,520	$(0.55)
October 2012 — December 2012
Basis swap contracts	28,520	$(0.55)
January 2013 — March 2013
Basis swap contracts	3,600	$(0.46)
April 2013 — June 2013
Basis swap contracts	3,640	$(0.46)
July 2013 — September 2013
Basis swap contracts	3,680	$(0.46)
October 2013 — December 2013
Basis swap contracts	3,680	$(0.46)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

The following table summarizes the cash settlements and valuation gains and losses on our commodity derivative contracts for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Realized gain	$(42,593)	$(98,389)
Unrealized gain	(19,359)	(108,258)

Gain on derivative contracts	$(61,952)	$(206,647)

Credit Risk. A portion of our liquidity is concentrated in derivative contracts that enable us to mitigate a portion of our exposure to oil and natural gas prices and interest rate volatility. We periodically review the credit quality of each counterparty to our derivative contracts and the level of financial exposure we have to each counterparty to limit our credit risk exposure with respect to these contracts. Additionally, we apply a credit default risk rating factor for our counterparties in determining the fair value of our derivative contracts. The counterparties for all of our hedging transactions have an “investment grade” credit rating. The weighted average credit default swap rate for our counterparties was 0.4% and 0.3% at March 31, 2010 and December 31, 2009, respectively.

Our ability to fund our capital expenditure budget is partially dependent upon the availability of funds under our senior credit facility. In order to mitigate the credit risk associated with individual financial institutions committed to participate in our senior credit facility, our bank group currently consists of 27 financial institutions with commitments ranging from 0.57% to 5.9%.

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

In addition to commodity price derivative arrangements, we may enter into derivative transactions to fix the interest we pay on a portion of the money we borrow under our credit agreement. We have entered into two $350.0 million notional interest rate swap agreements to fix the variable LIBOR interest rate on the Senior Floating Rate Notes through April 1, 2013. The first interest rate swap agreement fixes the LIBOR interest on the Senior Floating Rate Notes at an annual rate of 6.26% through April 1, 2011. The second interest rate swap agreement fixes the LIBOR rate on the Senior Floating Rate Notes at an annual rate of 6.69% for the period from April 1, 2011 to April 1, 2013. The two interest rate swaps effectively serve to fix the variable interest rate on our Senior Floating Rate Notes for the majority of the term of these notes. These swaps have not been designated as hedges.

Our interest rate swaps reduce our market risk on our Senior Floating Rate Notes. We use sensitivity analyses to determine the impact that market risk exposures could have on our variable interest rate borrowings if not for our interest rate swaps. Based on the $350.0 million outstanding balance of our Senior Floating Rate Notes at March 31, 2010, a one percent change in the applicable rates, with all other variables held constant, would have resulted in a change in our interest expense of approximately $0.9 million for the three-month period ended March 31, 2010.

Unrealized losses of $3.8 million and $0.3 million were recorded in interest expense in the condensed consolidated statements of operations for the change in fair value of the interest rate swaps for the three-month periods ended March 31, 2010 and 2009, respectively. Realized losses of $2.1 million and $1.0 million were included in interest expense in the condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, respectively.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On April 3, 2010, SandRidge and one of its subsidiaries entered into an agreement to acquire all of the outstanding shares of common stock of Arena for a combination of company common stock and cash. Since the announcement of the transaction, nine putative class action lawsuits have been filed in Oklahoma and in Nevada by Arena shareholders, purportedly on behalf of persons similarly situated, challenging the transaction. The lawsuits contain substantially the same allegations — that Arena’s directors breached their fiduciary duties by negotiating and approving the transaction and by administering a sale process that failed to maximize shareholder value and that Arena, SandRidge, and/or a subsidiary of SandRidge aided and abetted such breaches of fiduciary duty. The lawsuits seek, among other relief, an injunction preventing the consummation of the merger and, in certain cases, unspecified damages. SandRidge believes all of the lawsuits are without merit and intends to defend itself vigorously against them. The titles of the lawsuits, the courts in which they were filed, and the dates they were filed are as follows:

1.	Thomas Slater v. Arena Resources, Inc., et al. — filed in District Court in Tulsa County, Tulsa, Oklahoma on April 6, 2010;

2.	Raymond M. Eberhardt v. Arena Resources, Inc., et al. — filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 8, 2010;

3.	City of Pontiac General Employees’ Retirement System v. Arena Resources, Inc., et al. — filed in District Court in Washoe County, Reno, Nevada on April 8, 2010;

4.	West Palm Beach Police Pension Fund v. Rochford, et al. — filed in District Court in Clark County, Las Vegas, Nevada on April 12, 2010;

5.	Henry Kolesnik v. Arena Resources, Inc. et al. — filed in District Court in Washoe County, Reno, Nevada on April 14, 2010;

6.	Roger and Kanya Tiemchan Phillips v. Rochford, et al. — filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 16, 2010;

7.	Richard J. Erickson v. Arena Resources, Inc. et al. –– filed in Tulsa County, Tulsa Oklahoma on April 16, 2010;

8.	Reinfried v. Arena Resources, Inc., et al. –– filed in Oklahoma County, Oklahoma City, Oklahoma on April 20, 2010; and

9.	Thomas Stevenson v. Rochford et al. — filed in the United States District Court for the Northern District of Oklahoma on April 26, 2010.

In addition, SandRidge is a defendant in lawsuits from time to time in the normal course of business. In management’s opinion, we are not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on our financial condition, operations or cash flows.

ITEM 1A. Risk Factors

We describe certain of our business risk factors below. This description includes material changes to the description of the risk factors previously disclosed in Part I, Item 1A of the 2009 Form 10-K.

If the pending merger with Arena occurs, integration of SandRidge and Arena will present significant challenges.

If the pending merger with Arena occurs, the integration of the operations of Arena and SandRidge and the consolidation of such operations into SandRidge will require the dedication of management resources, which will temporarily detract attention from the day-to-day business of the combined company. The difficulties of assimilation may be increased by the necessity of coordinating geographically separated organizations, integrating operations and systems and personnel with disparate business backgrounds and combining different corporate cultures. The process of combining the organizations may cause an interruption of, or a loss of momentum in, the activities of any or all of the companies’ businesses, which could have an adverse effect on the revenues and operating results of the combined company, at least in the near term. The failure to successfully integrate SandRidge and Arena or to successfully manage the challenges presented by the integration process may result in SandRidge and Arena not achieving the anticipated potential benefits of the merger.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of our restricted stock program, we make required tax payments on behalf of employees when their stock awards vest and then withhold a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the quarter ended March 31, 2010, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 — January 31, 2010	258,024	$10.63	N/A	N/A
February 1, 2010 — February 28, 2010	1,326	$7.94	N/A	N/A
March 1, 2010 — March 31, 2010	2,088	$7.70	N/A	N/A

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/S/ DIRK M. VAN DOREN
Dirk M. Van Doren Executive Vice President and Chief Financial Officer

Date: May 7, 2010

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 3, 2010, among SandRidge Energy, Inc., Steel Subsidiary Corporation and Arena Resources, Inc.	8-K	001-33784	2.1	04/05/2010

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	01/30/2008

3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	03/09/2009

31.1	Section 302 Certification — Chief Executive Officer					*

31.2	Section 302 Certification — Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*