Form 10-Q
period 2010-06-30
SANDRIDGE ENERGY INC
filed 2010-08-09
CIK 1349436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 30, 2010, was 405,104,814.

SANDRIDGE ENERGY, INC.

FORM 10-Q

Quarter Ended June 30, 2010

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements express a belief, expectation or intention and are generally accompanied by words that convey projected future events or outcomes. These forward-looking statements include statements about our projections and estimates concerning capital expenditures, our liquidity and capital resources, effects of the acquisition of Arena Resources, Inc. (“Arena”) on our financial condition and financial results, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes and elements of our business strategy. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations, assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including risks associated with our ability to realize the benefits anticipated from the acquisition of Arena, as well as the risk factors discussed in Item 1A of this Quarterly Report and of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”). The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,083	$7,861
Accounts receivable, net	103,409	105,476
Derivative contracts	63,737	105,994
Inventories	4,295	3,707
Costs in excess of billings	46,452	12,346
Other current assets	6,150	20,580

Total current assets	226,126	255,964

Oil and natural gas properties, using full cost method of accounting
Proved	6,356,837	5,913,408
Unproved	249,840	281,811
Less: accumulated depreciation, depletion and impairment	(4,322,819)	(4,223,437)

	2,283,858	1,971,782

Other property, plant and equipment, net	499,915	461,861
Restricted deposits	27,860	32,894
Derivative contracts	25,792	—
Other assets	65,112	57,816

Total assets	$3,128,663	$2,780,317

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$9,610	$12,003
Accounts payable and accrued expenses	315,893	203,908
Derivative contracts	7,480	7,080
Asset retirement obligation	2,553	2,553

Total current liabilities	335,536	225,544

Long-term debt	2,749,423	2,566,935
Other long-term obligations	15,348	14,099
Derivative contracts	31,419	61,060
Asset retirement obligation	115,475	108,584

Total liabilities	3,247,201	2,976,222

Commitments and contingencies (Note 14)
Equity:
SandRidge Energy, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 50,000 shares authorized:
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at June 30, 2010 and December 31, 2009; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at June 30, 2010 and December 31, 2009; aggregate liquidation preference of $200,000	2	2
Common stock, $0.001 par value, 400,000 shares authorized; 212,836 issued and 210,600 outstanding at June 30, 2010 and 210,581 issued and 208,715 outstanding at December 31, 2009	204	203
Additional paid-in capital	2,978,252	2,961,613
Treasury stock, at cost	(28,726)	(25,079)
Accumulated deficit	(3,079,210)	(3,142,699)

Total SandRidge Energy, Inc. stockholders’ (deficit) equity	(129,475)	(205,957)
Noncontrolling interest	10,937	10,052

Total (deficit) equity	(118,538)	(195,905)

Total liabilities and equity	$3,128,663	$2,780,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues:
Oil and natural gas	$149,995	$103,039	$319,580	$224,280
Drilling and services	3,901	5,097	9,661	11,408
Midstream and marketing	22,598	19,642	50,587	45,598
Other	5,945	6,321	13,606	11,826

Total revenues	182,439	134,099	393,434	293,112
Expenses:
Production	56,009	41,591	106,281	87,325
Production taxes	5,404	593	10,242	2,084
Drilling and services	1,024	5,791	8,233	10,716
Midstream and marketing	19,779	18,933	45,285	42,821
Depreciation and depletion — oil and natural gas	54,319	34,350	106,597	94,443
Depreciation, depletion and amortization — other	11,820	14,034	24,123	26,760
Impairment	—	—	—	1,304,418
General and administrative	33,865	23,632	65,539	52,117
(Gain) loss on derivative contracts	(119,621)	18,992	(181,573)	(187,655)
Loss on sale of assets	388	26,170	84	26,350

Total expenses	62,987	184,086	184,811	1,459,379

Income (loss) from operations	119,452	(49,987)	208,623	(1,166,267)

Other income (expense):
Interest income	98	188	167	199
Interest expense	(64,259)	(42,419)	(126,348)	(83,167)
Income from equity investments	—	200	—	434
Other (expense) income, net	(530)	483	706	1,243

Total other (expense) income	(64,691)	(41,548)	(125,475)	(81,291)

Income (loss) before income taxes	54,761	(91,535)	83,148	(1,247,558)
Income tax expense (benefit)	150	(365)	162	(1,534)

Net income (loss)	54,611	(91,170)	82,986	(1,246,024)
Less: net income attributable to noncontrolling interest	1,096	4	2,234	7

Net income (loss) attributable to SandRidge Energy, Inc.	53,515	(91,174)	80,752	(1,246,031)
Preferred stock dividends	8,631	—	17,263	—

Income available (loss applicable) to SandRidge Energy, Inc. common stockholders	$44,884	$(91,174)	$63,489	$(1,246,031)

Earnings (loss) per share:
Basic	$0.21	$(0.52)	$0.30	$(7.38)

Diluted	$0.20	$(0.52)	$0.30	$(7.38)

Weighted average number of common shares outstanding:
Basic	209,161	174,154	209,153	168,767

Diluted	261,605	174,154	210,022	168,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
					(Unaudited)
Six months ended June 30, 2010
Balance, December 31, 2009	4,650	$5	208,715	$203	$2,961,613	$(25,079)	$(3,142,699)	$10,052	$(195,905)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(1,506)	(1,506)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	157	157
Stock issuance expense	—	—	—	—	(87)	—	—	—	(87)
Purchase of treasury stock	—	—	—	—	—	(2,852)	—	—	(2,852)
Stock purchase — retirement plans, net of distributions	—	—	(95)	—	(45)	(795)	—	—	(840)
Stock-based compensation	—	—	—	—	16,758	—	—	—	16,758
Stock-based compensation excess tax benefit	—	—	—	—	14	—	—	—	14
Issuance of restricted stock awards, net of cancellations	—	—	1,980	1	(1)	—	—	—	—
Net income	—	—	—	—	—	—	80,752	2,234	82,986
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(17,263)	—	(17,263)

Balance, June 30, 2010	4,650	$5	210,600	$204	$2,978,252	$(28,726)	$(3,079,210)	$10,937	$(118,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,986	$(1,246,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	84	62
Inventory obsolescence	124	—
Depreciation, depletion and amortization	130,720	121,203
Impairment	—	1,304,418
Debt issuance costs amortization	5,121	3,677
Discount amortization on long-term debt	1,049	—
Unrealized (gain) loss on derivative contracts	(12,776)	1,823
Loss on sale of assets	84	26,350
Investment loss (income)	261	(17)
Income from equity investments	—	(434)
Stock-based compensation	14,218	10,368
Changes in operating assets and liabilities	36,588	(77,279)

Net cash provided by operating activities	258,459	144,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(427,336)	(524,266)
Proceeds from sale of assets	6,042	253,968
Refunds of restricted deposits	5,095	—

Net cash used in investing activities	(416,199)	(270,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	841,914	1,431,765
Repayments of borrowings	(662,869)	(1,645,278)
Dividends paid — preferred	(11,263)	—
Noncontrolling interest distributions	(1,506)	(11)
Noncontrolling interest contributions	157	—
Proceeds from issuance of convertible perpetual preferred stock, net	(87)	243,289
Proceeds from issuance of common stock, net	—	107,699
Stock-based compensation excess tax benefit	14	(2,165)
Purchase of treasury stock	(2,852)	(522)
Debt issuance costs	(11,546)	(8,641)

Net cash provided by financing activities	151,962	126,136

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,778)	(15)
CASH AND CASH EQUIVALENTS, beginning of year	7,861	636

CASH AND CASH EQUIVALENTS, end of period	$2,083	$621

Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in accrued capital expenditures	$50,209	$(79,782)
Convertible perpetual preferred stock dividends payable	$14,447	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. (including its subsidiaries, the “Company” or “SandRidge”) is an independent oil and natural gas company concentrating on exploration, development and production activities. The Company also owns and operates natural gas gathering and treating facilities and carbon dioxide (“CO 2”) treating and transportation facilities and has marketing and tertiary oil recovery operations. In addition, Lariat Services, Inc. (“Lariat”), a wholly owned subsidiary of the Company, owns and operates drilling rigs and a related oil field services business. The Company’s primary exploration, development and production areas are concentrated in west Texas. The Company also operates interests in the Mid-Continent, Cotton Valley Trend in east Texas, Gulf Coast and Gulf of Mexico.

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

Reclassifications. Certain reclassifications have been made to prior period financial statements to conform with current period presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

Risks and Uncertainties. The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond the Company’s control such as economic conditions, regulatory developments and competition from other energy sources. The energy markets and oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on the Company’s cash flows, and while derivative contracts for the majority of expected 2011 and 2012 oil production are in place, there are no fixed price swap contracts in place for the Company’s natural gas production beyond 2010. See Note 11 for the Company’s open oil and natural gas commodity derivative contracts. The Company has and will continue to need to incur capital expenditures in 2010 in order to achieve production targets contained in certain gathering and treating arrangements. The Company is dependent on the availability of borrowings under its senior secured revolving credit facility (the “senior credit facility”), along with cash flows from operating activities, to fund those capital expenditures. Based on anticipated oil and natural gas prices, the availability of borrowings under its senior credit facility and anticipated proceeds from the sale of assets, the Company expects to be able to fund its planned capital expenditures for 2010. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and natural gas reserves that may be economically produced. These events could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility, which in turn would limit further borrowings to fund capital expenditures. See Note 10 for discussion of the financial covenants in the senior credit facility.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 represents a revision to former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. ASU 2009-17 also requires enhanced disclosures about a reporting entity’s involvement with variable interest entities. The Company implemented ASU 2009-17 on January 1, 2010 with no impact on its financial position or results of operations. See Note 6.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Topic 820, Fair Value Measurements and Disclosures. The Company implemented the new disclosures and clarifications of existing disclosure requirements under ASU 2010-06 effective with the first quarter of 2010, except for certain disclosure requirements regarding activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 had no impact on the Company’s financial position or results of operations. See Note 3.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 3 Fair Value Measurements

Derivative Contracts. The fair values of the Company’s oil, natural gas and interest rate swaps are based upon quotes obtained from counterparties to the derivative contracts. The Company reviews other readily available market prices for its derivative contracts as there is an active market for these contracts. However, the Company does not have access to the specific valuation models used by its counterparties or other market participants. Included in these models are discount factors that the Company must estimate in its calculation. Additionally, the Company applies a value weighted average credit default risk rating factor for its counterparties or gives effect to its credit risk, as applicable, in determining the fair value of its derivative contracts. Based on the inputs for the fair value measurement, the Company has classified its derivative contract assets and liabilities as Level 3.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

June 30, 2010

	Fair Value Measurements				Assets/ Liabilities at Fair Value
Description	Level 1	Level 2	Level 3	Netting(1)
Assets:
Commodity derivative contracts	$—	$—	$150,076	$(60,547)	$89,529
Restricted deposits	27,860	—	—	—	27,860
Other long-term assets	6,662	—	—	—	6,662

	$34,522	$—	$150,076	$(60,547)	$124,051

Liabilities:
Commodity derivative contracts	$—	$—	$82,898	$(60,547)	$22,351
Interest rate swaps	—	—	16,548	—	16,548

	$—	$—	$99,446	$(60,547)	$38,899

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

The tables below set forth a reconciliation of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Commodity Derivative Contracts	Interest Rate Swaps	Total
Three Months Ended June 30, 2010
Balance of Level 3, March 31, 2010	$65,512	$(12,147)	$53,365
Total gains or losses (realized/unrealized)	119,621	(6,477)	113,144
Purchases, issuances and settlements	(117,955)	2,076	(115,879)
Transfers in and out of Level 3	—	—	—

Balance of Level 3, June 30, 2010	$67,178	$(16,548)	$50,630

Three Months Ended June 30, 2009
Balance of Level 3, March 31, 2009	$354,905	$(8,992)	$345,913
Total gains or losses (realized/unrealized)	(18,992)	2,641	(16,351)
Purchases, issuances and settlements	(94,747)	1,265	(93,482)
Transfers in and out of Level 3	—	—	—

Balance of Level 3, June 30, 2009	$241,166	$(5,086)	$236,080

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Commodity Derivative Contracts	Interest Rate Swaps	Total
Six Months Ended June 30, 2010
Balance of Level 3, December 31, 2009	$46,153	$(8,299)	$37,854
Total gains or losses (realized/unrealized)	181,573	(12,412)	169,161
Purchases, issuances and settlements	(160,548)	4,163	(156,385)
Transfers in and out of Level 3	—	—	—

Balance of Level 3, June 30, 2010	$67,178	$(16,548)	$50,630

Six Months Ended June 30, 2009
Balance of Level 3, December 31, 2008	$246,648	$(8,745)	$237,903
Total gains or losses (realized/unrealized)	187,655	1,354	189,009
Purchases, issuances and settlements	(193,137)	2,305	(190,832)
Transfers in and out of Level 3	—	—	—

Balance of Level 3, June 30, 2009	$241,166	$(5,086)	$236,080

During the three and six-month periods ended June 30, 2010, the Company did not have any transfers in or out of Level 1, Level 2 or Level 3 fair value measurements.

See Note 11 for further discussion and total (gains) losses, realized and unrealized, included in earnings for the period of the Company’s derivative contracts.

Fair Value of Debt

The Company measures fair value of its long-term debt based on quoted market prices and with consideration given to the effect of the Company’s credit risk. The estimated fair values of the Company’s senior notes and the carrying values at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Floating Rate Notes due 2014	$313,462	$350,000	$316,859	$350,000
8.625% Senior Notes due 2015	638,560	650,000	655,470	650,000
9.875% Senior Notes due 2016(1)	374,176	351,842	390,692	351,021
8.0% Senior Notes due 2018	717,416	750,000	739,778	750,000
8.75% Senior Notes due 2020(2)	432,857	442,818	451,890	442,590

(1)	Carrying value is net of $13,658 and $14,479 discount at June 30, 2010 and December 31, 2009, respectively.
(2)	Carrying value is net of $7,182 and $7,410 discount at June 30, 2010 and December 31, 2009, respectively.

The carrying values of the Company’s senior credit facility and remaining fixed rate debt instruments approximate fair value based on current rates applicable to similar instruments. See Note 10 for further discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Oil and natural gas properties:
Proved	$6,356,837	$5,913,408
Unproved	249,840	281,811

Total oil and natural gas properties	6,606,677	6,195,219
Less accumulated depreciation, depletion and impairment(1)	(4,322,819)	(4,223,437)

Net oil and natural gas properties capitalized costs	2,283,858	1,971,782

Land	14,038	13,937
Non oil and natural gas equipment(2)	643,828	594,132
Buildings and structures	86,312	78,584

Total	744,178	686,653
Less accumulated depreciation, depletion and amortization	(244,263)	(224,792)

Net capitalized costs	499,915	461,861

Total property, plant and equipment, net	$2,783,773	$2,433,643

(1)	Includes cumulative full cost ceiling limitation impairment charges of $3,548.3 million at both June 30, 2010 and December 31, 2009.
(2)	Includes cumulative capitalized interest of approximately $3.8 million at both June 30, 2010 and December 31, 2009.

5. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Debt issuance costs, net of amortization	$55,528	$49,103
Investments	6,662	6,251
Other	2,922	2,462

Total other assets	$65,112	$57,816

6. Variable Interest Entities

In accordance with the guidance in ASC Topic 810, Consolidation, including the guidance in ASU 2009-17, the Company consolidates the activities of variable interest entities (“VIEs”) of which it is the primary beneficiary. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether or not the Company owns a variable interest in a VIE, a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements is prepared.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s significant associated VIEs, including those for which the Company has determined it is the primary beneficiary and those for which it has determined it is not, are described below.

Grey Ranch, L.P. Primarily engaged in treating and transportation of natural gas, Grey Ranch, L.P. (“GRLP”) is a limited partnership that operates the Company’s Grey Ranch Plant (the “Plant”) located in Pecos County, Texas. The Company has long-term operating and gathering agreements with GRLP and also owns a 50% ownership interest in GRLP. Income or losses of GRLP are allocated to the partners based on ownership percentage and any operating or cash shortfalls require contributions from the partners. The Company has determined that GRLP qualifies as a VIE under the provisions of ASC Topic 810. During October 2009, the Company executed amendments to certain agreements related to the ownership and operation of GRLP. The amended operating agreements provide for GRLP to pay management fees to the Company to operate the Plant as well as lease payments on the Plant. Under the operating agreements, lease payments are reduced if throughput volumes are below those expected. The Company has determined that it is the primary beneficiary of GRLP as it has both (i) the power to direct the activities of GRLP that most significantly impact its economic performance as operator of the Plant and (ii) the obligation to absorb losses, as a result of the operating and gathering agreements, that could potentially be significant to GRLP.

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

At June 30, 2010 and December 31, 2009, consolidated amounts related to GRLP included total assets of $18.1 million and $22.5 million, respectively, and total liabilities of $0.8 million and $2.0 million, respectively. GRLP’s assets can only be used to settle its obligations. Although GRLP is included in the Company’s consolidated financial statements, the Company’s interest in GRLP’s assets is limited to its 50% ownership. At June 30, 2010 and December 31, 2009, $10.9 million and $10.0 million, respectively, of noncontrolling interest in the accompanying condensed consolidated balance sheets were related to GRLP. GRLP’s creditors have no recourse to the general credit of the Company.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Piñon Gathering Company, LLC. The Company has 20-year gas gathering and operations and maintenance agreements with Piñon Gathering Company, LLC (“PGC”), the entity that purchased the Company’s gathering and compression assets located in the Piñon Field in June 2009. Under the gas gathering agreement, the Company is required to compensate PGC for any throughput shortfalls below a required minimum volume. By guaranteeing a minimum throughput, the Company absorbs the risk that lower than projected volumes will be gathered by the gathering system. Therefore, PGC is a VIE. While the Company operates the assets of PGC as directed under the operations and management agreement, the member and managers of PGC have the authority to directly control PGC and make substantive decisions regarding PGC’s activities including terminating the Company as operator without cause. As the Company does not have the ability to control the activities of PGC that most significantly impact PGC’s economic performance, the Company is not the primary beneficiary of PGC.

7. Impairment

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the discounted estimated after-tax future net revenue from proved oil and natural gas properties, excluding future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties, plus the cost of properties not subject to amortization. In calculating future net revenues as of June 30, 2010, prices and costs used were based on the most recent 12-month average. Prior to December 31, 2009, prices and costs used to calculate future net revenues were based on prices on the last day of the applicable period. These prices were held constant except where different prices were fixed and determinable from applicable contracts for the remaining term of those contracts. The Company has entered into various commodity derivative contracts; however, these derivative contracts are not accounted for as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation.

The net book value, less related deferred tax liabilities, is compared to the ceiling limitation on both a quarterly and annual basis. Any excess of the net book value, less related deferred taxes over the ceiling limitation, is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher average oil and natural gas prices may have increased the ceiling limitation in the subsequent period. During the first six months of 2009, the Company reduced the carrying value of its oil and natural gas properties by $1,304.4 million due to a full cost ceiling limitation at March 31, 2009. There were no full cost ceiling impairments during the first six months of 2010.

8. Costs in Excess of Billings

The Company is constructing a CO2 treatment plant in Pecos County, Texas (the “Century Plant”), and associated compression and pipeline facilities pursuant to an agreement with a subsidiary of Occidental Petroleum Corporation (“Occidental”). Under the terms of the agreement, the Company will construct the Century Plant and Occidental will pay the Company a minimum of 100% of the contract price, or $800.0 million, plus any subsequently agreed-upon revisions, through periodic cost reimbursements based upon the percentage of the project completed by the Company. The Century Plant is expected to be completed in two phases with the start-up of Phase I expected in the third quarter of 2010. Upon start-up, the Century Plant will be owned and operated by Occidental for the purpose of separating and removing CO2 from natural gas delivered by the Company. Pursuant to a 30-year treating agreement executed simultaneously with the construction agreement, Occidental will remove CO2 from the Company’s delivered production volumes. The Company will retain all methane gas from the Century Plant.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company accounts for construction of the Century Plant using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Contract gains or losses will be recorded, as development costs within the Company’s oil and natural gas properties as part of the full cost pool, when it is determined that a gain or loss will be incurred. At June 30, 2010 and December 31, 2009, no amounts had been recorded to the full cost pool in anticipation of probable and estimable gains or losses. Costs in excess of billings were $46.5 million and $12.3 million and were reported as current assets in the accompanying condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

9. Asset Retirement Obligation

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the period from December 31, 2009 to June 30, 2010 is as follows (in thousands):

Asset retirement obligation, December 31, 2009	$111,137
Liability incurred upon acquiring and drilling wells	2,779
Revisions in estimated cash flows	—
Liability settled in current period	(450)
Accretion of discount expense	4,562

Asset retirement obligation, June 30, 2010	118,028
Less: Current portion	2,553

Asset retirement obligation, net of current	$115,475

10. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior credit facility	$186,000	$—
Other notes payable:
Drilling rig fleet and related oil field services equipment	10,884	17,375
Mortgage	17,489	17,952
Senior Floating Rate Notes due 2014	350,000	350,000
8.625% Senior Notes due 2015	650,000	650,000
9.875% Senior Notes due 2016, net of $13,658 and $14,479 discount, respectively	351,842	351,021
8.0% Senior Notes due 2018	750,000	750,000
8.75% Senior Notes due 2020, net of $7,182 and $7,410 discount, respectively	442,818	442,590

Total debt	2,759,033	2,578,938
Less: Current maturities of long-term debt	9,610	12,003

Long-term debt	$2,749,423	$2,566,935

For the three months ended June 30, 2010 and 2009, interest payments were approximately $83.3 million and $65.4 million, respectively. For the six months ended June 30, 2010 and 2009, interest payments were approximately $92.3 million and $75.4 million, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Credit Facility. The amount the Company can borrow under its senior credit facility is limited to a borrowing base. The senior credit facility is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below. In April 2010, the Company’s senior credit facility was amended and restated, affirming the borrowing base at $850.0 million and extending the maturity date to April 15, 2014. Under the terms of the amended and restated facility, the required ratio of total funded debt to EBITDAX (as defined in the senior credit facility) will decrease in future periods as described below. Additionally, the ratio of EBITDAX to interest expense plus current maturities of long-term debt was eliminated and the Company’s ability to make investments was increased from the previous terms. The remaining covenants were largely unchanged from the previous agreement and are described further below.

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

The senior credit facility contains financial covenants, including maintaining agreed levels for the (i) ratio of total funded debt to EBITDAX, which may not exceed 4.5:1.0 (4.25:1.0 effective June 30, 2011 and 4.0:1.0 by June 30, 2012) at each quarter end calculated using the last four completed fiscal quarters (adjusted for annualized amounts of the post-acquisition results of operations of newly acquired properties/entities) and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at quarter end. In the current ratio calculation (as defined in the senior credit facility), any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. As of and for the three and six-month periods ended June 30, 2010, the Company was in compliance with all of the financial covenants under the senior credit facility.

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

At the Company’s election, interest under the senior credit facility is determined by reference to (a) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum or (b) the ‘base rate,’ which is the higher of (i) the federal funds rate plus 0.5%, (ii) the prime rate published by Bank of America or (iii) the Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum, plus, in each case under scenario (b), an applicable margin between 1.00% and 2.00% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average annual interest rates paid on amounts outstanding under the senior credit facility were 2.65% and 2.52% for the three and six-month periods ended June 30, 2010, respectively.

Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed amount. The Company’s borrowing base is redetermined in April and October of each year. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base. The Company has, at times, incurred additional costs related to the senior credit facility as a result of changes to the borrowing base.

At June 30, 2010, the Company had $186.0 million outstanding under the senior credit facility and $25.4 million in outstanding letters of credit, which affect the availability under the senior credit facility on a dollar-for-dollar basis.

Other Notes Payable. The Company has financed a portion of its drilling rig fleet and related oil field services equipment through the issuance of notes secured by such equipment. At June 30, 2010, the aggregate outstanding balance of these notes was $10.9 million, with annual fixed interest rates ranging from 7.84% to 8.67%. The notes have a final maturity date of December 1, 2011 and require aggregate monthly installments of principal and interest in the amount of $0.6 million. The notes have a prepayment penalty (currently ranging from 0.50% to 1.00%) that is triggered if the Company repays the notes prior to maturity.

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

The Senior Floating Rate Notes bear interest at LIBOR plus 3.625% (3.92% at June 30, 2010). Interest is payable quarterly with the principal due on April 1, 2014. The average interest rates paid on the outstanding Senior Floating Rate Notes for the three months and six months ended June 30, 2010 were 3.92% and 3.90%, respectively, without consideration of the interest rate swap discussed below. The 8.625% Senior Notes bear interest at a fixed rate of 8.625% per annum with the principal due on April 1, 2015. Under the terms of the 8.625% Senior Notes, interest is payable semi-annually and, through the interest payment due on April 1, 2011, may be paid, at the Company’s option either entirely in cash or entirely with additional fixed rate senior notes. If the Company elects to pay the interest due during any period in additional fixed rate senior notes, the interest rate will increase to 9.375% during that period. All interest payments made to date on the 8.625% Senior Notes have been paid in cash. Based on the terms of the 8.625% Senior Notes, there is one remaining interest period in which the Company has the option to pay interest due in additional fixed rate senior notes.

The Company has entered into two $350.0 million notional interest rate swap agreements to fix the variable interest rate on the Senior Floating Rate Notes through April 1, 2013. The first interest rate swap agreement fixes the rate on the Senior Floating Rate Notes at an annual rate of 6.26% through April 1, 2011. The second interest rate swap agreement fixes the rate on the Senior Floating Rate Notes at an annual rate of 6.69% for the period

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

from April 1, 2011 to April 1, 2013. The two interest rate swaps effectively serve to fix the Company’s variable interest rate on its Senior Floating Rate Notes for the majority of the term of these notes. These swaps have not been designated as hedges.

The Company may redeem, at specified redemption prices, some or all of the Senior Floating Rate Notes at any time and some or all of the 8.625% Senior Notes on or after April 1, 2011.

The $26.3 million of debt issuance costs associated with the Senior Floating Rate Notes and the 8.625% Senior Notes are included in other assets in the accompanying condensed consolidated balance sheets and are being amortized over the term of the notes.

9.875% Senior Notes Due 2016. The Company’s unsecured 9.875% Senior Notes due 2016 (the “9.875% Senior Notes”) were issued in May 2009 and bear interest at a fixed rate of 9.875% per annum, payable semi-annually, with the principal due on May 15, 2016. The 9.875% Senior Notes were issued at a discount, which will be amortized into interest expense over the term of the notes. The 9.875% Senior Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries, and became freely tradable on May 14, 2010.

Debt issuance costs of $7.9 million incurred in connection with the offering of the 9.875% Senior Notes are included in other assets in the accompanying condensed consolidated balance sheets and are being amortized over the term of the notes.

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

The Company incurred $16.0 million of debt issuance costs in connection with the offering of the 8.0% Senior Notes. These costs are included in other assets in the accompanying condensed consolidated balance sheets and are being amortized over the term of the notes.

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

Debt issuance costs of $9.7 million incurred in connection with the offering of the 8.75% Senior Notes are included in other assets in the accompanying condensed consolidated balance sheets and are being amortized over the term of the notes.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The indentures governing all of the senior notes contain financial covenants similar to those of the senior credit facility and include limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and for the three and six-month period ended June 30, 2010, the Company was in compliance with all of the covenants contained in the indentures governing the senior notes.

11. Derivatives

The Company’s derivative contracts have not been designated as hedges. The Company records all derivative contracts, which include commodity derivatives and interest rate swaps, at fair value. Changes in derivative contract fair values are recognized in earnings. Cash settlements and valuation gains and losses are included in (gain) loss on derivative contracts for the commodity derivative contracts and in interest expense for the interest rate swaps in the consolidated statement of operations. Commodity derivative contracts are settled on a monthly basis. Settlements on the interest rate swaps occur quarterly. Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the consolidated balance sheet.

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to a portion of its projected oil and natural gas sales. None of the Company’s derivative contracts may be terminated early as a result of a party to the contract having its credit rating downgraded. At June 30, 2010 and December 31, 2009, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are described below:

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Derivatives. In accordance with ASC Topic 815, Derivatives and Hedging, the following table presents the fair value of the Company’s derivative contracts as of June 30, 2010 and December 31, 2009 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	June 30, 2010	December 31, 2009
Derivative assets:
Oil price swaps	Derivative contracts-current	$18,158	$2,849
Natural gas swaps	Derivative contracts-current	76,232	152,986
Oil price swaps	Derivative contracts-noncurrent	55,686	5,362

Derivative liabilities:
Oil price swaps	Derivative contracts-current	—	(4,127)
Natural gas swaps	Derivative contracts-current	(30,924)	(45,714)
Interest rate swaps	Derivative contracts-current	(7,208)	(7,080)
Oil price swaps	Derivative contracts-noncurrent	—	(2,262)
Natural gas swaps	Derivative contracts-noncurrent	(51,974)	(62,941)
Interest rate swaps	Derivative contracts-noncurrent	(9,340)	(1,219)

Total derivative contracts, net		$50,630	$37,854

Refer to Note 3 for additional discussion on the fair value measurement of the Company’s derivative contracts.

The following table summarizes the effect of the Company’s derivative contracts on the accompanying condensed consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

Type of Contract	Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Oil and natural gas swaps	(Gain) loss on derivative contracts	$(119,621)	$18,992	$(181,573)	$(187,655)
Interest rate swaps	Interest expense	6,477	(2,641)	12,412	(1,354)

Total		$(113,144)	$16,351	$(169,161)	$(189,009)

The following table summarizes the cash settlements and valuation gains and losses on our commodity derivative contracts for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gain(1)	$(117,955)	$(94,747)	$(160,548)	$(193,136)
Unrealized (gain) loss	(1,666)	113,739	(21,025)	5,481

(Gain) loss on commodity derivative contracts	$(119,621)	$18,992	$(181,573)	$(187,655)

(1)	Includes $62.4 million realized gain related to settlements of commodity derivative contracts with contractual maturities after June 30, 2010.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the cash settlements and valuation gains and losses on our interest rate swaps for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized loss	$2,076	$1,265	$4,163	$2,305
Unrealized loss (gain)	4,401	(3,906)	8,249	(3,659)

Loss (gain) on interest rate swaps	$6,477	$(2,641)	$12,412	$(1,354)

On June 30, 2010, the Company’s open oil and natural gas commodity derivative contracts consisted of the following:

Oil

Period and Type of Contract	Notional (in MBbl)	Weighted Avg. Fixed Price
January 2011 — March 2011
Price swap contracts	1,260	$86.26
April 2011 — June 2011
Price swap contracts	1,274	$86.26
July 2011 — September 2011
Price swap contracts	1,472	$85.90
October 2011 — December 2011
Price swap contracts	1,472	$85.90
January 2012 — March 2012
Price swap contracts	1,638	$87.08
April 2012 — June 2012
Price swap contracts	1,729	$86.98
July 2012 — September 2012
Price swap contracts	1,778	$86.96
October 2012 — December 2012
Price swap contracts	1,840	$86.91

Natural Gas

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price
July 2010 — September 2010
Price swap contracts	13,268	$7.54
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	13,268	$7.81
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	25,650	$(0.47)
April 2011 — June 2011
Basis swap contracts	25,935	$(0.47)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price
July 2011 — September 2011
Basis swap contracts	26,220	$(0.47)
October 2011 — December 2011
Basis swap contracts	26,220	$(0.47)
January 2012 — March 2012
Basis swap contracts	28,210	$(0.55)
April 2012 — June 2012
Basis swap contracts	28,210	$(0.55)
July 2012 — September 2012
Basis swap contracts	28,520	$(0.55)
October 2012 — December 2012
Basis swap contracts	28,520	$(0.55)
January 2013 — March 2013
Basis swap contracts	3,600	$(0.46)
April 2013 — June 2013
Basis swap contracts	3,640	$(0.46)
July 2013 — September 2013
Basis swap contracts	3,680	$(0.46)
October 2013 — December 2013
Basis swap contracts	3,680	$(0.46)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

12. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing income taxes on a current year-to-date basis.

The provision (benefit) for income taxes consisted of the following components for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current:
Federal	$—	$(50)	$—	$(2,216)
State	150	(315)	162	682

	150	(365)	162	(1,534)

Deferred:
Federal	—	—	—	—
State	—	—	—	—

	—	—	—	—

Total provision (benefit)	150	(365)	162	(1,534)
Less: income tax provision attributable to noncontrolling interest	89	—	89	—

Total provision (benefit) attributable to SandRidge Energy, Inc.	$61	$(365)	$73	$(1,534)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets are reduced by a valuation allowance as necessary when a determination is made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. As of December 31, 2008, the Company determined it was appropriate to record a full valuation allowance against its net deferred tax asset. For the three and six-month periods ended June 30, 2010 and 2009, the Company continued to have a full valuation allowance against its net deferred tax asset resulting in a low effective tax rate for the period.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced an ownership change within the meaning of IRC Section 382 on December 31, 2008. The ownership change subjected $305.0 million of federal net operating loss carryforwards to the IRC Section 382 limitation which could result in a material amount of these carryforwards expiring unused. The limitation did not result in a current federal tax liability at June 30, 2010 and December 31, 2009. See Note 17 for discussion of tax consequences associated with the Arena Resources, Inc. (“Arena”) acquisition.

No reserves for uncertain income tax positions have been recorded pursuant to the guidance for uncertainty in income taxes under ASC Topic 740, Income Taxes. Tax years 1999 to present remain open for the majority of taxing authorities due to net operating loss carryforwards from those years. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company did not have an accrued liability for interest and penalties at June 30, 2010 or December 31, 2009.

For the three-month period ended June 30, 2010 and 2009, income tax payments, net of refunds, were approximately $(0.1) million and $3.6 million, respectively. For the six-month period ended June 30, 2010 and 2009, income tax payments, net of refunds, were approximately $(3.5) million and $3.0 million, respectively.

13. Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during the period, but also include the dilutive effect of awards of restricted stock and outstanding convertible preferred stock. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share, for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average basic common shares outstanding	209,161	174,154	209,153	168,767
Effect of dilutive securities:
Restricted stock	948	—	869	—
Convertible preferred stock outstanding	51,496	—	—	—

Weighted average diluted common and potential common shares outstanding	261,605	174,154	210,022	168,767

For the three and six-month periods ended June 30, 2009, restricted stock awards covering 2.4 million shares and 2.5 million shares, respectively, were excluded from the computation of net loss per share because their effect would have been antidilutive.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding 8.5% convertible perpetual preferred stock and 6.0% convertible perpetual preferred stock (see Note 15) for the three and six-month periods ended June 30, 2010 and its outstanding 8.5% convertible perpetual preferred stock for the three and six-month periods ended June 30, 2009. Under this method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available to common stockholders. For the three-month period ended June 30, 2010, the Company determined the if-converted method was more dilutive and did not include preferred stock dividends in the determination of income available to common stockholders. For the six-month period ended June 30, 2010 and the three and six-month periods ended June 30, 2009, the Company determined the if-converted method was not more dilutive and included preferred stock dividends in the determination of income available to common stockholders.

14. Commitments and Contingencies

On July 16, 2010, the Company and one of its subsidiaries completed the acquisition of all of the outstanding shares of common stock of Arena for a combination of Company common stock and cash. See Note 17. As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, after the April 3, 2010 announcement of the transaction, nine putative class action lawsuits challenging the transaction were filed in Oklahoma and Nevada by Arena stockholders. All nine lawsuits contained substantially similar allegations — that Arena’s directors breached their fiduciary duties by negotiating and approving the transaction and by administering a sale process that failed to maximize stockholder value and that Arena, the Company and/or a subsidiary of the Company aided and abetted such alleged breaches of fiduciary duty. One lawsuit was filed in federal court and also alleged violations of federal securities laws in connection with allegedly issuing an incomplete and misleading proxy statement. The lawsuits sought, among other relief, an injunction preventing the consummation of the merger and, in certain cases, unspecified damages. On May 27, 2010, the Company and Arena reached an agreement in principle — and without admitting any liability or wrongdoing — for the coordinated settlement of six of the putative stockholder class actions related to the merger, including five of the lawsuits filed in state courts in Nevada and Oklahoma and the lawsuit filed in federal court. In connection with this agreement, the Company and Arena agreed to provide certain additional disclosures about the merger and to amend certain provisions of the merger agreement with respect to payment of termination fees and non-solicitation of alternative takeover proposals. The additional disclosures about the merger were made in joint Current Reports on Form 8-K filed by the Company and Arena on May 28, 2010. The three remaining lawsuits arising from the acquisition of Arena were stayed by the District Court of Oklahoma County on May 10, 2010. On July 1, 2010, the Plaintiffs commenced appellate proceedings before the Oklahoma Supreme Court challenging the stay and filed an emergency motion seeking to expedite the appeal. On July 8, 2010, the Oklahoma Supreme Court denied the emergency motion and, as of the date of this Quarterly Report, there has been no further action with respect to these proceedings. The Company believes these lawsuits are without merit and intends to defend itself vigorously against them.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Equity

Preferred Stock. The following table presents information regarding the Company’s preferred stock (in thousands):

	June 30, 2010	December 31, 2009
Shares authorized	50,000	50,000
Shares outstanding at end of period:
8.5% Convertible perpetual preferred stock	2,650	2,650
6.0% Convertible perpetual preferred stock	2,000	2,000

The Company is authorized to issue 50,000,000 shares of preferred stock, $0.001 par value, of which 4,650,000 shares were designated as convertible perpetual preferred stock at June 30, 2010 and December 31, 2009. All of the outstanding shares of the Company’s convertible perpetual preferred stock were issued in private transactions and none of such shares are listed on a stock exchange.

8.5% Convertible perpetual preferred stock. The Company’s 8.5% convertible perpetual preferred stock was issued in January 2009. Each share of 8.5% convertible perpetual preferred stock has a liquidation preference of $100.00 and is convertible at the holder’s option at any time initially into approximately 12.4805 shares of the Company’s common stock based on an initial conversion price of $8.01, subject to adjustments upon the occurrence of certain events. Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $8.50 per share to be paid semi-annually in cash, common stock or a combination thereof, at the Company’s election. The first dividend payment was paid in cash in February 2010. Approximately $5.6 million in dividends (all unpaid) and $11.3 million in dividends ($2.8 million paid and $8.5 million unpaid) on the 8.5% convertible perpetual preferred stock have been included in the Company’s earnings per share calculations for the three and six-month periods ended June 30, 2010, respectively, as presented in the accompanying condensed consolidated statements of operations. The 8.5% convertible perpetual preferred stock is not redeemable by the Company at any time. After February 20, 2014, the Company may cause all outstanding shares of the convertible perpetual preferred stock to automatically convert into common stock at the then-prevailing conversion rate if certain conditions are met.

6.0% Convertible perpetual preferred stock. The Company’s 6.0% convertible perpetual preferred stock was issued in December 2009. Each share of the 6.0% convertible perpetual preferred stock has a liquidation preference of $100.00 and is entitled to an annual dividend of $6.00 payable semi-annually in cash, common stock or any combination thereof, at the Company’s election, beginning on July 15, 2010. Approximately $3.0 million and $6.0 million in unpaid dividends on the 6.0% convertible perpetual preferred stock has been included in the Company’s earnings per share calculations for the three and six-month periods ended June 30, 2010, respectively, as presented in the accompanying condensed consolidated statements of operations. The first dividend payment was paid in cash in July 2010. The 6.0% convertible perpetual preferred stock is not redeemable by the Company at any time. Each share is initially convertible into 9.21 shares of the Company’s common stock, at the holder’s option based on an initial conversion price of $10.86 and subject to customary adjustments in certain circumstances. Five years after their issuance, all outstanding shares of the convertible preferred stock will be converted automatically into shares of the Company’s common stock at the then-prevailing conversion price as long as all dividends accrued at that time have been paid.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common Stock. The following table presents information regarding the Company’s common stock (in thousands):

	June 30, 2010	December 31, 2009
Shares authorized	400,000	400,000
Shares outstanding at end of period	210,600	208,715
Shares held in treasury	2,236	1,866

On July 16, 2010, in conjunction with stockholder approval of the issuance of shares of Company common stock in connection with the Company’s acquisition of Arena, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 400.0 million shares to 800.0 million shares. See Note 17 for further discussion regarding the Arena transaction.

Treasury Stock. The Company makes required tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. As a result of such transactions, the Company withheld approximately 274,000 shares with a total value of $2.9 million and approximately 71,000 shares with a total value of $0.5 million during the six-month periods ended June 30, 2010 and 2009, respectively. These shares were accounted for as treasury stock. Also accounted for as treasury stock are any shares of Company common stock held as assets in a trust for the Company’s non-qualified deferred compensation plan. These shares were therefore not included as outstanding shares of common stock in this Quarterly Report. For corporate purposes and for purposes of voting at Company stockholder meetings, these shares are considered outstanding and have voting rights, which are exercised by the Company.

Equity Compensation. The Company awards restricted common stock under incentive compensation plans that vest over specified periods of time, subject to certain conditions. Awards issued prior to 2006 had vesting periods of one, four or seven years. All awards issued during and after 2006 have four-year vesting periods. Shares of restricted common stock are subject to restriction on transfer. Unvested restricted stock awards are included in the Company’s outstanding shares of common stock.

For the three and six-month periods ended June 30, 2010, the Company recognized stock-based compensation expense of $7.3 million and $14.2 million, net of $1.3 million and $2.6 million capitalized, respectively, related to restricted common stock. For the three and six-month periods ended June 30, 2009, the Company recognized stock-based compensation expense of $5.2 million and $10.4 million, net of $0.8 million and $2.0 million capitalized, respectively, related to restricted common stock.

Noncontrolling Interest. Noncontrolling interests in certain of the Company’s subsidiaries represent third-party ownership interests in the consolidated entity and are included as a component of equity in the consolidated balance sheet and consolidated statement of changes in equity as required by ASC Topic 810.

The following table presents a reconciliation of the activity for noncontrolling interest in certain of the Company’s subsidiaries for the six-month periods ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance, January 1,	$10,052	$30
Distributions to noncontrolling interest owners	(1,506)	(11)
Contributions from noncontrolling interest owners	157	—
Net income attributable to noncontrolling interest	2,234	7

Ending balance, June 30	$10,937	$26

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Related Party Transactions

The Company enters into transactions in the ordinary course of business with certain of its stockholders and other related parties. These transactions primarily consist of purchases related to drilling and completion activities, gas treating services and drilling equipment and sales of oil field services, equipment and natural gas. Following is a summary of significant transactions with such related parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales to and reimbursements from related parties	$4,166	$974	$6,823	$4,406

Purchases from related parties	$48	$5,464	$90	$14,406

	June 30, 2010	December 31, 2009
Accounts receivable due from related parties	$1,184	$64

Accounts payable due to related parties	$—	$860

Oklahoma City Thunder Agreements. The Company’s Chairman and Chief Executive Officer owns a minority interest in a limited liability company which owns and operates the Oklahoma City Thunder, a National Basketball Association team playing in Oklahoma City, where the Company is headquartered. The Company, like four other Oklahoma City companies, has a five-year sponsorship agreement whereby the Company pays approximately $3.3 million per year for advertising and promotional activities related to the Oklahoma City Thunder. Additionally, the Company entered into an agreement to license a suite at the arena where the Oklahoma City Thunder plays its home games. Under this four-year agreement, the Company pays an annual license fee of $0.2 million.

Larclay, L.P. Until April 15, 2009, Lariat and its partner Clayton Williams Energy, Inc. (“CWEI”) each owned a 50% interest in Larclay, L.P. (“Larclay”), a limited partnership, and, until such time, Lariat operated the rigs owned by Larclay. On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay pursuant to the terms of an Assignment and Assumption Agreement (the “Larclay Assignment”) entered into between Lariat and CWEI on March 13, 2009. Pursuant to the Larclay Assignment, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay. For the six-month period ended June 30, 2009, sales to and reimbursements from Larclay were $2.9 million and purchases of services from Larclay were $1.8 million.

17. Subsequent Events

Events occurring after June 30, 2010 were evaluated to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

Arena Acquisition. On July 16, 2010, the stockholders of each of the Company and Arena approved the Company’s acquisition of all of the outstanding common stock of Arena, and the transaction was completed. At the time of the acquisition, Arena was engaged in oil and natural gas exploration, development and production, with activities in Oklahoma, Texas, New Mexico and Kansas. In conjunction with this approval, the stockholders of the Company also approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 800.0 million. In connection with the acquisition, the Company issued 4.7771 shares of its common stock and paid $4.50 in cash to Arena stockholders for each outstanding

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

share of Arena unrestricted common stock. In addition, outstanding options to purchase Arena common stock that were deemed exercised pursuant to the merger agreement were converted into shares of Company common stock pursuant to a formula in the merger agreement, and outstanding shares of Arena restricted common stock were converted into restricted shares of Company common stock pursuant to a formula in the merger agreement. Approximately 39.8 million shares of Arena common stock, comprised of 39.5 million shares of Arena common stock outstanding and 0.3 million common shares attributable to Arena options exercised immediately prior to the acquisition in accordance with the merger agreement, were outstanding on the acquisition date. This resulted in the issuance of approximately 190.3 million shares of common stock of the Company and payment of approximately $177.9 million in cash for an aggregate estimated purchase price of approximately $1.4 billion. For purposes of purchase accounting, the value of the common shares issued was determined based on the closing price of the Company’s common stock on the New York Stock Exchange at the acquisition date, July 16, 2010. The Company has incurred approximately $4.8 million in fees related to the acquisition, which was included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2010.

The following allocation of the purchase price as of July 16, 2010, is preliminary and includes significant use of estimates. This preliminary allocation is based on information that was available to management at the time these condensed consolidated financial statements were prepared. Management has not yet had the opportunity to complete its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocation will change as additional information becomes available and is assessed by the Company, and the impact of such changes may be material.

The following table summarizes the estimated values of assets acquired and liabilities assumed (in thousands):

July 16, 2010
Current assets	$80,133
Oil and natural gas properties(1)	1,382,383
Other property, plant and equipment	9,948
Long-term deferred tax assets	31,561
Goodwill(2)	366,902

Total assets acquired	1,870,927

Current liabilities	29,188
Long-term deferred tax liability(2)	408,541
Other non-current liabilities	8,918

Total liabilities assumed	446,647

Net assets acquired	$1,424,280

(1)	Weighted average commodity prices utilized in the preliminary determination of the fair value of oil and natural gas properties were $77.24 per barrel of oil and $6.80 per mcf of natural gas, after adjustment for transportation fees and regional price differentials.
(2)

The Company will receive carryover tax basis in Arena’s assets and liabilities because the merger is not a taxable transaction under the IRC. Based upon the preliminary purchase price allocation, a step-up in basis related to the property acquired from Arena is expected to result in a Company deferred tax liability of approximately $408.5 million, which in turn results in an excess of the consideration transferred to acquire Arena over the acquisition date estimated fair value of the net assets acquired, or goodwill. Goodwill is

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

defined as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill recorded in the Arena acquisition is primarily attributable to operational and cost synergies that will be realized from the acquisition by using the Company’s current presence in the Permian Basin, its Fort Stockton service base and its current rig ownership to efficiently increase its drilling and oil production from the Central Basin Platform assets acquired, as these assets have a proven production history. The Company applies full cost accounting rules and expects to assign all of the goodwill related to the Arena acquisition to its exploration and production segment. It is anticipated that the newly created deferred tax liability will be offset with the Company’s existing deferred tax assets resulting in the release of approximately $377.0 million in the Company’s current valuation allowance against those existing deferred tax assets. The release of the valuation allowance will result in an income tax benefit recorded in the post-acquisition consolidated statement of operations. Goodwill recognized will not be deductible for tax purposes.

IRC Section 382 addresses company ownership changes and provides for the calculation of a limitation regarding the amount of certain deductions and other tax attributes that can be claimed on an annual basis following an ownership change. The Company has an existing IRC Section 382 limitation as a result of an ownership change that occurred on December 31, 2008. The Company anticipates that the acquisition of Arena will result in another IRC Section 382 ownership change, but has not yet determined whether the existing limitation will be impacted. The acquisition will also result in an ownership change for Arena resulting in a possible limitation on the amount of the acquired tax attributes that can be claimed on an annual basis. The Company does not expect the application of IRC Section 382 to cause the Company to have a current federal tax liability for the period ending December 31, 2010.

The following pro forma results of operations are provided for the three and six-month periods ended June 30, 2010 and 2009 as though the Arena acquisition had been completed as of the beginning of each three and six-month period presented (in thousands except per share amounts). The following supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$236,751	$161,736	$499,544	$340,942
Income available (loss applicable) to SandRidge Energy, Inc. common stockholders(1)(2)	$432,051	$292,963	$469,143	$(1,185,373)
Pro forma net income (loss) per common share:
Basic	$1.08	$0.80	$1.17	$(3.30)
Diluted	$0.98	$0.73	$1.08	$(3.30)

(1)	Includes approximately $377.0 million reduction in tax expense for all periods presented related to the anticipated release of the current valuation allowance on existing deferred tax assets.
(2)	Includes approximately $327.1 million of additional estimated impairment from full cost ceiling limitations for the six months ended June 30, 2009.

The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of Arena, certain reclassifications to conform Arena’s presentation to

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Company’s accounting policies and the impact of the preliminary purchase price allocation discussed above. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate Arena.

Sale of Oklahoma Deep Rights. On July 22, 2010, the Company signed an agreement with an oil and gas company to sell certain deep acreage rights in the Cana Shale play in western Oklahoma for approximately $139.0 million in cash. The Company will retain the shallow rights associated with this acreage. The sale is expected to close in the third quarter of 2010 and is subject to customary closing adjustments.

18. Business Segment Information

The Company has three business segments: exploration and production, drilling and oil field services and midstream gas services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the acquisition, development and production of oil and natural gas properties. The drilling and oil field services segment is engaged in the land contract drilling of oil and natural gas wells. The midstream gas services segment is engaged in purchasing, gathering, processing, treating and selling natural gas. The All Other column in the tables below includes items not related to the Company’s reportable segments, including the Company’s CO2 gathering and sales operations and corporate operations.

As further discussed in Note 19, SandRidge Energy, Inc., the parent company, contributed its oil and natural gas related assets and liabilities to one of its wholly owned subsidiaries effective as of May 1, 2009. As a result, the financial information of SandRidge Energy, Inc. is now included in the All Other column in the tables below, which is consistent with management’s evaluation of the business segments. This information was previously included in the exploration and production segment. All periods presented below reflect this change in presentation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses and depreciation, depletion and amortization. Summarized financial information concerning the Company’s segments is shown in the following tables (in thousands):

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Three Months Ended June 30, 2010
Revenues	$150,571	$55,975	$66,379	$8,744	$281,669
Inter-segment revenue	(66)	(52,063)	(44,223)	(2,878)	(99,230)

Total revenues	$150,505	$3,912	$22,156	$5,866	$182,439

Operating income (loss)	$136,465	$(294)	$902	$(17,621)	$119,452
Interest income (expense), net	121	(254)	(161)	(63,867)	(64,161)
Other income (expense), net	13	—	56	(599)	(530)

Income (loss) before income taxes	$136,599	$(548)	$797	$(82,087)	$54,761

Capital expenditures(1)	$218,973	$8,195	$16,337	$5,459	$248,964

Depreciation, depletion and amortization	$55,041	$6,833	$927	$3,338	$66,139

Three Months Ended June 30, 2009
Revenues	$103,727	$55,975	$71,838	$6,511	$238,051
Inter-segment revenue	(64)	(50,877)	(52,742)	(269)	(103,952)

Total revenues	$103,663	$5,098	$19,096	$6,242	$134,099

Operating loss	$(5,215)	$(2,801)	$(28,030)	$(13,941)	$(49,987)
Interest income (expense), net	311	(558)	—	(41,984)	(42,231)
Other income, net	483	—	200	—	683

Loss before income taxes	$(4,421)	$(3,359)	$(27,830)	$(55,925)	$(91,535)

Capital expenditures(1)	$121,347	$188	$17,340	$8,813	$147,688

Depreciation, depletion and amortization	$35,025	$6,909	$2,115	$4,335	$48,384

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Six Months Ended June 30, 2010
Revenues	$320,755	$142,049	$148,916	$19,197	$630,917
Inter-segment revenue	(131)	(132,377)	(99,233)	(5,742)	(237,483)

Total revenues	$320,624	$9,672	$49,683	$13,455	$393,434

Operating income (loss)	$246,488	$(4,594)	$2,156	$(35,427)	$208,623
Interest income (expense), net	200	(567)	(299)	(125,515)	(126,181)
Other income (expense), net	781	—	56	(131)	706

Income (loss) before income taxes	$247,469	$(5,161)	$1,913	$(161,073)	$83,148

Capital expenditures(1)	$411,050	$17,612	$36,759	$12,124	$477,545

Depreciation, depletion and amortization	$108,034	$14,163	$1,803	$6,720	$130,720

At June 30, 2010
Total assets	$2,526,417	$218,845	$141,357	$242,044	$3,128,663

Six Months Ended June 30, 2009
Revenues	$225,660	$149,789	$166,205	$12,407	$554,061
Inter-segment revenue	(130)	(138,380)	(121,695)	(744)	(260,949)

Total revenues	$225,530	$11,409	$44,510	$11,663	$293,112

Operating loss(2)	$(1,101,077)	$(5,556)	$(27,820)	$(31,814)	$(1,166,267)
Interest expense, net	(47)	(1,191)	—	(81,730)	(82,968)
Other income, net	1,243	—	434	—	1,677

Loss before income taxes	$(1,099,881)	$(6,747)	$(27,386)	$(113,544)	$(1,247,558)

Capital expenditures(1)	$383,231	$2,201	$41,288	$17,764	$444,484

Depreciation, depletion and amortization	$95,785	$14,195	$3,957	$7,266	$121,203

At December 31, 2009
Total assets	$2,222,724	$229,507	$110,757	$217,329	$2,780,317

(1)	Capital expenditures are presented on an accrual basis.
(2)	The operating loss for the exploration and production segment for the six-month period ended June 30, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on the Company’s oil and natural gas properties.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following condensed consolidating financial information represents the financial information of SandRidge Energy, Inc. and its wholly owned subsidiary guarantors, prepared on the equity basis of accounting. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes. The non-guarantor subsidiaries are minor and, therefore, not presented separately. The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the subsidiary guarantors operated as independent entities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$169	$1,914	$—	$2,083
Accounts receivable, net	753,603	250,853	(901,047)	103,409
Derivative contracts	—	63,737	—	63,737
Other current assets	—	56,897	—	56,897

Total current assets	753,772	373,401	(901,047)	226,126
Property, plant and equipment, net	—	2,783,773	—	2,783,773
Investment in subsidiaries	2,019,681	—	(2,019,681)	—
Other assets	55,528	63,236	—	118,764

Total assets	$2,828,981	$3,220,410	$(2,920,728)	$3,128,663

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$211,248	$1,005,692	$(901,047)	$315,893
Other current liabilities	7,208	12,435	—	19,643

Total current liabilities	218,456	1,018,127	(901,047)	335,536
Long-term debt	2,730,660	18,763	—	2,749,423
Asset retirement obligation	—	115,475	—	115,475
Other liabilities	9,340	37,427	—	46,767

Total liabilities	2,958,456	1,189,792	(901,047)	3,247,201

(Deficit) equity	(129,475)	2,030,618	(2,019,681)	(118,538)

Total liabilities and equity	$2,828,981	$3,220,410	$(2,920,728)	$3,128,663

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2010
Total revenues	$—	$182,439	$—	$182,439
Expenses:
Direct operating expenses	—	82,604	—	82,604
General and administrative	86	33,779	—	33,865
Depreciation, depletion, amortization and impairment	—	66,139	—	66,139
Gain on derivative contracts	—	(119,621)	—	(119,621)

Total expenses	86	62,901	—	62,987

(Loss) income from operations	(86)	119,538	—	119,452
Equity earnings from subsidiaries	117,094	—	(117,094)	—
Interest expense, net	(63,594)	(567)	—	(64,161)
Other income (expense), net	73	(603)	—	(530)

Income before income taxes	53,487	118,368	(117,094)	54,761
Income tax (benefit) expense	(28)	178	—	150

Net income	53,515	118,190	(117,094)	54,611
Less: net income attributable to noncontrolling interest	—	1,096	—	1,096

Net income attributable to SandRidge Energy, Inc.	$53,515	$117,094	$(117,094)	$53,515

Three Months Ended June 30, 2009
Total revenues	$9,588	$124,558	$(47)	$134,099
Expenses:
Direct operating expenses	5,561	87,564	(47)	93,078
General and administrative	5,152	18,480	—	23,632
Depreciation, depletion, amortization and impairment	4,689	43,695	—	48,384
(Gain) loss on derivative contracts	(30,704)	49,696	—	18,992

Total expenses	(15,302)	199,435	(47)	184,086

Income (loss) from operations	24,890	(74,877)	—	(49,987)
Equity earnings from subsidiaries	(75,008)	—	75,008	—
Interest expense, net	(41,421)	(810)	—	(42,231)
Other income, net	—	683	—	683

Loss before income taxes	(91,539)	(75,004)	75,008	(91,535)
Income tax benefit	(365)	—	—	(365)

Net loss	(91,174)	(75,004)	75,008	(91,170)
Less: net income attributable to noncontrolling interest	—	4	—	4

Net loss attributable to SandRidge Energy, Inc.	$(91,174)	$(75,008)	$75,008	$(91,174)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2010
Total revenues	$—	$393,434	$—	$393,434
Expenses:
Direct operating expenses	—	170,125	—	170,125
General and administrative	163	65,376	—	65,539
Depreciation, depletion, amortization and impairment	—	130,720	—	130,720
Gain on derivative contracts	—	(181,573)	—	(181,573)

Total expenses	163	184,648	—	184,811

(Loss) income from operations	(163)	208,786	—	208,623
Equity earnings from subsidiaries	205,795	—	(205,795)	—
Interest expense, net	(124,970)	(1,211)	—	(126,181)
Other income, net	74	632	—	706

Income before income taxes	80,736	208,207	(205,795)	83,148
Income tax (benefit) expense	(16)	178	—	162

Net income	80,752	208,029	(205,795)	82,986
Less: net income attributable to noncontrolling interest	—	2,234	—	2,234

Net income attributable to SandRidge Energy, Inc.	$80,752	$205,795	$(205,795)	$80,752

Six Months Ended June 30, 2009
Total revenues	$58,271	$236,946	$(2,105)	$293,112
Expenses:
Direct operating expenses	27,737	143,664	(2,105)	169,296
General and administrative	15,515	36,602	—	52,117
Depreciation, depletion, amortization and impairment	627,478	798,143	—	1,425,621
(Gain) loss on derivative contracts	(237,351)	49,696	—	(187,655)

Total expenses	433,379	1,028,105	(2,105)	1,459,379

Loss from operations	(375,108)	(791,159)	—	(1,166,267)
Equity earnings from subsidiaries	(791,369)	—	791,369	—
Interest expense, net	(81,190)	(1,778)	—	(82,968)
Other income, net	102	1,575	—	1,677

Loss before income taxes	(1,247,565)	(791,362)	791,369	(1,247,558)
Income tax benefit	(1,534)	—	—	(1,534)

Net loss	(1,246,031)	(791,362)	791,369	(1,246,024)
Less: net income attributable to noncontrolling interest	—	7	—	7

Net loss attributable to SandRidge Energy, Inc.	$(1,246,031)	$(791,369)	$791,369	$(1,246,031)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2010
Net cash (used in) provided by operating activities	$(160,436)	$418,895	$—	$258,459
Net cash used in investing activities	—	(416,199)	—	(416,199)
Net cash provided by (used in) financing activities	160,266	(8,304)	—	151,962

Net decrease in cash and cash equivalents	(170)	(5,608)	—	(5,778)
Cash and cash equivalents at beginning of year	339	7,522	—	7,861

Cash and cash equivalents at end of period	$169	$1,914	$—	$2,083

Six Months Ended June 30, 2009
Net cash provided by operating activities	$106,883	$37,264	$—	$144,147
Net cash used in investing activities	(240,992)	(29,306)	—	(270,298)
Net cash provided by (used in) financing activities	134,253	(8,117)	—	126,136

Net increase (decrease) in cash and cash equivalents	144	(159)	—	(15)
Cash and cash equivalents at beginning of year	18	618	—	636

Cash and cash equivalents at end of period	$162	$459	$—	$621

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

The financial information with respect to the three and six-month periods ended June 30, 2010 and June 30, 2009 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview of Our Company

We are an independent oil and natural gas company concentrating on exploration, development and production activities related to the exploitation of our significant holdings in west Texas. Our primary areas of focus are the West Texas Overthrust (“WTO”) and the Permian Basin. The WTO is a natural gas-prone geological region where we have operated since 1986. The WTO includes the Piñon gas field. Additionally, we focus on the exploration, development and production of our oil properties in the Permian Basin, including properties acquired in December 2009 from Forest Oil Corporation and one of its subsidiaries (collectively, “Forest”) and properties owned by Arena, which we acquired in July 2010. Each such acquisition is described below. We also operate interests in the Mid-Continent, Cotton Valley Trend in east Texas, Gulf Coast and Gulf of Mexico.

In December 2009, we purchased, for approximately $795.1 million, oil and natural gas properties located in the Permian Basin from Forest, consisting primarily of six operated areas in the Central Basin Platform and greater Permian Basin area of western Texas and eastern New Mexico. Approximately 98% of the production associated with these properties is operated and the properties cover over 90,000 net acres, of which nearly 80% is held by production. The acquisition of properties from Forest expanded our holdings in the Central Basin Platform of the Permian Basin and added significant Permian Basin oil production in the Midland and Delaware Basins in Texas as well as the Northwest Shelf in New Mexico.

We currently generate the majority of our consolidated revenues and cash flow from the production and sale of oil and natural gas. Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and on our ability to find and economically develop and produce oil and natural gas reserves. Prices for oil and natural gas fluctuate widely. In order to reduce our exposure to these fluctuations, we enter into commodity derivative contracts for a portion of our anticipated future oil and natural gas production. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital expenditure programs.

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

Recent Developments

Arena Acquisition. On July 16, 2010, the stockholders of each of SandRidge and Arena approved the acquisition by SandRidge, of all of the outstanding common stock of Arena, and the transaction was completed. In connection with the acquisition, we issued 4.7771 shares of our common stock and paid $4.50 in cash to Arena stockholders for each outstanding share of unrestricted Arena common stock. In addition, outstanding options to purchase Arena common stock that were deemed exercised pursuant to the merger agreement were converted into shares of our common stock pursuant to a formula in the merger agreement, and outstanding shares of Arena restricted common stock were converted into restricted shares of our common stock pursuant to a formula in the merger agreement. The total purchase price is estimated to be approximately $1.4 billion.

In conjunction with stockholder approval of the issuance of SandRidge common stock in connection with the acquisition of Arena, our stockholders also approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 400.0 million shares to 800.0 million shares.

Sale of Oklahoma Deep Rights. On July 22, 2010, we signed an agreement with an oil and gas company to sell certain deep acreage rights in the Cana Shale play in western Oklahoma for approximately $139.0 million in cash. We will retain the shallow rights associated with this acreage. The sale is expected to close in the third quarter of 2010 and is subject to customary closing adjustments.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-03 (“ASU 2010-03”) to align the oil and natural gas reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries — Oil and Gas, with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and was effective for the year ended December 31, 2009. Modernization of the Oil and Gas Reporting Requirements was designed to modernize and update the oil and gas disclosure requirements to align with current practices and changes in technology. We implemented ASU 2010-03 prospectively as a change in accounting principle inseparable from a change in accounting estimate at December 31, 2009.

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 represents a revision to former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. ASU 2009-17 also requires enhanced disclosures about a reporting entity’s involvement with variable interest entities. We implemented ASU 2009-17 on January 1, 2010 with no impact on our financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Topic 820, Fair Value Measurements and Disclosures. We implemented the new disclosures and clarifications of existing disclosure requirements under ASU 2010-06 effective with the first quarter of 2010, except for certain disclosure requirements regarding activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 had no impact on our financial position or results of operations.

Results by Segment

We operate in three business segments: exploration and production, drilling and oil field services and midstream gas services. The All Other column in the tables below includes items not related to our reportable segments such as our CO2 gathering and sales operations and corporate operations. SandRidge Energy, Inc., the parent company, contributed its oil and natural gas related assets and liabilities to one of its wholly owned subsidiaries, effective as of May 1, 2009. As a result, the financial information of SandRidge Energy, Inc. is now included in the All Other column in the tables below, which is consistent with management’s evaluation of the business segments. This information was previously included in the exploration and production segment. All periods presented below reflect this change in presentation.

Management evaluates the performance of our business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses. Results of these measurements provide important information to us about the activity and profitability of our lines of business. Set forth in the table below is financial information regarding each of our business segments for the three and six-month periods ended June 30, 2010 and 2009 (in thousands).

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Three Months Ended June 30, 2010
Revenues	$150,571	$55,975	$66,379	$8,744	$281,669
Inter-segment revenue	(66)	(52,063)	(44,223)	(2,878)	(99,230)

Total revenues	$150,505	$3,912	$22,156	$5,866	$182,439

Operating income (loss)	$136,465	$(294)	$902	$(17,621)	$119,452
Interest income (expense), net	121	(254)	(161)	(63,867)	(64,161)
Other income (expense), net	13	—	56	(599)	(530)

Income (loss) before income taxes	$136,599	$(548)	$797	$(82,087)	$54,761

Three Months Ended June 30, 2009
Revenues	$103,727	$55,975	$71,838	$6,511	$238,051
Inter-segment revenue	(64)	(50,877)	(52,742)	(269)	(103,952)

Total revenues	$103,663	$5,098	$19,096	$6,242	$134,099

Operating loss	$(5,215)	$(2,801)	$(28,030)	$(13,941)	$(49,987)
Interest income (expense), net	311	(558)	—	(41,984)	(42,231)
Other income, net	483	—	200	—	683

Loss before income taxes	$(4,421)	$(3,359)	$(27,830)	$(55,925)	$(91,535)

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Six Months Ended June 30, 2010
Revenues	$320,755	$142,049	$148,916	$19,197	$630,917
Inter-segment revenue	(131)	(132,377)	(99,233)	(5,742)	(237,483)

Total revenues	$320,624	$9,672	$49,683	$13,455	$393,434

Operating income (loss)	$246,488	$(4,594)	$2,156	$(35,427)	$208,623
Interest income (expense), net	200	(567)	(299)	(125,515)	(126,181)
Other income (expense), net	781	—	56	(131)	706

Income (loss) before income taxes	$247,469	$(5,161)	$1,913	$(161,073)	$83,148

Six Months Ended June 30, 2009
Revenues	$225,660	$149,789	$166,205	$12,407	$554,061
Inter-segment revenue	(130)	(138,380)	(121,695)	(744)	(260,949)

Total revenues	$225,530	$11,409	$44,510	$11,663	$293,112

Operating loss(1)	$(1,101,077)	$(5,556)	$(27,820)	$(31,814)	$(1,166,267)
Interest expense, net	(47)	(1,191)	—	(81,730)	(82,968)
Other income, net	1,243	—	434	—	1,677

Loss before income taxes	$(1,099,881)	$(6,747)	$(27,386)	$(113,544)	$(1,247,558)

(1)	The operating loss for the exploration and production segment for the six-month period ended June 30, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on our oil and natural gas properties.

Exploration and Production Segment

The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our oil and natural gas production, the quantity of oil and natural gas we produce and changes in the fair value of commodity derivative contracts we use to reduce the volatility of the prices we receive for our oil and natural gas production. Quarterly comparisons of production and price data are presented in the tables below. Changes in our results for these periods reflect, in part, the acquisition of oil and natural gas properties from Forest in December 2009, which impacted production volumes, revenues and operating income for our exploration and production segment.

	Three Months Ended June 30,		Change
	2010	2009	Amount	Percent
Production data:
Oil (MBbl)(1)	1,344	722	622	86.1%
Natural gas (MMcf)	19,316	22,255	(2,939)	(13.2)%
Combined equivalent volumes (MMcfe)	27,383	26,587	796	3.0%
Average daily combined equivalent volumes (MMcfe/d)	301	292	9	3.1%

Average prices — as reported(2):
Oil (per Bbl)(1)	$62.56	$51.79	10.77	20.8%
Natural gas (per Mcf)	$3.41	$2.95	0.46	15.6%
Combined equivalent (per Mcfe)	$5.48	$3.88	1.60	41.2%

Average prices — including impact of derivative contract settlements:
Oil (per Bbl)(1)	$65.86	$56.01	9.85	17.6%
Natural gas (per Mcf)	$6.06	$7.07	(1.01)	(14.3)%
Combined equivalent (per Mcfe)	$7.51	$7.44	0.07	0.9%

	Six Months Ended June 30,		Change
	2010	2009	Amount	Percent
Production data:
Oil (MBbl)(1)	2,555	1,440	1,115	77.4%
Natural gas (MMcf)	38,373	46,687	(8,314)	(17.8)%
Combined equivalent volumes (MMcfe)	53,703	55,327	(1,624)	(2.9)%
Average daily combined equivalent volumes (MMcfe/d)	297	306	(9)	(2.9)%

Average prices — as reported(2):
Oil (per Bbl)(1)	$64.43	$45.13	19.30	42.8%
Natural gas (per Mcf)	$4.04	$3.41	0.63	18.5%
Combined equivalent (per Mcfe)	$5.95	$4.05	1.90	46.9%

Average prices — including impact of derivative contract settlements:
Oil (per Bbl)(1)	$67.39	$49.85	17.54	35.2%
Natural gas (per Mcf)	$6.40	$7.40	(1.00)	(13.5)%
Combined equivalent (per Mcfe)	$7.78	$7.54	0.24	3.2%

(1)	Includes natural gas liquids.
(2)	Prices represent actual average prices for the periods presented and do not give effect to derivative transactions.

Exploration and Production Segment — Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Exploration and production segment revenues increased $46.8 million, or 45.2%, to $150.5 million in the three months ended June 30, 2010 from $103.7 million in the three months ended June 30, 2009, as a result of a 41.2% increase in the combined average price we received for our oil and natural gas production. Also contributing to the increase was the 86.1% increase in oil production, partially offset by the 13.2% decrease in natural gas production volumes. In the three-month period ended June 30, 2010, oil production increased by 622 MBbls to 1,344 MBbls and natural gas production decreased by 2.9 Bcf to 19.3 Bcf from the comparable period in 2009. The increase in oil production was due to the addition of Permian Basin properties acquired from Forest and a focus on increased oil drilling in 2010. The decrease in natural gas production was a result of the decline in the number of rigs drilling for natural gas during 2009 and 2010 due to depressed natural gas prices.

The average price received for our oil production increased 20.8%, or $10.77 per barrel, to $62.56 per barrel during the three months ended June 30, 2010 from $51.79 per barrel during the same period in 2009. The average price we received for our natural gas production for the three-month period ended June 30, 2010 increased 15.6%, or $0.46 per Mcf, to $3.41 per Mcf from $2.95 per Mcf in the comparable period in 2009. Including the impact of derivative contract settlements, the effective price received for oil for the three-month period ended June 30, 2010 was $65.86 per Bbl compared to $56.01 per Bbl during the same period in 2009. Including the impact of derivative contract settlements, the effective price received for natural gas for the three-month period ended June 30, 2010 was $6.06 per Mcf compared to $7.07 per Mcf during the same period in 2009. Our derivative contracts are not designated as hedges and, as a result, gains or losses on commodity derivative contracts are recorded as a component of operating expenses. Internally, management views the settlement of such derivative contracts as adjustments to the price received for oil and natural gas production to determine “effective prices.” Realized gains or losses from the settlement of derivative contracts with contractual maturities outside of the reporting period are not considered in the calculation of “effective prices.”

During the three-month period ended June 30, 2010, the exploration and production segment reported a $119.6 million net gain on our commodity derivative positions ($117.9 million realized gain and $1.7 million unrealized gain) compared to a $19.0 million net loss on our commodity derivative positions ($94.7 million realized gain and $113.7 million unrealized loss) in the same period in 2009. The realized gain of $117.9 million for the three months ended June 30, 2010 was primarily due to lower natural gas prices at the time of settlement compared to the contract price. Realized gains totaling $62.4 million resulting from settlements of commodity derivative contracts with original contractual maturities after June 30, 2010 were included in the realized gain for the three months ended June 30, 2010. Unrealized gains or losses on derivative contracts represent the change in fair value of open derivative contracts during the period. The unrealized gain on our commodity contracts recorded during the three months ended June 30, 2010 was attributable to a decrease in average oil prices and increases in the price differentials on our basis swaps at June 30, 2010 compared to the average oil prices and price differentials at March 31, 2010. This amount was partially offset by increases in the average natural gas price at June 30, 2010 compared to the average natural gas price at March 31, 2010. The unrealized loss for the three-month period ended June 30, 2009 was attributable to increased average oil and natural gas prices at June 30, 2009.

For the three months ended June 30, 2010, we had operating income of $136.5 million in our exploration and production segment compared to an operating loss of $5.2 million for the same period in 2009. The $47.0 million increase in oil and natural gas revenues and $119.6 million gain on commodity derivative contracts were partially offset by a $20.0 million increase in depreciation and depletion, a $14.4 million increase in production expenses and a $4.8 million increase in production taxes. See discussion of production expense, production taxes and depreciation and depletion under “Consolidated Results of Operations.”

Exploration and Production Segment — Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Exploration and production segment revenues increased $95.1 million, or 42.2%, to $320.6 million in the six months ended June 30, 2010 from $225.5 million in the six months ended June 30, 2009, as a result of a 46.9% increase in the combined average price we received for our oil and natural gas production. Also contributing to the increase was the 77.4% increase in oil production, partially offset by the 17.8% decrease in natural gas production volumes. In the six-month period ended June 30, 2010, oil production increased by 1,115 MBbls to 2,555 MBbls and natural gas production decreased by 8.3 Bcf to 38.4 Bcf from the comparable period in 2009. The increase in oil production was due to the addition of Permian Basin properties acquired from Forest and a focus on increased oil drilling in 2010. The decrease in natural gas production was a result of the decline in the number of rigs drilling for natural gas during 2009 and 2010 due to depressed natural gas prices.

The average price received for our oil production increased 42.8%, or $19.30 per barrel, to $64.43 per barrel during the six months ended June 30, 2010 from $45.13 per barrel during the same period in 2009. The average price we received for our natural gas production for the six-month period ended June 30, 2010 increased 18.5%, or $0.63 per Mcf, to $4.04 per Mcf from $3.41 per Mcf in the comparable period in 2009. Including the impact of derivative contract settlements, the effective price received for oil for the six-month period ended June 30, 2010 was $67.39 per Bbl compared to $49.85 per Bbl during the same period in 2009. Including the impact of derivative contract settlements, the effective price received for natural gas for the six-month period ended June 30, 2010 was $6.40 per Mcf compared to $7.40 per Mcf during the same period in 2009.

During the six-month period ended June 30, 2010, the exploration and production segment reported a $181.6 million net gain on our commodity derivative positions ($160.6 million realized gain and $21.0 million unrealized gain) compared to a $187.7 million net gain on our commodity derivative positions ($193.2 million realized gain and $5.5 million unrealized loss) in the same period in 2009. The realized gain of $160.6 million for the six months ended June 30, 2010 was primarily due to lower natural gas prices at the time of settlement compared to the contract price. Realized gains totaling $62.4 million resulting from settlements of commodity derivative contracts with original contractual maturities after June 30, 2010 were included in the realized gain for the six months ended June 30, 2010. The unrealized gain on commodity contracts recorded during the six months ended June 30, 2010 was attributable to a decrease in average oil prices and increases in the price differentials on our basis swaps at June 30, 2010 compared to the average oil prices and price differentials at December 31, 2009 or the contract price for contracts entered into during 2010. This amount was partially offset by increases in the average price of natural gas at June 30, 2010 compared to the average price of natural gas at December 31, 2009, or as stated in the contract for contracts entered into during 2010.

For the six months ended June 30, 2010, we had operating income of $246.5 million in our exploration and production segment compared to an operating loss of $1,101.1 million for the same period in 2009. The $95.3 million increase in oil and natural gas revenues and the absence of a full cost ceiling limitation during the first six months of 2010 were partially offset by the $6.1 million decrease in gains on commodity derivative contracts, a $19.0 million increase in production expenses, a $8.2 million increase in production taxes and a $12.2 million increase in depreciation and depletion of our oil and natural gas properties. See discussion of the 2009 period full cost ceiling limitation, production expense, production taxes and depreciation and depletion under “Consolidated Results of Operations.”

Drilling and Oil Field Services Segment

The financial results of our drilling and oil field services segment depend primarily on the demand for and price we can charge for our services. In addition to providing drilling services, our oil field services business also conducts operations that complement our exploration and production segment such as providing pulling units, trucking, rental tools, location and road construction and roustabout services. On a consolidated basis, drilling and oil field service revenues earned and expenses incurred in performing services for third parties, including third party working interests in wells we operate, are included in drilling and services revenues and expenses while drilling and oil field service revenues earned and expenses incurred in performing services for our own account are eliminated in consolidation.

Until April 15, 2009, we indirectly owned, through Lariat and its partner CWEI, an additional 11 operational rigs through an investment in Larclay. Although our ownership in Larclay afforded us access to Larclay’s operational rigs, we did not control Larclay and, therefore, did not consolidate the results of its operations with ours. Only the activities or our wholly owned drilling and oil field services subsidiaries are included in the financial results of our drilling and oil field services segment. On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay pursuant to the terms of the Larclay

Assignment entered into between Lariat and CWEI. Pursuant to the Larclay Assignment, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective as of April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay.

As of June 30, 2010, we owned 30 drilling rigs, through Lariat, of which 4 were idle and 4 were non-operational. The table below presents a summary of the rigs owned by Lariat:

	June 30,
	2010	2009
Rigs working for SandRidge	20	6
Rigs working for third parties	2	—
Idle rigs(1)	4	23

Total operational	26	29
Non-operational rigs(2)	4	2

Total rigs owned(3)	30	31

(1)	Includes two rigs receiving stand-by rates at June 30, 2009. There were no rigs receiving stand-by rates at June 30, 2010.
(2)	Includes two rigs being constructed and two rigs being converted at June 30, 2010.
(3)	Excludes one rig that was retired at June 30, 2010.

Drilling and Oil Field Services Segment — Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Drilling and oil field services segment revenues decreased to $3.9 million in the three-month period ended June 30, 2010 from $5.1 million in the three-month period ended June 30, 2009 and drilling and oil field services segment expenses decreased $3.7 million to $4.2 million during the same period. The decrease in expense resulted in a reduced operating loss of $0.3 million in the three-month period ended June 30, 2010 compared to an operating loss of $2.8 million for the same period in 2009. The decline in revenues and expenses was primarily attributable to a decrease in services performed for third parties.

Drilling and Oil Field Services Segment — Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Drilling and oil field services segment revenues decreased to $9.7 million in the six-month period ended June 30, 2010 from $11.4 million in the six-month period ended June 30, 2009. Drilling and oil field services segment expenses decreased $2.7 million to $14.3 million for the six-month period ended June 30, 2010. The decrease in expenses resulted in a reduced operating loss of $4.6 million for the six-month period ended June 30, 2010 compared to an operating loss of $5.6 million in the same period in 2009. The decline in revenues and expenses was primarily attributable to a decrease in sales to and services performed for third parties during 2010.

Midstream Gas Services Segment

Midstream gas services segment revenues consist mostly of revenue from gas marketing, which is a very low-margin business. On a consolidated basis, midstream and marketing revenues represent natural gas sold on behalf of third parties and the fees we charge related to gathering, compressing and treating this gas. Gas marketing operating costs represent payments made to third parties for the proceeds from the sale of gas owned by such parties, net of any applicable margin and actual costs we charge to gather, compress and treat the gas. The primary factors affecting midstream gas services are the quantity of gas we gather, treat and market and the prices we pay and receive for natural gas.

In June 2009, we completed the sale of our gathering and compression assets located in the Piñon Field of the WTO. Net proceeds from the sale were approximately $197.5 million, which resulted in a loss on the sale of $26.1 million. In conjunction with the sale, we entered into a gas gathering agreement and an operations and maintenance agreement. Under the gas gathering agreement, we have dedicated our Piñon Field acreage for priority gathering services for a period of 20 years and we will pay a fee for such services that was negotiated at arms’ length. Pursuant to the operations and maintenance agreement, we will operate and maintain the gathering system assets sold for a period of 20 years unless we or the buyer of the assets choose to terminate the agreement.

GRLP is a limited partnership that operates the Grey Ranch Plant located in Pecos County, Texas. We purchased our 50% equity investment in GRLP during 2003. On October 1, 2009, we executed amendments to certain agreements related to the ownership and operation of GRLP. As a result of these amendments, we became the primary beneficiary of GRLP. Accordingly, we began consolidating the activity of GRLP in our midstream gas services segment prospectively beginning on the effective date of the amendments.

Midstream Gas Services Segment — Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Midstream gas services segment revenues for the three months ended June 30, 2010 were $22.2 million compared to $19.1 million in the same period in 2009. Operating income was $0.9 million for the three months ended June 30, 2010 compared to an operating loss of $28.0 million for the comparable period in 2009. The increase in midstream gas services segment revenues was primarily due to the consolidation of GRLP activity into the midstream gas services segment for the three-month period ended June 30, 2010. For the three-month period ended June 30, 2009, our share of GRLP activity was reported as income from equity investments. The operating loss for the three-month period ended June 30, 2009 was primarily due to a $26.1 million loss on the sale of our gathering and compression assets discussed above.

Midstream Gas Services Segment — Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Midstream gas services segment revenues for the six months ended June 30, 2010 were $49.7 million compared to $44.5 million in the same period in 2009. Operating income was $2.2 million for the six months ended June 30, 2010 compared to an operating loss of $27.8 million for the comparable period in 2009. The increase in midstream gas services segment revenues was due to the consolidation of GRLP activity into the midstream gas services segment for the six-month period ended June 30, 2010. The increase in operating income was primarily due to the inclusion of a $26.1 million loss on the sale of our gathering and compression assets in the six months ended June 30, 2009. Additionally, the operating income from GRLP was included in the midstream gas services segment for the six months ended June 30, 2010. Prior to October 1, 2009 when we began consolidating GRLP, our share of GRLP activity was reported as income from equity investments.

Consolidated Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues. Total revenues increased 36.0% to $182.4 million for the three months ended June 30, 2010 from $134.1 million in the same period in 2009. This increase was primarily due to a $47.0 million increase in oil and natural gas sales.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(In thousands)
Revenues:
Oil and natural gas	$149,995	$103,039	$46,956	45.6%
Drilling and services	3,901	5,097	(1,196)	(23.5)%
Midstream and marketing	22,598	19,642	2,956	15.0%
Other	5,945	6,321	(376)	(5.9)%

Total revenues	$182,439	$134,099	$48,340	36.0%

Total oil and natural gas revenues increased $47.0 million to $150.0 million for the three months ended June 30, 2010 compared to $103.0 million for the same period in 2009, primarily as a result of an increase in the prices received on our production of oil and natural gas and increased oil production, offset slightly by decreases in natural gas production. The combined average price received, excluding the impact of derivative contracts, for our oil and natural gas production increased 41.2% in the 2010 period to $5.48 per Mcfe compared to $3.88 per Mcfe in 2009. The increase in oil production was primarily due to the properties acquired from Forest and a focus on increased oil drilling in 2010.

Drilling and services revenues decreased 23.5% to $3.9 million for the three months ended June 30, 2010 compared to $5.1 million for the same period in 2009. The decrease was due to an increase in oil field services work performed for our own account, and a corresponding decline in oil field services performed for third parties.

Midstream and marketing revenues increased $3.0 million, or 15.0%, with revenues of $22.6 million in the three-month period ended June 30, 2010 compared to $19.6 million in the three-month period ended June 30, 2009. The increase in midstream and marketing revenues was attributable to the inclusion of GRLP activity for the three-month period ended June 30, 2010. Prior to October 2009, GRLP was not consolidated.

Operating Costs and Expenses. Total operating costs and expenses decreased to $63.0 million for the three months ended June 30, 2010 compared to $184.1 million for the same period in 2009. The decrease was primarily due to the gains on derivative contracts and a decrease in loss on sale of assets during the three-month period ended June 30, 2010 compared to the same period in 2009. These decreases were partially offset by increases in production expenses, production taxes, depreciation and depletion on oil and natural gas properties and general and administrative expenses.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(In thousands)
Operating costs and expenses:
Production	$56,009	$41,591	$14,418	34.7%
Production taxes	5,404	593	4,811	811.3%
Drilling and services	1,024	5,791	(4,767)	(82.3)%
Midstream and marketing	19,779	18,933	846	4.5%
Depreciation and depletion — oil and natural gas	54,319	34,350	19,969	58.1%
Depreciation, depletion and amortization — other	11,820	14,034	(2,214)	(15.8)%
General and administrative	33,865	23,632	10,233	43.3%
(Gain) loss on derivative contracts	(119,621)	18,992	(138,613)	(729.8)%
Loss on sale of assets	388	26,170	(25,782)	(98.5)%

Total operating costs and expenses	$62,987	$184,086	$(121,099)	(65.8)%

Production expenses include the costs associated with our exploration and production activities, including, but not limited to, lease operating expenses and treating costs. Production expenses increased $14.4 million primarily due to the addition of operating expenses associated with properties acquired from Forest. The additional expenses incurred on acquired Forest properties were slightly offset by lower production expenses as a result of the decrease in natural gas production. Production taxes increased $4.8 million, or 811.3%, to $5.4 million primarily due to a decrease in the amount of high-cost gas severance tax refunds received in the three-month period ended June 30, 2010 compared to the same period in 2009 and the additional taxes for properties acquired from Forest.

Drilling and services expenses, which include operating expenses attributable to the drilling and oil field services segment and our CO2 services companies, decreased $4.8 million or 82.3% for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to an increase in the amount of work performed for our own account during the three-month period ended June 30, 2010 compared to the same period in 2009.

Depreciation and depletion for our oil and natural gas properties increased to $54.3 million for the three-month period ended June 30, 2010 from $34.4 million in the same period in 2009. The increase was primarily due to an increase in our depreciation and depletion per Mcfe to $1.98 in the second quarter of 2010 from $1.29 in the comparable period in 2009 as a result of an increase to our depreciable oil and natural gas properties, primarily due to the acquisition of properties from Forest.

Depreciation, depletion and amortization (“DD&A”) for our other assets consists primarily of depreciation of our drilling rigs, midstream gathering and compression facilities and other equipment. The decrease in DD&A for our other assets was attributable to the decrease in other assets as a result of the sale of gathering and compression assets in June 2009 and the change in asset lives of certain of our drilling, oil field services, midstream and other assets to align with industry average lives for similar assets. We calculate depreciation of property and equipment using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

General and administrative expenses increased $10.2 million, or 43.3% to $33.8 million for the three months ended June 30, 2010 from $23.6 million for the comparable period in 2009 primarily due to $3.8 million of fees incurred related to our acquisition of Arena and increased compensation costs of $6.1 million resulting from an increase in non-cash stock compensation and the number of employees.

We recorded a net gain of $119.6 million ($117.9 million realized gain and $1.7 million unrealized gain) on our commodity derivative contracts for the three-month period ended June 30, 2010 compared to a net loss of $19.0 million ($94.7 million realized gain and $113.7 million unrealized loss) in the same period of 2009. See further discussion of gains and losses on commodity derivative contracts under “Results by Segment — Exploration and Production Segment.”

Loss on sale of assets decreased $25.8 million, or 98.5%, to $0.4 million for the three months ended June 30, 2010 from a $26.2 million loss for the comparable period in 2009, primarily due to a $26.1 million loss recorded on the sale of our gathering and compression assets during the 2009 period.

Other Income (Expense). Total other expense increased to $64.7 million in the three-month period ended June 30, 2010 from $41.5 million in the three-month period ended June 30, 2009. The increase is reflected in the table below.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(In thousands)
Other income (expense):
Interest income	$98	$188	$(90)	(47.9)%
Interest expense	(64,259)	(42,419)	(21,840)	51.5%
Income from equity investments	—	200	(200)	(100.0)%
Other (expense) income, net	(530)	483	(1,013)	(209.7)%

Total other (expense) income	(64,691)	(41,548)	(23,143)	55.7%

Income (loss) before income taxes	54,761	(91,535)	146,296	(159.8)%
Income tax expense (benefit)	150	(365)	515	(141.1)%

Net income (loss)	$54,611	$(91,170)	$145,781	(159.9)%

Interest expense increased to $64.3 million for the three months ended June 30, 2010 from $42.4 million for the same period in 2009. This increase was primarily attributable to the higher average debt balances outstanding during the three months ended June 30, 2010 compared to the same period in 2009 primarily due to the issuance of our 9.875% Senior Notes in May 2009 and our 8.75% Senior Notes in December 2009. Also contributing to the increase was a $6.5 million net loss on our interest rate swaps for the three-month period ending June 30, 2010 compared to a $2.6 million net gain for the same period in 2009.

We reported an income tax expense of $0.1 million, net of income tax expense attributable to noncontrolling interest, for the three-month period ended June 30, 2010, compared to an income tax benefit of $0.4 million for the same period in 2009. The current period income tax expense represents an effective income tax rate for SandRidge of 0.1% compared to an effective income tax rate of 0.4% in the same period in 2009. We continue to have a low effective tax rate due to a full valuation allowance against our net deferred tax asset.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues. Total revenues increased 34.2% to $393.4 million for the six months ended June 30, 2010 from $293.1 million in the same period in 2009. This increase was primarily due to a $95.3 million increase in oil and natural gas sales.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(In thousands)
Revenues:
Oil and natural gas	$319,580	$224,280	$95,300	42.5%
Drilling and services	9,661	11,408	(1,747)	(15.3)%
Midstream and marketing	50,587	45,598	4,989	10.9%
Other	13,606	11,826	1,780	15.1%

Total revenues	$393,434	$293,112	$100,322	34.2%

Total oil and natural gas revenues increased $95.3 million to $319.6 million for the six months ended June 30, 2010 compared to $224.3 million for the same period in 2009, primarily as a result of an increase in the prices received on our production of oil and natural gas and increased oil production, offset slightly by decreases in natural gas production. The combined average price received, excluding the impact of derivative contracts, for our oil and natural gas production increased 46.9% in the 2010 period to $5.95 per Mcfe compared to $4.05 per Mcfe in 2009. The increase in oil production was primarily due to the addition of properties acquired from Forest and a focus on increased oil drilling in 2010.

Drilling and services revenues decreased 15.3% to $9.7 million for the six months ended June 30, 2010 compared to $11.4 million for the same period in 2009. The decrease was due to a decrease in sales of supplies to third parties and an increase in oil field services work performed for our own account with a corresponding decline in oil field services performed for third parties.

Midstream and marketing revenues increased $5.0 million, or 10.9%, with revenues of $50.6 million in the six-month period ended June 30, 2010 compared to $45.6 million in the six-month period ended June 30, 2009. The increase in midstream gas services revenues was primarily attributable to the inclusion of GRLP activity for the six-month period ended June 30, 2010. Prior to October 2009, GRLP was not consolidated. Also contributing to the increase was an increase in the volume of natural gas marketed for third parties, partially offset by a decrease in the price for such natural gas.

Other revenues increased slightly to $13.6 million for the six months ended June 30, 2010 from $11.8 million for the same period in 2009. The increase was primarily due to higher CO2 volumes sold to third parties during the six-month period ended June 30, 2010 compared to the same period in 2009.

Operating Costs and Expenses. Total operating costs and expenses decreased to $184.8 million for the six months ended June 30, 2010 compared to $1,459.4 million for the same period in 2009. The decrease was primarily due to the absence of a full cost ceiling impairment and a decrease in loss on sale of assets during the six-month period ended June 30, 2010 compared to the same period in 2009. These decreases were partially offset by increases in production expenses, production taxes, depreciation and depletion on oil and natural gas properties and general and administrative expenses.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(In thousands)
Operating costs and expenses:
Production	$106,281	$87,325	$18,956	21.7%
Production taxes	10,242	2,084	8,158	391.5%
Drilling and services	8,233	10,716	(2,483)	(23.2)%
Midstream and marketing	45,285	42,821	2,464	5.8%
Depreciation and depletion — oil and natural gas	106,597	94,443	12,154	12.9%
Depreciation, depletion and amortization — other	24,123	26,760	(2,637)	(9.9)%
Impairment	—	1,304,418	(1,304,418)	(100.0)%
General and administrative	65,539	52,117	13,422	25.8%
Gain on derivative contracts	(181,573)	(187,655)	6,082	(3.2)%
Loss on sale of assets	84	26,350	(26,266)	(99.7)%

Total operating costs and expenses	$184,811	$1,459,379	$(1,274,568)	(87.3)%

Production expenses increased $19.0 million primarily due to the addition of operating expenses associated with properties acquired from Forest. The additional expenses incurred on acquired Forest properties were slightly offset by lower production expenses as a result of the decrease in natural gas production. Natural gas production decreased by 8.3 Bcf to 38.4 Bcf from the comparable period in 2009. Production taxes increased $8.2 million, or 391.5%, to $10.2 million due to a decrease in the amount of high-cost gas severance tax refunds received in the six-month period ended June 30, 2010 compared to the same period in 2009, the additional taxes for properties acquired from Forest and the increased prices received for production during the six months ended June 30, 2010.

Drilling and services expenses decreased $2.5 million, or 23.2%, for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in purchases of supplies and an increase in the amount of work performed for our own account, partially offset by costs associated with performing maintenance on idle rigs to prepare for operation during the six-month period ended June 30, 2010 compared to the same period in 2009.

Midstream and marketing expenses increased $2.5 million, or 5.8%, to $45.3 million due to the consolidation of GRLP activity during the six-month period ended June 30, 2010.

Depreciation and depletion for our oil and natural gas properties increased to $106.6 million for the six-month period ended June 30, 2010 from $94.4 million in the same period in 2009. The increase was primarily due to an increase in our depreciation and depletion per Mcfe to $1.98 in the first six months of 2010 from $1.71 in the comparable period in 2009 as a result of an increase to our depreciable oil and natural gas properties, primarily due to the acquisition of properties from Forest.

During the first six months of 2009, we reduced the carrying value of our oil and natural gas properties by $1,304.4 million due to a full cost ceiling limitation at March 31, 2009. There were no full cost ceiling impairments recorded during the first six months of 2010.

General and administrative expenses increased $13.4 million, or 25.8%, to $65.5 million for the six months ended June 30, 2010 from $52.1 million for the comparable period in 2009 primarily due to $4.8 million in fees incurred related to our acquisition of Arena and increased compensation costs of $7.0 million resulting from an increase in non-cash stock compensation and the number of employees.

We recorded a net gain of $181.6 million ($160.6 million realized gain and $21.0 million unrealized gain) on our commodity derivative contracts for the six-month period ended June 30, 2010 compared to a net gain of $187.7 million ($193.2 million realized gains and $5.5 million unrealized loss) in the same period of 2009. See further discussion of gains and losses on commodity derivative contracts under “Results by Segment — Exploration and Production Segment.”

Loss on sale of assets decreased $26.3 million, or 99.7%, to $0.1 million for the six months ended June 30, 2010 from a $26.4 million loss for the comparable period in 2009, primarily due to a $26.1 million loss recorded on the sale of our gathering and compression assets during the 2009 period.

Other Income (Expense). Total other expense increased to $125.5 million in the six-month period ended June 30, 2010 from $81.3 million in the six-month period ended June 30, 2009. The increase is reflected in the table below.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(In thousands)
Other income (expense):
Interest income	$167	$199	$(32)	(16.1)%
Interest expense	(126,348)	(83,167)	(43,181)	51.9%
Income from equity investments	—	434	(434)	(100.0)%
Other income, net	706	1,243	(537)	(43.2)%

Total other (expense) income	(125,475)	(81,291)	(44,184)	54.4%

Income (loss) before income taxes	83,148	(1,247,558)	1,330,706	(106.7)%
Income tax expense (benefit)	162	(1,534)	1,696	(110.6)%

Net income (loss)	$82,986	$(1,246,024)	$1,329,010	(106.7)%

Interest expense increased to $126.3 million for the six months ended June 30, 2010 from $83.2 million for the same period in 2009. This increase was primarily attributable to the higher average debt balances outstanding during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to the issuance of our 9.875% Senior Notes in May 2009 and our 8.75% Senior Notes in December 2009. Also contributing to the increase was a $12.4 million net loss on our interest rate swaps for the six-month period ended June 30, 2010 compared to a $1.4 million net gain for the same period in 2009.

We reported an income tax expense of $0.1 million, net of income tax expense attributable to noncontrolling interest, for the six-month period ended June 30, 2010, compared to an income tax benefit of $1.5 million for the same period in 2009. The current period income tax expense represents an effective income tax rate for SandRidge of 0.1% compared to an effective income tax rate of 0.1% in the same period in 2009. We continue to have a low effective tax rate due to a full valuation allowance against our net deferred tax asset.

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

At June 30, 2010, we had a working capital deficit of $109.4 million compared to a surplus of $30.4 million at December 31, 2009. Current assets decreased $29.8 million at June 30, 2010, compared to current assets at December 31, 2009, primarily due to a $42.3 million decrease in our current derivative contract assets resulting from the settlement of commodity derivative contracts, including settlement of commodity derivative contracts with original contractual maturities after June 30, 2010, during 2010. Current liabilities increased $110.0 million primarily as a result of a $112.0 million increase in accounts payable and accrued expenses due to increased drilling activity and increased accrued interest on our fixed rate senior notes. Interest on our fixed rate senior notes is paid semi-annually.

Cash Flows

Our cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$258,459	$144,147
Cash flows used in investing activities	(416,199)	(270,298)
Cash flows provided by financing activities	151,962	126,136

Net decrease in cash and cash equivalents	$(5,778)	$(15)

Cash Flows from Operating Activities

Our operating cash flow is mainly influenced by the prices we receive for our oil and natural gas production; the quantity of oil and natural gas we produce; the demand for our drilling rigs and oil field services and the rates we are able to charge for these services; and the margins we obtain from our natural gas and CO2 gathering and treating contracts.

Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $258.5 million and $144.1 million, respectively. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to a 46.9% increase in the combined average prices we received for our oil and natural gas production and increased oil production, resulting from the properties acquired from Forest and a focus on increased oil drilling in 2010.

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

Cash flows used in investing activities increased to $416.2 million in the six-month period ended June 30, 2010 from $270.3 million in the comparable 2009 period primarily due to the receipt of proceeds from the sale of assets in the 2009 period that significantly offset capital expenditures during that period.

Capital Expenditures. Our capital expenditures, on an accrual basis, by segment for the six-month periods ended June 30, 2010 and 2009 are summarized below:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Capital Expenditures:
Exploration and production	$411,050	$383,231
Drilling and oil field services	17,612	2,201
Midstream gas services	36,759	41,288
Other	12,124	17,764

Total	$477,545	$444,484

Cash Flows from Financing Activities

Our financing activities provided $152.0 million in cash for the six-month period ended June 30, 2010 compared to $126.1 million in the comparable period in 2009. Cash provided by financing activities during the six months ended June 30, 2010 was primarily comprised of $179.0 million of net borrowings, representing borrowings under our senior credit facility reduced by payments on our debt, offset slightly by the payment of dividends on our 8.5% convertible perpetual preferred stock and fees related to the amendment and restatement of the senior credit facility. Cash provided by financing activities during the six months ended June 30, 2009 was generated primarily by the private placement of 8.5% convertible perpetual preferred stock and the registered underwritten offering of common stock that provided combined proceeds of approximately $351.0 million, the majority of which were used to pay down amounts outstanding under the senior credit facility.

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

In April 2010, we amended and restated our $1.75 billion senior credit facility, extending the maturity date to April 15, 2014 from November 21, 2011 and affirming the borrowing base at $850.0 million. The senior credit facility received commitments from 27 participating lender institutions, three of which were new to the bank group. The largest commitment held by any individual lender is 5.9%. Under the terms of the amended and restated facility, the required ratio of total funded debt to EBITDAX will change from the current limit of 4.5:1.0 to 4.25:1.0 effective June 30, 2011 and then to 4.0:1.0 by June 30, 2012. The ratio of EBITDAX to interest expense plus current maturities of long-term debt covenant was eliminated and our ability to make investments was increased from the previous terms. The remaining covenants were substantially unchanged from the previous agreement. We remain in compliance with all debt covenants and the next redetermination of the borrowing base is scheduled to occur in the fourth quarter of 2010.

Long-term obligations under the senior credit facility and other long-term debt consist of the following at June 30, 2010 (in thousands):

Senior credit facility	$186,000
Other notes payable	28,373
Senior Floating Rate Notes due 2014	350,000
8.625% Senior Notes due 2015	650,000
9.875% Senior Notes due 2016, net of $13,658 discount	351,842
8.0% Senior Notes due 2018	750,000
8.75% Senior Notes due 2020, net of $7,182 discount	442,818

Total debt	$2,759,033

The senior credit facility and the indentures governing the senior notes included in the table above contain financial covenants and include limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers.

Maturities of Long-Term Debt. Aggregate maturities of long-term debt, excluding discounts, for the next five fiscal years are as follows (in thousands):

2010	$5,050
2011	7,294
2012	1,051
2013	1,120
2014	537,191
Thereafter	2,228,167

Total debt	$2,779,873

For more information about the senior credit facility, the senior notes and our other long-term debt obligations, see Note 10 to the condensed consolidated financial statements included in this Quarterly Report.

Outlook

For 2010, we have budgeted $875.0 million for capital expenditures, including planned expenditures related to properties owned by Arena and excluding other acquisitions. The majority of our capital expenditures will be discretionary and could be curtailed if our cash flows decline from expected levels or if we are unable to obtain capital on attractive terms. We may increase or decrease planned capital expenditures depending on oil and natural gas prices, asset sales and the availability of capital through the issuance of additional equity or long-term debt.

Our revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. The energy markets and oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Our derivative arrangements serve to mitigate a portion of the effect of this price volatility on our cash flows, and while derivative contracts for the majority of expected 2011 and 2012 oil production are in place, there are no fixed price swap derivative contracts in place for our natural gas production beyond 2010. In addition, we have and will continue to need to incur capital expenditures in 2010 in order to achieve production targets contained in certain gathering and treating arrangements. We are dependent on the availability of borrowings under our senior credit facility, along with cash flows from operating activities, to fund those capital expenditures. Based on anticipated oil and natural gas prices, availability under our senior credit facility and anticipated proceeds from the sales of assets, we expect to be able to fund our planned capital expenditures for 2010. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced, which could adversely impact our ability to comply with the financial covenants under our senior credit facility, which in turn would limit further borrowings to fund capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative contracts.

As of June 30, 2010, our cash and cash equivalents were $2.1 million and we had approximately $2.8 billion in total debt outstanding with $186.0 million outstanding under our senior credit facility. As of and for the three and six-month periods ended June 30, 2010, we were in compliance with all of the covenants under all of our senior notes and our senior credit facility. As of August 4, 2010, our cash and cash equivalents were approximately $2.7 million, the balance outstanding under our senior credit facility was $402.5 million and we had $25.4 million outstanding in letters of credit.

If future capital expenditures exceed operating cash flow and cash on hand, funds would likely be supplemented as needed by borrowings under our senior credit facility. We may choose to refinance borrowings outstanding under the facility by issuing equity or long-term debt in the public or private markets, or both.

Volatility in the capital markets may increase costs associated with issuing debt due to increased interest rates, and may affect our ability to access these markets. Currently, we do not believe our liquidity has been, or in the near future will be, materially affected by recent events in the global financial markets. Nevertheless, we continue to monitor events and circumstances surrounding each of the lenders under our senior credit facility. We cannot predict with any certainty the impact to us of any disruptions in the credit markets.

Based upon the current level of operations and anticipated growth, we believe our cash flow from operations, current cash on hand and availability under our senior credit facility, together with anticipated proceeds from asset sales and potential access to the credit markets, will be sufficient to meet our capital expenditures budget, debt service requirements and working capital needs for the next twelve months. We have the ability to reduce our capital expenditures budget if cash flows are not available.

On July 16, 2010, the stockholders of each of SandRidge and Arena approved the acquisition by SandRidge of all of the outstanding common stock of Arena, and the transaction was completed. In connection with the acquisition, we issued 4.7771 shares of our common stock and paid $4.50 in cash to Arena stockholders for each outstanding share of unrestricted Arena common stock. In addition, outstanding options to purchase Arena common stock that were deemed exercised pursuant to the merger agreement were converted into shares of our common stock pursuant to a formula provided for in the merger agreement, and outstanding shares of Arena restricted common stock were converted into restricted shares of our common stock pursuant to a formula in the merger agreement. The total purchase price is estimated to be approximately $1.4 billion. The effect of the Arena acquisition was to increase our reserve base primarily through the issuance of equity rather than through borrowings, except as necessary to pay the cash portion of the purchase price. Additionally, the acquisition is expected to increase our stockholders’ equity by an estimated $1.6 billion resulting in a positive ratio of debt to capital. See Note 17 to the condensed consolidated financial statements included in this Quarterly Report for further discussion of the Arena acquisition.

On July 22, 2010, we signed an agreement to sell certain deep acreage rights for approximately $139.0 million in cash. We will retain the shallow rights associated with this acreage. The sale is expected to close in the third quarter of 2010 and is subject to customary closing conditions. The proceeds from this sale will be available to fund capital expenditures or pay down debt.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

The discussion in this section provides information about the financial instruments we use to manage commodity prices and interest rate volatility. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil and natural gas production. Due to the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements for the purpose of reducing the variability of oil and natural gas prices we receive for our production. From time to time, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes depending upon management’s view of opportunities under the then prevailing current market conditions. We do not intend to enter into derivative contracts that would exceed our expected production volumes for the period covered by the derivative arrangement. Our current credit agreement limits our ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves. Future credit agreements could require a minimum level of commodity price hedging.

The use of derivative contracts also involves the risk that the counterparties will be unable to meet their obligations under the contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. As of June 30, 2010, we had 20 approved derivative counterparties, 19 of which are lenders under our senior credit facility. We currently have derivative contracts outstanding with 12 of these counterparties, all of which are lenders under our senior credit facility.

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed-price swaps and basis protection swaps. Our oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period. Our natural gas fixed price swap transactions are settled based upon New York Mercantile Exchange prices, and our natural gas basis protection swap transactions are settled based upon the index price of natural gas at the Waha hub, a west Texas gas marketing and delivery center, and the Houston Ship Channel. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month.

We have not designated any of our derivative contracts as hedges for accounting purposes. We record all derivative contracts on the balance sheet at fair value, which reflects changes in oil and natural gas prices. We establish fair value of our derivative contracts by price quotations obtained from counterparties to the derivative contracts. Changes in fair values of our derivative contracts are recognized as unrealized gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on period-end prices compared to the contract price.

On June 30, 2010, our open oil and natural gas commodity derivative contracts consisted of the following:

Oil

Period and Type of Contract	Notional (in MBbl)	Weighted Avg. Fixed Price
January 2011 — March 2011
Price swap contracts	1,260	$86.26
April 2011 — June 2011
Price swap contracts	1,274	$86.26
July 2011 — September 2011
Price swap contracts	1,472	$85.90
October 2011 — December 2011
Price swap contracts	1,472	$85.90
January 2012 — March 2012
Price swap contracts	1,638	$87.08
April 2012 — June 2012
Price swap contracts	1,729	$86.98
July 2012 — September 2012
Price swap contracts	1,778	$86.96
October 2012 — December 2012
Price swap contracts	1,840	$86.91

Natural Gas

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price
July 2010 — September 2010
Price swap contracts	13,268	$7.54
Basis swap contracts	20,700	$(0.74)
October 2010 — December 2010
Price swap contracts	13,268	$7.81
Basis swap contracts	20,700	$(0.74)
January 2011 — March 2011
Basis swap contracts	25,650	$(0.47)
April 2011 — June 2011
Basis swap contracts	25,935	$(0.47)
July 2011 — September 2011
Basis swap contracts	26,220	$(0.47)
October 2011 — December 2011
Basis swap contracts	26,220	$(0.47)
January 2012 — March 2012
Basis swap contracts	28,210	$(0.55)
April 2012 — June 2012
Basis swap contracts	28,210	$(0.55)
July 2012 — September 2012
Basis swap contracts	28,520	$(0.55)
October 2012 — December 2012
Basis swap contracts	28,520	$(0.55)
January 2013 — March 2013
Basis swap contracts	3,600	$(0.46)
April 2013 — June 2013
Basis swap contracts	3,640	$(0.46)
July 2013 — September 2013
Basis swap contracts	3,680	$(0.46)
October 2013 — December 2013
Basis swap contracts	3,680	$(0.46)

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

The following table summarizes the cash settlements and valuation gains and losses on our commodity derivative contracts for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gain	$(117,955)	$(94,747)	$(160,548)	$(193,136)
Unrealized (gain) loss	(1,666)	113,739	(21,025)	5,481

(Gain) loss on commodity derivative contracts	$(119,621)	$18,992	$(181,573)	$(187,655)

Credit Risk. A portion of our liquidity is concentrated in derivative contracts that enable us to mitigate a portion of our exposure to oil and natural gas prices and interest rate volatility. We periodically review the credit quality of each counterparty to our derivative contracts and the level of financial exposure we have to each counterparty to limit our credit risk exposure with respect to these contracts. Additionally, we apply a credit default risk rating factor for our counterparties in determining the fair value of our derivative contracts. The counterparties for all of our derivative transactions have an “investment grade” credit rating. The weighted average credit default swap rate for our counterparties was 1.1% and 0.3% at June 30, 2010 and December 31, 2009, respectively.

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

In addition to commodity price derivative arrangements, we may enter into derivative transactions to fix the interest we pay on a portion of the money we borrow under our credit agreement. We have entered into two $350.0 million notional interest rate swap agreements to fix the variable interest rate on the Senior Floating Rate Notes through April 1, 2013. The first interest rate swap agreement fixes the rate on the Senior Floating Rate Notes at an annual rate of 6.26% through April 1, 2011. The second interest rate swap agreement fixes the rate on the Senior Floating Rate Notes at an annual rate of 6.69% for the period from April 1, 2011 to April 1, 2013. The two interest rate swaps effectively serve to fix the variable interest rate on our Senior Floating Rate Notes for the majority of the term of these notes. These swaps have not been designated as hedges.

Our interest rate swaps reduce our market risk on our Senior Floating Rate Notes. We use sensitivity analyses to determine the impact that market risk exposures could have on our variable interest rate borrowings if not for our interest rate swaps. Based on the $350.0 million outstanding balance of our Senior Floating Rate Notes at June 30, 2010, a one percent change in the applicable rates, with all other variables held constant, would have resulted in a change in our interest expense of approximately $0.9 million and $1.8 million for the three and six-month periods ended June 30, 2010, respectively.

The following table summarizes the cash settlements and valuation gains and losses on our interest rate swaps for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized loss	$2,076	$1,265	$4,163	$2,305
Unrealized loss (gain)	4,401	(3,906)	8,249	(3,659)

Loss (gain) on interest rate swaps	$6,477	$(2,641)	$12,412	$(1,354)

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On July 16, 2010, SandRidge and one of its subsidiaries completed the acquisition of all of the outstanding shares of common stock of Arena for a combination of Company common stock and cash. As disclosed in SandRidge’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, after the April 3, 2010 announcement of the transaction, nine putative class action lawsuits challenging the transaction were filed in Oklahoma and Nevada by Arena shareholders. All nine lawsuits contained substantially similar allegations — that Arena’s directors breached their fiduciary duties by negotiating and approving the transaction and by administering a sale process that failed to maximize shareholder value and that Arena, SandRidge and/or a subsidiary of SandRidge aided and abetted such alleged breaches of fiduciary duty. One lawsuit was filed in federal court and also alleged violations of federal securities laws in connection with allegedly issuing an incomplete and misleading proxy statement. The lawsuits sought, among other relief, an injunction preventing the consummation of the merger and, in certain cases, unspecified damages.

SandRidge believes all of the lawsuits are without merit and that it has valid defenses to all claims. Nevertheless, in order to avoid the cost, disruption and uncertainty of litigation — and without admitting any liability or wrongdoing — on May 27, 2010, SandRidge and Arena reached an agreement in principle for the coordinated settlement of six of the putative stockholder class actions related to the merger, including five of the lawsuits filed in state courts in Nevada and Oklahoma and the lawsuit filed in federal court. In connection with this agreement, SandRidge and Arena agreed to provide certain additional disclosures about the merger and to amend certain provisions of the merger agreement with respect to payment of termination fees and non-solicitation of alternative takeover proposals. The additional disclosures about the merger were made in joint Current Reports on Form 8-K filed by SandRidge and Arena on May 28, 2010.

Prior to reaching the May 27 settlement of six actions, the same actions had proceeded on a coordinated basis for purposes of discovery before the District Court in Washoe County, Reno, Nevada (the “Nevada Court”). The settlement was preliminarily approved in a written order by the Nevada Court on June 14, 2010. Pursuant to this order, class members may opt out of the settlement class or serve written objections to the settlement on or before August 27, 2010. The Nevada Court will conduct a final approval hearing regarding the settlement on September 10, 2010. The titles of the lawsuits subject to the settlement, the courts in which they were filed, and the dates they were filed are as follows:

1.	Thomas Slater v. Arena Resources, Inc., et al. — filed in District Court in Tulsa County, Tulsa, Oklahoma on April 6, 2010;

2.	City of Pontiac General Employees’ Retirement System v. Arena Resources, Inc., et al. — filed in District Court in Washoe County, Reno, Nevada on April 8, 2010;

3.	West Palm Beach Police Pension Fund v. Rochford, et al. — filed in District Court in Clark County, Las Vegas, Nevada on April 12, 2010;

4.	Henry Kolesnik v. Arena Resources, Inc., et al — filed in District Court in Washoe County, Reno, Nevada on April 14, 2010;

5.	Richard J. Erickson v. Arena Resources, Inc., et al. — filed in Tulsa County, Tulsa, Oklahoma on April 16, 2010; and

6.	Thomas Stevenson v. Rochford, et al. — filed in the United States District Court for the Northern District of Oklahoma on April 26, 2010.

The three remaining lawsuits arising from the acquisition of Arena were stayed by the District Court of Oklahoma County on May 10, 2010. On July 1, 2010, the Plaintiffs commenced appellate proceedings before the Oklahoma Supreme Court challenging the stay and filed an emergency motion seeking to expedite the appeal. On July 8, 2010, the Oklahoma Supreme Court denied the emergency motion and, as of the date of this Quarterly

Report, there has been no further action with respect to these proceedings. SandRidge believes these lawsuits are without merit and intends to defend itself vigorously against them. The titles of the stayed lawsuits, the courts in which they were filed, and the dates they were filed are as follows:

1.	Raymond M. Eberhardt v. Arena Resources, Inc., et al. — filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 8, 2010;

2.	Roger and Kanya Tiemchan Phillips v. Rochford, et al. — filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 16, 2010; and

3.	Reinfried v. Arena Resources, Inc., et al. — filed in Oklahoma County, Oklahoma City, Oklahoma on April 20, 2010.

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

The integration of SandRidge and Arena will present significant challenges.

The integration of the operations of SandRidge and Arena and the consolidation of Arena’s operations into those of SandRidge will require the dedication of management resources, which will temporarily detract attention from the day-to-day business of the combined company. The difficulties of assimilation may be increased by the necessity of coordinating geographically separated organizations, integrating operations and systems and personnel with disparate business backgrounds and combining different corporate cultures. The process of combining the organizations may cause an interruption of, or a loss of momentum in, the activities of any or all of our business, which could have an adverse effect on our revenues and operating results, at least in the near term. The failure to successfully integrate SandRidge and Arena or to successfully manage the challenges presented by the integration process may result in our inability to achieve the anticipated potential benefits of the merger.

New derivatives legislation and regulation could adversely affect our ability to hedge risks associated with our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act creates a new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”). Among other things, the Dodd-Frank Act subjects certain swap participants to new capital, margin and business conduct standards. In addition, the Dodd-Frank Act contemplates that where appropriate in light of outstanding exposures, trading liquidity and other factors, swaps (broadly defined to include most hedging instruments other than futures) will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While SandRidge may qualify for one or more of such exceptions, the scope of these exceptions is uncertain and will be further defined through rulemaking proceedings at the CFTC and SEC in the coming months. Further, although we may qualify for exceptions, our derivatives counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the new legislation, which may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms. Our inability to enter into hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to risks of adverse changes in oil and natural gas prices, which, in turn, could adversely affect the predictability of cash flows from sales of oil and natural gas.

The Dodd-Frank Act also expands the CFTC’s power to impose position limits on specific categories of swaps (excluding swaps entered into for bona fide hedging purposes), and establishes a new Energy and Environmental Markets Advisory Committee to make recommendations to the CFTC regarding matters of concern to exchanges, firms, end users and regulators with respect to energy and environmental markets.

Additionally, in January 2010, the CFTC proposed rules to establish position limits on derivatives that reference major energy commodities, including oil and natural gas. The proposed all-months-combined position limits would be 10% of the first 25,000 contracts of open interest and 2.5% of open interest beyond 25,000 contracts. Although the current version of the CFTC’s proposal includes an exemption for bona fide hedges relating to inventory or anticipatory purchases or sales of the commodity, the CFTC is evaluating whether position limits should be applied consistently across all markets and participants.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of our restricted stock program, we make required tax payments on behalf of employees when their stock awards vest and then withhold a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the quarter ended June 30, 2010, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 — April 30, 2010	346	$7.51	N/A	N/A
May 1, 2010 — May 31, 2010	382	$6.44	N/A	N/A
June 1, 2010 — June 30, 2010	11,872	$6.46	N/A	N/A

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/S/ DIRK M. VAN DOREN
Dirk M. Van Doren Executive Vice President and Chief Financial Officer

Date: August 9, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 3, 2010, among SandRidge Energy, Inc., Steel Subsidiary Corporation and Arena Resources, Inc.	8-K	001-33784	2.1	04/05/2010

2.2	Amendment No. 1, dated as of May 27, 2010, to the Agreement and Plan of Merger, dated as of April 3, 2010, among SandRidge Energy, Inc., Steel Subsidiary Corporation and Arena Resources, Inc.	8-K	001-33784	2.1	05/28/2010

2.3	Amendment No. 2, dated as of June 1, 2010, to the Agreement and Plan of Merger, dated as of April 3, 2010, among SandRidge Energy, Inc., Steel Subsidiary Corporation and Arena Resources, Inc.	8-K	001-33784	2.1	06/02/2010

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	01/30/2008

3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010					*

3.3	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	03/09/2009

10.1	Amended and Restated Credit Agreement, dated April 22, 2010, among SandRidge Energy, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-33784	10.1	04/28/2010

31.1	Section 302 Certification — Chief Executive Officer					*

31.2	Section 302 Certification — Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*