Form 10-Q
period 2010-09-30
SANDRIDGE ENERGY INC
filed 2010-11-08
CIK 1349436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 29, 2010, was 404,626,745.

SANDRIDGE ENERGY, INC.

FORM 10-Q

Quarter Ended September 30, 2010

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements include statements about our projections and estimates concerning capital expenditures, our liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes and elements of our business strategy. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations, assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including risks associated with our ability to realize the benefits anticipated from the acquisition of Arena Resources, Inc., as well as the risk factors discussed in Item 1A of this Quarterly Report and of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”). The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,589	$7,861
Accounts receivable, net	120,224	105,476
Derivative contracts	11,437	105,994
Inventories	3,592	3,707
Costs in excess of billings	—	12,346
Other current assets	20,342	20,580

Total current assets	158,184	255,964

Oil and natural gas properties, using full cost method of accounting
Proved	7,971,187	5,913,408
Unproved	530,111	281,811
Less: accumulated depreciation, depletion and impairment	(4,409,776)	(4,223,437)

	4,091,522	1,971,782

Other property, plant and equipment, net	516,220	461,861
Restricted deposits	27,860	32,894
Derivative contracts	1,621	—
Goodwill	239,716	—
Other assets	59,042	57,816

Total assets	$5,094,165	$2,780,317

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$8,617	$12,003
Accounts payable and accrued expenses	395,051	203,908
Billings and estimated contract loss in excess of costs incurred	22,224	—
Derivative contracts	34,060	7,080
Asset retirement obligation	2,553	2,553

Total current liabilities	462,505	225,544

Long-term debt	2,988,746	2,566,935
Other long-term obligations	5,776	14,099
Derivative contracts	51,580	61,060
Asset retirement obligation	148,134	108,584

Total liabilities	3,656,741	2,976,222

Commitments and contingencies (Note 15)
Equity:
SandRidge Energy, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 50,000 shares authorized:
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at September 30, 2010 and December 31, 2009; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at September 30, 2010 and December 31, 2009; aggregate liquidation preference of $200,000	2	2
Common stock, $0.001 par value, 800,000 and 400,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 407,352 issued and 404,926 outstanding at September 30, 2010 and 210,581 issued and 208,715 outstanding at December 31, 2009	395	203
Additional paid-in capital	4,236,575	2,961,613
Treasury stock, at cost	(28,392)	(25,079)
Accumulated deficit	(2,781,553)	(3,142,699)

Total SandRidge Energy, Inc. stockholders’ equity (deficit)	1,427,030	(205,957)
Noncontrolling interest	10,394	10,052

Total equity (deficit)	1,437,424	(195,905)

Total liabilities and equity	$5,094,165	$2,780,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues:
Oil and natural gas	$209,998	$104,348	$529,578	$328,628
Drilling and services	5,252	5,798	14,913	17,207
Midstream and marketing	23,281	16,453	73,868	62,051
Other	6,702	8,256	20,308	20,081

Total revenues	245,233	134,855	638,667	427,967
Expenses:
Production	66,086	41,486	172,367	128,811
Production taxes	8,904	1,069	19,146	3,153
Drilling and services	4,187	9,168	12,420	19,884
Midstream and marketing	20,779	15,261	66,064	58,083
Depreciation and depletion — oil and natural gas	91,237	33,060	197,834	127,503
Depreciation, depletion and amortization — other	12,441	12,092	36,564	38,851
Impairment	—	—	—	1,304,418
General and administrative	61,878	25,006	127,419	77,123
Loss (gain) on derivative contracts	67,195	47,933	(114,378)	(139,722)
(Gain) loss on sale of assets	(44)	9	39	26,359

Total expenses	332,663	185,084	517,475	1,644,463

(Loss) income from operations	(87,430)	(50,229)	121,192	(1,216,496)

Other income (expense):
Interest income	69	89	236	287
Interest expense	(63,641)	(53,201)	(189,989)	(136,368)
Income from equity investments	—	593	—	1,027
Other income (expense), net	1,356	(1,144)	2,062	100

Total other expense	(62,216)	(53,663)	(187,691)	(134,954)

Loss before income taxes	(149,646)	(103,892)	(66,499)	(1,351,450)
Income tax benefit	(457,248)	(2,580)	(457,086)	(4,114)

Net income (loss)	307,602	(101,312)	390,587	(1,347,336)
Less: net income attributable to noncontrolling interest	1,313	4	3,547	11

Net income (loss) attributable to SandRidge Energy, Inc.	306,289	(101,316)	387,040	(1,347,347)
Preferred stock dividends	8,632	2,816	25,894	2,816

Income available (loss applicable) to SandRidge Energy, Inc. common stockholders	$297,657	$(104,132)	$361,146	$(1,350,163)

Earnings (loss) per share:
Basic	$0.82	$(0.58)	$1.41	$(7.85)

Diluted	$0.73	$(0.58)	$1.24	$(7.85)

Weighted average number of common shares outstanding:
Basic	361,687	178,069	257,028	171,902

Diluted	419,137	178,069	313,283	171,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
					(Unaudited)
Nine months ended September 30, 2010
Balance, December 31, 2009	4,650	$5	208,715	$203	$2,961,613	$(25,079)	$(3,142,699)	$10,052	$(195,905)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(3,511)	(3,511)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	306	306
Issuance of common stock in acquisition	—	—	190,280	190	1,246,144	—	—	—	1,246,334
Stock issuance expense	—	—	—	—	(87)	—	—	—	(87)
Purchase of treasury stock	—	—	—	—	—	(5,335)	—	—	(5,335)
Stock purchase — retirement plans, net of distributions	—	—	111	—	(1,524)	2,022	—	—	498
Stock-based compensation	—	—	—	—	28,248	—	—	—	28,248
Stock-based compensation excess tax benefit	—	—	—	—	31	—	—	—	31
Stock awards assumed in acquisition	—	—	—	—	2,152	—	—	—	2,152
Issuance of restricted stock awards, net of cancellations	—	—	5,820	2	(2)	—	—	—	—
Net income	—	—	—	—	—	—	387,040	3,547	390,587
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(25,894)	—	(25,894)

Balance, September 30, 2010	4,650	$5	404,926	$395	$4,236,575	$(28,392)	$(2,781,553)	$10,394	$1,437,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$390,587	$(1,347,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	102	62
Inventory obsolescence	200	—
Depreciation, depletion and amortization	234,398	166,354
Impairment	—	1,304,418
Debt issuance costs amortization	8,044	6,037
Discount amortization on long-term debt	1,595	—
Deferred income taxes	(456,437)	—
Unrealized loss on derivative contracts	135,364	137,313
Loss on sale of assets	39	26,359
Investment income	(191)	(29)
Income from equity investments	—	(1,027)
Stock-based compensation	24,174	16,526
Changes in operating assets and liabilities	1,337	(31,593)

Net cash provided by operating activities	339,212	277,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(694,187)	(628,153)
Acquisition of assets, net of cash received of $39,518	(138,428)	—
Proceeds from sale of assets	113,422	263,630
Refunds of restricted deposits	5,095	—

Net cash used in investing activities	(714,098)	(364,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,595,914	1,638,365
Repayments of borrowings	(1,179,083)	(1,874,046)
Dividends paid — preferred	(28,525)	—
Noncontrolling interest distributions	(3,511)	(11)
Noncontrolling interest contributions	306	—
Proceeds from issuance of convertible perpetual preferred stock, net	(87)	243,289
Proceeds from issuance of common stock, net	—	107,603
Stock-based compensation excess tax benefit	31	(3,864)
Purchase of treasury stock	(5,335)	(1,095)
Derivative settlements	1,624	—
Debt issuance costs	(11,720)	(8,796)

Net cash provided by financing activities	369,614	101,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,272)	14,006
CASH AND CASH EQUIVALENTS, beginning of year	7,861	636

CASH AND CASH EQUIVALENTS, end of period	$2,589	$14,642

Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in accrued capital expenditures	$101,406	$(85,952)
Convertible perpetual preferred stock dividends payable	$5,816	$2,816
Adjustment to oil and natural gas properties for estimated contract loss	$98,000	$—
Common stock issued in connection with acquisition	$1,246,334	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. (including its subsidiaries, the “Company” or “SandRidge”) is an independent oil and natural gas company concentrating on exploration, development and production activities. The Company also owns and operates natural gas gathering and treating facilities and carbon dioxide (“CO2”) treating and transportation facilities and has marketing and tertiary oil recovery operations. In addition, Lariat Services, Inc. (“Lariat”), a wholly owned subsidiary of the Company, owns and operates drilling rigs and a related oil field services business. The Company’s primary exploration, development and production areas are concentrated in west Texas and the Mid-Continent. The Company also operates interests in the Cotton Valley Trend in east Texas, Gulf Coast and Gulf of Mexico.

Interim Financial Statements. The accompanying condensed consolidated financial statements as of December 31, 2009 have been derived from the audited financial statements contained in the Company’s 2009 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2009 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the information in the Company’s unaudited condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2009 Form 10-K.

Reclassifications. Certain amounts in the prior periods presented have been reclassified to conform to the current period presentation. These reclassifications have no effect on the Company’s previously reported results of operations.

Risks and Uncertainties. The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond the Company’s control such as economic conditions, regulatory developments and competition from other energy sources. The energy markets and oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on the Company’s cash flows, and while derivative contracts for the majority of expected 2011 and 2012 oil production are in place, fixed price swap contracts are in place for only a portion of expected 2011 and 2012 natural gas production and 2013 oil production and no fixed price swap contracts are in place for the Company’s natural gas production beyond 2012 or oil production beyond 2013. See Note 12 for the Company’s open oil and natural gas commodity derivative contracts. The Company has incurred, and will have to continue to incur, capital expenditures in 2010 to achieve production targets contained in certain gathering and treating arrangements. The Company is dependent on the availability of borrowings under its senior secured revolving credit facility (the “senior credit facility”), along with cash flows from operating activities, to fund those capital expenditures. Based on anticipated oil and natural gas prices, the availability of borrowings under its senior credit facility and proceeds from the sales or other strategic monetizations of assets, the Company expects to be able to fund its planned capital expenditures for the remainder of 2010 and for 2011. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced. These events could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility, which in turn would limit further borrowings to fund capital expenditures. See Note 11 for discussion of the financial covenants in the senior credit facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Recent Accounting Pronouncements

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 represents a revision to former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. ASU 2009-17 also requires enhanced disclosures about a reporting entity’s involvement with variable interest entities. The Company implemented ASU 2009-17 on January 1, 2010 with no impact on its financial position or results of operations. See Note 8.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Topic 820, Fair Value Measurements and Disclosures. The Company implemented the new disclosures and clarifications of existing disclosure requirements under ASU 2010-06 effective with the first quarter of 2010, except for certain disclosure requirements regarding activity in Level 3 fair value measurements that are effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 had no impact on the Company’s financial position or results of operations. See Note 5. As the additional requirements under ASU 2010-06, which will be implemented January 1, 2011, pertain to disclosure of Level 3 activity, no effect to the Company’s financial position or results of operations is expected.

3. Acquisitions and Divestitures

Arena Acquisition

On July 16, 2010, the stockholders of each of the Company and Arena Resources, Inc. (“Arena”) approved the Company’s acquisition of all of the outstanding common stock of Arena, and the transaction was completed. At the time of the acquisition, Arena was engaged in oil and natural gas exploration, development and production, with activities in Oklahoma, Texas, New Mexico and Kansas. In connection with the acquisition, the Company issued 4.7771 shares of its common stock and paid $4.50 in cash to Arena stockholders for each outstanding share of Arena unrestricted common stock. In addition, outstanding options to purchase Arena common stock that were deemed exercised pursuant to the merger agreement were converted into shares of Company common stock pursuant to a formula in the merger agreement, and outstanding shares of Arena restricted common stock were converted into restricted shares of Company common stock pursuant to a formula in the merger agreement. Approximately 39.8 million shares of Arena common stock, comprised of 39.5 million

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shares of Arena common stock outstanding and 0.3 million common shares attributable to Arena options exercised immediately prior to the acquisition in accordance with the merger agreement, were outstanding on the acquisition date. This resulted in the issuance of approximately 190.3 million shares of Company common stock and payment of approximately $177.9 million in cash for an aggregate estimated purchase price of approximately $1.4 billion. For purposes of purchase accounting, the value of the common stock issued was determined based on the closing price of $6.55 per share of the Company’s common stock on the New York Stock Exchange at the acquisition date, July 16, 2010. The Company has incurred approximately $15.4 million in fees related to the acquisition, which have been included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.

The following allocation of the purchase price as of July 16, 2010, is preliminary and includes the use of estimates. This preliminary allocation is based on information that was available to management at the time these condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the transaction are properly reflected. However, the estimates, including amounts related to deferred taxes, are subject to change as additional information becomes available and is assessed by the Company. Changes to the purchase price allocation would result in a corresponding change to goodwill.

The following table summarizes the estimated values of assets acquired and liabilities assumed (in thousands):

July 16, 2010
Current assets	$81,314
Oil and natural gas properties(1)	1,587,630
Other property, plant and equipment	5,963
Long-term deferred tax assets	18,487
Other long-term assets	16,181
Goodwill(2)	239,716

Total assets acquired	1,949,291

Current liabilities	39,083
Long-term deferred tax liability(2)	474,925
Other long-term liabilities	8,851

Total liabilities assumed	522,859

Net assets acquired	$1,426,432

(1)	Weighted average commodity prices utilized in the preliminary determination of the fair value of oil and natural gas properties were $105.58 per barrel of oil and $8.56 per Mcf of natural gas, after adjustment for transportation fees and regional price differentials. The prices utilized were based upon commodity strip prices for the first four years and escalated for inflation at a rate of 2.5% annually beginning with the fifth year through the end of production, which was in excess of 50 years. Approximately 91.0% of the fair value allocated to oil and natural gas properties is attributed to oil reserves.
(2)

The Company received carryover tax basis in Arena’s assets and liabilities because the merger was not a taxable transaction under the Internal Revenue Code (“IRC”). Based upon the preliminary purchase price allocation, a step-up in basis related to the property acquired from Arena resulted in a net deferred tax liability of approximately $456.4 million, which in turn contributed to an excess of the consideration transferred to acquire Arena over the estimated fair value on the acquisition date of the net assets acquired, or goodwill. See Note 4 for further discussion of goodwill. The newly created net deferred tax liability was

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

offset with the Company’s existing net deferred tax asset, resulting in the release of $456.4 million in the Company’s valuation allowance against its existing net deferred tax asset. The release of the valuation allowance resulted in an income tax benefit that was included in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2010. See Note 13 for additional discussion on the tax impact of the Arena acquisition.

The following pro forma results of operations are provided for the three and nine-month periods ended September 30, 2010 and 2009 as though the Arena acquisition had been completed as of the beginning of each three and nine-month period presented. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues	$253,955	$170,916	$753,500	$511,858
Income available (loss applicable) to SandRidge Energy, Inc. common stockholders(1)(2)	$287,657	$352,464	$369,559	$(1,433,248)
Pro forma net income (loss) per common share:
Basic	$0.73	$0.96	$0.94	$(3.96)
Diluted	$0.66	$0.88	$0.88	$(3.96)

(1)	Includes a $456.4 million reduction in tax expense for all periods presented related to the release of a portion of the Company’s valuation allowance on existing deferred tax assets.
(2)	Includes approximately $545.5 million of additional estimated impairment from full cost ceiling limitations for the nine months ended September 30, 2009.

The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of Arena, certain reclassifications to conform Arena’s presentation to the Company’s accounting policies and the impact of the preliminary purchase price allocation discussed above. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate Arena.

Revenues of $46.7 million and earnings of $38.4 million generated by the oil and natural gas properties acquired from Arena for the period of July 17, 2010 through September 30, 2010 have been included in the Company’s accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2010.

Forest Acquisition

In December 2009, the Company purchased developed and undeveloped oil and natural gas properties located in the Permian Basin from Forest Oil Corporation and one of its subsidiaries (collectively, “Forest”) for $791.7 million, net of purchase price and post-closing adjustments. The acquisition qualified as a business combination and, as such, the Company estimated the fair value of the properties as of the December 21, 2009 acquisition date, which is the date the Company obtained control of the properties. The Company used a discounted cash flow model and made market assumptions about future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions are classified as Level 3 inputs under the fair value hierarchy described in Note 5.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated fair value of these properties approximates the consideration paid to Forest, which the Company concluded approximates the fair value that would be paid by a typical market participant. As a result, no goodwill was recognized related to the acquisition. In the third quarter of 2010, the Company completed its valuation of assets acquired and liabilities assumed from Forest and made no significant changes to the initial allocation.

Sale of Oklahoma Deep Rights

On August 26, 2010, the Company sold certain deep acreage rights in the Cana Shale play in western Oklahoma for $139.0 million, of which $106.8 million was received as of September 30, 2010. The remaining $32.2 million is subject to certain post-closing adjustments. The sale of the deep acreage rights was accounted for as an adjustment to the full cost pool with no gain or loss recognized. The Company retained the shallow rights associated with this acreage.

4. Goodwill

The Company recorded goodwill in the amount of $239.7 million as a result of the excess consideration transferred over the fair value of Arena net assets acquired on July 16, 2010. See Note 3 for further discussion of the Arena acquisition, including the purchase price allocation. Goodwill recorded in the Arena acquisition is primarily attributable to operational and cost synergies that will be realized from the acquisition by using the Company’s current presence in the Permian Basin, its Fort Stockton service base and its current rig ownership to efficiently increase its drilling and oil production from the Central Basin Platform assets acquired, as these assets have a proven production history. The Company assigned all of the goodwill related to the Arena acquisition to its exploration and production segment. Goodwill recognized will not be deductible for tax purposes.

As stated in ASC Topic 350, Intangibles — Goodwill and Other, goodwill is not amortized, but is tested, at least annually, for impairment at the reporting unit level. Events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. When testing for impairment, if the fair value of the reporting unit is less than the recorded book value of the reporting unit’s net assets, then a hypothetical purchase price allocation is performed on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount.

5. Fair Value Measurements

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

Level 3 Fair Value Measurements

Derivative Contracts. The fair values of the Company’s oil, natural gas and interest rate swaps and oil and natural gas collars are based upon quotes obtained from counterparties to the derivative contracts. The Company reviews other readily available market prices for its derivative contracts as there is an active market for these contracts. However, the Company does not have access to the specific valuation models used by its counterparties or other market participants. Included in these models are discount factors that the Company must estimate in its calculation. Additionally, the Company applies a value weighted average credit default risk rating factor for its counterparties or gives effect to its credit risk, as applicable, in determining the fair value of its derivative contracts. Based on the inputs for the fair value measurement, the Company has classified its derivative contract assets and liabilities as Level 3.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2010

	Fair Value Measurements			Netting(1)	Assets/ Liabilities at Fair Value
Description	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$—	$—	$27,803	$(14,745)	$13,058
Restricted deposits	27,860	—	—	—	27,860
Other long-term assets	3,101	—	—	—	3,101

	$30,961	$—	$27,803	$(14,745)	$44,019

Liabilities:
Commodity derivative contracts	$—	$—	$80,584	$(14,745)	$65,839
Interest rate swaps	—	—	19,801	—	19,801

	$—	$—	$100,385	$(14,745)	$85,640

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

The tables below set forth a reconciliation of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended
	September 30, 2010			September 30, 2009
	Commodity Derivative Contracts	Interest Rate Swaps	Total	Commodity Derivative Contracts	Interest Rate Swaps	Total
Balance of Level 3, June 30	$67,178	$(16,548)	$50,630	$241,166	$(5,086)	$236,080
Total gains or losses (realized/unrealized)	(67,195)	(5,136)	(72,331)	(47,933)	(6,345)	(54,278)
Purchases, issuances and settlements	(52,764)	1,883	(50,881)	(83,038)	1,826	(81,212)
Transfers in and out of Level 3	—	—	—	—	—	—

Balance of Level 3, September 30	$(52,781)	$(19,801)	$(72,582)	$110,195	$(9,605)	$100,590

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Commodity Derivative Contracts	Interest Rate Swaps	Total	Commodity Derivative Contracts	Interest Rate Swaps	Total
Balance of Level 3, December 31	$46,153	$(8,299)	$37,854	$246,648	$(8,745)	$237,903
Total gains or losses (realized/unrealized)	114,378	(17,548)	96,830	139,722	(4,991)	134,731
Purchases, issuances and settlements	(213,312)	6,046	(207,266)	(276,175)	4,131	(272,044)
Transfers in and out of Level 3	—	—	—	—	—	—

Balance of Level 3, September 30	$(52,781)	$(19,801)	$(72,582)	$110,195	$(9,605)	$100,590

During the three and nine-month periods ended September 30, 2010, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

See Note 12 for further discussion of the Company’s derivative contracts, including total (gains) losses, realized and unrealized, included in earnings for the period.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Debt

The Company measures fair value of its long-term debt based on quoted market prices and with consideration given to the effect of the Company’s credit risk. The estimated fair values of the Company’s senior notes and the carrying values at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Floating Rate Notes due 2014	$309,478	$350,000	$316,859	$350,000
8.625% Senior Notes due 2015	653,120	650,000	655,470	650,000
9.875% Senior Notes due 2016(1)	382,870	352,269	390,692	351,021
8.0% Senior Notes due 2018	733,314	750,000	739,778	750,000
8.75% Senior Notes due 2020(2)	447,468	442,937	451,890	442,590

(1)	Carrying value is net of $13,231 and $14,479 discount at September 30, 2010 and December 31, 2009, respectively.
(2)	Carrying value is net of $7,063 and $7,410 discount at September 30, 2010 and December 31, 2009, respectively.

The carrying values of the Company’s senior credit facility and remaining fixed rate debt instruments approximate fair value based on current rates applicable to similar instruments. See Note 11 for further discussion of the Company’s long-term debt.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Oil and natural gas properties:
Proved	$7,971,187	$5,913,408
Unproved	530,111	281,811

Total oil and natural gas properties	8,501,298	6,195,219
Less accumulated depreciation, depletion and impairment	(4,409,776)	(4,223,437)

Net oil and natural gas properties capitalized costs	4,091,522	1,971,782

Land	14,428	13,937
Non oil and natural gas equipment	671,531	594,132
Buildings and structures	86,791	78,584

Total	772,750	686,653
Less accumulated depreciation, depletion and amortization	(256,530)	(224,792)

Net capitalized costs	516,220	461,861

Total property, plant and equipment, net	$4,607,742	$2,433,643

During the first nine months of 2009, the Company reduced the carrying value of its oil and natural gas properties by $1,304.4 million due to a full cost ceiling limitation at March 31, 2009. There were no full cost ceiling impairments during the first nine months of 2010. Cumulative full cost ceiling limitation impairment charges of $3,548.3 million at both September 30, 2010 and December 31, 2009 were included in accumulated depreciation, depletion and impairment for oil and natural gas properties in the table above.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Debt issuance costs, net of amortization	$52,779	$49,103
Investments	3,101	6,251
Other	3,162	2,462

Total other assets	$59,042	$57,816

8. Variable Interest Entities

In accordance with the guidance in ASC Topic 810, Consolidation, including the guidance in ASU 2009-17, the Company consolidates the activities of variable interest entities (“VIEs”) of which it is the primary beneficiary. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE, a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements is performed.

The Company’s significant associated VIEs, including those for which the Company has determined it is the primary beneficiary and those for which it has determined it is not, are described below.

Grey Ranch, L.P. Primarily engaged in treating and transportation of natural gas, Grey Ranch, L.P. (“GRLP”) is a limited partnership that operates the Company’s Grey Ranch Plant (the “Plant”) located in Pecos County, Texas. The Company has long-term operating and gathering agreements with GRLP and also owns a 50% ownership interest in GRLP. Income or losses of GRLP are allocated to the partners based on ownership percentage and any operating or cash shortfalls require contributions from the partners. The Company has determined that GRLP qualifies as a VIE under the provisions of ASC Topic 810. During October 2009, the Company executed amendments to certain agreements related to the ownership and operation of GRLP. The amended operating agreements provide for GRLP to pay management fees to the Company to operate the Plant and lease payments for the Plant. Under the operating agreements, lease payments are reduced if throughput volumes are below those expected. The Company has determined that it is the primary beneficiary of GRLP as it has both (i) the power to direct the activities of GRLP that most significantly impact its economic performance as operator of the Plant and (ii) the obligation to absorb losses, as a result of the operating and gathering agreements, that could potentially be significant to GRLP.

Prior to October 2009, the Company accounted for its ownership interest in GRLP using the equity method of accounting; however, due to the agreement amendments discussed above, the Company began consolidating the activity of GRLP in its consolidated financial statements prospectively on the effective date of the amendments, October 1, 2009. The change from equity method accounting to the consolidation of GRLP activity had no effect on the Company’s net income. The ownership interest not held by the Company is presented as noncontrolling interest in the consolidated financial statements.

At September 30, 2010 and December 31, 2009, consolidated amounts related to GRLP included assets of $18.1 million and $22.5 million, respectively, and liabilities of $0.9 million and $2.0 million, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

GRLP’s assets can only be used to settle its obligations. Although GRLP is included in the Company’s consolidated financial statements, the Company’s legal interest in GRLP’s assets is limited to its 50% ownership. At September 30, 2010 and December 31, 2009, $10.4 million and $10.0 million, respectively, of noncontrolling interest in the accompanying condensed consolidated balance sheets were related to GRLP. GRLP’s creditors have no recourse to the general credit of the Company.

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

9. Century Plant Contract

The Company is constructing a CO2 treatment plant in Pecos County, Texas (the “Century Plant”), and associated compression and pipeline facilities pursuant to an agreement with a subsidiary of Occidental Petroleum Corporation (“Occidental”). Under the terms of the agreement, the Company will construct the Century Plant and Occidental will pay the Company a minimum of 100% of the contract price, or $800.0 million, plus any subsequently agreed-upon revisions, through periodic cost reimbursements based upon the percentage of the project completed by the Company. The Company expects to complete the Century Plant in two phases and expects the Phase I start-up to occur in the fourth quarter of 2010. Upon completion of each phase of the Century Plant, Occidental will take ownership and operate the Century Plant for the purpose of separating and removing CO2 from delivered natural gas. Pursuant to a 30-year treating agreement executed simultaneously with the construction agreement, Occidental will remove CO2 from the Company’s delivered production volumes. The Company will retain all methane gas from the natural gas it delivers to the Century Plant.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company accounts for construction of the Century Plant using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Contract gains or losses will be recorded, as development costs within the Company’s oil and natural gas properties as part of the full cost pool, when it is determined that a gain or loss will be incurred. In September 2010, the Company recorded an addition of $98.0 million to its oil and natural gas properties for the estimated loss identified based on current projections of the costs to be incurred in excess of contract amounts. At December 31, 2009, no amounts had been recorded in anticipation of probable and estimable gains or losses. Billings and estimated contract loss in excess of costs incurred were $22.2 million and were reported as current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2010. Costs in excess of billings were $12.3 million and were reported as current assets in the accompanying condensed consolidated balance sheet at December 31, 2009.

10. Asset Retirement Obligation

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligation for the period from December 31, 2009 to September 30, 2010 is as follows (in thousands):

Asset retirement obligation, December 31, 2009	$111,137
Liability incurred upon acquiring and drilling wells	5,980
Liability assumed in acquisition	8,851
Revisions in estimated cash flows	18,298
Liability settled in current period	(611)
Accretion of discount expense	7,032

Asset retirement obligation, September 30, 2010	150,687
Less: current portion	2,553

Asset retirement obligation, net of current	$148,134

11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior credit facility	$426,500	$—
Other notes payable:
Drilling rig fleet and related oil field services equipment	8,401	17,375
Mortgage	17,256	17,952
Senior Floating Rate Notes due 2014	350,000	350,000
8.625% Senior Notes due 2015	650,000	650,000
9.875% Senior Notes due 2016, net of $13,231 and $14,479 discount, respectively	352,269	351,021
8.0% Senior Notes due 2018	750,000	750,000
8.75% Senior Notes due 2020, net of $7,063 and $7,410 discount, respectively	442,937	442,590

Total debt	2,997,363	2,578,938
Less: current maturities of long-term debt	8,617	12,003

Long-term debt	$2,988,746	$2,566,935

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended September 30, 2010 and 2009, interest payments were approximately $32.7 million and $8.8 million, respectively. For the nine months ended September 30, 2010 and 2009, interest payments were approximately $124.9 million and $87.9 million, respectively.

Senior Credit Facility. The amount the Company can borrow under its senior credit facility is limited to a borrowing base. The senior credit facility is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below. In April 2010, the Company’s senior credit facility was amended and restated, affirming the borrowing base at $850.0 million and extending the maturity date to April 15, 2014. Under the terms of the amended and restated facility, (a) the ratio of EBITDAX to interest expense plus current maturities of long-term debt has been eliminated and (b) the Company’s ability to make investments has been increased from the previous terms. In October 2010, the senior credit facility was further amended and effective with this amendment, the ratio of the secured indebtedness of the parties to the senior credit facility to EBITDAX may not exceed 2.0:1.0 at quarter end. The remaining covenants were largely unchanged from the agreement in effect prior to April 2010 and are described further below.

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

As of September 30, 2010, the senior credit facility contained financial covenants, including maintaining agreed levels for the (i) ratio of total funded debt to EBITDAX, which may not exceed 4.5:1.0 at each quarter end calculated using the last four completed fiscal quarters (adjusted for annualized amounts of the post-acquisition results of operations of newly acquired properties/entities) and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at quarter end. In the current ratio calculation (as defined in the senior credit facility), any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. As of and for the three and nine-month periods ended September 30, 2010, the Company was in compliance with all of the financial covenants under the senior credit facility.

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

At the Company’s election, interest under the senior credit facility is determined by reference to (a) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum or (b) the ‘base rate,’ which is the higher of (i) the federal funds rate plus 0.5%, (ii) the prime rate published by Bank of America or (iii) the Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum, plus, in each case under scenario (b), an applicable margin between 1.00% and 2.00% per annum. Interest is payable quarterly for base rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. The average annual interest rates paid on amounts outstanding under the senior credit facility were 2.78% and 2.67% for the three and nine-month periods ended September 30, 2010, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed amount. The Company’s borrowing base is redetermined in April and October of each year. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base. The borrowing base remained unchanged at $850.0 million as a result of the October 2010 redetermination. The Company has, at times, incurred additional costs related to the senior credit facility as a result of amendments to the credit agreement and changes to the borrowing base.

At September 30, 2010, the Company had $426.5 million outstanding under the senior credit facility and $25.4 million in outstanding letters of credit, which affect the availability under the senior credit facility on a dollar-for-dollar basis.

Other Notes Payable. The Company has financed a portion of its drilling rig fleet and related oil field services equipment through the issuance of notes secured by such equipment. At September 30, 2010, the aggregate outstanding balance of these notes was $8.4 million, with annual fixed interest rates ranging from 8.05% to 8.67%. The notes have a final maturity date of December 1, 2011 and require aggregate monthly installments of principal and interest in the amount of $0.6 million. The notes have a prepayment penalty (currently ranging from 0.50% to 1.00%) that is triggered if the Company repays the notes prior to maturity.

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

Senior Floating Rate Notes Due 2014 and 8.625% Senior Notes Due 2015. The Company’s Senior Floating Rate Notes due 2014 (the “Senior Floating Rate Notes”) and 8.625% Senior Notes due 2015 (the “8.625% Senior Notes”) were issued in May 2008 and are jointly and severally, unconditionally guaranteed on an unsecured basis by certain of the Company’s wholly owned subsidiaries. See Note 20 for condensed financial information of the subsidiary guarantors.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.625% (4.16% at September 30, 2010). Interest is payable quarterly with the principal due on April 1, 2014. The average interest rates paid on the outstanding Senior Floating Rate Notes for the three months and nine months ended September 30, 2010 were 4.16% and 3.98%, respectively, without consideration of the interest rate swap discussed below. The 8.625% Senior Notes bear interest at a fixed rate of 8.625% per annum with the principal due on April 1, 2015. Under the terms of the 8.625% Senior Notes, interest is payable semi-annually in cash.

The Company has entered into two $350.0 million notional interest rate swap agreements to fix the variable interest rate on the Senior Floating Rate Notes through April 1, 2013. The first interest rate swap agreement serves to fix the rate on the Senior Floating Rate Notes at an annual rate of 6.26% through April 1, 2011. The second interest rate swap agreement serves to fix the rate on the Senior Floating Rate Notes at an annual rate of 6.69% for the period from April 1, 2011 to April 1, 2013. The two interest rate swaps effectively serve to fix the Company’s variable interest rate on its Senior Floating Rate Notes for the majority of the term of these notes. These swaps have not been designated as hedges.

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

9.875% Senior Notes Due 2016. The Company’s unsecured 9.875% Senior Notes due 2016 (the “9.875% Senior Notes”) were issued in May 2009 and bear interest at a fixed rate of 9.875% per annum, payable semi-annually, with the principal due on May 15, 2016. The 9.875% Senior Notes were issued at a discount, which is amortized into interest expense over the term of the notes. The 9.875% Senior Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally, unconditionally guaranteed on an unsecured basis by all of the Company’s wholly owned subsidiaries, except certain minor subsidiaries, and are freely tradable.

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

In conjunction with the issuance of the 8.75% Senior Notes, the Company entered into a Registration Rights Agreement requiring the Company to register these notes by December 16, 2010. On November 2, 2010, pursuant to an exchange offer, the Company replaced all of the 8.75% Senior Notes, which were issued under Rule 144A and Regulation S under the Securities Act, with 8.75% Senior Notes issued pursuant to a registration statement. The terms of the 8.75% Senior Notes issued in the exchange offer are identical in all material respects to the terms of the exchanged senior notes, except that the transfer restrictions, registration rights and provisions for additional interest relating to the exchanged notes do not apply to the newly issued 8.75% Senior Notes. At the closing of the exchange offer, the 8.75% Senior Notes that were accepted for exchange were cancelled. As a result, the exchange offer did not result in the incurrence of any additional indebtedness.

Debt issuance costs of $9.7 million incurred in connection with the offering of and subsequent exchange of the 8.75% Senior Notes are included in other assets in the accompanying condensed consolidated balance sheets and are being amortized over the term of the notes.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The indentures governing the Company’s senior notes contain limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and for the three and nine-month periods ended September 30, 2010, the Company was in compliance with all of the covenants contained in the indentures governing the senior notes.

12. Derivatives

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

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to a portion of its projected oil and natural gas sales. None of the Company’s derivative contracts may be terminated early as a result of a party to the contract having its credit rating downgraded. At September 30, 2010 and December 31, 2009, the Company’s commodity derivative contracts consisted of fixed price swaps, price collars and basis swaps, which are described below:

Fixed price swaps:	The Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

Collars:	Collars contain a fixed floor price (put) and a fixed ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

Basis swaps:	The Company receives a payment from the counterparty if the settled price differential is greater than the stated terms of the contract and pays the counterparty if the settled price differential is less than the stated terms of the contract, which guarantees the Company a price differential for natural gas from a specified delivery point.

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

The Company has entered into two interest rate swap agreements to manage the interest rate risk on a portion of its floating rate debt by effectively fixing the variable interest rate on its Senior Floating Rate Notes. See Note 11 for further discussion of the Company’s interest rate swaps.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Derivatives. In accordance with ASC Topic 815, Derivatives and Hedging, the following table presents the fair value of the Company’s derivative contracts as of September 30, 2010 and December 31, 2009 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	September 30, 2010	December 31, 2009
Derivative assets:
Oil price swaps	Derivative contracts-current	$8,030	$2,849
Natural gas swaps	Derivative contracts-current	14,996	152,986
Natural gas collars	Derivative contracts-current	172	—
Oil price swaps	Derivative contracts-noncurrent	—	5,362
Natural gas swaps	Derivative contracts-noncurrent	4,605	—

Derivative liabilities:
Oil price swaps	Derivative contracts-current	—	(4,127)
Natural gas swaps	Derivative contracts-current	(37,014)	(45,714)
Oil collars	Derivative contracts-current	(64)	—
Interest rate swaps	Derivative contracts-current	(8,742)	(7,080)
Oil price swaps	Derivative contracts-noncurrent	(2,294)	(2,262)
Natural gas swaps	Derivative contracts-noncurrent	(41,212)	(62,941)
Interest rate swaps	Derivative contracts-noncurrent	(11,059)	(1,219)

Total derivative contracts, net		$(72,582)	$37,854

Refer to Note 5 for additional discussion on the fair value measurement of the Company’s derivative contracts.

The following table summarizes the effect of the Company’s derivative contracts on the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

		Amount of Loss (Gain) Recognized in Income
Type of Contract	Location of Loss (Gain) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Oil and natural gas derivatives	Loss (gain) on derivative contracts	$67,195	$47,933	$(114,378)	$(139,722)
Interest rate swaps	Interest expense	5,136	6,345	17,548	4,991

Total		$72,331	$54,278	$(96,830)	$(134,731)

The Company acquired commodity derivative contracts as part of the Arena acquisition. The derivative contracts were recorded at fair value in the purchase price allocation in accordance with ASC Topic 805, Business Combinations. These derivative contracts acquired from Arena are deemed to contain a significant financing element and cash flows associated with these derivative contracts will be reported as financing activity in the consolidated statement of cash flows for the periods in which settlement occurs in accordance with ASC Topic 815. See Note 3 for further discussion of the Arena acquisition.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the cash settlements and valuation gains and losses on our commodity derivative contracts and interest rate swaps for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Oil and Natural Gas Derivatives	2010	2009	2010	2009
Realized gain(1)	$(77,692)	$(83,038)	$(238,240)	$(276,175)
Unrealized loss	144,887	130,971	123,862	136,453

Loss (gain) on commodity derivative contracts	$67,195	$47,933	$(114,378)	$(139,722)

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Swaps	2010	2009	2010	2009
Realized loss	$1,883	$1,826	$6,046	$4,131
Unrealized loss	3,253	4,519	11,502	860

Loss on interest rate swaps	$5,136	$6,345	$17,548	$4,991

(1)	Includes $48.2 million and $110.6 million of realized gains for the three and nine-month periods ended September 30, 2010, respectively, related to settlements of commodity derivative contracts with contractual maturities after the quarterly period in which they were settled.

On September 30, 2010, the Company’s open oil and natural gas commodity derivative contracts consisted of the following:

Oil

Period and Type of Contract	Notional (in MBbl)	Weighted Avg. Fixed Price	Collar High	Collar Low
October 2010 — December 2010
Price swap contracts	1,564	$80.46	$—	$—
Collars	276	$—	$92.95	$66.67
January 2011 — March 2011
Price swap contracts	1,953	$86.20	$—	$—
April 2011 — June 2011
Price swap contracts	1,975	$86.20	$—	$—
July 2011 — September 2011
Price swap contracts	2,180	$85.96	$—	$—
October 2011 — December 2011
Price swap contracts	2,180	$85.96	$—	$—
January 2012 — March 2012
Price swap contracts	2,275	$87.18	$—	$—
April 2012 — June 2012
Price swap contracts	2,366	$87.10	$—	$—
July 2012 — September 2012
Price swap contracts	2,422	$87.08	$—	$—
October 2012 — December 2012
Price swap contracts	2,484	$87.04	$—	$—
January 2013 — March 2013
Price swap contracts	360	$87.23	$—	$—

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Period and Type of Contract	Notional (in MBbl)	Weighted Avg. Fixed Price	Collar High	Collar Low
April 2013 — June 2013
Price swap contracts	364	$87.23	$—	$—
July 2013 — September 2013
Price swap contracts	368	$87.23	$—	$—
October 2013 — December 2013
Price swap contracts	368	$87.23	$—	$—

Natural Gas

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price	Collar High	Collar Low
October 2010 — December 2010
Price swap contracts	9,760	$4.20	$—	$—
Basis swap contracts	20,700	$(0.74)	—	—
Collars	460	$—	$7.87	$4.00
January 2011 — March 2011
Price swap contracts	12,600	$4.72	$—	$—
Basis swap contracts	25,650	$(0.47)	$—	—
April 2011 — June 2011
Price swap contracts	12,740	$4.72	$—	$—
Basis swap contracts	25,935	$(0.47)	$—	$—
July 2011 — September 2011
Price swap contracts	12,880	$4.72	$—	$—
Basis swap contracts	26,220	$(0.47)	$—	$—
October 2011 — December 2011
Price swap contracts	12,880	$4.72	$—	$—
Basis swap contracts	26,220	$(0.47)	$—	$—
January 2012 — March 2012
Price swap contracts	9,100	$5.23	$—	$—
Basis swap contracts	28,210	$(0.55)	$—	$—
April 2012 — June 2012
Price swap contracts	9,100	$5.23	$—	$—
Basis swap contracts	28,210	$(0.55)	$—	$—
July 2012 — September 2012
Basis swap contracts	28,520	$(0.55)	$—	$—
October 2012 — December 2012
Basis swap contracts	28,520	$(0.55)	$—	$—
January 2013 — March 2013
Basis swap contracts	3,600	$(0.46)	$—	$—
April 2013 — June 2013
Basis swap contracts	3,640	$(0.46)	$—	$—
July 2013 — September 2013
Basis swap contracts	3,680	$(0.46)	$—	$—
October 2013 — December 2013
Basis swap contracts	3,680	$(0.46)	$—	$—

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing income taxes on a current year-to-date basis.

The (benefit) provision for income taxes consisted of the following components for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current:
Federal	$(844)	$(1,763)	$(844)	$(3,979)
State	33	(817)	195	(135)

	(811)	(2,580)	(649)	(4,114)

Deferred:
Federal	(442,923)	—	(442,923)	—
State	(13,514)	—	(13,514)	—

	(456,437)	—	(456,437)	—

Total (benefit) provision	(457,248)	(2,580)	(457,086)	(4,114)
Less: income tax provision attributable to noncontrolling interest	15	—	104	—

Total (benefit) provision attributable to SandRidge Energy, Inc.	$(457,263)	$(2,580)	$(457,190)	$(4,114)

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets are reduced by a valuation allowance as necessary when a determination is made that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. As of December 31, 2009 and 2008, the Company determined it was appropriate to record a full valuation allowance against its net deferred tax asset. During the three-month period ended September 30, 2010, the Company recorded a net deferred tax liability associated with the Arena acquisition which resulted in the Company releasing a portion of the previously recorded valuation allowance. The partial release of the valuation allowance was based on management’s assessment that it is more likely than not that the Company will realize a benefit from more of its existing deferred tax assets as the Arena deferred tax liabilities are available to offset the reversal of the Company’s deferred tax assets. Although the Company continued to have a full valuation allowance against its net deferred tax asset at September 30, 2010, the release of a portion of the valuation allowance resulted in an income tax benefit of $456.4 million for the three and nine-month periods ended September 30, 2010.

IRC Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced an ownership change within the meaning of IRC Section 382 on December 31, 2008. The ownership change subjected certain of the Company’s tax attributes, including $299.5 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. This limitation could result in a material amount of these loss carryforwards expiring unused. The Company experienced a subsequent ownership change within the meaning of IRC Section 382 on July 16, 2010 as a result of the Arena acquisition. The Company expects a limitation on certain of its tax attributes as a result of the July 16, 2010 ownership change; however, the extent of any

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

limitation is not yet known. Arena also experienced an ownership change on July 16, 2010 as a result of the acquisition by the Company. This ownership change is expected to result in a limitation on Arena’s net operating loss carryforwards available to the Company. None of the limitations discussed above resulted in a current federal tax liability at September 30, 2010 or December 31, 2009.

No reserves for uncertain income tax positions have been recorded pursuant to the guidance for uncertainty in income taxes under ASC Topic 740, Income Taxes. Tax years 2003 to present remain open for the majority of taxing authorities due to net operating loss carryforwards from those years or normal statute of limitations. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company did not have an accrued liability for interest and penalties at September 30, 2010 or December 31, 2009 with respect to reserves for uncertain income tax positions.

For the three-month period ended September 30, 2010 and 2009, income tax payments, net of refunds, were approximately $1.9 million and $0.0 million, respectively. For the nine-month period ended September 30, 2010 and 2009, income tax payments, net of refunds, were approximately $(1.6) million and $3.0 million, respectively.

14. Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during the period, but also include the dilutive effect of awards of restricted stock and outstanding convertible preferred stock. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share, for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average basic common shares outstanding	361,687	178,069	257,028	171,902
Effect of dilutive securities:
Restricted stock	5,954	—	4,759	—
Convertible preferred stock outstanding	51,496	—	51,496	—

Weighted average diluted common and potential common shares outstanding	419,137	178,069	313,283	171,902

For the three and nine-month periods ended September 30, 2009, restricted stock awards covering 3.2 million shares and 2.7 million shares, respectively, were excluded from the computation of net loss per share because their effect would have been antidilutive.

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding 8.5% convertible perpetual preferred stock and 6.0% convertible perpetual preferred stock (see Note 16) for the three and nine-month periods ended September 30, 2010 and its outstanding 8.5% convertible perpetual preferred stock for the three and nine-month periods ended September 30, 2009. Under this method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available to common stockholders. For the three and nine-month periods ended September 30, 2010, the Company determined the if-converted method was more dilutive and did not include preferred stock dividends in the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

determination of income available to common stockholders. For the three and nine-month periods ended September 30, 2009, the Company determined the if-converted method was not more dilutive and included preferred stock dividends in the determination of income available to common stockholders.

15. Commitments and Contingencies

The Company is a defendant in lawsuits from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

16. Equity

Preferred Stock. The following table presents information regarding the Company’s preferred stock (in thousands):

	September 30, 2010	December 31, 2009
Shares authorized	50,000	50,000
Shares outstanding at end of period:
8.5% Convertible perpetual preferred stock	2,650	2,650
6.0% Convertible perpetual preferred stock	2,000	2,000

The Company is authorized to issue 50,000,000 shares of preferred stock, $0.001 par value, of which 4,650,000 shares were designated as convertible perpetual preferred stock at September 30, 2010 and December 31, 2009. All of the outstanding shares of the Company’s convertible perpetual preferred stock were issued in private transactions and none of these shares are listed on a stock exchange.

8.5% Convertible perpetual preferred stock. The Company’s 8.5% convertible perpetual preferred stock was issued in January 2009. Each share of 8.5% convertible perpetual preferred stock has a liquidation preference of $100.00 and is convertible at the holder’s option at any time initially into approximately 12.4805 shares of the Company’s common stock based on an initial conversion price of $8.01, subject to adjustments upon the occurrence of certain events. Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $8.50 per share to be paid semi-annually in cash, common stock or a combination thereof, at the Company’s election. Dividend payments were paid in cash in February and August 2010. Approximately $5.6 million in dividends ($2.8 million paid and $2.8 million unpaid) and $16.9 million in dividends ($14.1 million paid and $2.8 million unpaid) on the 8.5% convertible perpetual preferred stock have been included in the Company’s earnings per share calculations for the three and nine-month periods ended September 30, 2010, respectively, as presented in the accompanying condensed consolidated statements of operations. The 8.5% convertible perpetual preferred stock is not redeemable by the Company at any time. After February 20, 2014, the Company may cause all outstanding shares of the convertible perpetual preferred stock to convert automatically into common stock at the then-prevailing conversion rate if certain conditions are met.

6.0% Convertible perpetual preferred stock. The Company’s 6.0% convertible perpetual preferred stock was issued in December 2009. Each share of the 6.0% convertible perpetual preferred stock has a liquidation preference of $100.00 and is entitled to an annual dividend of $6.00 payable semi-annually in cash, common stock or any combination thereof, at the Company’s election, beginning on July 15, 2010. The first dividend payment was paid in cash in July 2010. Approximately $3.0 million (all unpaid) and $9.0 million in dividends ($6.0 million paid and $3.0 million unpaid) on the 6.0% convertible perpetual preferred stock have been included in the Company’s

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

earnings per share calculations for the three and nine-month periods ended September 30, 2010, respectively, as presented in the accompanying condensed consolidated statements of operations. The 6.0% convertible perpetual preferred stock is not redeemable by the Company at any time. Each share is initially convertible into 9.21 shares of the Company’s common stock, at the holder’s option based on an initial conversion price of $10.86 and subject to customary adjustments in certain circumstances. Five years after their issuance, all outstanding shares of the convertible preferred stock will be converted automatically into shares of the Company’s common stock at the then-prevailing conversion price as long as all dividends accrued at that time have been paid.

Common Stock. The following table presents information regarding the Company’s common stock (in thousands):

	September 30, 2010	December 31, 2009
Shares authorized	800,000	400,000
Shares outstanding at end of period	404,926	208,715
Shares held in treasury	2,426	1,866

On July 16, 2010, in conjunction with stockholder approval of the issuance of shares of Company common stock in connection with the Company’s acquisition of Arena, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 400.0 million shares to 800.0 million shares. See Note 3 for further discussion regarding the Arena acquisition.

Treasury Stock. The Company makes required tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. As a result of such transactions, the Company withheld approximately 670,000 shares with a total value of $5.3 million and approximately 136,000 shares with a total value of $1.1 million during the nine-month periods ended September 30, 2010 and 2009, respectively. These shares were accounted for as treasury stock. Also accounted for as treasury stock are any shares of Company common stock held as assets in a trust for the Company’s non-qualified deferred compensation plan. These shares were therefore not included as outstanding shares of common stock in this Quarterly Report. For corporate purposes and for purposes of voting at Company stockholder meetings, these shares are considered outstanding and have voting rights, which are exercised by the Company.

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

For the three and nine-month periods ended September 30, 2010, the Company recognized stock-based compensation expense of $10.0 million and $24.2 million, net of $1.5 million and $4.1 million capitalized, respectively, related to restricted common stock. For the three and nine-month periods ended September 30, 2009, the Company recognized stock-based compensation expense of $6.2 million and $16.5 million, net of $1.1 million and $3.2 million capitalized, respectively, related to restricted common stock.

Noncontrolling Interest. Noncontrolling interests in one of the Company’s subsidiaries and a variable interest entity in which the Company is the primary beneficiary (see Note 8) represent third-party ownership interests in the consolidated entity and are included as a component of equity in the consolidated balance sheet and consolidated statement of changes in equity as required by ASC Topic 810.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a reconciliation of the activity for noncontrolling interest in entities included in the consolidated results of the Company for the nine-month periods ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance, January 1,	$10,052	$30
Distributions to noncontrolling interest owners	(3,511)	(11)
Contributions from noncontrolling interest owners	306	—
Net income attributable to noncontrolling interest	3,547	11

Ending balance, September 30	$10,394	$30

17. Related Party Transactions

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales to and reimbursements from related parties	$4,157	$1,014	$10,980	$5,420

Purchases from related parties	$75	$4,550	$165	$18,956

	September 30, 2010	December 31, 2009
Accounts receivable due from related parties	$1,459	$64

Accounts payable due to related parties	$—	$860

Larclay, L.P. Until April 15, 2009, Lariat and its partner Clayton Williams Energy, Inc. (“CWEI”) each owned a 50% interest in Larclay, L.P. (“Larclay”), a limited partnership, and, until such time, Lariat operated the rigs owned by Larclay. On April 15, 2009, Lariat completed an assignment to CWEI of Lariat’s 50% equity interest in Larclay pursuant to the terms of an Assignment and Assumption Agreement (the “Larclay Assignment”) entered into between Lariat and CWEI on March 13, 2009. Pursuant to the Larclay Assignment, Lariat assigned all of its right, title and interest in and to Larclay to CWEI effective April 15, 2009, and CWEI assumed all of the obligations and liabilities of Lariat relating to Larclay. For the nine-month period ended September 30, 2009, sales to and reimbursements from Larclay were $3.0 million and purchases of services from Larclay were $1.8 million.

Oklahoma City Thunder Agreements. The Company’s Chairman and Chief Executive Officer owns a minority interest in a limited liability company which owns and operates the Oklahoma City Thunder, a National Basketball Association team playing in Oklahoma City, where the Company is headquartered. The Company, like four other Oklahoma City companies, has a five-year sponsorship agreement whereby the Company pays approximately $3.3 million per year for advertising and promotional activities related to the Oklahoma City Thunder. Additionally, the Company entered into an agreement to license a suite at the arena where the Oklahoma City Thunder plays its home games. Under this four-year agreement, the Company pays an annual license fee of $0.2 million. Amounts related to these agreements are not included in the tables above.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18. Subsequent Events

Events occurring after September 30, 2010 were evaluated to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this Quarterly Report have been included.

Proposed settlement. In October 2010, the Company agreed to compromise and settle a dispute with certain working interest owners under two joint operating agreements. Under the proposed settlement, the Company will pay the working interest owners a total of $6.0 million in cash and issue to the working interest owners a total of 1,788,909 shares of Company common stock, valued at $5.59 per share. To the extent that the market price of the Company’s common stock is less than $5.59 at the time trading in the shares is no longer restricted, the Company will make an additional payment in the aggregate amount of such difference. Such restrictions are expected to lapse within one year from the date of issuance of the shares. The proposed settlement amount of $16.0 million was accrued and included in the accompanying condensed consolidated financial statements as of September 30, 2010.

8.75% Senior Notes Due 2020. On November 2, 2010, pursuant to an exchange offer, the Company replaced all of the 8.75% Senior Notes, which were issued under Rule 144A and Regulation S under the Securities Act, with 8.75% Senior Notes issued pursuant to a registration statement. See Note 11 for additional discussion of the exchange.

Private Placement of Convertible Perpetual Preferred Stock. On November 4, 2010, the Company agreed to issue, in a private offering under Rule 144A of the Securities Act, 2,500,000 shares of a new series of 7.0% convertible perpetual preferred stock for net proceeds of approximately $242.0 million, after applying a discount to the purchase price of the stock and deducting offering expenses. The Company also granted a 30-day option to the initial purchasers to purchase an additional 500,000 shares solely to cover over-allotments. The Company intends to use the net proceeds from this offering, including any additional proceeds from the exercise of the option to purchase additional shares, for general corporate purposes, including (i) to repay a portion of the amount outstanding under the Company’s senior credit facility and (ii) to fund the Company’s 2010 capital expenditure program. Closing of the private placement of the preferred stock offering is expected to occur on November 10, 2010 and will be subject to satisfaction of various customary closing conditions.

19. Business Segment Information

The Company has three business segments: exploration and production, drilling and oil field services and midstream gas services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the acquisition, development and production of oil and natural gas properties. The drilling and oil field services segment is engaged in the land contract drilling of oil and natural gas wells. The midstream gas services segment is engaged in purchasing, gathering, treating and selling natural gas. The All Other column in the tables below includes items not related to the Company’s reportable segments, including the Company’s CO2 gathering and sales operations and corporate operations.

As further discussed in Note 20, SandRidge Energy, Inc., the parent company, contributed its oil and natural gas related assets and liabilities to one of its wholly owned subsidiaries effective as of May 1, 2009. As a result, the financial information of SandRidge Energy, Inc. is included in the All Other column in the tables below, which is consistent with management’s evaluation of the business segments. SandRidge Energy, Inc. was previously included in the exploration and production segment. All periods presented below reflect this change in presentation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management evaluates the performance of the Company’s business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses and depreciation, depletion and amortization. Summarized financial information concerning the Company’s segments is shown in the following tables (in thousands):

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Three Months Ended September 30, 2010
Revenues	$210,484	$60,370	$65,470	$8,965	$345,289
Inter-segment revenue	(63)	(55,096)	(42,545)	(2,352)	(100,056)

Total revenues	$210,421	$5,274	$22,925	$6,613	$245,233

Operating (loss) income	$(65,642)	$(1,826)	$1,196	$(21,158)	$(87,430)
Interest income (expense), net	137	(201)	(175)	(63,333)	(63,572)
Other income, net	459	—	388	509	1,356

(Loss) income before income taxes	$(65,046)	$(2,027)	$1,409	$(83,982)	$(149,646)

Capital expenditures(1)	$295,007	$8,897	$10,143	$4,002	$318,049

Depreciation, depletion and amortization	$91,931	$7,081	$1,131	$3,535	$103,678

Three Months Ended September 30, 2009
Revenues	$105,026	$42,958	$52,564	$9,576	$210,124
Inter-segment revenue	(66)	(37,160)	(36,644)	(1,399)	(75,269)

Total revenues	$104,960	$5,798	$15,920	$8,177	$134,855

Operating (loss) income	$(31,122)	$(4,621)	$476	$(14,962)	$(50,229)
Interest expense, net	(14)	(482)	—	(52,616)	(53,112)
Other (expense) income, net	(1,144)	—	593	—	(551)

(Loss) income before income taxes	$(32,280)	$(5,103)	$1,069	$(67,578)	$(103,892)

Capital expenditures(1)	$87,288	$569	$2,500	$7,360	$97,717

Depreciation, depletion and amortization	$33,759	$7,042	$558	$3,793	$45,152

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Nine Months Ended September 30, 2010
Revenues	$531,239	$202,419	$214,386	$28,162	$976,206
Inter-segment revenue	(194)	(187,473)	(141,778)	(8,094)	(337,539)

Total revenues	$531,045	$14,946	$72,608	$20,068	$638,667

Operating income (loss)	$180,846	$(6,421)	$3,352	$(56,585)	$121,192
Interest income (expense), net	337	(768)	(474)	(188,848)	(189,753)
Other income, net	1,240	—	444	378	2,062

Income (loss) before income taxes	$182,423	$(7,189)	$3,322	$(245,055)	$(66,499)

Capital expenditures(1)	$706,056	$26,509	$46,902	$16,126	$795,593

Depreciation, depletion and amortization	$199,965	$21,244	$2,933	$10,256	$234,398

At September 30, 2010
Total assets	$4,482,756	$226,113	$150,031	$235,265	$5,094,165

Nine Months Ended September 30, 2009
Revenues	$330,686	$192,747	$218,769	$21,983	$764,185
Inter-segment revenue	(196)	(175,540)	(158,339)	(2,143)	(336,218)

Total revenues	$330,490	$17,207	$60,430	$19,840	$427,967

Operating loss(2)	$(1,132,198)	$(10,177)	$(27,344)	$(46,777)	$(1,216,496)
Interest expense, net	(62)	(1,673)	—	(134,346)	(136,081)
Other income, net	100	—	1,027	—	1,127

Loss before income taxes	$(1,132,160)	$(11,850)	$(26,317)	$(181,123)	$(1,351,450)

Capital expenditures(1)	$470,519	$2,770	$43,788	$25,124	$542,201

Depreciation, depletion and amortization	$129,544	$21,237	$4,515	$11,058	$166,354

At December 31, 2009
Total assets	$2,222,724	$229,507	$110,757	$217,329	$2,780,317

(1)	Capital expenditures are presented on an accrual basis.
(2)	The operating loss for the exploration and production segment for the nine-month period ended September 30, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on the Company’s oil and natural gas properties.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following condensed consolidating financial information represents the financial information of SandRidge Energy, Inc., its wholly owned subsidiary guarantors and its non-guarantor subsidiaries, prepared on the equity basis of accounting. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes. The non-guarantor subsidiaries and a variable interest entity are included in the non-guarantor column in the tables below. The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the subsidiary guarantors operated as independent entities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,195	$667	$727	$—	$2,589
Accounts receivable, net	1,090,259	116,796	402,175	(1,489,006)	120,224
Derivative contracts	—	11,437	—	—	11,437
Other current assets	—	19,490	4,444	—	23,934

Total current assets	1,091,454	148,390	407,346	(1,489,006)	158,184
Property, plant and equipment, net	—	4,508,040	99,702	—	4,607,742
Goodwill	—	239,716	—	—	239,716
Investment in subsidiaries	3,358,257	68,896	—	(3,427,153)	—
Other assets	52,779	35,744	—	—	88,523

Total assets	$4,502,490	$5,000,786	$507,048	$(4,916,159)	$5,094,165

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,953	$1,379,390	$420,714	$(1,489,006)	$395,051
Other current liabilities	8,742	57,736	976	—	67,454

Total current liabilities	92,695	1,437,126	421,690	(1,489,006)	462,505
Long-term debt	2,971,706	760	16,280	—	2,988,746
Asset retirement obligation	—	147,970	164	—	148,134
Other liabilities	11,059	46,297	—	—	57,356

Total liabilities	3,075,460	1,632,153	438,134	(1,489,006)	3,656,741

Equity	1,427,030	3,368,633	68,914	(3,427,153)	1,437,424

Total liabilities and equity	$4,502,490	$5,000,786	$507,048	$(4,916,159)	$5,094,165

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$339	$2,841	$4,681	$—	$7,861
Accounts receivable, net	642,317	96,251	14,888	(647,980)	105,476
Derivative contracts	—	105,994	—	—	105,994
Other current assets	—	24,785	11,848	—	36,633

Total current assets	642,656	229,871	31,417	(647,980)	255,964
Property, plant and equipment, net	—	2,331,261	102,382	—	2,433,643
Investment in subsidiaries	1,813,887	64,827	—	(1,878,714)	—
Other assets	49,103	41,607	—	—	90,710

Total assets	$2,505,646	$2,667,566	$133,799	$(2,526,694)	$2,780,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$159,693	$641,349	$50,846	$(647,980)	$203,908
Other current liabilities	7,080	13,624	932	—	21,636

Total current liabilities	166,773	654,973	51,778	(647,980)	225,544
Long-term debt	2,543,611	6,304	17,020	—	2,566,935
Asset retirement obligation	—	108,429	155	—	108,584
Other liabilities	1,219	73,940	—	—	75,159

Total liabilities	2,711,603	843,646	68,953	(647,980)	2,976,222

(Deficit) equity	(205,957)	1,823,920	64,846	(1,878,714)	(195,905)

Total liabilities and equity	$2,505,646	$2,667,566	$133,799	$(2,526,694)	$2,780,317

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2010
Total revenues	$—	$235,447	$27,318	$(17,532)	$245,233
Expenses:
Direct operating expenses	—	96,136	21,124	(17,348)	99,912
General and administrative	71	61,376	615	(184)	61,878
Depreciation, depletion, amortization and impairment	—	101,956	1,722	—	103,678
Loss on derivative contracts	—	67,195	—	—	67,195

Total expenses	71	326,663	23,461	(17,532)	332,663

(Loss) income from operations	(71)	(91,216)	3,857	—	(87,430)
Equity earnings from subsidiaries	(87,857)	2,242	—	85,615	—
Interest expense, net	(63,061)	(239)	(272)	—	(63,572)
Other income, net	—	1,356	—	—	1,356

(Loss) income before income taxes	(150,989)	(87,857)	3,585	85,615	(149,646)
Income tax (benefit) expense	(457,278)	—	30	—	(457,248)

Net income (loss)	306,289	(87,857)	3,555	85,615	307,602
Less: net income attributable to noncontrolling interest	—	—	1,313	—	1,313

Net income (loss) attributable to SandRidge Energy, Inc.	$306,289	$(87,857)	$2,242	$85,615	$306,289

Three Months Ended September 30, 2009
Total revenues	$—	$125,673	$34,994	$(25,812)	$134,855
Expenses:
Direct operating expenses	—	61,048	31,635	(25,690)	66,993
General and administrative	—	24,473	655	(122)	25,006
Depreciation, depletion, amortization and impairment	—	43,786	1,366	—	45,152
Loss on derivative contracts	—	47,933	—	—	47,933

Total expenses	—	177,240	33,656	(25,812)	185,084

(Loss) income from operations	—	(51,567)	1,338	—	(50,229)
Equity earnings from subsidiaries	(51,566)	1,049	—	50,517	—
Interest expense, net	(52,330)	(497)	(285)	—	(53,112)
Other expense, net	—	(551)	—	—	(551)

(Loss) income before income taxes	(103,896)	(51,566)	1,053	50,517	(103,892)
Income tax benefit	(2,580)	—	—	—	(2,580)

Net (loss) income	(101,316)	(51,566)	1,053	50,517	(101,312)
Less: net income attributable to noncontrolling interest	—	—	4	—	4

Net (loss) income attributable to SandRidge Energy, Inc.	$(101,316)	$(51,566)	$1,049	$50,517	$(101,316)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Nine Months Ended September 30, 2010
Total revenues	$—	$609,135	$117,950	$(88,418)	$638,667
Expenses:
Direct operating expenses	—	258,991	98,868	(87,823)	270,036
General and administrative	234	125,207	2,573	(595)	127,419
Depreciation, depletion, amortization and impairment	—	229,325	5,073	—	234,398
Gain on derivative contracts	—	(114,378)	—	—	(114,378)

Total expenses	234	499,145	106,514	(88,418)	517,475

(Loss) income from operations	(234)	109,990	11,436	—	121,192
Equity earnings from subsidiaries	117,937	6,920	—	(124,857)	—
Interest expense, net	(188,031)	(905)	(817)	—	(189,753)
Other income, net	74	1,932	56	—	2,062

(Loss) income before income taxes	(70,254)	117,937	10,675	(124,857)	(66,499)
Income tax (benefit) expense	(457,294)	—	208	—	(457,086)

Net income	387,040	117,937	10,467	(124,857)	390,587
Less: net income attributable to noncontrolling interest	—	—	3,547	—	3,547

Net income attributable to SandRidge Energy, Inc.	$387,040	$117,937	$6,920	$(124,857)	$387,040

Nine Months Ended September 30, 2009
Total revenues	$58,271	$345,608	$152,945	$(128,857)	$427,967
Expenses:
Direct operating expenses	27,737	193,485	143,540	(128,472)	236,290
General and administrative	15,515	60,431	1,562	(385)	77,123
Depreciation, depletion, amortization and impairment	627,478	839,164	4,130	—	1,470,772
(Gain) loss on derivative contracts	(237,351)	97,629	—	—	(139,722)

Total expenses	433,379	1,190,709	149,232	(128,857)	1,644,463

(Loss) income from operations	(375,108)	(845,101)	3,713	—	(1,216,496)
Equity earnings from subsidiaries	(842,935)	2,844	—	840,091	—
Interest expense, net	(133,520)	(1,703)	(858)	—	(136,081)
Other income, net	102	1,025	—	—	1,127

(Loss) income before income taxes	(1,351,461)	(842,935)	2,855	840,091	(1,351,450)
Income tax benefit	(4,114)	—	—	—	(4,114)

Net (loss) income	(1,347,347)	(842,935)	2,855	840,091	(1,347,336)
Less: net income attributable to noncontrolling interest	—	—	11	—	11

Net (loss) income attributable to SandRidge Energy, Inc.	$(1,347,347)	$(842,935)	$2,844	$840,091	$(1,347,347)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Nine Months Ended September 30, 2010
Net cash (used in) provided by operating activities	$(241,580)	$574,767	$6,025	$—	$339,212
Net cash used in investing activities	(138,428)	(569,592)	(6,078)	—	(714,098)
Net cash provided by (used in) financing activities	380,864	(7,349)	(3,901)	—	369,614

Net increase (decrease) in cash and cash equivalents	856	(2,174)	(3,954)	—	(5,272)
Cash and cash equivalents at beginning of year	339	2,841	4,681	—	7,861

Cash and cash equivalents at end of period	$1,195	$667	$727	$—	$2,589

Nine Months Ended September 30, 2009
Net cash provided by operating activities	$141,658	$125,532	$9,894	$—	$277,084
Net cash used in investing activities	(240,992)	(114,336)	(9,195)	—	(364,523)
Net cash provided by (used in) financing activities	113,730	(11,618)	(667)	—	101,445

Net increase (decrease) in cash and cash equivalents	14,396	(422)	32	—	14,006
Cash and cash equivalents at beginning of year	18	592	26	—	636

Cash and cash equivalents at end of period	$14,414	$170	$58	$—	$14,642

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

The financial information with respect to the three and nine-month periods ended September 30, 2010 and September 30, 2009 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview of Our Company

We are an independent oil and natural gas company concentrating on exploration, development and production activities related to the exploitation of our significant holdings in west Texas and the Mid-Continent. Our primary areas of focus are the Permian Basin, the West Texas Overthrust (“WTO”) and the Mississippian horizontal play in the Mid-Continent area of Oklahoma and Kansas. Our oil properties in the Permian Basin include properties acquired in December 2009 from Forest and properties formerly owned by Arena that we acquired in July 2010. Each such acquisition is described below. The WTO, which includes the Piñon gas field, is a natural gas-prone geological region where we have operated since 1986. We also operate interests in the Cotton Valley Trend in east Texas, Gulf Coast and Gulf of Mexico.

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

Acquisitions

In December 2009, we purchased, for approximately $791.7 million, oil and natural gas properties located in the Permian Basin from Forest, consisting primarily of six operated areas in the Central Basin Platform and greater Permian Basin area of western Texas and eastern New Mexico. Approximately 98% of the production associated with these properties is operated and the properties cover over 90,000 net acres, of which nearly 80% is held by production. The acquisition of properties from Forest expanded our holdings in the Central Basin Platform of the Permian Basin and added significant Permian Basin oil production in the Midland and Delaware Basins in Texas as well as the Northwest Shelf in New Mexico.

In July 2010, we acquired all of the outstanding common stock of Arena. In connection with the acquisition, we issued 4.7771 shares of our common stock and paid $4.50 in cash to Arena stockholders for each outstanding share of unrestricted Arena common stock for a total purchase price of approximately $1.4 billion. At the time of the acquisition, Arena was engaged in oil and natural gas exploration, development and production, with activities in Oklahoma, Texas, New Mexico and Kansas. The acquisition of Arena expanded our holdings in the Central Basin Platform of the Permian Basin and added significant Permian Basin oil production.

Recent Developments

Proposed settlement. In October 2010, we agreed to compromise and settle a dispute with certain working interest owners under two joint operating agreements. Under the proposed settlement, we will pay the working interest owners a total of $6.0 million in cash and issue to the working interest owners a total of 1,788,909 shares of our common stock, valued at $5.59 per share. To the extent that the market price of our common stock is less than $5.59 at the time trading in the shares is no longer restricted, we will make an additional payment in the aggregate amount of such difference. Such restrictions are expected to lapse within one year from the date of issuance of the shares. See Note 18 to the condensed consolidated financial statements.

8.75% Senior Notes Due 2020. On November 2, 2010, pursuant to an exchange offer, we replaced all of the 8.75% Senior Notes, which were issued under Rule 144A and Regulation S under the Securities Act, with 8.75% Senior Notes issued pursuant to a registration statement.

Private Placement of Convertible Perpetual Preferred Stock. On November 4, 2010, we agreed to issue, in a private offering under Rule 144A of the Securities Act, 2,500,000 shares of a new series of 7.0% convertible perpetual preferred stock for net proceeds of approximately $242.0 million, after applying a discount to the purchase price of the stock and deducting offering expenses. We also granted a 30-day option to the initial purchasers to purchase an additional 500,000 shares solely to cover over-allotments. We intend to use the net proceeds from this offering, including any additional proceeds from the exercise of the option to purchase additional shares, for general corporate purposes, including (i) to repay a portion of the amount outstanding under the senior credit facility and (ii) to fund the 2010 capital expenditure program. Closing of the private placement of the preferred stock offering is expected to occur on November 10, 2010 and will be subject to satisfaction of various customary closing conditions.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-03 to align the oil and natural gas reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries — Oil and Gas, with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and was effective for the year ended December 31, 2009. Modernization of the Oil and Gas Reporting Requirements was designed to modernize and update the oil and gas disclosure requirements to align with current practices and changes in technology. We implemented ASU 2010-03 prospectively as a change in accounting principle inseparable from a change in accounting estimate at December 31, 2009.

In December 2009, the FASB issued ASU 2009-17, “Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” ASU 2009-17 represents a revision to former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. ASU 2009-17 also requires enhanced disclosures about a reporting entity’s involvement with variable interest entities. We implemented ASU 2009-17 on January 1, 2010 with no impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Topic 820. We implemented the new disclosures and clarifications of existing disclosure requirements under ASU 2010-06 effective with the first quarter of 2010, except for certain disclosure requirements regarding activity in Level 3 fair value measurements that are effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 had no impact on our financial position or results of operations. As the additional requirements under ASU 2010-06, which will be implemented January 1, 2011, pertain to disclosure of Level 3 activity, no effect to our financial position or results of operations is expected.

Results by Segment

We operate in three business segments: exploration and production, drilling and oil field services and midstream gas services. The All Other column in the tables below includes items not related to our reportable segments such as our CO2 gathering and sales operations and corporate operations. SandRidge Energy, Inc., the parent company, contributed its oil and natural gas related assets and liabilities to one of its wholly owned subsidiaries, effective as of May 1, 2009. As a result, the financial information of SandRidge Energy, Inc. is now included in the All Other column in the tables below, which is consistent with management’s evaluation of the business segments. SandRidge Energy, Inc. was previously included in the exploration and production segment. All periods presented below reflect this change in presentation.

Management evaluates the performance of our business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses. Results of these measurements provide important information to us about the activity and profitability of our lines of business. Set forth in the table below is financial information regarding each of our business segments for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands).

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Three Months Ended September 30, 2010
Revenues	$210,484	$60,370	$65,470	$8,965	$345,289
Inter-segment revenue	(63)	(55,096)	(42,545)	(2,352)	(100,056)

Total revenues	$210,421	$5,274	$22,925	$6,613	$245,233

Operating (loss) income	$(65,642)	$(1,826)	$1,196	$(21,158)	$(87,430)
Interest income (expense), net	137	(201)	(175)	(63,333)	(63,572)
Other income, net	459	—	388	509	1,356

(Loss) income before income taxes	$(65,046)	$(2,027)	$1,409	$(83,982)	$(149,646)

Three Months Ended September 30, 2009
Revenues	$105,026	$42,958	$52,564	$9,576	$210,124
Inter-segment revenue	(66)	(37,160)	(36,644)	(1,399)	(75,269)

Total revenues	$104,960	$5,798	$15,920	$8,177	$134,855

Operating (loss) income	$(31,122)	$(4,621)	$476	$(14,962)	$(50,229)
Interest expense, net	(14)	(482)	—	(52,616)	(53,112)
Other (expense) income, net	(1,144)	—	593	—	(551)

(Loss) income before income taxes	$(32,280)	$(5,103)	$1,069	$(67,578)	$(103,892)

	Exploration and Production	Drilling and Oil Field Services	Midstream Gas Services	All Other	Consolidated Total
Nine Months Ended September 30, 2010
Revenues	$531,239	$202,419	$214,386	$28,162	$976,206
Inter-segment revenue	(194)	(187,473)	(141,778)	(8,094)	(337,539)

Total revenues	$531,045	$14,946	$72,608	$20,068	$638,667

Operating income (loss)	$180,846	$(6,421)	$3,352	$(56,585)	$121,192
Interest income (expense), net	337	(768)	(474)	(188,848)	(189,753)
Other income, net	1,240	—	444	378	2,062

Income (loss) before income taxes	$182,423	$(7,189)	$3,322	$(245,055)	$(66,499)

Nine Months Ended September 30, 2009
Revenues	$330,686	$192,747	$218,769	$21,983	$764,185
Inter-segment revenue	(196)	(175,540)	(158,339)	(2,143)	(336,218)

Total revenues	$330,490	$17,207	$60,430	$19,840	$427,967

Operating loss(1)	$(1,132,198)	$(10,177)	$(27,344)	$(46,777)	$(1,216,496)
Interest expense, net	(62)	(1,673)	—	(134,346)	(136,081)
Other income, net	100	—	1,027	—	1,127

Loss before income taxes	$(1,132,160)	$(11,850)	$(26,317)	$(181,123)	$(1,351,450)

(1)	The operating loss for the exploration and production segment for the nine-month period ended September 30, 2009 includes a $1,304.4 million non-cash full cost ceiling impairment on our oil and natural gas properties.

Exploration and Production Segment

The primary factors affecting the financial results of our exploration and production segment are the prices we receive for our oil and natural gas production, the quantity of oil and natural gas we produce and changes in the fair value of commodity derivative contracts we use to reduce the volatility of the prices we receive for our oil and natural gas production. Quarterly comparisons of production and price data are presented in the tables below. Changes in our results for these periods reflect, in part, the acquisition of oil and natural gas properties from Forest in December 2009 and Arena in July 2010, which increased production volumes and revenues for our exploration and production segment.

	Three Months Ended September 30,		Change
	2010	2009	Amount	Percent
Production data:
Oil (MBbl)(1)	2,219	723	1,496	206.9%
Natural gas (MMcf)	19,100	20,897	(1,797)	(8.6)%
Combined equivalent volumes (MMcfe)	32,414	25,235	7,179	28.4%
Average daily combined equivalent volumes (MMcfe/d)	352	274	78	28.5%
Average prices — as reported(2):
Oil (per Bbl)(1)	$63.90	$62.76	$1.14	1.8%
Natural gas (per Mcf)	$3.57	$2.82	$0.75	26.6%
Combined equivalent (per Mcfe)	$6.48	$4.14	$2.34	56.5%
Average prices — including impact of derivative contract settlements:
Oil (per Bbl)(1)	$64.74	$66.47	$(1.73)	(2.6)%
Natural gas (per Mcf)	$5.02	$6.67	$(1.65)	(24.7)%
Combined equivalent (per Mcfe)	$7.39	$7.43	$(0.04)	(0.5)%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	Percent
Production data:
Oil (MBbl)(1)	4,774	2,163	2,611	120.7%
Natural gas (MMcf)	57,473	67,583	(10,110)	(15.0)%
Combined equivalent volumes (MMcfe)	86,117	80,561	5,556	6.9%
Average daily combined equivalent volumes (MMcfe/d)	315	295	20	6.8%
Average prices — as reported(2):
Oil (per Bbl)(1)	$64.18	$51.02	$13.16	25.8%
Natural gas (per Mcf)	$3.88	$3.23	$0.65	20.1%
Combined equivalent (per Mcfe)	$6.15	$4.08	$2.07	50.7%
Average prices — including impact of derivative contract settlements:
Oil (per Bbl)(1)	$67.12	$55.40	$11.72	21.2%
Natural gas (per Mcf)	$6.30	$7.18	$(0.88)	(12.3)%
Combined equivalent (per Mcfe)	$7.92	$7.51	$0.41	5.5%

(1)	Includes natural gas liquids.
(2)	Prices represent actual average prices for the periods presented and do not give effect to derivative transactions.

Exploration and Production Segment — Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Exploration and production segment revenues increased $105.4 million, or 100.5%, to $210.4 million in the three months ended September 30, 2010 from $105.0 million in the three months ended September 30, 2009, as a result of a 56.5% increase in the combined average price we received for our oil and natural gas production. Also contributing to the increase was the 206.9% increase in oil production, slightly offset by the 8.6% decrease in natural gas production volumes. In the three-month period ended September 30, 2010, oil production increased by 1,496 MBbls to 2,219 MBbls and natural gas production decreased by 1.8 Bcf to 19.1 Bcf from the comparable period in 2009. The increase in oil production was due to the addition of Permian Basin properties acquired from Forest and Arena, and a focus on increased oil drilling in 2010. Properties acquired from Forest and Arena produced 1,295 MBbls of oil for the three-month period ended September 30, 2010. The decrease in natural gas production was a result of the decline in the number of rigs drilling for natural gas during 2010 due to depressed natural gas prices.

The average price received for our oil production increased 1.8%, or $1.14 per barrel, to $63.90 per barrel during the three months ended September 30, 2010 from $62.76 per barrel during the same period in 2009. The average price we received for our natural gas production for the three-month period ended September 30, 2010 increased 26.6%, or $0.75 per Mcf, to $3.57 per Mcf from $2.82 per Mcf in the comparable period in 2009. Including the impact of derivative contract settlements, the effective price received for oil for the three-month period ended September 30, 2010 was $64.74 per Bbl compared to $66.47 per Bbl during the same period in 2009. Including the impact of derivative contract settlements, the effective price received for natural gas for the three-month period ended September 30, 2010 was $5.02 per Mcf compared to $6.67 per Mcf during the same period in 2009. Our derivative contracts are not designated as hedges and, as a result, gains or losses on commodity derivative contracts are recorded as a component of operating expenses. Internally, management views the settlement of such derivative contracts as adjustments to the price received for oil and natural gas production to determine “effective prices.” Realized gains or losses from the settlement of derivative contracts with contractual maturities outside of the reporting period are not considered in the calculation of “effective prices.”

During the three-month period ended September 30, 2010, the exploration and production segment reported a $67.2 million net loss on our commodity derivative positions ($77.7 million realized gain and $144.9 million unrealized loss) compared to a $47.9 million net loss on our commodity derivative positions ($83.0 million realized gain and $130.9 million unrealized loss) in the same period in 2009. The realized gain of $77.7 million for the three months ended September 30, 2010 was primarily due to lower natural gas prices at the time of settlement compared to the contract price. Realized gains totaling $48.2 million resulting from settlements of commodity derivative contracts with original contractual maturities after September 30, 2010 were included in the realized gain for the three months ended September 30, 2010. Unrealized gains or losses on derivative contracts represent the change in fair value of open derivative contracts during the period. The unrealized loss on our commodity contracts recorded during the three months ended September 30, 2010 was primarily attributable to an increase in average oil prices at September 30, 2010 compared to the average oil prices at June 30, 2010 and the settlement of natural gas price swaps during the three months ended September 30, 2010. The unrealized loss for the three-month period ended September 30, 2009 was attributable to increased average oil and natural gas prices and decreases in the price differentials on our basis swaps at September 30, 2009.

For the three months ended September 30, 2010, we had an operating loss of $65.6 million in our exploration and production segment compared to an operating loss of $31.1 million for the same period in 2009. The $105.7 million increase in oil and natural gas revenues was more than offset by the $19.3 million increase in loss on commodity derivative contracts, a $24.6 million increase in production expenses, a $7.8 million increase in production taxes and a $58.2 million increase in depreciation and depletion on oil and natural gas properties. See discussion of production expense, production taxes and depreciation and depletion under “Consolidated Results of Operations.”

Exploration and Production Segment — Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Exploration and production segment revenues increased $200.5 million, or 60.7%, to $531.0 million in the nine months ended September 30, 2010 from $330.5 million in the nine months ended September 30, 2009, as a result of a 50.7% increase in the combined average price we received for our oil and natural gas production. Also contributing to the increase was the 120.7% increase in oil production, slightly offset by the 15.0% decrease in natural gas production. In the nine-month period ended September 30, 2010, oil production increased by 2,611 MBbls to 4,774 MBbls and natural gas production decreased by 10.1 Bcf to 57.5 Bcf from the comparable period in 2009. The increase in oil production was due to the addition of Permian Basin properties acquired from Forest and Arena and a focus on increased oil drilling in 2010. We produced 2,201 MBbls of oil from the properties we acquired from Forest and Arena during the nine-month period ended September 30, 2010. The decrease in natural gas production was a result of the decline in the number of rigs drilling for natural gas during 2009 and 2010 due to depressed natural gas prices.

The average price received for our oil production increased 25.8%, or $13.16 per barrel, to $64.18 per barrel during the nine months ended September 30, 2010 from $51.02 per barrel during the same period in 2009. The average price we received for our natural gas production for the nine-month period ended September 30, 2010 increased 20.1%, or $0.65 per Mcf, to $3.88 per Mcf from $3.23 per Mcf in the comparable period in 2009. Including the impact of derivative contract settlements, the effective price received for oil for the nine-month period ended September 30, 2010 was $67.12 per Bbl compared to $55.40 per Bbl during the same period in 2009. Including the impact of derivative contract settlements, the effective price received for natural gas for the nine-month period ended September 30, 2010 was $6.30 per Mcf compared to $7.18 per Mcf during the same period in 2009.

During the nine-month period ended September 30, 2010, the exploration and production segment reported a $114.4 million net gain on our commodity derivative positions ($238.2 million realized gain and $123.8 million unrealized loss) compared to a $139.7 million net gain on our commodity derivative positions ($276.2 million realized gain and $136.5 million unrealized loss) in the same period in 2009. The realized gain of $238.2 million for the nine months ended September 30, 2010 was primarily due to lower natural gas prices at the time of settlement compared to the contract price. Realized gains totaling $110.6 million resulting from settlements of commodity derivative contracts with original contractual maturities after the quarterly period in which they were settled were included in the realized gain for the nine months ended September 30, 2010. The unrealized loss on commodity contracts recorded during the nine months ended September 30, 2010 was attributable to an increase in average oil prices and decreases in the price differentials on our basis swaps at September 30, 2010 compared to the average oil prices and price differentials at December 31, 2009 or the contract price for contracts entered into during 2010. This amount was partially offset by decreases in the average price of natural gas at September 30, 2010 compared to the average price of natural gas at December 31, 2009, or as stated in the contract for contracts entered into during 2010. The unrealized loss for the nine-month period ended September 30, 2009 was attributable to increased average oil and natural gas prices and decreases in the price differentials on our basis swaps at September 30, 2009.

For the nine months ended September 30, 2010, we had operating income of $180.8 million in our exploration and production segment compared to an operating loss of $1,132.2 million for the same period in 2009. The $201.0 million increase in oil and natural gas revenues and the absence of a full cost ceiling limitation during the first nine months of 2010 were partially offset by the $25.3 million decrease in gains on commodity derivative contracts, a $43.6 million increase in production expenses, a $16.0 million increase in production taxes and a $70.3 million increase in depreciation and depletion of our oil and natural gas properties. See discussion of the 2009 period full cost ceiling limitation, production expense, production taxes and depreciation and depletion under “Consolidated Results of Operations.”

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

As of September 30, 2010, we owned 35 drilling rigs, through Lariat. The table below presents a summary of the rigs owned by Lariat:

	September 30,
	2010	2009
Rigs working for SandRidge	21	7
Rigs working for third parties	3	1
Idle rigs(1)	4	20

Total operational	28	28
Non-operational rigs(2)	3	3
Retired	4	—

Total rigs owned	35	31

(1)	Includes one rig receiving stand-by rates from a third party at September 30, 2009. There were no rigs receiving stand-by rates at September 30, 2010.
(2)	Includes one rig being constructed and two rigs being converted at September 30, 2010 and three rigs being serviced at September 30, 2009.

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

Drilling and Oil Field Services Segment — Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Drilling and oil field services segment revenues decreased to $5.3 million in the three-month period ended September 30, 2010 from $5.8 million in the three-month period ended September 30, 2009 and drilling and oil field services segment expenses decreased $3.3 million to $7.1 million during the same period. The decrease in expense resulted in a reduced operating loss of $1.8 million in the three-month period ended September 30, 2010 compared to $4.6 million for the same period in 2009. The decline in revenues and expenses was primarily attributable to a decrease in services performed for third parties during 2010 as the amount of work performed for our own account increased.

Drilling and Oil Field Services Segment — Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Drilling and oil field services segment revenues decreased to $14.9 million in the nine-month period ended September 30, 2010 from $17.2 million in the nine-month period ended September 30, 2009. Drilling and oil field services segment expenses decreased $6.0 million to $21.5 million for the nine-month period ended September 30, 2010. The decrease in expenses resulted in a reduced operating loss of $6.4 million for the nine-month period ended September 30, 2010 compared to $10.2 million in the same period in 2009. The decline in revenues and expenses was primarily attributable to a decrease in sales to and services performed for third parties during 2010 as the amount of work performed for our own account increased.

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

Midstream Gas Services Segment — Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Midstream gas services segment revenues for the three months ended September 30, 2010 were $22.9 million compared to $15.9 million in the same period in 2009. Operating income was $1.2 million for the three months ended September 30, 2010 compared to $0.5 million for the comparable period in 2009. The increase in midstream gas services segment revenues and operating income was due, in part, to the consolidation of GRLP activity into the midstream gas services segment for the three-month period ended September 30, 2010. Also contributing to the increase in revenues was an increase in natural gas prices for third party volumes we marketed in the three-month period ended September 30, 2010 compared to the same period in 2009. For the three-month period ended September 30, 2009, our share of GRLP activity was reported as income from equity investments.

Midstream Gas Services Segment — Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Midstream gas services segment revenues for the nine months ended September 30, 2010 were $72.6 million compared to $60.4 million in the same period in 2009. Operating income was $3.4 million for the nine months ended September 30, 2010 compared to an operating loss of $27.3 million for the comparable period in 2009. The increase in midstream gas services segment revenues and operating income was due, in part, to the consolidation of GRLP activity into the midstream gas services segment for the nine-month period ended September 30, 2010. An increase in natural gas prices for third party volumes we marketed in the nine-month period ended September 30, 2010 compared to the same period in 2009 also contributed to the increase in revenues. The increase in operating income was primarily due to the inclusion of a $26.1 million loss on the sale of our gathering and compression assets in the nine months ended September 30, 2009. Prior to October 1, 2009 when we began consolidating GRLP, our share of GRLP activity was reported as income from equity investments.

Consolidated Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues. Total revenues increased 81.8% to $245.2 million for the three months ended September 30, 2010 from $134.9 million in the same period in 2009. This increase was primarily due to a $105.7 million increase in oil and natural gas sales.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(In thousands)
Revenues:
Oil and natural gas	$209,998	$104,348	$105,650	101.2%
Drilling and services	5,252	5,798	(546)	(9.4)%
Midstream and marketing	23,281	16,453	6,828	41.5%
Other	6,702	8,256	(1,554)	(18.8)%

Total revenues	$245,233	$134,855	$110,378	81.8%

Total oil and natural gas revenues increased $105.7 million to $210.0 million for the three months ended September 30, 2010 compared to $104.3 million for the same period in 2009, primarily as a result of an increase in the prices received on our production of oil and natural gas and increased oil production, offset slightly by decreased natural gas production. The combined average price received, excluding the impact of derivative contracts, for our oil and natural gas production increased 56.5% in the 2010 period to $6.48 per Mcfe compared to $4.14 per Mcfe in 2009. The 1,496 MBbl increase in oil production was primarily due to the properties acquired from Forest and Arena and a focus on increased oil drilling in 2010.

Midstream and marketing revenues increased $6.8 million, or 41.5%, with revenues of $23.3 million in the three-month period ended September 30, 2010 compared to $16.5 million in the three-month period ended September 30, 2009. The increase in midstream and marketing revenues was attributable to an increase in natural gas prices for third party volumes we marketed in the three-month period ended September 30, 2010 compared to the same period in 2009. Also, contributing to the increase was the inclusion of GRLP activity for the three-month period ended September 30, 2010. Prior to October 2009, GRLP was not consolidated.

Other revenues decreased to $6.7 million for the three months ended September 30, 2010 from $8.3 million for the same period in 2009. The decrease was due to lower CO2 prices and volumes sold to third parties as well as higher CO2 volumes provided for our own account during the three-month period ended September 30, 2010 compared to the same period in 2009.

Operating Costs and Expenses. Total operating costs and expenses increased to $332.7 million for the three months ended September 30, 2010 compared to $185.1 million for the same period in 2009. The increase was primarily due to increases in production expenses, production taxes, depreciation and depletion on oil and natural gas properties, general and administrative expenses and loss on derivative contracts.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(In thousands)
Operating costs and expenses:
Production	$66,086	$41,486	$24,600	59.3%
Production taxes	8,904	1,069	7,835	732.9%
Drilling and services	4,187	9,168	(4,981)	(54.3)%
Midstream and marketing	20,779	15,261	5,518	36.2%
Depreciation and depletion — oil and natural gas	91,237	33,060	58,177	176.0%
Depreciation, depletion and amortization — other	12,441	12,092	349	2.9%
General and administrative	61,878	25,006	36,872	147.5%
Loss on derivative contracts	67,195	47,933	19,262	40.2%
(Gain) loss on sale of assets	(44)	9	(53)	(588.9)%

Total operating costs and expenses	$332,663	$185,084	$147,579	79.7%

Production expenses include the costs associated with our exploration and production activities, including, but not limited to, lease operating expenses and treating costs. Production expenses increased $24.6 million primarily due to the addition of operating expenses associated with properties acquired from Forest and Arena. Additionally, higher production costs were incurred on oil production compared to production costs on natural gas volumes.

Production taxes increased $7.8 million, or 732.9%, to $8.9 million due to the additional taxes for production from properties acquired from Forest and Arena and a decrease in the amount of high-cost gas severance tax refunds received in the three-month period ended September 30, 2010 compared to the same period in 2009.

Drilling and services expenses, which include operating expenses attributable to the drilling and oil field services segment and our CO2 services companies, decreased $5.0 million or 54.3% for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to an increase in the amount of work performed and increased CO2 volumes provided for our own account during the three-month period ended September 30, 2010 compared to the same period in 2009.

Midstream and marketing expenses increased $5.5 million, or 36.2%, to $20.8 million due to the consolidation of GRLP activity as well as increased prices of natural gas purchased from third parties during the three-month period ended September 30, 2010.

Depreciation and depletion for our oil and natural gas properties increased to $91.2 million for the three-month period ended September 30, 2010 from $33.1 million in the same period in 2009. The increase was primarily due to an increase in our depreciation and depletion per Mcfe to $2.81 in the third quarter of 2010 from $1.31 in the comparable period in 2009 as a result of an increase to our depreciable oil and natural gas properties, primarily due to the acquisition of properties from Forest and Arena.

General and administrative expenses increased $36.9 million, or 147.5% to $61.9 million for the three months ended September 30, 2010 from $25.0 million for the comparable period in 2009 primarily due to $10.7 million of fees incurred related to our acquisition of Arena, $16.0 million for the settlement of a dispute with certain working interest owners and increased compensation costs of $6.0 million resulting from an increase in non-cash stock compensation and the number of employees.

We recorded a net loss of $67.2 million ($77.7 million realized gain and $144.9 million unrealized loss) on our commodity derivative contracts for the three-month period ended September 30, 2010 compared to a net loss of $47.9 million ($83.0 million realized gain and $130.9 million unrealized loss) in the same period of 2009. See further discussion of gains and losses on commodity derivative contracts under “Results by Segment — Exploration and Production Segment.”

Other Income (Expense). Total other expense increased to $62.2 million in the three-month period ended September 30, 2010 from $53.7 million in the three-month period ended September 30, 2009. The increase is reflected in the table below.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(In thousands)
Other income (expense):
Interest income	$69	$89	$(20)	(22.5)%
Interest expense	(63,641)	(53,201)	(10,440)	19.6%
Income from equity investments	—	593	(593)	(100.0)%
Other income (expense), net	1,356	(1,144)	2,500	(218.5)%

Total other expense	(62,216)	(53,663)	(8,553)	15.9%

Loss before income taxes	(149,646)	(103,892)	(45,754)	44.0%
Income tax benefit	(457,248)	(2,580)	(454,668)	17,622.8%

Net income (loss)	$307,602	$(101,312)	$408,914	(403.6)%

Interest expense increased to $63.6 million for the three months ended September 30, 2010 from $53.2 million for the same period in 2009. This increase was primarily attributable to the higher average debt balances outstanding during the three months ended September 30, 2010 compared to the same period in 2009 mainly due to increased borrowings under our senior credit facility during the period, and the issuance of our 8.75% Senior Notes in December 2009. The increase was slightly offset by a $1.2 million decrease in the net loss on our interest rate swaps for the three-month period ending September 30, 2010 compared to the same period in 2009.

We reported an income tax benefit of $457.3 million, net of income tax expense attributable to noncontrolling interest, for the three-month period ended September 30, 2010, compared to an income tax benefit of $2.6 million for the same period in 2009. The increase was primarily attributable to the release of a portion of the Company’s valuation allowance against its net deferred tax asset during the three months ended September 30, 2010. Net deferred tax liabilities recorded as a result of the Arena acquisition in July 2010 reduced our existing net deferred tax asset position, allowing a corresponding reduction in the valuation allowance against the net deferred tax asset.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues. Total revenues increased 49.2% to $638.7 million for the nine months ended September 30, 2010 from $428.0 million in the same period in 2009. This increase was primarily due to a $201.0 million increase in oil and natural gas sales.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(In thousands)
Revenues:
Oil and natural gas	$529,578	$328,628	$200,950	61.1%
Drilling and services	14,913	17,207	(2,294)	(13.3)%
Midstream and marketing	73,868	62,051	11,817	19.0%
Other	20,308	20,081	227	1.1%

Total revenues	$638,667	$427,967	$210,700	49.2%

Total oil and natural gas revenues increased $201.0 million to $529.6 million for the nine months ended September 30, 2010 compared to $328.6 million for the same period in 2009, primarily as a result of an increase in the prices received on our production of oil and natural gas and increased oil production, offset slightly by decreased natural gas production. The combined average price received, excluding the impact of derivative contracts, for our oil and natural gas production increased 50.7% in the 2010 period to $6.15 per Mcfe compared to $4.08 per Mcfe in 2009. The increase in oil production was primarily due to the addition of properties acquired from Forest and Arena and a focus on increased oil drilling in 2010.

Drilling and services revenues decreased 13.3% to $14.9 million for the nine months ended September 30, 2010 compared to $17.2 million for the same period in 2009. The decrease was due to a decrease in sales of supplies to third parties and an increase in oil field services work performed for our own account with a corresponding decline in oil field services performed for third parties.

Midstream and marketing revenues increased $11.8 million, or 19.0%, with revenues of $73.9 million in the nine-month period ended September 30, 2010 compared to $62.1 million in the nine-month period ended September 30, 2009. The increase in revenues was primarily attributable to the inclusion of GRLP activity for the nine-month period ended September 30, 2010. Prior to October 2009, GRLP was not consolidated. Also contributing to the increase was an increase in the price of natural gas marketed for third parties.

Operating Costs and Expenses. Total operating costs and expenses decreased to $517.5 million for the nine months ended September 30, 2010 compared to $1,644.5 million for the same period in 2009. The decrease was primarily due to the absence of a $1,304.4 million full cost ceiling impairment and a decrease in loss on sale of assets during the nine-month period ended September 30, 2010 compared to the same period in 2009. These decreases were partially offset by increases in production expenses, production taxes, depreciation and depletion on oil and natural gas properties and general and administrative expenses and a decrease in gain on derivative contracts.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(In thousands)
Operating costs and expenses:
Production	$172,367	$128,811	$43,556	33.8%
Production taxes	19,146	3,153	15,993	507.2%
Drilling and services	12,420	19,884	(7,464)	(37.5)%
Midstream and marketing	66,064	58,083	7,981	13.7%
Depreciation and depletion — oil and natural gas	197,834	127,503	70,331	55.2%
Depreciation, depletion and amortization — other	36,564	38,851	(2,287)	(5.9)%
Impairment	—	1,304,418	(1,304,418)	(100.0)%
General and administrative	127,419	77,123	50,296	65.2%
Gain on derivative contracts	(114,378)	(139,722)	25,344	(18.1)%
Loss on sale of assets	39	26,359	(26,320)	(99.9)%

Total operating costs and expenses	$517,475	$1,644,463	$(1,126,988)	(68.5)%

Production expenses increased $43.6 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to the addition of operating expenses associated with properties acquired from Forest and Arena. Also contributing to the increase were higher production costs associated with oil volumes compared to production costs on natural gas volumes. Oil production increased by 2,611 MBbls to 4,774 MBbls from the comparable period in 2009.

Production taxes increased $16.0 million, or 507.2%, to $19.1 million due to the additional taxes for production from properties acquired from Forest and Arena and a decrease in the amount of high-cost gas severance tax refunds received in the nine-month period ended September 30, 2010 compared to the same period in 2009.

Drilling and services expenses decreased $7.5 million, or 37.5%, for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a decrease in purchases of supplies and an increase in the amount of work performed for our own account, partially offset by costs associated with performing maintenance on idle rigs to prepare for operation during the nine-month period ended September 30, 2010 compared to the same period in 2009.

Midstream and marketing expenses increased $8.0 million, or 13.7%, to $66.1 million due to the consolidation of GRLP activity as well as increased prices on natural gas purchased from third parties during the nine-month period ended September 30, 2010.

Depreciation and depletion of our oil and natural gas properties increased to $197.8 million for the nine-month period ended September 30, 2010 from $127.5 million in the same period in 2009. The increase was primarily due to an increase in our depreciation and depletion per Mcfe to $2.30 in the first nine months of 2010 from $1.58 in the comparable period in 2009 as a result of an increase to our depreciable oil and natural gas properties, primarily due to the acquisition of properties from Forest and Arena.

During the first nine months of 2009, we reduced the carrying value of our oil and natural gas properties by $1,304.4 million due to a full cost ceiling limitation at March 31, 2009. There were no full cost ceiling impairments recorded during the first nine months of 2010.

General and administrative expenses increased $50.3 million, or 65.2%, to $127.4 million for the nine months ended September 30, 2010 from $77.1 million for the comparable period in 2009 primarily due to $15.4 million in fees incurred related to our acquisition of Arena, $16.0 million for the settlement of a dispute with certain working interest owners and increased compensation costs resulting from an increase in non-cash stock compensation and the number of employees.

We recorded a net gain of $114.4 million ($238.2 million realized gain and $123.8 million unrealized loss) on our commodity derivative contracts for the nine-month period ended September 30, 2010 compared to a net gain of $139.7 million ($276.2 million realized gains and $136.5 million unrealized loss) in the same period of 2009. See further discussion of gains and losses on commodity derivative contracts under “Results by Segment — Exploration and Production Segment.”

Loss on sale of assets decreased $26.3 million, or 99.9%, for the nine months ended September 30, 2010 from a $26.4 million loss for the comparable period in 2009, primarily due to a $26.1 million loss recorded on the sale of our gathering and compression assets during the 2009 period.

Other Income (Expense). Total other expense increased to $187.7 million in the nine-month period ended September 30, 2010 from $135.0 million in the nine-month period ended September 30, 2009. The increase is reflected in the table below.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(In thousands)
Other income (expense):
Interest income	$236	$287	$(51)	(17.8)%
Interest expense	(189,989)	(136,368)	(53,621)	39.3%
Income from equity investments	—	1,027	(1,027)	(100.0)%
Other income, net	2,062	100	1,962	1,962.0%

Total other expense	(187,691)	(134,954)	(52,737)	39.1%

Loss before income taxes	(66,499)	(1,351,450)	1,284,951	(95.1)%
Income tax benefit	(457,086)	(4,114)	(452,972)	11,010.5%

Net income (loss)	$390,587	$(1,347,336)	$1,737,923	(129.0)%

Interest expense increased to $190.0 million for the nine months ended September 30, 2010 from $136.4 million for the same period in 2009. This increase was primarily attributable to the higher average debt balances outstanding during the nine months ended September 30, 2010 compared to the same period in 2009 mainly due to increased borrowings under our senior credit facility during the period, and the issuance of our 8.75% Senior Notes in December 2009. Also contributing to the increase was a $17.5 million net loss on our interest rate swaps for the nine-month period ended September 30, 2010 compared to a $5.0 million net loss for the same period in 2009.

We reported an income tax benefit of $457.2 million, net of income tax expense attributable to noncontrolling interest, for the nine-month period ended September 30, 2010, compared to an income tax benefit of $4.1 million for the same period in 2009. The increase was primarily attributable to the release of a portion of the Company’s valuation allowance against its net deferred tax asset during the nine months ended September 30, 2010. Net deferred tax liabilities recorded as a result of the Arena acquisition in July 2010 reduced our existing net deferred tax asset position, allowing a corresponding reduction in the valuation allowance against the net deferred tax asset.

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

Working Capital

Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements and changes in the fair value of our outstanding commodity derivative instruments. Absent any significant effects from our commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital because our capital spending generally has exceeded our cash flows from operations and we generally use excess cash to pay down borrowings outstanding under our senior credit agreement.

At September 30, 2010, we had a working capital deficit of $304.3 million compared to a surplus of $30.4 million at December 31, 2009. Current assets decreased $97.8 million at September 30, 2010, compared to current assets at December 31, 2009, primarily due to a $94.6 million decrease in our current derivative contract assets resulting from the settlement of commodity derivative contracts during 2010, including settlement of commodity derivative contracts with original contractual maturities after September 30, 2010. Current liabilities increased $237.0 million primarily as a result of a $191.1 million increase in accounts payable and accrued expenses due to increased drilling activity and liabilities assumed as part of the Arena acquisition. Our current derivative contract liabilities increased $27.0 million due to increased liability positions on our natural gas basis swaps. Additionally, we recorded a provision of $98.0 million for the estimated contract loss related to construction of the Century Plant. The contract loss provision was net of accumulated costs on the contract and included in current liabilities.

Cash Flows

Our cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$339,212	$277,084
Cash flows used in investing activities	(714,098)	(364,523)
Cash flows provided by financing activities	369,614	101,445

Net (decrease) increase in cash and cash equivalents	$(5,272)	$14,006

Cash Flows from Operating Activities

Our operating cash flow is mainly influenced by the prices we receive for our oil and natural gas production; the quantity of oil and natural gas we produce; third-party demand for our drilling rigs and oil field services and the rates we are able to charge for these services; and the margins we obtain from our natural gas and CO2 gathering and treating contracts.

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $339.2 million and $277.1 million, respectively. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to a 50.7% increase in the combined average prices we received for our oil and natural gas production, and increased oil production, resulting from the Forest and Arena acquisitions and a focus on increased oil drilling in 2010.

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

Cash flows used in investing activities increased to $714.1 million in the nine-month period ended September 30, 2010 from $364.5 million in the comparable 2009 period primarily due to the Arena acquisition in July 2010 and receipt of proceeds from the sale of assets in the 2009 period that significantly offset capital expenditures during that period.

Capital Expenditures. Our capital expenditures, on an accrual basis, by segment for the nine-month periods ended September 30, 2010 and 2009 are summarized below:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Capital Expenditures:
Exploration and production	$706,056	$470,519
Drilling and oil field services	26,509	2,770
Midstream gas services	46,902	43,788
Other	16,126	25,124

Total	$795,593	$542,201

Cash Flows from Financing Activities

Our financing activities provided $369.6 million in cash for the nine-month period ended September 30, 2010 compared to $101.4 million in the comparable period in 2009. Cash provided by financing activities during the nine months ended September 30, 2010 was primarily comprised of $416.8 million of net borrowings, representing borrowings under our senior credit facility reduced by payments on our debt, offset slightly by the payment of dividends on our 8.5% convertible perpetual preferred stock and our 6.0% convertible perpetual preferred stock and fees related to the amendment and restatement of the senior credit facility. Cash provided by financing activities during the nine months ended September 30, 2009 was generated primarily by the private placement of 8.5% convertible perpetual preferred stock and the registered underwritten offering of common stock that provided combined proceeds of approximately $351.0 million, the majority of which were used to pay down amounts outstanding under the senior credit facility.

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

In April 2010, we amended and restated our $1.75 billion senior credit facility, extending the maturity date to April 15, 2014 from November 21, 2011 and affirming the borrowing base at $850.0 million. The senior credit facility received commitments from 27 participating lender institutions, three of which were new to the bank group. The largest commitment held by any individual lender is 5.9%. Under the terms of the amended and restated facility, (a) the ratio of EBITDAX to interest expense plus current maturities of long-term debt has been eliminated and (b) our ability to make investments has been increased from the previous terms. In October 2010, the senior credit facility was further amended and effective with this amendment, the ratio of the secured indebtedness of the parties to the senior credit facility to EBITDAX may not exceed 2.0:1.0 at quarter end. The remaining covenants are largely unchanged from the agreement in effect prior to April 2010. We remain in compliance with all debt covenants and the next redetermination of the borrowing base is scheduled to occur in the second quarter of 2011.

Long-term obligations under the senior credit facility and other long-term debt consist of the following at September 30, 2010 (in thousands):

Senior credit facility	$426,500
Other notes payable	25,657
Senior Floating Rate Notes due 2014	350,000
8.625% Senior Notes due 2015	650,000
9.875% Senior Notes due 2016, net of $13,231 discount	352,269
8.0% Senior Notes due 2018	750,000
8.75% Senior Notes due 2020, net of $7,063 discount	442,937

Total debt	$2,997,363

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

Maturities of Long-Term Debt. Aggregate maturities of long-term debt, excluding discounts, for the next five fiscal years are as follows (in thousands):

2010	$2,335
2011	7,294
2012	1,051
2013	1,120
2014	777,690
Thereafter	2,228,167

Total debt	$3,017,657

For more information about the senior credit facility, the senior notes and our other long-term debt obligations, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report.

Outlook

We have budgeted approximately $300.0 million for capital expenditures in the remainder of 2010 and $1.1 billion for 2011. Budgeted amounts include planned expenditures related to properties acquired from Arena and exclude acquisitions. The majority of our capital expenditures will be discretionary and could be curtailed if our cash flows decline from expected levels or if we are unable to obtain capital on attractive terms. We may increase or decrease planned capital expenditures depending on oil and natural gas prices, asset sales and the availability of capital through the issuance of additional equity or long-term debt.

Our revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. The energy markets and oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Our derivative arrangements serve to mitigate a portion of the effect of this price volatility on our cash flows, and while derivative contracts for the majority of expected 2011 and 2012 oil production are in place, fixed price swap contracts are in place for only a portion of expected 2011 and 2012 natural gas production and 2013 oil production and no fixed price swap contracts are in place for our natural gas production beyond 2012 or oil production beyond 2013. In addition, we have and will continue to need to incur capital expenditures in 2010 in order to achieve production targets contained in certain gathering and treating arrangements. We are dependent on the availability of borrowings under our senior credit facility, along with cash flows from operating activities, to fund those capital expenditures. Based on anticipated oil and natural gas prices, availability under our senior credit facility and anticipated proceeds from the sales or other strategic monetizations of assets, we expect to be able to fund our planned capital expenditures for the remainder of 2010 and for 2011. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced, which could adversely impact our ability to comply with the financial covenants under our senior credit facility, which in turn would limit further borrowings to fund capital expenditures. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative contracts.

As of September 30, 2010, our cash and cash equivalents were $2.6 million and we had approximately $3.0 billion in total debt outstanding with $426.5 million outstanding under our senior credit facility. As of and for the three and nine-month periods ended September 30, 2010, we were in compliance with all of the covenants under all of our senior notes and our senior credit facility. As of November 3, 2010, our cash and cash equivalents were approximately $1.7 million, the balance outstanding under our senior credit facility was $513.0 million and we had $25.4 million outstanding in letters of credit.

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

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil and natural gas production. Due to the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements for the purpose of reducing the variability of oil and natural gas prices we receive for our production. From time to time, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes depending upon management’s view of opportunities under the then prevailing current market conditions. We do not intend to enter into derivative contracts that would exceed our expected production volumes for the period covered by the derivative arrangement. Our senior credit agreement limits our ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves. Future credit agreements could require a minimum level of commodity price hedging.

The use of derivative contracts also involves the risk that the counterparties will be unable to meet their obligations under the contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. As of September 30, 2010, we had 21 approved derivative counterparties, 19 of which are lenders under our senior credit facility. We currently have derivative contracts outstanding with 17 of these counterparties, 15 of which are lenders under our senior credit facility.

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

On September 30, 2010, our open oil and natural gas commodity derivative contracts consisted of the following:

Oil

Period and Type of Contract	Notional (in MBbl)	Weighted Avg. Fixed Price	Collar High	Collar Low
October 2010 — December 2010
Price swap contracts	1,564	$80.46	$—	$—
Collars	276	$—	$92.95	$66.67
January 2011 — March 2011
Price swap contracts	1,953	$86.20	$—	$—
April 2011 — June 2011
Price swap contracts	1,975	$86.20	$—	$—
July 2011 — September 2011
Price swap contracts	2,180	$85.96	$—	$—
October 2011 — December 2011
Price swap contracts	2,180	$85.96	$—	$—
January 2012 — March 2012
Price swap contracts	2,275	$87.18	$—	$—
April 2012 — June 2012
Price swap contracts	2,366	$87.10	$—	$—
July 2012 — September 2012
Price swap contracts	2,422	$87.08	$—	$—
October 2012 — December 2012
Price swap contracts	2,484	$87.04	$—	$—
January 2013 — March 2013
Price swap contracts	360	$87.23	$—	$—
April 2013 — June 2013
Price swap contracts	364	$87.23	$—	$—
July 2013 — September 2013
Price swap contracts	368	$87.23	$—	$—
October 2013 — December 2013
Price swap contracts	368	$87.23	$—	$—

Natural Gas

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price	Collar High	Collar Low
October 2010 — December 2010
Price swap contracts	9,760	$4.20	$—	$—
Basis swap contracts	20,700	$(0.74)	—	—
Collars	460	$—	$7.87	$4.00
January 2011 — March 2011
Price swap contracts	12,600	$4.72	$—	$—
Basis swap contracts	25,650	$(0.47)	$—	—
April 2011 — June 2011
Price swap contracts	12,740	$4.72	$—	$—
Basis swap contracts	25,935	$(0.47)	$—	$—
July 2011 — September 2011
Price swap contracts	12,880	$4.72	$—	$—
Basis swap contracts	26,220	$(0.47)	$—	$—
October 2011 — December 2011
Price swap contracts	12,880	$4.72	$—	$—
Basis swap contracts	26,220	$(0.47)	$—	$—
January 2012 — March 2012
Price swap contracts	9,100	$5.23	$—	$—
Basis swap contracts	28,210	$(0.55)	$—	$—
April 2012 — June 2012
Price swap contracts	9,100	$5.23	$—	$—
Basis swap contracts	28,210	$(0.55)	$—	$—
July 2012 — September 2012
Basis swap contracts	28,520	$(0.55)	$—	$—
October 2012 — December 2012
Basis swap contracts	28,520	$(0.55)	$—	$—
January 2013 — March 2013
Basis swap contracts	3,600	$(0.46)	$—	$—
April 2013 — June 2013
Basis swap contracts	3,640	$(0.46)	$—	$—
July 2013 — September 2013
Basis swap contracts	3,680	$(0.46)	$—	$—
October 2013 — December 2013
Basis swap contracts	3,680	$(0.46)	$—	$—

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

The following table summarizes the cash settlements and valuation gains and losses on our commodity derivative contracts for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized gain(1)	$(77,692)	$(83,038)	$(238,240)	$(276,175)
Unrealized loss	144,887	130,971	123,862	136,453

Loss (gain) on commodity derivative contracts	$67,195	$47,933	$(114,378)	$(139,722)

(1)	Includes $48.2 million and $110.6 million of realized gains for the three and nine-month periods ended September 30, 2010, respectively, related to settlements of commodity derivative contracts with contractual maturities after the quarterly period in which they were settled.

Credit Risk. We minimize the volatility of our liquidity by entering into derivative contracts that enable us to mitigate a portion of our exposure to oil and natural gas prices and interest rate volatility. We periodically review the credit quality of each counterparty to our derivative contracts and the level of financial exposure we have to each counterparty to limit our credit risk exposure with respect to these contracts. Additionally, we apply a credit default risk rating factor for our counterparties in determining the fair value of our derivative contracts. The counterparties for all of our derivative transactions have an “investment grade” credit rating. The weighted average credit default swap rate for our counterparties was 0.7% and 0.3% at September 30, 2010 and December 31, 2009, respectively.

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

Our interest rate swaps reduce our market risk on our Senior Floating Rate Notes. We use sensitivity analyses to determine the impact that market risk exposures could have on our variable interest rate borrowings if not for our interest rate swaps. Based on the $350.0 million outstanding balance of our Senior Floating Rate Notes at September 30, 2010, a one percent change in the applicable rates, with all other variables held constant, would have resulted in a change in our interest expense of approximately $0.9 million and $2.6 million for the three and nine-month periods ended September 30, 2010, respectively.

The following table summarizes the cash settlements and valuation gains and losses on our interest rate swaps for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized loss	$1,883	$1,826	$6,046	$4,131
Unrealized loss	3,253	4,519	11,502	860

Loss on interest rate swaps	$5,136	$6,345	$17,548	$4,991

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On July 16, 2010, SandRidge and one of its subsidiaries completed the acquisition of all of the outstanding shares of common stock of Arena. As disclosed in SandRidge’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, after the April 3, 2010 announcement of the transaction, nine putative class action lawsuits challenging the transaction were filed in state and federal court in Oklahoma and state court in Nevada by Arena shareholders. The titles of the nine shareholder lawsuits, the courts in which they were filed, and the dates they were filed are as follows:

1.	Thomas Slater v. Arena Resources, Inc., et al. — filed in District Court in Tulsa County, Tulsa, Oklahoma on April 6, 2010;

2.	City of Pontiac General Employees’ Retirement System v. Arena Resources, Inc., et al. — filed in District Court in Washoe County, Reno, Nevada on April 8, 2010;

3.	West Palm Beach Police Pension Fund v. Rochford, et al. — filed in District Court in Clark County, Las Vegas, Nevada on April 12, 2010;

4.	Henry Kolesnik v. Arena Resources, Inc., et al — filed in District Court in Washoe County, Reno, Nevada on April 14, 2010;

5.	Richard J. Erickson v. Arena Resources, Inc., et al. — filed in Tulsa County, Tulsa, Oklahoma on April 16, 2010; and

6.	Thomas Stevenson v. Rochford, et al. — filed in the United States District Court for the Northern District of Oklahoma on April 26, 2010.

7.	Raymond M. Eberhardt v. Arena Resources, Inc., et al. — filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 8, 2010;

8.	Roger and Kanya Tiemchan Phillips v. Rochford, et al. — filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 16, 2010; and

9.	Reinfried v. Arena Resources, Inc., et al. — filed in Oklahoma County, Oklahoma City, Oklahoma on April 20, 2010.

All nine lawsuits asserted, based on substantially similar allegations, that Arena’s directors breached their fiduciary duties by negotiating and approving the transaction and by administering a sale process that failed to maximize shareholder value and that Arena, SandRidge and/or a subsidiary of SandRidge aided and abetted such alleged breaches of fiduciary duty. One of the lawsuits, the action filed in the United States District Court for the Northern District of Oklahoma, also alleged violations of federal securities laws in connection with allegedly issuing an incomplete and misleading proxy statement. The lawsuits sought, among other relief, an injunction preventing the consummation of the merger and, in certain cases, unspecified damages.

As disclosed in SandRidge’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, in order to avoid the cost, disruption and uncertainty of litigation – and without admitting any liability or wrongdoing – on May 27, 2010, SandRidge and Arena reached an agreement to settle six of the putative stockholder class actions related to the merger, including five of the lawsuits filed in state courts in Nevada and Oklahoma and the lawsuit filed in federal court, all of which (collectively, the “Coordinated Actions”) had been proceeding on a coordinated basis for purposes of discovery before the District Court in Washoe County, Reno, Nevada (the “Nevada Court”).

On September 30, 2010, the Nevada Court entered an Order Approving Final Class Action Settlement (the “Final Approval Order”) and Award of Attorneys Fees, which approved the terms of the settlement, overruled all objections to the settlement, and certified a class (the “Settlement Class”) consisting, with certain exceptions, of all persons and entities who owned Arena common stock during the period from April 3, 2010 through the Effective Time of the Merger (as defined in the Merger Agreement). Pursuant to the Court’s order and the Stipulation of Settlement, certain claims of the Settlement Class were released, and the Coordinated Actions were dismissed with prejudice. The Court’s order also released, and enjoined Settlement Class members from prosecuting, the claims filed by the plaintiffs in the three lawsuits that were not part of the Coordinated Action.

On November 1, 2010, Raymond M. Eberhardt and Tanya Kiemchan Phillips, two former shareholders of Arena who had filed objections to the settlement in the Nevada Court, filed a Notice of Appeal appealing the Final Approval Order to the Nevada Supreme Court. SandRidge intends to vigorously defend the enforcement of the Final Approval Order.

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

The integration of the operations of SandRidge and Arena requires the dedication of management resources, which temporarily detracts attention from our day-to-day business. The difficulties of assimilation may be increased by the necessity of coordinating geographically separated organizations, integrating operations and systems and personnel with disparate business backgrounds and combining different corporate cultures. The process of combining the organizations may cause an interruption of, or a loss of momentum in, the activities of any or all of our business, which could have an adverse effect on our revenues and operating results, at least in the near term. The failure to successfully integrate SandRidge and Arena or to successfully manage the challenges presented by the integration process may result in our inability to achieve the anticipated potential benefits of the merger.

New derivatives legislation and regulation could adversely affect our ability to hedge risks associated with our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act creates a new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”). Among other things, the Dodd-Frank Act subjects certain swap participants to new capital, margin and business conduct standards. In addition, the Dodd-Frank Act contemplates that where appropriate in light of outstanding exposures, trading liquidity and other factors, swaps (broadly defined to include most hedging instruments other than futures) will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may qualify for one or more of such exceptions, the scope of these exceptions is uncertain and will be further defined through rulemaking proceedings at the CFTC and SEC in the coming months. Further, although we may qualify for exceptions, our derivatives counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the new legislation, which may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms. Our inability to enter into hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to the risk of adverse changes in oil and natural gas prices, which could adversely affect the predictability of cash flows from sales of oil and natural gas.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of our restricted stock program, we make required tax payments on behalf of employees when their stock awards vest and then withhold a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the quarter ended September 30, 2010, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 — July 31, 2010	262,999	$6.26	N/A	N/A
August 1, 2010 — August 31, 2010	114,963	$6.54	N/A	N/A
September 1, 2010 — September 30, 2010	17,900	$4.78	N/A	N/A

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/S/ DIRK M. VAN DOREN
Dirk M. Van Doren Executive Vice President and Chief Financial Officer

Date: November 8, 2010

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	01/30/2008

3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	08/09/2010

3.3	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	03/09/2009

31.1	Section 302 Certification — Chief Executive Officer					*

31.2	Section 302 Certification — Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*