Form 10-K/A
period 2010-12-31
SANDRIDGE ENERGY INC
filed 2011-03-23
CIK 1349436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates on June 30, 2010 was approximately $1.0 billion based on the closing price as quoted on the New York Stock Exchange. As of February 28, 2011, there were 410,742,883 shares of our common stock outstanding.

SANDRIDGE ENERGY, INC.

2010 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

SandRidge Energy, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011 (the “Form 10-K”), to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K. References to “SandRidge,” “us,” “we,” “Company” and “our” in this report refer to SandRidge Energy, Inc., together with its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

Board Structure

Our Board of Directors currently consists of seven directors and is divided into three classes as provided in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”). Stockholders elect a portion of our Board of Directors each year. Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2011, Class III directors’ terms will expire at the annual meeting of stockholders to be held in 2012 and Class I directors’ terms will expire at the annual meeting of stockholders to be held in 2013. Currently, the Class II directors are Tom L. Ward and Roy T. Oliver, Jr.; the Class III directors are Daniel W. Jordan and Everett R. Dobson; and the Class I directors are Jim J. Brewer, William A. Gilliland and Jeffrey S. Serota. At each annual meeting of stockholders, the stockholders will elect a successor to each of the directors whose term expires on the date of the meeting, or re-elect each such director, with each successor or re-elected director to serve from the time of election until the third annual meeting following election.

Our Bylaws also provide that the authorized number of directors that shall constitute the whole Board of Directors may be changed by resolution duly adopted by the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. Vacancies and newly created directorships may be filled by the affirmative vote of a majority of directors then in office, even if such number is less than a majority of the authorized number of directors.

Director Qualifications

The Nominating and Governance Committee has the responsibility under its charter to recommend nominees for election to the Board of Directors. Rather than maintaining a formal list of minimum qualifications in making its identification, evaluation and recommendation of nominees, the Nominating and Governance Committee considers the entirety of each candidate’s credentials, including relevant skills and experience, independence under applicable Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) standards, business judgment, service on the boards of directors of other companies, personal and professional integrity, openness and ability to work as part of a team, willingness to commit the required time to serve as a Board member, and familiarity with the Company and its industry.

The Board believes that each of its directors and director nominees understands fully the responsibilities of service as a director and the governance requirements applicable to public companies resulting from the orientation and ongoing education provided by the Company’s general counsel, their service on the boards of directors of other public companies and their involvement as directors in initial public offerings, including that of the Company.

In identifying, nominating and approving director candidates, the Nominating and Governance Committee and the Board also believe the Board, as a whole, should have:

•	significant senior management experience;

•

experience overseeing public company financial management matters, including expertise in financial reporting and internal control, which experience and expertise are essential to the Company’s ability to comply with its many and complex financial reporting responsibilities;

•	substantial experience in varied facets of the oil and natural gas industry so as to deal most effectively with its vendors, peers and downstream counterparties; and

•	a background in investing and capital raising activities, which the Board believes is made necessary by the Company’s growth profile.

The Nominating and Governance Committee, in recommending director candidates, considers diversity based on the extent to which a candidate’s experiences in the areas described above differ from those of the other members of the Board. A candidate is nominated only if the Nominating and Governance Committee believes the combination of the candidate’s experiences will bring a unique perspective to Board deliberations and the oversight of the Company’s affairs.

As a result of the experiences of its individual members detailed below, the Nominating and Governance Committee and the Board believe that the Board, as a whole, has the following qualifications and experience valued by them.

Significant senior management experience	Mr. Ward	Chief Executive Officer of the Company and former Director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Brewer	Co-founder and President of J-Brex Company and co-founder and director of Energynet.com

	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation

	Mr. Gilliland	Former Chairman, Chief Executive Officer and President of Cross-Continent Auto Retailers, Inc.

	Mr. Jordan	Former Vice President, Business of Riata Energy, Inc., former director and Vice President of Lariat Compression Company, and former Chairman, Chief Executive Officer and President of Jordan Drilling Fluids, Inc.

	Mr. Oliver	President of R.T. Oliver Investments, Inc., Chairman and President of Valliance Bank, N.A., former President of U.S. Rig and Equipment, Inc. and former director of Grey Wolf, Inc.

Experience overseeing public company financial management matters, including expertise in financial reporting and internal control	Mr. Brewer Mr. Dobson Mr. Serota

Co-founder and President of J-Brex Company

Former Chairman and Chief Executive Officer of Dobson Communications Corporation

Current member of Audit Committee of Board of Directors of EXCO Resources, Inc.

Substantial experience in varied facets of the oil and natural gas industry	Mr. Ward	Senior positions in exploration and production companies, including as Chief Executive Officer and President of the Company and former Director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Brewer	Senior positions in oil and gas related businesses, including as President of J-Brex Company and director of Energynet.com

	Mr. Gilliland	Manager of Gillco Energy, L.P., an oil and gas exploration and production company

	Mr. Jordan	Senior positions in oil and gas services and exploration and production companies, including as former Vice President, Business of Riata Energy, Inc., former director and Vice President of Lariat Compression Company, and former Chairman, Chief Executive Officer and President of Jordan Drilling Fluids, Inc.

	Mr. Oliver	Former President of U.S. Rig and Equipment, Inc. and former director of Grey Wolf, Inc., drilling rig companies

	Mr. Serota	Current director of an exploration and production company, EXCO Resources, Inc.

Background in investing and capital raising activities	Mr. Ward	Chief Executive Officer and President of the Company and former Director, President and Chief Operating Officer of Chesapeake Energy Corporation
	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation and Chairman of Investment Committee of Southwestern Oklahoma State University Foundation

	Mr. Gilliland	Manager of Gillco Energy, L.P. and Gillco Investments, L.P., and former Chairman, Chief Executive Officer and President of Cross-Continent Auto Retailers, Inc.

	Mr. Oliver	President of R.T. Oliver Investments, Inc., a diversified investment company with interests in energy, energy services, media and real estate, and Chairman and President of Valliance Bank, N.A.

	Mr. Serota	Senior Partner with Ares Management LLC, an independent Los Angeles-based investment firm, former Vice President in the Investment Banking Department of Bear, Stearns & Co., and former employment with Dabney/Resnick, Inc., a boutique investment bank, where Mr. Serota specialized in merchant banking and capital raising activities for middle market companies and had primary responsibility for the firm’s bridge financing activities

Directors

The names of the members of our Board of Directors and certain information concerning each of them as of February 28, 2011, are set forth below.

Class	Name	Age	Position
II	Tom L. Ward	51	Chairman and Chief Executive Officer
I	Jim J. Brewer	52	Director
III	Everett R. Dobson	51	Director
I	William A. Gilliland	73	Director
III	Daniel W. Jordan	54	Director
II	Roy T. Oliver, Jr.	58	Director
I	Jeffrey S. Serota	45	Director

Tom L. Ward. Mr. Ward has served as our Chairman and Chief Executive Officer since June 2006 and as our President from December 2006 until January 2011. Prior to joining SandRidge, he served as director, President and Chief Operating Officer of Chesapeake Energy Corporation from the time he co-founded the company in 1989 until February 2006. From February 2006 until June 2006, Mr. Ward managed his private investments. Mr. Ward graduated from the University of Oklahoma with a Bachelor of Business Administration in Petroleum Land Management. He is a member of the Board of Trustees of Anderson University in Anderson, Indiana.

Jim J. Brewer. Mr. Brewer was appointed as a director of SandRidge Energy, Inc. in 2011. Mr. Brewer, a geologist, has almost 30 years of experience in the oil and gas business. In 1987, Mr. Brewer co-founded J-Brex Company, a private oil and gas and real estate company, of which he is the President. He co-founded Energynet.com, a large on-line oil and gas property auction service in 1999, and currently serves on its board of directors. Mr. Brewer has degrees in geology and mathematics from West Texas State University.

Everett R. Dobson. Mr. Dobson was appointed as a director of SandRidge Energy, Inc. in 2009. He has served as Chairman for Dobson Technologies, a private landline, fiber optic and data storage business since November 2003. The founder of Dobson Communications Corporation, a telecommunications company listed on NASDAQ until its 2007 sale, Mr. Dobson served as its Chairman and Chief Executive Officer from 1996 until 2005 and as its Executive Chairman from 2005 until 2007, when the company was sold. Mr. Dobson holds a Bachelor of Arts degree in Economics from Southwestern Oklahoma State University and has served on its Foundation Board of Directors since 1991.

William A. Gilliland. Mr. Gilliland was appointed as a director of SandRidge Energy, Inc. in 2006. Mr. Gilliland has served as managing partner of several personal and family investment partnerships, including Gillco Energy, L.P. and Gillco Investments, L.P., since April 1999. Prior to this, Mr. Gilliland was the founder, Chairman, Chief Executive Officer and President and of Cross-Continent Auto Retailers, Inc. Mr. Gilliland holds a Bachelor of Business Administration from North Texas State University.

Daniel W. Jordan. Mr. Jordan was appointed as a director of SandRidge Energy, Inc. in 2006. Mr. Jordan served as a director and Vice President of Lariat Compression Company from August 2003 to September 2005. From October 2005 through August 2006, Mr. Jordan served as Vice President, Business of Riata Energy, Inc., our predecessor. Since September 2006, Mr. Jordan has been involved in private investments. Prior to joining SandRidge, Mr. Jordan founded Jordan Drilling Fluids, Inc. and served as its Chairman, President and Chief Executive Officer from March 1984 to July 2005. Mr. Jordan sold Jordan Drilling Fluids, Inc. and its wholly owned subsidiary, Anchor Drilling Fluids USA Inc., in July 2005. At that time, Anchor Drilling Fluids USA Inc. was the largest privately held domestic drilling fluids firm.

Roy T. Oliver, Jr. Mr. Oliver was appointed as a director of SandRidge Energy, Inc. in 2006. Mr. Oliver has served as President of R.T. Oliver Investments, Inc., a diversified investment company with interests in energy, energy services, media and real estate, since August 2001. The company presently owns the largest portfolio of class A office properties in Oklahoma. He has served as Chairman and President of Valliance Bank, N.A. since August 2004. He founded U.S. Rig and Equipment, Inc. in 1980 and served as its President until its assets were sold in August 2003. Mr. Oliver is a graduate of the University of Oklahoma with a Bachelor of Business Administration degree. He serves on The University of Oklahoma Michael F. Price College of Business Board of Advisors.

Jeffrey S. Serota. Mr. Serota was appointed as a director of SandRidge Energy, Inc. in 2007. He has served as a Senior Partner with Ares Management LLC, an alternative asset investment firm, since September 1997. Prior to joining Ares, Mr. Serota worked at Bear Stearns from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the board of directors of EXCO Resources, Inc., WCA Waste Corporation and Douglas Dynamics, Inc. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Members of each committee are elected by the Board of Directors and serve until their successors are elected and qualified. Each of the committees of the Board of Directors has adopted a charter consistent with the rules of the NYSE, all of which can be found in the corporate governance section of our website at http://www.sandridgeenergy.com.

Audit Committee. The Audit Committee, which currently consists of Messrs. Brewer, Dobson and Gilliland, oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of an internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures. Mr. Dobson serves as chairman of this committee, and Mr. Dobson has been determined by our Board of Directors to be an “audit committee financial expert” as defined under the rules of the SEC. The Audit Committee met four times during 2010, and each member of the committee attended at least seventy-five percent of all of the meetings held during this period.

Nominating and Governance Committee. The Nominating and Governance Committee, which consists of Messrs. Oliver and Jordan, advises the Board of Directors and makes recommendations regarding appropriate corporate governance practices; assists the Board of Directors with the identification and nomination of individuals qualified to become members of the Board of Directors; and maintains a succession plan for our Chief Executive Officer. Mr. Oliver serves as the chairman of this committee. The Nominating and Governance Committee met two times during 2010 and each member of the committee attended the meeting.

The Nominating and Governance Committee has the responsibility under its charter to recommend nominees for election to the Board of Directors. In considering candidates for the Board of Directors, the Nominating and Governance Committee considers the qualifications described previously in this report. The Nominating and Governance Committee equally considers candidates for the Board of Directors recommended from any reasonable source, including from any search firm engaged by the committee or from stockholders, provided the procedures set forth below are followed by stockholders who want to make recommendations to the committee.

Compensation Committee. The Compensation Committee, which currently consists of Messrs. Gilliland, Jordan and Oliver, establishes all compensation for our executive officers and reviews and makes recommendations with respect to our incentive compensation and benefit plans. Mr. Gilliland serves as chairman of the committee. The Compensation Committee met three times during 2010, and each member of the committee attended at least seventy-five percent of all of the meetings held during the period.

In 2010, the Compensation Committee directly retained the services of an independent compensation consulting firm, Longnecker & Associates (“Longnecker”), to perform comparative analyses of compensation paid by exploration and production companies that compete with us in the labor and capital markets. No member of the Compensation Committee or any named executive officer has any affiliation with Longnecker. The committee periodically seeks input from Longnecker on a range of external market factors, including evolving compensation and market trends, appropriate comparison companies and market survey data. Longnecker’s analysis and recommendations are discussed further in the Compensation Discussion and Analysis below. Other than providing studies related to our executive and director compensation programs that are requested by the Compensation Committee, Longnecker performs no additional consulting services for the Company.

Corporate Governance Guidelines

Our Board of Directors has adopted corporate governance guidelines that define those governance practices of the Board that are not included in our Bylaws. Our Board of Directors has also adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and applies to all of our officers, directors and employees, and a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Senior Vice President—Accounting. Our corporate governance guidelines and codes can be found in the corporate governance section of our website at http://www.sandridgeenergy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), requires our officers and directors and persons who own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes in ownership concerning their shares of our common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the fiscal year ended December 31, 2010, except for a late Form 4 filed on August 12, 2010 by Mr. Scott for a disposition of common stock occurring on July 26, 2010 pursuant to a trading plan adopted by Mr. Scott on July 8, 2009 in accordance with Rule 10b5-1 under the Exchange Act.

Executive Officers

Set forth below is information regarding each of our executive officers as of February 28, 2011:

Name	Age	Position
Tom L. Ward	51	Chairman and Chief Executive Officer
Matthew K. Grubb	47	President and Chief Operating Officer
James D. Bennett	41	Executive Vice President and Chief Financial Officer
Rodney E. Johnson	54	Executive Vice President – Reservoir Engineering
Todd N. Tipton	55	Executive Vice President – Exploration
Wayne C. Chang	49	Senior Vice President – Midstream
Randall D. Cooley	57	Senior Vice President – Accounting
Philip T. Warman	40	Senior Vice President, General Counsel and Corporate Secretary
Kevin R. White	53	Senior Vice President – Business Development
Mary L. Whitson	50	Senior Vice President – Human Resources
Thomas L. Winton	64	Senior Vice President – Information Technology and Chief Information Officer

Tom L. Ward. Mr. Ward has served as our Chairman and Chief Executive Officer since June 2006 and was our President from December 2006 until January 2011. Biographical information about Mr. Ward can be found above under the heading “Director Biographical Information.”

Matthew K. Grubb. Mr. Grubb has served as our President since January 2011 and as our Chief Operating Officer since June 2007. Prior to this, he had served as our Executive Vice President – Operations since August 2006. Mr. Grubb was employed by Samson Resources beginning in 1995 and served as Division Operations Manager of East Texas and Southeast U.S. Regions for Samson Resources from 2002 through July 2006. Mr. Grubb earned a Bachelor of Science degree in Petroleum Engineering in 1986 and a Master of Science degree in Mechanical Engineering in 1988, both from Texas A&M University.

James D. Bennett. Mr. Bennett has served as our Executive Vice President and Chief Financial Officer since January 2011. From 2010 until he joined SandRidge, he was Managing Director for White Deer Energy, a private equity fund focused on the exploration and production, oilfield service and equipment, and midstream sectors of the oil and gas industry. From 2006 to December 2009, he was a Managing Director at GSO Capital Partners L.P. Mr. Bennett graduated with a Bachelor of Business Administration degree with a major in Finance from Texas Tech University in 1993. Mr. Bennett has served on the board of directors of the general partner of Cheniere Energy Partners L.P. and PostRock Energy Corporation.

Rodney E. Johnson. Mr. Johnson joined us as Vice President of Reservoir Engineering in January 2007 and was promoted to Senior Vice President – Reservoir Engineering in June 2007 and then to Executive Vice President – Reservoir Engineering in January

2009. He most recently served as Manager of Reservoir Engineering over Texas and Louisiana Regions for Chesapeake Energy Corporation from October 2003 through December 2006. Prior to that, Mr. Johnson served as Manager of Technology for Aera Energy LLC (a joint venture of Exxon Mobil Corporation and Royal Dutch Shell plc) where he held positions of increasing importance from 1996 through September 2003. Mr. Johnson graduated from Wichita State University in 1980 with a Bachelor of Science degree in Mechanical Engineering. He has been a registered Professional Engineer since 1988.

Todd N. Tipton. Mr. Tipton joined us as Executive Vice President – Exploration in September 2006. Prior to this, he was Exploration Manager of the Western Division from 2001 through August 2006 for Devon Energy Corporation. He received a Bachelor degree in Geology from The State University of New York at Buffalo in 1977 and completed an executive development program at The Johnson Graduate School of Management at Cornell University. Mr. Tipton is a member of the Rocky Mountain Association of Geologists and a member of the Independent Petroleum Association of Mountain States.

Wayne C. Chang. Mr. Chang joined us as Vice President – Midstream in February 2007 and was promoted to Senior Vice President – Midstream in January 2009. Mr. Chang most recently served as the Director of Producer Services for Enogex, Inc., the largest gas gatherer and intrastate transporter of gas in the State of Oklahoma. Prior to this, he worked for diversified oil and gas companies such as Conoco Inc., Phillips Petroleum Company and Chesapeake Energy Corporation focusing on the midstream sector. Mr. Chang graduated from the University of Oklahoma with a Bachelor of Science Degree in Chemical Engineering in 1984.

Randall D. Cooley. Mr. Cooley joined us as Vice President – Accounting in November 2006, upon our acquisition of NEG Oil & Gas LLC and was promoted to Senior Vice President – Accounting in January 2008. Prior to joining SandRidge, Mr. Cooley served as the senior financial officer with National Energy Group, Inc., having held the position of Vice President and Chief Financial Officer from March 2003 to November 2006. Mr. Cooley earned a Bachelor of Science in Business Administration, with a major in Accounting, from the University of Southern Mississippi in 1978 and is a Certified Public Accountant.

Philip T. Warman. Mr. Warman joined us as Senior Vice President and General Counsel in August 2010. He also serves as our Corporate Secretary. Prior to joining SandRidge, Mr. Warman was the Associate General Counsel for SEC and finance matters for Spectra Energy Corporation from January 2007 through July 2010. From 1998 through 2006 he practiced law as a corporate finance attorney with Vinson & Elkins, LLP in Houston, Texas. Mr. Warman earned a Bachelor of Science in Chemical Engineering from the University of Houston in 1993 and graduated from the University of Texas School of Law in 1998.

Kevin R. White. Mr. White joined us as Senior Vice President – Business Development in January 2008. Prior to joining SandRidge, he worked for six years as a consultant in the oil and gas industry. Mr. White served as Executive Vice President of Corporate Development and Strategic Planning for Louis Dreyfus Natural Gas Corp. from 1993 until the company was sold in 2001. He attended Oklahoma State University, receiving his Bachelor of Science degree in Accounting in 1979 and a Master of Science degree in Accounting and his Certified Public Accountant qualification in 1980.

Mary L. Whitson. Ms. Whitson has served as our Senior Vice President – Human Resources since September 2006. Ms. Whitson was the Vice President – Human Resources for Chesapeake Energy Corporation through August 2006, where she held human resources management positions of increasing responsibility for more than eight years. She attended Oklahoma State University and received a Bachelor of Science degree from the University of Central Oklahoma in 1996.

Thomas L. Winton. Mr. Winton has served as our Senior Vice President – Information Technology and Chief Information Officer since May 2006. Prior to joining us, Mr. Winton served as Senior Vice President and Chief Information Officer for Chesapeake Energy Corporation from July 1998 until retiring in July 2005. Mr. Winton obtained a Bachelor of Science degree in Mathematics from Oklahoma Christian University in 1969, a Master of Mathematics degree from Creighton University in 1973, and a Masters degree in Business Administration from the University of Houston in 1980. Mr. Winton also completed the Tuck Executive Program, Tuck School of Business, Dartmouth College in 1987.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives and practices with respect to our executive officers; and (3) summarizes the elements of compensation for each of the individuals identified in the following table, whom we refer to in this Compensation Discussion and Analysis as our “named executive officers.”

Name	Principal Position
Tom L. Ward	Chairman and Chief Executive Officer
Matthew K. Grubb	President and Chief Operating Officer
Dirk M. Van Doren(*)	Former Executive Vice President and Chief Financial Officer
Todd N. Tipton	Executive Vice President – Exploration
Rodney E. Johnson	Executive Vice President – Reservoir Engineering

*	On November 10, 2010, the Company announced the departure of Dirk Van Doren, who held the role of Executive Vice President and Chief Financial Officer of the Company. Mr. Van Doren’s employment with the Company ended effective December 31, 2010.

Overview

We believe a strong, experienced senior management team is necessary to execute our business plan. Accordingly, our compensation philosophy reflects our need to attract, retain and motivate top talent and supports our position as an employer of choice in the oil and gas industry. Our competitive compensation package allows us to strategically and opportunistically attract executive officers by offering competitive cash compensation packages and the potential of returns that can be achieved through equity ownership, evidenced by the fact that all of our named executive officers joined us during periods of intense competition for experienced exploration and production company executives. Their retention creates value for our Company and stockholders through the continuity we maintain in our leadership and operations.

Our compensation program remained competitive in recent periods of declining stock price, primarily because the reasons for such declines were a direct result of a declining commodity market and not a result of management decisions. As illustrated below, providing competitive compensation to our executive team was particularly important during 2010, even in light of such declines in market value, in order to ensure the successful transition of the Company during a waning natural gas market.

•	In 2008 and the first half of 2009, the Company generated substantially all of its revenue from natural gas production.

•

During that period, the Company had as many as 44 rigs drilling for natural gas, and natural gas sold for as much as $13.00 per Mcf and, at the end of 2008, on an equivalent unit basis, for approximately the same price as oil.

•

The high price of gas notwithstanding, the Company’s management team identified the potential for a prolonged period of low natural gas prices and moved aggressively to shift the Company’s focus from natural gas production to oil production in the second half of 2009 and through 2010.

•	From 2008 to 2010, the Company increased its oil production by over 300% and reduced the number of rigs drilling for natural gas to one.

•	Meanwhile, natural gas prices tumbled to less than $3.00 per Mcf and have failed to significantly recover as oil prices have continued to increase.

•	At the end of 2010, the price for natural gas, on an equivalent unit basis, was less than one-third the price for oil.

•

The benefits of this strategic and timely shift to oil were solidified as the Company, under management’s direction, entered into derivatives contracts that locked in attractive prices for oil through 2013.

It is our belief that the Company’s current position as a premier independent oil producer in West Texas and the Mid-Continent is a direct result of attracting, retaining and motivating its current strong and experienced management team with the compensation discussed below. As described above and detailed further below under “Performance Evaluation,” we believe the Company has benefitted greatly from the leadership provided by the management team for which our executive compensation program is designed.

Philosophy

As illustrated in the table below, our philosophy for compensating executive officers, including our named executive officers, is to employ measured amounts of various types of compensation to achieve multiple and varied objectives.

Compensation Element	General Objectives	Key Features
Base Salary	Provide a fixed level of cash compensation for performing day-to-day responsibilities	Salary levels are intended to be competitive with our peers, while aligned with individual responsibilities and performance.
Cash Bonus Awards	Reward near-term operational and financial performance	Discretionary payments are intended to be competitive with our peers, while aligned with individual responsibilities and performance.
Long-Term Incentives	Align executives’ compensation with interests of stockholders, encourage retention and reward long-term operational and financial performance	Semi-annual restricted stock grants vest ratably over four years.
Health, Welfare and Retirement Benefits	Maintain a competitive position in terms of attracting and retaining executives	Participation in health, welfare and 401(k) plans is on the same terms for all employees. Non- qualified deferred compensation plan is available to executives and certain other eligible employees.
Perquisites	Maintain a competitive position in terms of attracting and retaining executives though not intended to represent a significant role in total compensation	Includes benefits that provide for the protection and well-being of our Chief Executive Officer, including air travel, some personal security services and accounting support.

Additionally, we have entered into written employment agreements with each of our executive officers, including each named executive officer, to help ensure the retention of these individuals in a highly competitive marketplace.

Process

As further discussed below, Mr. Ward and our Senior Vice President – Human Resources assume active roles in the evaluation, design and administration of our compensation program for all of our executive officers, including the named executive officers. Mr. Grubb and our Chief Financial Officer (Dirk M. Van Doren in 2010 and now James D. Bennett) participate in making recommendations regarding, and administering, the program for other of our executive officers.

The Compensation Committee typically reviews the components of our executive officer compensation program on a semi-annual basis, in December and June of each year, and approves adjustments as it deems appropriate. The Compensation Committee has selected and directly retained the services of an independent compensation consulting firm, Longnecker & Associates (“Longnecker”), to perform comparative analyses of compensation paid by exploration and production companies that compete with us in the labor and capital markets. No member of the Compensation Committee or any named executive officer has any affiliation with Longnecker. The committee periodically seeks input from Longnecker on a range of external market factors, including evolving compensation and market trends, appropriate comparison companies and market survey data.

Our Senior Vice President – Human Resources works with the Compensation Committee and Longnecker to establish an agenda and prepare meeting materials for each meeting during which the committee reviews the compensation of our executive officers. Mr. Ward and our Senior Vice President – Human Resources typically attend and participate in all or a portion of each Compensation Committee meeting, depending on the nature of the matters to be discussed. For the December 2009 and June and December 2010 compensation reviews, and taking into account the input of Messrs. Grubb and Van Doren, Mr. Ward provided his recommendations regarding each element of executive officer compensation at the same time Longnecker provided its analysis. After receiving recommendations and analysis from Mr. Ward and Longnecker and considering the totality of the information provided, including its assessment of Company and individual performance, the Compensation Committee determined appropriate adjustments to our executives’ compensation.

Peer Company Comparison

Our Compensation Committee recognizes that the amount of compensation we provide to our executive officers must be competitive in the marketplace and believes that industry trends should be considered when assessing the forms and amounts of compensation provided to our executive officers. To ensure the Company’s compensation practices are competitive, the committee takes into account the levels of compensation paid to executives in comparative positions in our industry when determining the compensation to be paid to our executive officers. The committee does not, however, target or benchmark a specific percentile or range of percentiles, when compared to pay at such other companies, for any element of any executive officer’s compensation or any executive’s compensation as a whole.

For the purpose of the Compensation Committee’s review of compensation paid to our executive officers in 2010, the committee reviewed information assembled by Longnecker, which consisted of the executive compensation programs of the following companies:

Mid-sized Peer Companies	Large Peer Companies
ATP Oil & Gas Corporation	Anadarko Petroleum Corporation
Denbury Resources Inc.	Apache Corporation
Forest Oil Corporation	Chesapeake Energy Corporation
Mariner Energy, Inc.	Devon Energy Corporation
Newfield Exploration Company	EOG Resources, Inc.
Petrohawk Energy Corporation	Noble Energy, Inc.
Pioneer Natural Resources Company
Plains Exploration & Production Company
Range Resources Corporation
Southwestern Energy Company
Ultra Petroleum Corp.

We refer to the companies whose compensation program information was used by the Compensation Committee collectively as our “Peer Companies.”

We believe we must recruit and retain executive officers with significant and diverse experience and skills to properly execute our business plan. In order to compete with larger Peer Companies for appropriately qualified officers who are capable of handling a high degree of responsibility, we often pay compensation levels that are greater than those of mid-sized Peer Companies with total revenues comparable to ours. With the advice of Longnecker, our Compensation Committee may periodically review and update the companies that comprise our Peer Companies in order to continually make informed decisions regarding our executive compensation program.

At the time of the December 2010 compensation review, the amount of total direct compensation provided to our Chief Executive Officer ranked above and equal to the 90th percentiles of such amounts provided to executive officers at mid-sized Peer Companies and large Peer Companies, respectively. The amount of total direct compensation provided to our other named executive officers ranked below the 75th and 50th percentiles of the amounts of total direct compensation provided to executive officers at mid-sized Peer Companies and large Peer Companies, respectively. The table below illustrates how each named executive officer’s total cash compensation and long-term incentive compensation (which, at the Company, is comprised of restricted stock awards) compare to similar compensation for comparable positions at mid-sized Peer Companies and large Peer Companies.

Named Executive Officer	Total Cash Compensation at Mid-Sized Peer Companies	Total Cash Compensation at Large Peer Companies	Long-Term Incentive Compensation at Mid-Sized Peer Companies	Long-Term Incentive Compensation at Large Peer Companies
Tom L. Ward	Above 90th percentile	Below 75th percentile	Above 90th percentile	At 90th percentile
Matthew K. Grubb	Above 90th percentile	Below 75th percentile	Below 75th percentile	Below 50th percentile
Dirk M. Van Doren	Above 90th percentile	Below 75th percentile	Below 90th percentile	Below 50th percentile
Todd N. Tipton	At 75th percentile	Below 50th percentile	Below 50th percentile	Below 50th percentile
Rodney E. Johnson	Below 90th percentile	Below 75th percentile	Below 50th percentile	Below 50th percentile

Elements of our Executive Compensation Program

As discussed above, the Compensation Committee employs multiple compensation elements as a means to achieving various objectives, including compensating executives for performing day-to-day responsibilities, recognizing and rewarding near-term performance, aligning the interests of executives and stockholders and retaining a highly qualified executive team. The most significant compensation elements employed by the committee to realize these goals include base salaries, cash bonuses and grants of long term inventive awards such as restricted stock. Because the committee’s paramount concerns are aligning the interests of executives and stockholders and retaining executive talent, it directs the largest portion of total direct compensation (salary plus bonus plus restricted stock awards) to restricted stock awards that vest over time.

The committee does not otherwise attempt to adjust any element of compensation for the purpose of affecting how it relates to any other element.

Base Salaries. We provide our executive officers with annual base salaries to compensate them for services rendered during the year. Our philosophy is to establish base salaries that are commensurate with job responsibilities and competitive with salaries paid by our Peer Companies. In addition to providing compensation that is competitive with the market, the base salaries of our executive officers are intended to reflect the relative importance of each individual’s position within the Company.

The Compensation Committee reviews each executive officer’s base salary in December and June of each year. The Compensation Committee’s reviews consist of assessing Mr. Ward’s recommendations regarding each executive officer’s salary, including his own, and evaluating the recommendations in light of the Peer Company comparative information provided to the committee.

Factors the Compensation Committee considers when determining semi-annual salary adjustments include:

•	the responsibilities of the executive officer;

•	the period over which the executive officer has performed these responsibilities;

•	the scope, level of expertise and experience required for the executive officer’s position and the period during which the officer has performed these responsibilities;

•	the strategic impact of the officer’s position; and

•	the potential future contribution and demonstrated individual performance of the officer.

In addition, salary adjustments are made based on our overall performance (discussed below) and competitive market conditions. Although no formulaic weighting is assigned to any one of these factors, significant emphasis is placed on current market levels and the individual’s skills, seniority and previous industry experience, which are evaluated on a case-by-case basis.

Cash Bonus Awards. In addition to competitive base salaries, we provide our executive officers semi-annual cash bonuses intended to encourage and reward the attainment of our near and long-term strategic, operational and financial goals. The payment of semi-annual bonuses also encourages executive officer retention and continuity because (a) as compared to the more typical annual bonus schedule, it reduces by half the amount of each bonus payment as well as the horizon for an executive’s next potential bonus payment and (b) an executive officer must be employed by us on the relevant bonus payment date in order to receive his or her bonus payment.

Our Compensation Committee reviews cash bonus award levels for our executive officers by assessing Mr. Ward’s recommendations regarding each executive officer’s cash bonus award, including his own, and evaluating the recommendations in light of the Peer Company comparative information provided to the committee. Cash bonus awards are based on the committee’s subjective evaluation of the performance of the Company and each executive’s contribution thereto over the previous six months in light of the considerations described above. Currently, and as discussed in more detail below under “Performance Evaluation,” greater consideration is given to strategic and operational performance, rather than short-term financial or stock price performance, as strategic and operational performance most directly result in long term value to our stockholders. Cash bonuses are discretionary and not awarded pursuant to a formal plan or an agreement with any executive officer. Additionally, cash bonuses are not awarded based on specific Company or individual performance criteria or targets. We believe this discretionary and subjective approach helps to mitigate the incentive an executive officer may have to expose the Company to excessive risk in order to increase his or her potential cash bonus.

The Compensation Committee evaluated Mr. Ward’s bonus recommendations for the compensation reviews conducted in June and December 2010. Following discussion and analysis of the factors referenced above, including an evaluation of the Company’s performance, and after making any necessary adjustments to Mr. Ward’s recommendations, the members of the Compensation Committee approved the cash bonus awards for our executive officers, including the payments to our named executive officers reflected in the Summary Compensation Table below.

Restricted Stock Grants. Our Board of Directors has the discretion to grant restricted stock under our 2005 Stock Plan and 2009 Incentive Plan pursuant to our restricted stock awards program. Restricted stock awards are granted on a semi-annual basis and typically vest over a four-year period. We believe these long–term incentive awards help us to attract highly qualified individuals and align their compensation with the interests of our stockholders. The four-year vesting period of these awards serves as a tool for the retention of our employees, including our executive officers. In addition, as with cash bonus awards, we believe awarding shares of restricted stock semi-annually encourages executive officer retention and continuity because (a) as compared to the more typical annual restricted stock award schedule, it reduces by half the amount of each restricted stock award as well as the horizon for an executive’s next vesting of restricted stock and (b) an executive officer must be employed by us on the relevant vesting date in order for unvested shares of restricted stock to be released to him.

Grants of restricted stock are based on a subjective evaluation of the same factors that are used to determine the cash bonus awards, taking into consideration the Peer Company comparative information provided to the Compensation Committee. In addition, the committee considers the cost of such equity awards, the potential impact on dilution and, as discussed above, the relative value in relation to the other components of the executive compensation program.

Performance Evaluation

Oil and natural gas prices historically have been volatile and are beyond the control of our executive officers. Therefore, we do not currently base executive officer compensation decisions on pre-established performance targets as most of the applicable operational and financial performance measures, as well as the Company’s stock price, are contingent upon the prices we receive or expect to receive from the sale of oil and natural gas. When making determinations regarding cash bonuses and restricted stock awards in 2010, the Compensation Committee chiefly considered the executive team’s contributions to, and the success of the Company with respect to (a) identifying and acquiring new assets cost effectively and realizing the full potential of the Company’s existing asset base, (b) mitigating risk posed by fluctuating commodity prices, (c) achieving financial security and flexibility, and, as applicable (d) sustaining progress on special projects. These elements are not specifically weighted in the committee’s consideration because the relative importance of each element may change from time to time and the responsibilities of each executive officer as they contribute to the achievement of any particular objective may vary. The committee considered the following in particular in 2010 and believes the compensation awarded appropriately reflects the executives’ contributions to the described achievements and the value created thereby:

Identifying and Acquiring New Assets and Realizing Full Potential of Existing Assets

•

In the fourth quarter of 2009, the Company acquired the first of its two oil-rich properties located in the Permian Basin from Forest Oil Corporation. In 2010, the Company increased the production from such properties by 51%.

•

In July 2010, the Company acquired Arena Resources, Inc., which owned and operated oil-rich properties located primarily in the Permian Basin. In the second half of 2010, the Company increased production from such properties by 15%.

•

In 2009 and 2010, the Company built a position of more than 650,000 net acres in the developing horizontal Mississippian oil play in Oklahoma and Kansas at a per acre cost below $200, well below the value of other comparable plays in the United States.

Risk Mitigation

•

Under executive management’s direction, the Company enters into derivative contracts in order to mitigate commodity price volatility inherent in the oil and natural gas industry. In so doing, the Company increases the predictability of cash inflows and ensures funding for, and stabilizes rates of return associated with, longer term development plans.

Financial Security and Flexibility

•

In April 2010, the Company extended the maturity of its revolving credit facility from 2011 to 2014, ensuring ready access to working capital that will allow the Company to exploit its significant holdings in a high oil price environment.

•	In November 2010, the Company successfully executed the sale of $300 million in convertible preferred stock at an attractive coupon of 7.0%.

•	In 2010, the Company sold certain non-core assets for approximately $400 million, which allowed it to reduce its debt.

Special Projects

•	The Company commissioned Phase I of an $800 million CO2 treatment plant in Pecos County, Texas (the “Century Plant”).

In determining the cash bonus and restricted stock awarded to Mr. Ward, the Compensation Committee further considered Mr. Ward’s particular foresight in transforming the Company into one focused on acquiring and producing oil, as opposed to natural gas. Mr. Ward recognized early on, and prior to many of the Company’s competitors, that natural gas prices would remain depressed for an extended period and promptly reallocated Company resources to a higher priced commodity. He then spent a significant amount of time furthering that effort by (a) educating the investing community about the Company’s transition, which made capital more accessible to the Company, (b) advocating the benefits of the proposed merger between the Company and Arena to Arena’s stockholders and other interested parties, and (c) overseeing the reallocation of the Company’s internal resources. The committee deemed all of this essential to the Company’s viability during a difficult natural gas price environment. In addition, the committee recognizes that the Company’s current form as an oil-focused producer is the result of Mr. Ward’s vision and, accordingly, his particular leadership is key to the Company’s success. Further, the committee appreciates that, as a result of his nearly 20 years of experience as the co-founder of a successful multi-billion dollar exploration and production Company, Mr. Ward is presented with opportunities that most other Peer Company executives do not have. Therefore, Mr. Ward’s cash bonus and restricted stock awards reward the specific achievements described, encourage similar achievements in the future, reflect the importance of his particular leadership, and address the risks associated with him choosing to pursue other opportunities.

Other Benefits

We also provide our executive officers the following forms of compensation:

Health and Welfare Benefits. Our executive officers are eligible to participate in medical, dental, vision, disability and life insurance to meet their health and welfare needs. These benefits are provided to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a nondiscriminatory basis to all of our employees.

Perquisites and Other Personal Benefits. We believe that the total mix of compensation and benefits provided to our executive officers is competitive and, generally, perquisites should not play a large role in our executive officers’ total compensation. As a result, the perquisites and other personal benefits we provide to our executive officers are limited. Under the terms of each named executive officer’s employment agreement, we will pay the fees and expenses related to one membership in a club in the Oklahoma City, Oklahoma area. The terms of Mr. Ward’s employment agreement provide for accounting support from certain Company employees for his personal investments. Mr. Ward reimburses us for half of each such accounting support employee’s annual salary and cash bonus. We have also agreed to provide access to an aircraft at our expense for the personal travel of Mr. Ward and his family and guests who accompany him or them. Mr. Ward pays all personal income taxes accruing as a result of aircraft use for personal travel. In addition, from time to time, the Company provides personal security services to Mr. Ward and his family.

Retirement Plan. We maintain a 401(k) retirement plan for the benefit of all of our executive officers and employees on a non-discretionary basis. Under the plan, eligible employees may elect to defer a portion of their earnings up to the annual maximum allowed by regulations promulgated by the Internal Revenue Service. We make matching contributions equal to 100% on the first 15% of employee deferred wages. Matching contributions are made in shares of our common stock.

Nonqualified Deferred Compensation Plan. We maintain a nonqualified deferred compensation plan (“NQDC Plan”) to provide our executive officers and other eligible employees flexibility for meeting their future income needs and assisting them in their retirement planning. Under the terms of the plan, eligible employees are provided the opportunity to defer income in excess of the Internal Revenue Service annual limitations on qualified 401(k) retirement plans.

Under the NQDC Plan, we may make discretionary contributions to the deferred compensation account of each participant. The Board of Directors has approved matching contributions for the plan equal to 100% of employee contributions up to 15% of the employee’s annual cash compensation minus any matching contributions made under the 401(k) retirement plan. Matching contributions are made in shares of our common stock.

Employment Agreements, Severance Benefits and Change in Control Provisions

Employment Agreements of our Named Executive Officers. We maintain employment agreements with our named executive officers to help ensure the retention of our executive officers in a competitive marketplace. These agreements are described in more detail below. Please read “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” These agreements provide for severance compensation to be paid if the employment of the named executive officer is terminated under certain conditions, such as a change in control or termination without cause, each as defined in the agreements.

The employment agreements between us and our named executive officers and the related severance provisions are designed to meet the following objectives:

•

Change in Control. In certain scenarios, the potential to merge with or be acquired by another company may be in the best interest of our stockholders. We have agreed to provide severance compensation to our named executive officers if employment is terminated following a change in control transaction in recognition of the fact that our named executive officers may take actions in the best interest of our stockholders that ultimately lead to the termination of their employment.

•

Termination without Cause. If we terminate any of our named executive officers’ employment without cause, we will pay certain compensation and other benefits to the terminated named executive officer. We believe these payments are appropriate because they represent the general market triggering events found in employment agreements of companies against whom we compete for executive-level talent. We also believe it is beneficial for us and our named executive officers to have a mutually agreed upon severance package in place prior to any termination event, which we believe provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders’ best interest.

Other Matters

Stock Ownership Guidelines and Hedging Prohibition. We do not currently have ownership requirements or a stock retention policy for our named executive officers in general. However, Mr. Ward’s employment agreement requires the value of the shares of our common stock that he beneficially owns to remain above 500% of his annual salary and bonus. Based on Mr. Ward’s salary and bonus paid during 2010, the current price of our common stock and Mr. Ward’s current share ownership levels, he is well above the required holding amount. We do not have a policy that restricts our executive officers from limiting their economic exposure to our stock. We will continue to periodically review best practices and reevaluate our position with respect to stock ownership and hedging guidelines.

Risk. Our compensation program for executives is designed to discourage excessive risk taking. In that regard, (i) cash bonuses are discretionary and not awarded pursuant to a formal plan or agreement or based on specific individual or Company performance metrics; and (ii) incentive compensation is currently provided only in the form of restricted stock awards, which (a) unlike awards in the form of stock options, does not provide an incentive to take unnecessary risk to increase stock price; (b) is not tied to formulas that could focus executives on specific short-term outcomes; and (c) vests over a four year to better align the compensation of our executive officers with the interests of our long-term stockholders.

Tax Treatment of Executive Compensation Decisions. Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1,000,000 paid to our principal executive officer, our principal financial officer or any of the three other most highly compensated executive officers, unless the compensation qualifies as “performance-based compensation.” Our Compensation Committee considers the impact of Section 162(m) when making compensation decisions and attempts to preserve the tax deductibility of executive compensation when doing so is consistent with the committee’s overall compensation philosophy and in the Company’s best interest. However, the Compensation Committee may award nondeductible compensation when it believes that such awards are in the Company’s best interest, balancing short term tax efficiency with the Company’s long-term strategic objectives.

Changes to Executive Compensation Due to Market Conditions. As of the date of this report, current economic conditions and recent financial institution crises have not affected how we evaluate executive compensation. However, we are mindful of the current state of the United States and world economies and continue to evaluate whether adjustments to executive compensation are appropriate in light of such circumstances.

Compensation of Former Officer. On November 10, 2010, the Company announced the departure of Dirk Van Doren, who held the role of Executive Vice President and Chief Financial Officer of the Company. Mr. Van Doren’s employment with the Company ended effective December 31, 2010. On December 20, 2010, the Company entered into a Transition Agreement that provided that (i) Mr. Van Doren’s termination would deemed to be a “Termination without Cause” under the terms of his employment agreement, (ii) Mr. Van Doren would be paid a lump sum cash retention payment of $350,000, and (iii) all of Mr. Van Doren’s then outstanding shares of restricted stock would vest by the thirtieth calendar date following his separation. All other material terms of the Transition Agreement are consistent with his employment agreement.

Compensation Decisions for 2011. During the compensation review conducted in December 2010, the Compensation Committee approved base salaries for our named executive officers for 2011 in the following amounts: Mr. Ward – $1,500,000; Mr. Grubb – $900,000; Mr. Tipton – $408,000 and Mr. Johnson – $400,000. In addition, the Compensation Committee approved the following awards of restricted stock for our named executive officers to be effective as of January 14, 2011: Mr. Ward – 1,625,000 shares; Mr. Grubb – 250,000 shares; Mr. Tipton – 62,500 shares; and Mr. Johnson – 62,500 shares.

On January 5, 2011, the Company appointed James Bennett as its new Executive Vice President and Chief Financial Officer. On January 10, 2011, the Company and Mr. Bennett entered into an employment agreement in conjunction with his appointment as the Company’s Executive Vice President and Chief Financial Officer. Under the terms of the agreement, Mr. Bennett will receive (a) an annual base salary equal to $700,000; (b) an annual bonus for his first year of employment in an amount equal to at least $700,000; and (c) shares of restricted stock in the following amounts and at the following times: (i) 700,000 shares granted on February 1, 2011; (ii) during Mr. Bennett’s first year of employment with the Company, a number of shares with an aggregate fair market value at the time of grant of at least $1,500,000; and (iii) during Mr. Bennett’s second year of employment with the Company, a number of shares with an aggregate fair market value at the time of grant of at least $2,000,000.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report.

Compensation Committee Members

William A. Gilliland Daniel W. Jordan Roy T. Oliver, Jr.

Summary Compensation

The following table sets forth the compensation of the named executive officers for each of the fiscal years ended December 31, 2008, 2009 and 2010. Mr. Van Doren was the Company’s Executive Vice President and Chief Financial Officer until December 31, 2010, at which time he separated from the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation(2)	Total

Tom L. Ward Chairman and Chief Executive Officer	2010	$1,500,000	$1,500,000	$17,284,585	$1,471,672	$21,756,257
	2009	$1,212,894	$1,350,000	$9,406,250	$1,772,829	$13,741,973
	2008	$1,185,680	$1,050,000	$15,824,681	$1,286,484	$19,346,845

Matthew K. Grubb President and Chief Operating Officer	2010	$755,770	$855,000	$2,127,335	$224,454	$3,962,829
	2009	$588,904	$675,000	$1,671,200	$170,068	$3,105,172
	2008	$515,591	$460,000	$3,495,750	$121,206	$4,592,547

Dirk M. Van Doren Former Executive Vice President and Chief Financial Officer	2010	$727,500	$350,000	$2,127,335	$552,543	$3,757,378
	2009	$589,586	$735,000	$1,495,800	$200,171	$3,020,557
	2008	$567,135	$735,000	$4,194,900	$192,100	$5,689,135

Todd N. Tipton Executive Vice President — Exploration	2010	$401,692	$304,500	$585,015	$105,221	$1,396,428
	2009	$372,443	$289,000	$448,740	$96,972	$1,207,155
	2008	$357,115	$270,000	$1,258,470	$90,124	$1,975,709

Rodney E. Johnson Executive Vice President — Reservoir Engineering	2010	$376,924	$355,500	$425,465	$108,994	$1,266,883
	2009	$351,544	$325,000	$332,400	$96,929	$1,105,873
	2008	$317,056	$277,200	$932,200	$64,739	$1,591,195

(1)	Includes the aggregate fair value at date of each grant of restricted stock to a named executive officer. The value is calculated in accordance with Financial Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. These amounts do not necessarily correspond to the actual value that will be realized by our named executive officers. See “— Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table” below for a description of the material features of these awards.
(2)	All Other Compensation provided to our named executive officers consists of the following:

Name	Year	Life Insurance Premiums	Company Matching Contributions to 401(k) Plan	Deferred Compensation Match	Retention Payment(a)	Perquisites(b)	Total

Tom L. Ward	2010	$360	$22,000	$426,269	—	$1,023,043	$1,471,672
	2009	$360	$22,000	$327,356	—	$1,423,113	$1,772,829
	2008	$360	$15,500	$314,442	—	$956,182	$1,286,484

Matthew K. Grubb	2010	$360	$16,500	$207,594	—	—	$224,454
	2009	$360	$16,500	$153,208	—	—	$170,068
	2008	$360	$15,500	$105,346	—	—	$121,206

Dirk M. Van Doren	2010	$360	$22,000	$180,183	$350,000	—	$552,543
	2009	$360	$22,000	$177,811	—	—	$200,171
	2008	$360	$15,500	$176,240	—	—	$192,100

Todd N. Tipton	2010	$360	$22,000	$82,861	—	—	$105,221
	2009	$360	$22,000	$74,612	—	—	$96,972
	2008	$360	$20,500	$69,264	—	—	$90,124

Rodney E. Johnson	2010	$360	$22,000	$86,634	—	—	$108,994
	2009	$360	$22,000	$74,569	—	—	$96,929
	2008	$360	$20,500	$43,879	—	—	$64,739

(a)	Mr. Van Doren’s employment with the Company terminated effective December 31, 2010. Under the terms of a Transition Agreement between the Company and Mr. Van Doren, Mr. Van Doren received a lump sum payment of $350,000, and all of Mr. Van Doren’s outstanding shares of restricted stock (471,667 shares) on December 31, 2010 vested on January 11, 2011.
(b)	The amount reported in this column for Mr. Ward in 2010 includes (i) $743,876 for costs related to accounting support from our employees for Mr. Ward’s personal investments; (ii) $184,000 for costs related to aircraft usage; (iii) $88,908 for personal security provided to Mr. Ward and his family; and (iv) $6,259 for club membership dues and fees. Accounting support costs include 50% of the salaries and bonuses paid to the employees primarily engaged in providing these services, 100% of the costs of the benefits the Company provides to these employees and the value of restricted stock awarded to such employees. The amounts attributable to aircraft usage and personal security are based on the incremental cost to the Company. Incremental cost for aircraft usage is based on direct operating costs, including fuel, airport fees and incremental pilot costs, of Company owned aircraft (excluding capital costs of the aircraft) and costs attributable to leasing aircraft not owned by the Company (based on hourly fees), and incremental cost for Mr. Ward’s personal security includes the cost of equipment installation and maintenance and salaries and fees for security personnel.

Grants of Plan-Based Awards

The following table sets forth information about each grant of an equity award made to our named executive officers in 2010 pursuant to our restricted stock awards program.

Grants of Plan-Based Awards for the Year Ended December 31, 2010

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value
Tom L. Ward	January 8, 2010	812,500	$8,807,500
	July 9, 2010	1,354,167	$8,477,085
Matthew K. Grubb	January 8, 2010	100,000	$1,084,000
	July 9, 2010	166,667	$1,043,335
Dirk M. Van Doren	January 8, 2010	100,000	$1,084,000
	July 9, 2010	166,667	$1,043,335
Todd N. Tipton	January 8, 2010	27,500	$298,100
	July 9, 2010	45,833	$286,915
Rodney E. Johnson	January 8, 2010	20,000	$216,800
	July 9, 2010	33,333	$208,665

Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to gain an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Employment Agreements

Employment Agreement of Tom L. Ward. Mr. Ward serves as our Chief Executive Officer and President under the terms of an employment agreement that is extended each year on the anniversary of the effective date so that, until the Company provides notice of non-renewal, the agreement’s remaining term is at least two years and no more than three years. The agreement entitles Mr. Ward to a base salary of not less than $950,000, subject to increase at the discretion of the Board of Directors, and the opportunity to earn a cash bonus to be determined in the sole discretion of the Board of Directors or the Compensation Committee of the Board. The employment agreement also describes the following forms of compensation to be provided to Mr. Ward:

•

compensation we provide to our employees that provide accounting support for his personal investments, excluding 50% of the salaries and bonuses paid to such individuals that Mr. Ward reimburses to the Company;

•	the fees and expenses related to one country club membership in Oklahoma City, Oklahoma;

•	use of the Company’s aircraft for the personal travel for himself and his family and guests who accompany him; and

•	participation in all of our benefit plans and programs.

Mr. Ward’s employment agreement also contains non-competition and confidentiality provisions in the event Mr. Ward’s employment with us is terminated and further includes provisions governing the payment of severance benefits if his employment is terminated by us without cause or in connection with a change in control. The agreement also addresses termination due to Mr. Ward’s death or disability. For a description of these payments, please read “— Potential Payments upon Termination or Change in Control” below.

Additionally, if any of the payments or benefits described above are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), Mr. Ward is entitled to receive a gross-up payment equal to the amount of excise tax imposed plus all taxes imposed on the gross-up payment.

Employment Agreements of our Other Named Executive Officers. Each of our other named executive officers serves as an officer under the terms of an employment agreement. The employment agreements with each of Messrs. Grubb, Tipton and Johnson are effective as of November 1, 2010 and the employment agreement of Mr. Bennett is effective as of February 1, 2011. Each such agreement provides for an initial term ending on December 31, 2012 and automatically extends for an additional one-year term on the expiration date of the agreement, unless terminated in accordance with its terms. Pursuant to each of these employment agreements, we agreed to pay an annual base salary equal to or greater than the minimum amount set forth in each respective agreement as follows: Mr. Grubb – $750,000; Mr. Bennett – $700,000; Mr. Tipton – $400,000; and Mr. Johnson – $375,000. Except as described below with respect to Mr. Bennett, the terms of the agreements also provide for (i) additional bonus compensation, to be determined in our sole discretion, (ii) awards of restricted stock under and subject to our equity compensation plans, (iii) the fees and expenses related to one membership in a club in the Oklahoma City, Oklahoma area; and (iv) benefits under all other benefit plans generally provided to our other executive officers.

Under the terms of Mr. Bennett’s employment agreement, we agreed to provide (i) an annual bonus for his first year of employment in an amount equal to at least $700,000; (ii) shares of restricted stock in the following amounts and at the following times: (x) 700,000 shares granted on February 1, 2011; (y) during Mr. Bennett’s first year of employment with the Company, a number of shares with an aggregate fair market value at the time of grant of at least $1,500,000; and (z) during Mr. Bennett’s second year of employment with the Company, a number of shares with an aggregate fair market value at the time of grant of at least $2,000,000; and (iii) relocation compensation to assist with his move to Oklahoma City, Oklahoma.

Each employment agreement also includes provisions governing the payment of severance benefits if employment is terminated by us without cause or in connection with a change of control. Each agreement also addresses termination due to death or disability. For a description of these payments, please read “— Potential Payments Upon Termination or Change in Control” below.

2005 Stock Plan

Prior to the initial public offering of our common stock in November 2007, we assumed the Riata 2005 Stock Plan (the “2005 Stock Plan”). The 2005 Stock Plan authorizes the granting of stock options, stock appreciation rights, restricted stock, phantom stock and other equity-based awards to our employees, directors and consultants. In addition, the 2005 Stock Plan authorizes cash-denominated awards that may be settled in cash, stock or any combination thereof. The purpose of the 2005 Stock Plan is to attract, retain and provide incentives to our officers, other associates, directors and consultants and to thereby increase overall stockholder value. Currently, only awards of restricted stock are made under the terms of the 2005 Stock Plan.

Restricted stock awards are grants of common stock made to eligible persons subject to restrictions, terms and conditions as established by the Compensation Committee. The grants of restricted stock are issued and outstanding shares from the date of the grant but are subject to forfeiture. An eligible person will become the holder of shares of restricted stock free of all restrictions if he or she complies with all restrictions, terms and conditions. Otherwise, the shares will be forfeited back to the Company. In most cases, holders of outstanding shares of restricted stock will not have the right to vote the shares of restricted stock granted under the 2005 Stock Plan until all restrictions, terms and conditions are satisfied.

The 2005 Stock Plan authorizes 7,074,252 shares of common stock to be used for awards. As of February 28, 2011, 2,387,221 shares, representing 0.6% of the outstanding shares of our common stock, are available to be used for future awards. If an award made under the 2005 Stock Plan expires, terminates or is forfeited, cancelled, settled in cash without issuance of shares of common stock covered by the award, or if award shares are used to pay for other award shares, those shares will be available for future awards under the 2005 Stock Plan.

2009 Incentive Plan

In June 2009, our stockholders approved the adoption of the 2009 Incentive Plan. The 2009 Incentive Plan authorizes the granting of stock options, stock appreciation rights, shares of restricted stock, restricted stock units and any other form of award based on the value (or the increase in value) of shares of our common stock. The 2009 Incentive Plan also permits cash incentive awards. Any current employee, officer, director, consultant or advisor of the Company and any of its present or future parent or subsidiary entities or any other business venture in which we have a controlling interest is eligible to be granted an award.

Subject to adjustments allowed under the 2009 Incentive Plan, the 2009 Incentive Plan authorizes up to 12,000,000 shares of common stock to be used for awards. As of February 28, 2011, 778,156 shares, representing 0.2% of the outstanding shares of our common stock, are available to be used for future awards. If any award made under the 2009 Incentive Plan expires or is terminated, surrendered or canceled without having been fully exercised, is forfeited in whole or in part, or results in any shares not being issued, the unused shares covered by such award shall again be available for grants under the plan. Further, shares tendered to the Company by a participant to exercise an award shall be added to the number of shares available for grants under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding equity awards held by each of our named executive officers as of December 31, 2010:

Outstanding Equity Awards as of December 31, 2010

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)
Tom L. Ward	3,352,036	(3)	$24,536,904
Matthew K. Grubb	465,417	(4)	$3,406,852
Dirk M. Van Doren	471,667	(5)	$3,452,602
Todd N. Tipton	137,333	(6)	$1,005,278
Rodney E. Johnson	97,083	(7)	$710,648

(1)	Each award of restricted stock vests in 25% increments on the first four anniversaries of the grant date.
(2)	Valuations are based on $7.32 per share, which was the last trading price for a share of our common stock on the NYSE on December 31, 2010.
(3)	Includes 75,000 shares of the 300,000 shares of restricted stock granted January 10, 2007; 81,250 shares of the 325,000 shares of restricted stock granted July 11, 2007; 117,187 shares of the 234,375 shares of restricted stock granted January 11, 2008; 68,182 shares of the 136,364 shares of restricted stock granted July 11, 2008; 375,000 shares of the 500,000 shares of restricted stock granted January 9, 2009; 468,750 shares of the 625,000 shares of restricted stock granted July 10, 2009; 812,500 shares of restricted stock granted on January 8, 2010; and 1,354,167 shares of restricted stock granted on July 9, 2010.
(4)	Includes 5,000 shares of the 20,000 shares of restricted stock granted January 10, 2007; 6,250 shares of the 25,000 shares of restricted stock granted July 11, 2007; 18,750 shares of the 37,500 shares of restricted stock granted January 11, 2008; 18,750 shares of the 37,500 shares of restricted stock granted July 11, 2008; 67,500 shares of the 90,000 shares of restricted stock granted January 9, 2009; 82,500 shares of the 110,000 shares of restricted stock granted July 10, 2009; 100,000 shares of restricted stock granted on January 8, 2010; and 166,667 shares of restricted stock granted on July 9, 2010.
(5)	Includes 10,000 shares of the 40,000 shares of restricted stock granted January 10, 2007; 15,000 shares of the 60,000 shares of restricted stock granted July 11, 2007; 22,500 shares of the 45,000 shares of restricted stock granted January 11, 2008; 22,500 shares of the 45,000 shares of restricted stock granted July 11, 2008; 67,500 shares of the 90,000 shares of restricted stock granted January 9, 2009; 67,500 shares of the 90,000 shares of restricted stock granted July 10, 2009; 100,00 shares of restricted stock granted January 8, 2010; and 166,667 shares of restricted stock granted on July 9, 2010. Under the terms of the Transition Agreement between Mr. Van Doren and the Company, all of Mr. Van Doren’s outstanding shares of restricted stock (471,667 shares) on December 31, 2010 vested on January 11, 2011, providing him a benefit equal to $3,679,002 based on a $7.80 per share price, which was the last trading price for a share of our common stock on the NYSE on January 11, 2011.
(6)

Includes 6,250 shares of the 25,000 shares of restricted stock granted January 10, 2007; 3,750 shares of the 15,000 shares of restricted stock granted July 11, 2007; 6,750 shares of the 13,500 shares of restricted stock granted January 11, 2008;

6,750 shares of the 13,500 shares of restricted stock granted July 11, 2008; 20,250 shares of the 27,000 shares of restricted stock granted January 9, 2009; 20,250 shares of the 27,000 shares of restricted stock granted July 10, 2009; 27,500 shares of restricted stock granted January 8, 2010; and 45,833 shares of restricted stock granted July 9, 2010.

(7)	Includes 1,250 shares of the 5,000 shares of restricted stock granted January 31, 2007; 2,500 shares of the 10,000 shares of restricted stock granted July 11, 2007; 5,000 shares of the 10,000 shares of restricted stock granted January 11, 2008; 5,000 shares of the 10,000 shares of restricted stock granted July 11, 2008; 15,000 shares of the 20,000 shares of restricted stock granted January 9, 2009; 15,000 shares of the 20,000 shares of restricted stock granted July 10, 2009; 20,000 shares of restricted stock granted January 8, 2010; 33,3333 shares of restricted stock granted July 9, 2010.

Option Exercises and Stock Vested

The following table reflects the restricted stock of each of our named executive officers that vested during 2010. No stock options were outstanding or exercised in 2010.

Option Exercises and Stock Vested for the Year Ended December 31, 2010

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Tom L. Ward	530,185	$4,474,022
Matthew K. Grubb	80,000	$665,000
Dirk M. Van Doren	95,000	$788,600
Todd N. Tipton	30,250	$262,675
Rodney E. Johnson	18,750	$153,225

(1)	Valuations for all of the named executive officers are based on the last trading price for a share of our common stock on the NYSE on the applicable vesting date for shares of restricted stock held by a named executive officer.

Nonqualified Deferred Compensation

We maintain a nonqualified deferred compensation plan (the “NQDC Plan”) for the benefit of eligible employees, including all of our named executive officers. Under the NQDC Plan, we may make discretionary contributions to the deferred compensation account of each participant. The Board of Directors has approved matching contributions for the NQDC Plan equal to 100% of employee contributions up to 15% of the employee’s annual cash compensation minus matching contributions made under our 401(k) plan. Matching contributions are made with shares of our common stock. Matching contributions are calculated on behalf of each participant following the end of each calendar quarter. All matching contributions vest at the rate of 25% per year over the four-year period beginning on the date the employee first participates in the plan. The participant must be employed on the last day of the plan year in order to be eligible for vesting of contributions for that plan year.

An active participant of the NQDC Plan shall be fully vested upon the first to occur of the following events: (a) attainment of normal retirement age; (b) death; (c) disability; (d) change in control; or (e) satisfaction of the plan’s vesting requirements.

The maximum employee compensation that can be deferred under our 401(k) plan and the NQDC Plan is a total of 75% of base salary and 75% of cash bonus. Participant contributions to the NQDC Plan are held in a rabbi trust and are adjusted for earnings and losses based on deemed investment choices selected by the participant from the fund selections made available under the plan. We do not provide guaranteed, above-market or preferential earnings on deferred compensation. The available investment choices mirror the investment choices available under our 401(k) plan.

No in-service distributions are permitted under the plan unless in the event of an unforeseeable emergency or a change in control of the Company. Upon separation of service of a participant for any reason other than retirement, the participant’s balance is paid in a lump sum in cash as soon as practicable following the date of the qualifying distribution event. In the event the separation of employment is due to retirement after turning age 60, the vested balance is paid to the participant in the manner specified by the participant.

Any assets we place in trust to fund future obligations of the NQDC Plan are subject to the claims of creditors in the event of our insolvency or bankruptcy. Participants have no greater rights than those of an unsecured creditor as to their rights to receive payment of deferred compensation in the plan.

The following table sets forth activity under the NQDC Plan for 2010:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions(2)	Aggregate Balance at Last Fiscal Year-End(3)
Tom L. Ward	$426,269	$426,269	$(128,899)	$(1,506,525)	$545,264
Matthew K. Grubb	$207,594	$207,594	$(52,956)	$(652,898)	$263,868
Dirk M. Van Doren	$180,183	$180,183	$(78,000)	$(756,740)	$230,264
Todd N. Tipton	$82,861	$82,861	$(29,549)	$(413,268)	$111,248
Rodney E. Johnson	$86,635	$86,635	$19,288	$—	$424,807

(1)	Matching contributions are made with shares of our common stock and are included as “All Other Compensation” in the Summary Compensation Table for the 2010 fiscal year.
(2)	On July 16, 2010, the Company completed its acquisition of all of the outstanding common stock of Arena Resources, Inc. The transaction constituted a “Change in Control” of the Company under the terms of the NQDC Plan, which resulted in distributions from the plan being made to the named executive officers who had previously elected to receive distributions from the NQDC Plan on the occurrence of a Change in Control. The distributions consisted of cash and shares of the Company’s common stock, all of which were subject to tax withholding.
(3)	Includes amounts included as All Other Compensation in the Summary Compensation Table for the 2008 and 2009 fiscal years equal to $314,442 and $327,356 for Mr. Ward; $105,346 and $153,208 for Mr. Grubb; $176,240 and $177,811 for Mr. Van Doren; $76,471 and $74,612 for Mr. Tipton; and $43,879 and $74,569 for Mr. Johnson, respectively.

Potential Payments Upon Termination or Change in Control

Severance Under Employment Agreement of Tom L. Ward

Termination Other Than For Cause. In the event we terminate Mr. Ward’s employment other than for Cause (as defined in Mr. Ward’s employment agreement), Mr. Ward is entitled to receive (1) his base salary in effect on the date of termination during the remaining term of the employment agreement or through the expiration date of the agreement and (2) any vacation pay accrued but unused through the date of termination.

Termination in Connection with Change in Control. In the event that Mr. Ward’s employment is terminated within one year of a Change in Control event (as defined in the agreement) other than for Cause, death or disability, Mr. Ward is entitled to receive (1) a single, lump sum severance payment within ten days of termination equal to three times his base salary for the last twelve calendar months and bonus paid (based on an average of the last three annual bonuses paid) and (2) any applicable Gross-Up Payment (as defined below). If the foregoing amount is not paid within ten days after the Change in Control event, the unpaid amount will bear interest at a rate equal to 12% per annum. To the extent that any payment or distribution is subject to excise tax under Section 4999 of the Code or any other interest or penalties related to such excise tax (collectively, “Excise Tax”), the agreement provides we will pay an additional amount (the “Gross-Up Payment”) such that, after payment by Mr. Ward of all taxes on the Gross-Up Payment, he will retain an amount of the Gross-Up Payment equal to the Excise Tax.

In addition, notwithstanding any provision to the contrary in any option agreement, restricted stock agreement, plan or other agreement relating to equity based compensation, in the event of a termination without Cause or in connection with a Change in Control, all of Mr. Ward’s units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock (collectively, “awards”) will immediately become 100% vested. Further, Mr. Ward’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for Mr. Ward’s termination. To the extent we are unable to provide for one or both of the foregoing rights, we will provide in lieu thereof a lump-sum cash payment equal to the difference between the total value of such awards with the foregoing rights and the total value without the foregoing rights.

Termination for Cause. In the event Mr. Ward is terminated for Cause, we will have no obligation to provide further payments or benefits.

Voluntary Termination. In the event Mr. Ward voluntarily terminates with or without Cause, we have no further obligations except for any obligations expressly surviving termination of employment. If Mr. Ward desires to voluntarily terminate, he must give 90 days notice of his intent to terminate during which time he can use accrued vacation time or be paid for such days.

Termination due to Disability. If Mr. Ward’s employment is terminated due to disability, then he is entitled to receive base salary through the remaining term of his employment agreement or through the expiration date of the agreement.

Termination due to Death. In the event Mr. Ward’s employment terminates due to death, then his estate is entitled to receive his base salary payment for twelve months after termination and any accrued benefits.

Severance Under Employment Agreements of our Other Named Executive Officers

Termination Other Than For Cause. In the event we terminate a named executive officer’s employment other than for Cause (as defined in the executive’s employment agreement), the terminated executive is entitled to receive an amount equal to twelve months base salary in effect on the date of termination, and if at the time of such termination Mr. Ward is not the Chairman and Chief Executive Officer of the Company, then (a) all units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock granted and held by the executive immediately prior to such termination will immediately become 100% vested; and (b) the executive’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for the executive’s termination of employment.

Termination in Connection with Change in Control. In the event that employment is terminated within two years of a Change in Control event (as defined in the agreements) other than for Cause, death or disability, the executive is entitled to receive a single, lump sum severance payment within sixty days of termination equal to two times his base salary for the last twelve calendar months and bonus paid (based on an average of the last three annual bonuses paid or such lesser number of years as he was employed). If the foregoing amount is not paid within sixty days after the Change in Control event, the unpaid amount will bear interest at a rate equal to 12% per annum. The right to this termination compensation upon a Change in Control is subject to the executive’s execution of a severance agreement at the time of termination which will operate as a release of all legally waivable claims against us. Such payment is further conditioned upon the executive’s compliance with all of the provisions of his employment agreement, including all post-employment obligations.

In addition, notwithstanding any provision to the contrary in any option agreement, restricted stock agreement, plan or other agreement relating to equity based compensation, in the event of a termination in connection with a Change in Control, all of the executive’s units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock (collectively, “awards”) will immediately become 100% vested. Further, the executive’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for the executive’s termination. To the extent we are unable to provide for one or both of the foregoing rights, we will provide in lieu thereof a lump-sum cash payment equal to the difference between the total value of such awards with the foregoing rights and the total value without the foregoing rights. The right to this termination compensation is subject to the executive’s execution of a severance agreement at the time of termination which will operate as a release of all legally waivable claims against us. Such payment is further conditioned upon the executive’s compliance with all of the provisions of his employment agreement, including all post-employment obligations.

Termination for Cause. In the event the executive is terminated for Cause, we will have no further obligation to provide further payments or benefits.

Voluntary Termination. In the event the executive voluntarily terminates with or without Cause, we have no further obligations except for any obligations expressly surviving termination of employment. If the executive desires to voluntarily terminate, he must give 30 days notice of his intent to terminate.

Termination due to Disability. If the executive’s employment is terminated due to disability, then he is entitled to receive twelve months base salary. This amount will be reduced by any benefits payable under any disability plans provided by us pursuant to his employment agreement.

Termination due to Death. In the event the executive’s employment terminates due to death, then his estate is entitled to receive base salary payments for twelve months after termination.

If any amount payable to the executive under the executive’s employment agreement or otherwise would constitute a “parachute payment” within the meaning of Section 280G of the Code and, but for the terms of the agreement, would be subject to the excise tax imposed by Section 4999 of the Code (the “Excise Tax”), then the executive’s payments under the agreement will be reduced to the greatest amount that would not be subject to the Excise Tax if, after taking into account applicable federal, state, local and foreign income and employment taxes, the Excise Tax, and any other applicable taxes, the executive would retain a greater amount on an after-tax basis following such reduction.

Summary of Potential Payments upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits that would have been payable to our named executive officers under their employment agreements assuming that each triggering event took place on December 31, 2010. While we have made reasonable assumptions regarding the amounts, there can be no assurance that the named executive officers would have received the amounts reflected below in the event of an actual termination of employment.

Name	Termination Other than for Cause		Termination for Cause	Termination in Connection with a Change in Control		Termination Due to Disability		Termination Due to Death
Tom L. Ward	$2,394,231	(a)	—	$11,294,057	(b)	$2,250,000	(c)	$1,644,231	(d)
Matthew K. Grubb	$755,770	(e)	—	$2,818,747	(f)	$755,770	(g)	$755,770	(h)
Dirk M. Van Doren	$3,802,604	(i)	—	—		—		—
Todd N. Tipton	$401,692	(e)	—	$1,379,051	(f)	$401,692	(g)	$401,692	(h)
Rodney E. Johnson	$376,924	(e)	—	$1,392,315	(f)	$376,924	(g)	$376,924	(h)

(a)	Includes $2,250,000 (Mr. Ward’s base salary for eighteen months, which was the remaining term of his employment agreement as of December 31, 2010), and the maximum value of his accrued vacation (assuming he took no time off during the year) of $144,231.
(b)	Amount is equal to the sum of three times Mr. Ward’s (a) base salary in 2010 of $1,500,000 and (b) bonus (based on the average of Mr. Ward’s last three annual bonuses) of $1,300,000, plus a Gross-Up Payment equal to $2,894,057. Additionally, all of Mr. Ward’s 3,352,036 shares of unvested restricted stock held as of December 31, 2010 would vest, providing him a benefit equal to $24,536,904 based on a $7.32 per share price, which was the last trading price on December 31, 2010.
(c)	This amount represents Mr. Ward’s base salary for eighteen months, which was the remaining term of his employment agreement as of December 31, 2010.
(d)	This amount includes 12 months’ base salary plus the maximum value of his accrued vacation (assuming he took no time off during the year).
(e)	Amount is equal to 12 months’ base salary in effect on the date of termination.
(f)	Amount is equal to the sum of two times the executive’s base salary for the last 12 calendar months and the bonus paid during the last 12 calendar months. Additionally, all of each such named executive officer’s shares of unvested restricted stock held as of December 31, 2010 would vest, providing him a benefit based on a $7.32 per share price, which was the last trading price on December 31, 2010. For Mr. Grubb, the benefit would equal $3,406,852 based on 465,417 shares; for Mr. Tipton, the benefit would equal $1,005,278 based on 137,333 shares; and for Mr. Johnson, the benefit would equal $710,648 based on 97,083 shares.
(g)	Amount is equal to 12 months’ base salary in effect on the date of termination.
(h)	Amount is equal to 12 months’ base salary in effect on the date of termination.
(i)	Mr. Van Doren’s employment with the Company terminated effective December 31, 2010. Under the terms of a Transition Agreement between the Company and Mr. Van Doren, Mr. Van Doren received a lump sum payment of $350,000, and all of Mr. Van Doren’s outstanding shares of restricted stock (471,667 shares) on the termination date vested or January 11, 2011, providing him a benefit equal to $3,452,604 based on a $7.80 per share price, which was the last trading price for a share of our common stock on the NYSE on January 11, 2011.

Indemnification

We have entered into an indemnification agreement with each of our directors and executive officers (each an “indemnitee”), which is intended to permit indemnification to the fullest extent now or hereafter permitted by the General Corporation Law of the State of Delaware. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.

Each indemnification agreement covers expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement incurred by an indemnitee when, in his or her capacity as a director or officer, the indemnitee is made or threatened to be made a party to any suit or proceeding. Each indemnification agreement generally covers claims relating to the fact that the indemnitee is or was an officer, director, employee or agent of ours or any of our affiliates, or is or was serving at our request in such a position for another entity. Each indemnification agreement also obligates us to promptly advance all reasonable expenses incurred in connection with any claim. The indemnitee is, in turn, obligated to reimburse us for all amounts so advanced if it is later determined that the indemnitee is not entitled to indemnification. The indemnification provided under the indemnification agreements is not exclusive of any other indemnity rights of an indemnitee; however, double recovery by an indemnitee is prohibited.

We are not obligated to indemnify the indemnitee with respect to claims brought by the indemnitee against:

•	the Company, except for:

•	claims regarding the indemnitee’s rights under the indemnification agreement;

•	claims to enforce a right to indemnification under any statute or law; and

•	counter-claims against us in a proceeding brought by us against the indemnitee; or

•	any other person, except for claims approved by our Board of Directors.

We have also agreed to obtain and maintain director and officer liability insurance for the benefit of each of our directors and executive officers. These policies include coverage for losses for wrongful acts and omissions and to ensure our performance under the indemnification agreements. Each of our directors and executive officers is named as an insured under the policies and provided with the same rights and benefits as the most favorably insured of our directors and officers.

Director Compensation

Directors who also serve as employees receive no compensation for serving on our Board of Directors. Non-employee directors are each entitled to receive a $50,000 annual retainer. In addition, non-employee directors receive $12,500 for each in-person meeting attended not to exceed $75,000 in any given year. In 2010, each non-employee director also received grants of shares of restricted stock that will vest in 25% increments on each of the first four anniversaries following the date of grant.

The following table sets forth the compensation of our non-employee directors for the fiscal year ended December 31, 2010. Mr. Scott’s service on the Board ended on February 28, 2011 pursuant to his retirement from the Board.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Everett Dobson	$125,000	$275,006	$400,006
William A. Gilliland	$125,000	$275,006	$400,006
Daniel W. Jordan	$125,000	$275,006	$400,006
Roy T. Oliver, Jr.	$125,000	$275,006	$400,006
D. Dwight Scott	$87,500	$275,006	$362,506
Jeffrey S. Serota	$87,500	$275,006	$362,506

(1)	Includes the aggregate fair value at date of each grant of restricted stock to a named executive officer. The value is calculated in accordance with Financial Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. These amounts do not necessarily correspond to the actual value that will be recognized by our directors.

Outstanding Equity Awards

The following table reflects all outstanding equity awards held by our directors as of December 31, 2010.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)
Everett R. Dobson	38,628	(3)	$282,757
William A. Gilliland	59,895	(4)	$438,431
Daniel W. Jordan	59,895	(4)	$438,431
Roy T. Oliver, Jr.	59,895	(4)	$438,431
D. Dwight Scott	58,506	(5)	$428,264
Jeffrey S. Serota	58,506	(5)	$428,264

(1)	Each award of restricted stock vests in 25% increments on the first four anniversary dates of the grant date.
(2)	Valuation based on $7.32 per share, the last trading price on December 31, 2010.
(3)	Includes 3,978 shares of the 5,305 shares of restricted stock granted September 30, 2009;12,685 shares of restricted stock granted January 8, 2010; and 21,965 shares of restricted stock granted on July 9, 2010.

(4)	Includes 1,389 shares of the 5,556 shares of restricted stock granted January 10, 2007; 1,574 shares of the 3,149 shares of restricted stock granted January 11, 2008; 969 shares of the 1,939 shares of restricted stock granted July 18, 2008; 9,554 shares of the 12,739 shares of restricted stock granted January 9, 2009; 11,759 shares of the 15,679 shares of restricted stock granted July 10, 2009;12,685 shares of restricted stock granted January 8, 2010; and 21,965 shares of restricted stock granted on July 9, 2010.
(5)	Includes 1,574 shares of the 3,149 shares of restricted stock granted January 11, 2008; 969 shares of the 1,939 shares of restricted stock granted July 18, 2008; 9,554 of the 12,739 shares of restricted stock granted January 9, 2009; 11,759 of the 15,679 shares of restricted stock granted July 10, 2009; 12,685 shares of restricted stock granted January 8, 2010; and 21,965 shares of restricted stock granted on July 9, 2010. All of Mr. Scott’s outstanding shares of restricted stock on February 28, 2011 were forfeited as a result of his retirement from the Board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table includes certain information as of December 31, 2010 regarding our equity incentive plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	—	—	4,995,398
Equity compensation plans not approved by stockholders(2)	—	—	2,085,333

(1)	Includes shares available for issuance under the 2009 Incentive Plan.
(2)	Includes shares available for issuance under the 2005 Stock Plan.

Security Ownership of Certain Beneficial Ownership and Management

The following table sets forth the number of shares of our common stock beneficially owned as of February 28, 2011, by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Exchange Act) known to beneficially own more than 5% of the outstanding shares of our common stock, (2) each named executive officer and director of the Company, and (3) all directors and executive officers of the Company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The following percentage information is calculated based on 410,742,833 shares of common stock that were outstanding as of February 28, 2011 plus any shares that may be acquired by each stockholder by April 29, 2011. Except as indicated below, the stockholders listed possess sole voting and dispositive power with respect to the shares beneficially owned by that person.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Tom L. Ward(1)	18,763,808	4.57%
Matthew K. Grubb	145,102	*
James D. Bennett	0	*
Todd N. Tipton	73,422	*
Rodney E. Johnson	40,430	*
Jim J. Brewer	66	*
Everett R. Dobson	30,299	*
William A. Gilliland(2)	1,630,839	*
Daniel W. Jordan	1,404,704	*
Roy T. Oliver, Jr.(3)	1,102,350	*
Jeffrey S. Serota(4)	16,794	*
Entities affiliated with FMR, LLC(5)	22,239,783	5.41%
V. Prem Watsa(6)	51,396,056	11.67%
Franklin Resources, Inc.(7)	25,758,200	6.27%
Thornburg Investment Management, Inc.(8)	27,181,183	6.62%
All directors and executive officers as a group	23,401,695	5.70%

*	Less than 1%
(1)	Includes 79,000 shares held through an IRA. Mr. Ward has pledged 18,644,918 of these shares as security for personal loans.
(2)	Includes 1,388,489 shares held by Gillco Energy, LP, for which Mr. Gilliland exercises voting and dispositive power. All of the shares held by Gillco Energy, LP are pledged as security.
(3)	Held by Oliver Active Investments, LLC, for which Mr. Oliver exercises voting and dispositive power. Mr. Oliver has pledged all of these shares as security for personal loans.
(4)	Mr. Serota is a senior partner in the Private Equity Group of Ares Management LLC (“Ares Management”). Mr. Serota has been granted shares of restricted stock for his service as a director. To the extent such shares have vested, he holds them as a nominee on behalf of, and for the sole benefit of, Ares Management and has assigned all economic, pecuniary and voting rights in respect of these securities to Ares Management. Mr. Serota disclaims beneficial ownership of all securities of our company directly and indirectly owned by Ares Management, except to the extent of any pecuniary interest of his in Ares Management.
(5)	According to a Schedule 13G filed with the SEC on February 16, 2010, FMR LLC and its Chairman, Edward C. Johnson 3d, each beneficially owned 22,239,783 shares of common stock on December 31, 2009. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 (the “Investment Advisors Act”), beneficially owned 21,968,956 shares common stock on December 31, 2009, including 4,380,656 shares of common stock it may acquire upon conversion of shares of our preferred stock, as a result of being an investment adviser to various investment companies (the “Fidelity Funds”) registered under Section 8 of the Investment Company Act (the “Investment Company Act”).

Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under the Investment Advisers Act, beneficially owned 245,866 shares of common stock on December 31, 2009, all of which are acquirable upon conversion of shares of our preferred stock, as a result of being an investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under the Investment Company Act owning such shares.

Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, beneficially owned 24,961 shares of common stock on December 31, 2009, all of which are acquirable upon conversion of shares of our preferred stock, as a result of being an investment manager of institutional accounts owning such shares. Fidelity’s address is 82 Devonshire Street, Boston, Massachusetts, 02109. The address for each of PGALLC and PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917.

FMR LLC and Mr. Johnson, through their control of Fidelity, PGALLC and PGATC, each has sole voting and dispositive power over 22,239,783 shares, including 4,651,483 shares acquirable upon conversion of our preferred stock as reported above. Members of the family of Mr. Johnson are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees.

(6)	According to a Schedule 13G filed with the SEC on December 31, 2010, V. Prem Watsa and entities affiliated with Mr. Watsa, as described in more detail below, beneficially owned 51,396,056 shares of common stock, which included 29,811,458 shares of common stock acquirable upon the conversion of shares of our preferred stock. Mr. Watsa’s beneficial ownership of the shares of common stock listed in the table above consists of 277,000 shares owned directly by Mr. Watsa and 51,119,056 shares owned indirectly by Mr. Watsa through his affiliation with the following entities: 1109519 Ontario Limited, which is a corporation incorporated under the laws of Ontario (“1109519”), The Sixty Two Investment Company Limited, which is a corporation incorporated under the laws of British Columbia (“Sixty Two”), 810679 Ontario Limited, which is a corporation incorporated under the laws of Ontario (“810679”), Fairfax Financial Holdings Limited, which is a corporation incorporated under the laws of Canada (“Fairfax Financial”), and Fairfax Inc., which is a corporation incorporated under the laws of Wyoming; and (c) Odyssey America Reinsurance Corporation, which is a corporation incorporated under the laws of Connecticut (“Odyssey America”). The address for each of Mr. Watsa, 1109519, 810679 and Fairfax Financial is 95 Wellington Street West, Suite 800, Toronto, Ontario M5J 2N7. The address for Sixty Two is 1600 Cathedral Place, 925 West Georgia St., Vancouver British Columbia V6C 3L3, and the address for each of Fairfax Inc., and Odyssey America is 300 First Stamford Place, Stamford, Connecticut 06902.
(7)	According to a Schedule 13G filed with the SEC on February 10, 2011, the shares of common stock listed in the table above are beneficially owned by one or more open or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (the “Investment Management Subsidiaries”) of Franklin Resources, Inc. (“FRI”). Investment management contracts grant to the Investment Management Subsidiaries all investment and/or voting power over the securities owned by such investment management clients.

Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI and the Principal Shareholders may be deemed to be the beneficial owners of shares of our common stock. FRI, the Principal Shareholders and each of the Investment Management Subsidiaries disclaim any pecuniary interest in any of the shares. The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, California 94403.

(8)	According to a Schedule 13G filed with the SEC on January 24, 2011, the 27,181,183 shares of common stock listed in the table above are beneficially owned by Thornburg Investment Management, Inc. (“Thornburg”). The address of Thornburg is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The following is a discussion of transactions between us and our officers and directors and the beneficial owners of more than 5% of the outstanding shares of our common stock. We maintain a written policy that requires any related party transaction (as defined below) to be reviewed and approved by the disinterested members of our Board of Directors. A related party transaction is a transaction, proposed transaction, or series of similar transactions, in which (a) we are a participant, (b) the amount involved exceeds $120,000 and (c) a related person (as defined below) has or will have a direct or indirect material interest. A related person is (i) any person who is, or at any time since the beginning of our last fiscal year was, a director, executive officer, or nominee to become a director, (ii) a person known to be the 5% beneficial owner of any class of our voting securities, (iii) an immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee for director or more than 5% beneficial owner, and (iv) any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director or more than 5% beneficial owner. The written policy includes factors to be considered by the disinterested members of our Board of Directors when determining whether to approve a proposed related party transaction. Factors to be considered include the terms of the transaction with the related party, availability of comparable products or services from unrelated third parties, terms available from unrelated third parties and benefits provided to us by the transaction.

Oklahoma City Thunder Sponsorship and Suite License

Messrs. Ward and Dobson own a 19.23% and 3.85% interest, respectively, in Professional Basketball Club, LLC (“PBC”), which owns and operates the Oklahoma City Thunder (“Thunder”), a National Basketball Association team playing in Oklahoma City, where our headquarters is located. Like other prominent Oklahoma City-based companies, we entered into an agreement related to the sponsorship of the team in September 2008. Under the five-year agreement, we will pay an average annual sponsorship fee of approximately $3,275,000 for advertising and promotional activities related to the Thunder.

In addition, in October 2009, we entered into an agreement to license a suite at the arena where the Thunder plays its home games. Under the four-year agreement, we will pay an annual license fee in return for access to the suite during Thunder games and for other events held at the arena. The annual license fee for the first year is $200,000 and may increase each year at the option of PBC in an amount not to exceed 3% of the license fee for the previous year; provided that if PBC elects not to increase the license fee in any given year, then its option for each subsequent year shall be equal to an amount not to exceed 3% of the what the license fee would have been had PBC elected to increase the license fee 3% each year under the agreement.

Other Transactions with Mr. Ward

We lease rights to minerals under certain areas of land in northwest Oklahoma from TLW Land & Cattle LP (“TLW LC”), an entity in which Mr. Ward has an ownership interest. In 2010, we developed some of the surface lands associated with these mineral interests and paid $33,046 to TLW-LC pursuant to the development. We also paid royalties totaling $302,554 to TLW-LC in connection with the production of oil and natural gas from these properties.

In September 2010, we purchased a portion of the working interest in leases covering acreage in northeast Oklahoma from WCT Resources, L.L.C., a limited liability company formed in 2002 and owned by trusts established in 1989 for the benefit of Mr. Ward’s children (“WCT”), for $1,791,120, and in January 2011, we acquired a working interest in additional acreage in the area for $391,955. Our Board approved the transactions in accordance with its Related Party Transactions Policy. WCT also participates as a working interest owner in wells we operate in northwest Oklahoma, and during 2010, we paid revenue of $242,363 to WCT as a working interest owner.

From time to time, the Company purchases from Mr. Ward tickets to various sporting and other entertainment events for use by Company employees. During 2010, the Company paid Mr. Ward approximately $321,000 for use of such tickets.

Director Independence

The Board of Directors has determined that Messrs. Brewer, Dobson, Gilliland, Jordan, Oliver and Serota have no material relationships with the Company other than as directors and stockholders of the Company and are “independent” for purposes of the NYSE listing standards. Mr. Ward, our Chief Executive Officer, is not independent. In making these determinations, the Board considered all relevant facts and circumstances that could affect such person’s exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that Mr. Dobson’s interest in the transaction between the Company and the Oklahoma City Thunder, whereby the Company has agreed to be a corporate sponsor for the team and purchase a suite license from the team, is not material because Mr. Dobson’s minority ownership interest in the team is relatively small in value compared to his other business interests and the value derived by the Company pursuant to the sponsorship arrangement. Please see “Related Party Transactions” for a more detailed discussion of these transactions. The Board of Directors additionally has determined that all Audit Committee members meet the independence requirements for audit committee members set forth in Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

Set forth below is a summary of the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2010 and 2009.

	2010	2009
	(In thousands)
Audit Fees	$2,479	$2,198
Audit-Related Fees	—	55
Tax Fees	88	160
All Other Fees	—	—

Total	$2,567	$2,413

Audit Fees. Audit fees consist primarily of fees billed for professional services rendered for the audit of our annual financial statements and internal controls over financial reporting, review of the financial statements included in each of our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and/or used in conjunction with public and private securities offerings and work performed by tax professionals in connection with the audit and quarterly reviews. PricewaterhouseCoopers LLP has estimated that its audit fee for the annual audit of our financial statements for the 2011 fiscal year will be approximately $1.3 million to $1.45 million.

Audit-Related Fees. Audit-related fees consist primarily of due diligence, consultation regarding financial accounting and reporting standards and for the audit of financial statements presented in lieu of the financial statements required under Rule 3-05 of Regulation S-X with respect to certain assets acquired by the Company in 2010.

Tax Fees. Tax fees include all services performed by the firm’s tax division other than those related to the audit of financial statements.

All Other Fees. Other fees consist primarily of all fees billed for products and services provided by the firm other than those reported above.

The Audit Committee is responsible for approving in advance any services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee or its delegate unless the Audit Committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations. All of the services described above under audit fees, audit-related fees and tax fees for 2009 and 2010 were specifically pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011.

(2)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

By	/s/ TOM L. WARD
Tom L. Ward, Chairman of the Board and Chief Executive Officer

March 23, 2011

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

31.1	Section 302 Certification — Chief Executive Officer					*

31.2	Section 302 Certification — Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*