Form 10-K/A
period 2011-12-31
SANDRIDGE ENERGY INC
filed 2012-03-20
CIK 1349436

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates on June 30, 2011 was approximately $3.9 billion based on the closing price as quoted on the New York Stock Exchange. As of February 17, 2012, there were 416,301,620 shares of our common stock outstanding.

SANDRIDGE ENERGY, INC.

2011 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

SandRidge Energy, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 27, 2012 (“Annual Report”), to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than with respect to information provided under Item 15(3), of the Annual Report. The information included in this Amendment No. 1 is provided in lieu of incorporating by reference such information from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders. References to “SandRidge,” “us,” “we,” “Company” and “our” in this report refer to SandRidge Energy, Inc., together with its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

Board Structure

Our Board of Directors currently consists of seven directors and is divided into three classes as provided in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”). Stockholders elect a portion of our Board of Directors each year. Class III directors’ terms will expire at the Company’s 2012 annual meeting of stockholders, Class I directors’ terms will expire at the annual meeting of stockholders to be held in 2013 and Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2014. Currently, the Class III directors are Daniel W. Jordan and Everett R. Dobson; the Class I directors are Jim J. Brewer, William A. Gilliland and Jeffrey S. Serota; and the Class II directors are Tom L. Ward and Roy T. Oliver, Jr. At each annual meeting of stockholders, the stockholders will elect a successor to each of the directors whose term expires on the date of the meeting, or re-elect each such director, with each successor or re-elected director to serve from the time of election until the third annual meeting following election.

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

Directors

The names of the members of our Board of Directors and certain information concerning each of them as of February 29, 2012, are set forth below.

Class	Name	Age	Position
II	Tom L. Ward	52	Chairman and Chief Executive Officer
I	Jim J. Brewer	53	Director
III	Everett R. Dobson	52	Director
I	William A. Gilliland	74	Director
III	Daniel W. Jordan	55	Director
II	Roy T. Oliver, Jr.	59	Director
I	Jeffrey S. Serota	46	Director

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

Jeffrey S. Serota. Mr. Serota was appointed as a director of SandRidge Energy, Inc. in 2007. He has served as a Senior Partner in the Private Equity Group of Ares Management LLC, an alternative asset investment firm, since September 1997. Prior to joining Ares, Mr. Serota worked at Bear Stearns from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the board of directors of EXCO Resources, Inc. and WCA Waste Corporation and previously served on the boards of directors of Douglas Dynamics, Inc. and Lyondell Bassell, N.V. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

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

Significant senior management experience	Mr. Ward	Chief Executive Officer of the Company and former Director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Brewer	Co-founder and President of J-Brex Company and co-founder and director of Energynet.com

	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation

	Mr. Gilliland	Former Chairman, Chief Executive Officer and President of Cross-Continent Auto Retailers, Inc.

	Mr. Jordan	Former Vice President, Business of Riata Energy, Inc., former director and Vice President of Lariat Compression Company, and former Chairman, Chief Executive Officer and President of Jordan Drilling Fluids, Inc.

	Mr. Oliver	President of R.T. Oliver Investments, Inc., Chairman and President of Valliance Bank, N.A., former President of U.S. Rig and Equipment, Inc. and former director of Grey Wolf, Inc.

Experience overseeing public company financial management matters, including expertise in financial reporting and internal control	Mr. Brewer	Co-founder and President of J-Brex Company
	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation
	Mr. Serota	Current member of Audit Committee of Board of Directors of EXCO Resources, Inc.

Substantial experience in varied facets of the oil and natural gas industry	Mr. Ward	Senior positions in exploration and production companies, including as Chief Executive Officer and President of the Company and former Director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Brewer	Senior positions in oil and natural gas related businesses, including as President of J-Brex Company and director of Energynet.com

	Mr. Gilliland	Manager of Gillco Energy, L.P., an oil and natural gas exploration and production company

	Mr. Jordan	Senior positions in oil and natural gas services and exploration and production companies, including as former Vice President, Business of Riata Energy, Inc., former director and Vice President of Lariat Compression Company, and former Chairman, Chief Executive Officer and President of Jordan Drilling Fluids, Inc.

	Mr. Oliver	Former President of U.S. Rig and Equipment, Inc. and former director of Grey Wolf, Inc., drilling rig companies

	Mr. Serota	Current director of an exploration and production company, EXCO Resources, Inc.

Background in investing and capital raising activities	Mr. Ward	Chief Executive Officer and President of the Company and former Director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation and Chairman of Investment Committee of Southwestern Oklahoma State University Foundation

	Mr. Gilliland	Manager of Gillco Energy, L.P. and Gillco Investments, L.P., and former Chairman, Chief Executive Officer and President of Cross-Continent Auto Retailers, Inc.

Mr. Oliver	President of R.T. Oliver Investments, Inc., a diversified investment company with interests in energy, energy services, media and real estate, and Chairman and President of Valliance Bank, N.A.

Mr. Serota	Senior Partner in the Private Equity Group of Ares Management LLC, an independent Los Angeles-based investment firm, former vice president in the Investment Banking Department of Bear, Stearns & Co., and former employment with Dabney/Resnick, Inc., a boutique investment bank, where Mr. Serota specialized in merchant banking and capital raising activities for middle market companies and had primary responsibility for the firm’s bridge financing activities

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

Audit Committee. The Audit Committee, which currently consists of Messrs. Brewer, Dobson and Serota, oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures. Mr. Dobson serves as chairman of this committee and has been determined by our Board of Directors to be an “audit committee financial expert” as defined under the rules of the SEC. The Audit Committee met four times during 2011, and each member of the committee at that time attended at least 75% of all of the meetings held during this period.

Nominating and Governance Committee. The Nominating and Governance Committee, which consists of Messrs. Oliver and Jordan, advises the Board of Directors and makes recommendations regarding appropriate corporate governance practices; assists the Board of Directors with the identification and nomination of individuals qualified to become members of the Board of Directors; and maintains a succession plan for our Chief Executive Officer. Mr. Oliver serves as the chairman of this committee. The Nominating and Governance Committee met twice during 2011 and each member of the committee attended both meetings.

The Nominating and Governance Committee has the responsibility under its charter to recommend nominees for election to the Board of Directors. In considering candidates for the Board of Directors, the Nominating and Governance Committee considers the qualifications described above. The Nominating and Governance Committee equally considers candidates for the Board of Directors recommended from any reasonable source, including from any search firm engaged by the committee or from stockholders, provided the procedures set forth below are followed by stockholders who want to make recommendations to the committee.

Compensation Committee. The Compensation Committee, which currently consists of Messrs. Brewer, Gilliland and Jordan, establishes all compensation for our executive officers and reviews and makes recommendations with respect to our incentive compensation and benefit plans. Mr. Gilliland serves as chairman of the committee. The Compensation Committee met two times during 2011, and each member of the committee at that time attended at least 75% of all of the meetings held during the period.

In 2011, the Compensation Committee directly retained the services of an independent compensation consulting firm, Longnecker & Associates (“Longnecker”), to perform comparative analyses of compensation paid by exploration and production companies that compete with us in the labor and capital markets. No member of the Compensation Committee or any named executive officer has any affiliation with Longnecker. The committee periodically seeks input from Longnecker on a range of external market factors, including evolving compensation and market trends, appropriate comparison companies and market survey data. Longnecker’s analysis and recommendations are discussed further in the Compensation Discussion and Analysis below.

Corporate Governance Guidelines

Our Board of Directors has adopted corporate governance guidelines that define those governance practices of the Board that are not included in our Bylaws. Our Board of Directors has also adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and applies to all of our officers, directors and employees, and a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Senior Vice President — Accounting. Our corporate governance guidelines and codes can be found in the corporate governance section of our website at http://www.sandridgeenergy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our officers and directors and persons who own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes in ownership concerning their shares of our common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the fiscal year ended December 31, 2011, except for a late Form 4 filed on May 13, 2011 by Mr. Tipton for a sale of shares occurring on May 10, 2011.

Executive Officers

Set forth below is information regarding each of our executive officers as of February 29, 2012:

Name	Age	Position
Tom L. Ward	52	Chairman and Chief Executive Officer
Matthew K. Grubb	48	President and Chief Operating Officer
James D. Bennett	42	Executive Vice President and Chief Financial Officer
Rodney E. Johnson	55	Executive Vice President – Reservoir Engineering
Todd N. Tipton	56	Executive Vice President – Exploration
David C. Lawler	44	Executive Vice President – Operations
Wayne C. Chang	50	Senior Vice President – Midstream
Randall D. Cooley	58	Senior Vice President – Accounting
Philip T. Warman	41	Senior Vice President, General Counsel and Corporate Secretary
Kevin R. White	54	Senior Vice President – Business Development
Mary L. Whitson	51	Senior Vice President – Corporate and Human Resources

Tom L. Ward. Mr. Ward has served as our Chairman and Chief Executive Officer since June 2006 and was our President from December 2006 until January 2011. Biographical information about Mr. Ward can be found above under the heading “Directors.”

Matthew K. Grubb. Mr. Grubb has served as our President since January 2011 and as our Chief Operating Officer since June 2007. Prior to this, he served as our Executive Vice President – Operations since August 2006. Mr. Grubb was employed by Samson Resources beginning in 1995 and served as Division Operations Manager of East Texas and Southeast U.S. Regions for Samson Resources from 2002 through July 2006. Mr. Grubb earned a Bachelor of Science degree in Petroleum Engineering in 1986 and a Master of Science degree in Mechanical Engineering in 1988, both from Texas A&M University.

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

David C. Lawler. Mr. Lawler joined us as Executive Vice President – Operations in August 2011. Prior to joining the Company, Mr. Lawler served as Chief Executive Officer and President of PostRock Energy Corporation and its predecessor entities since August 2008 after having served as Chief Operating Officer of PostRock Energy Corporation’s predecessor entities from May 2007 through

August 2008. Prior to that, Mr. Lawler was employed by Shell Exploration & Production Company from May 1997 to May 2007 in roles of increasing responsibility, most recently as Engineering and Operations Manager for multiple assets along the U.S. Gulf Coast. Mr. Lawler graduated from the Colorado School of Mines in 1990 with a Bachelor of Science degree in Petroleum Engineering and earned his Master of Business Administration degree from Tulane University in 2003.

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

Mary L. Whitson. Ms. Whitson has served as our Senior Vice President – Corporate and Human Resources since June 2011 and had previously served as our Senior Vice President – Human Resources since September 2006. Ms. Whitson was the Vice President – Human Resources for Chesapeake Energy Corporation through August 2006, where she held human resources management positions of increasing responsibility for more than eight years. She attended Oklahoma State University and received a Bachelor of Science degree from the University of Central Oklahoma in 1996.

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

Name	Principal Position
Tom L. Ward	Chairman and Chief Executive Officer
Matthew K. Grubb	President and Chief Operating Officer
James D. Bennett	Executive Vice President and Chief Financial Officer
Todd N. Tipton	Executive Vice President – Exploration
Rodney E. Johnson	Executive Vice President – Reservoir Engineering

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

Our compensation program has remained competitive despite a fluctuating stock price over the last couple of years, primarily because the reasons for such fluctuation, we believe, were mainly due to commodity price fluctuation, uncertainty in global equity markets and delayed acceptance by the market of the Company’s transition from natural gas to oil. Providing competitive compensation to our executive team was particularly important during 2011, as the Company continued to execute its plan to move from being primarily a natural gas producer to one that produces primarily oil. In 2011, oil production comprised 80% of the Company’s production revenues with only 20% attributable to natural gas (compared to 64% oil and 36% natural gas in 2010 and 35% oil and 65% natural gas in 2009). Since 2009, the price of oil has increased from below $50 per Bbl to above $100 per Bbl while the price of natural gas declined from over $6.00 MMBtu to less than $2.40 MMBtu, consistent with the expectations of Company management in late 2008 when it developed the strategy to shift to oil. Providing competitive compensation in 2012 and future years will be key to the Company’s ability to implement the next phase of its strategic plan to increase EBITDA and oil production while at the same time reducing its leverage.

It is our belief that the Company’s current position as a premier independent oil producer in the Mid-Continent, west Texas, and, following the pending acquisition of Dynamic Offshore Resources, LLC, the Gulf of Mexico, is a direct result of attracting, retaining and motivating its current strong and experienced management team with the compensation discussed below. As described above and detailed further below under “Performance Evaluation,” we believe the Company has benefitted greatly from the leadership provided by the management team for which our executive compensation program is designed.

Philosophy

As illustrated in the table below, our philosophy for compensating executive officers, including our named executive officers, is to employ measured amounts of various types of compensation to achieve multiple and varied objectives.

Compensation Element	General Objectives	Key Features
Base Salary	Provide a fixed level of cash compensation for performing day-to-day responsibilities	Salary levels are intended to be competitive with our peers, while aligned with individual responsibilities and performance.

Cash Bonus Awards	Reward near-term operational and financial performance	Discretionary payments are intended to be competitive with our peers, while aligned with individual responsibilities and performance.

Long-Term Incentives	Align executives’ compensation with interests of stockholders, encourage retention and reward long-term operational and financial performance	Annual and semi-annual restricted stock grants vest ratably over four years.

Health, Welfare and Retirement Benefits	Maintain a competitive position in terms of attracting and retaining executives	Participation in health, welfare and 401(k) plans is on the same terms for all employees. Non-qualified deferred compensation plan is available to executives and certain other eligible employees.

Perquisites	Maintain a competitive position in terms of attracting and retaining executives though not intended to represent a significant role in total compensation	Includes benefits that allow our executives to work more efficiently and provide for their well-being, including air travel for certain of our named executive officers and some personal security services and accounting support for our Chief Executive Officer.

Additionally, we have entered into written employment agreements with each of our executive officers, including each named executive officer, to help ensure the retention of these individuals in a highly competitive marketplace.

Process

As further discussed below, Mr. Ward and our Senior Vice President – Corporate and Human Resources assume active roles in the evaluation, design and administration of our compensation program for all of our executive officers, including the named executive officers. Mr. Grubb and Mr. Bennett participate in making recommendations regarding, and administering, the program for executive officers other than the named executive officers.

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

Our Senior Vice President – Corporate and Human Resources works with the Compensation Committee and Longnecker to establish an agenda and prepare meeting materials for each meeting during which the committee reviews the compensation of our executive officers. Mr. Ward and our Senior Vice President – Corporate and Human Resources typically attend and participate in all or a portion of each Compensation Committee meeting, depending on the nature of the matters to be discussed. For the December 2010 and June and December 2011 compensation reviews, and taking into account the input of Messrs. Grubb and Bennett, Mr. Ward provided his recommendations regarding each element of executive officer compensation at the same time Longnecker provided its analysis. After receiving recommendations and analysis from Mr. Ward and Longnecker and considering the totality of the information provided, including its assessment of Company and individual performance, the Compensation Committee determined appropriate adjustments to our executives’ compensation.

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

For the purpose of the Compensation Committee’s review of compensation paid to our executive officers in 2011, the committee reviewed information assembled by Longnecker, which consisted of the executive compensation programs of the following companies:

Mid-sized Peer Companies	Large Peer Companies
ATP Oil & Gas Corporation	Anadarko Petroleum Corporation
Denbury Resources Inc.	Apache Corporation
Forest Oil Corporation	Chesapeake Energy Corporation
Newfield Exploration Company	Devon Energy Corporation
Petrohawk Energy Corporation	EOG Resources, Inc.
Pioneer Natural Resources Company	Noble Energy, Inc.
Plains Exploration & Production Company
Range Resources Corporation
Southwestern Energy Company
Ultra Petroleum Corp.

We refer to the companies whose compensation program information was used by the Compensation Committee collectively as our “Peer Companies.”

We believe we must recruit and retain executive officers with significant and diverse experience and skills to properly execute our business plan. In order to compete with larger Peer Companies (two of which are also headquartered in Oklahoma City) for appropriately qualified officers who are capable of handling a high degree of responsibility, we often pay compensation levels that are greater than those of mid-sized Peer Companies with total revenues comparable to ours. With the advice of Longnecker, our Compensation Committee may periodically review and update the companies that comprise our Peer Companies in order to continually make informed decisions regarding our executive compensation program.

At the time of the December 2011 compensation review, the amount of total direct compensation to be provided to our Chief Executive Officer was intended to be above and below the 90th percentiles of such amounts provided to chief executive officers at mid-sized Peer Companies and large Peer Companies, respectively. We intend for the amount of total direct compensation to be provided to our other named executive officers to be above the 90th and below the 50th percentiles of the amounts of total direct compensation provided to executive officers at mid-sized Peer Companies and large Peer Companies, respectively. The table below illustrates how each named executive officer’s total cash compensation and long-term incentive compensation (which, at the Company, is comprised of restricted stock awards) compare to similar compensation for comparable positions at mid-sized Peer Companies and large Peer Companies.

Named Executive Officer	Total Cash Compensation at Mid-Sized Peer Companies	Total Cash Compensation at Large Peer Companies	Long-Term Incentive Compensation at Mid-Sized Peer Companies	Long-Term Incentive Compensation at Large Peer Companies
Tom L. Ward	Above 90th percentile	Below 75th percentile	Above 90th percentile	Below 90th percentile
Matthew K. Grubb	Above 90th percentile	Below 75th percentile	Above 90th percentile	Below 75th percentile
James D. Bennett	Above 90th percentile	Below 75th percentile	Below 75th percentile	Below 50th percentile
Todd N. Tipton	Below 75th percentile	Below 50th percentile	Below 75th percentile	Below 50th percentile
Rodney E. Johnson	Above 90th percentile	Below 90th percentile	Below 90th percentile	Below 50th percentile

Elements of our Executive Compensation Program

As discussed above, the Compensation Committee employs multiple compensation elements as a means to achieve various objectives, including compensating executives for performing day-to-day responsibilities, recognizing and rewarding near-term performance, aligning the interests of executives and stockholders and retaining a highly qualified executive team. The most significant compensation elements employed by the committee to realize these goals include base salaries, cash bonuses and grants of long term incentive awards such as restricted stock. Because the committee’s paramount concerns are aligning the interests of executives and stockholders and retaining executive talent, it directs the largest portion of total direct compensation (salary plus bonus plus restricted stock awards) to restricted stock awards that vest over time.

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

The Compensation Committee evaluated Mr. Ward’s bonus recommendations for the compensation reviews conducted in June and December 2011. Following discussion and analysis of the factors referenced above, including an evaluation of the Company’s performance, and after making any necessary adjustments to Mr. Ward’s recommendations, the members of the Compensation Committee approved the cash bonus awards for our executive officers, including the payments to our named executive officers reflected in the Summary Compensation Table below.

Restricted Stock Grants. Our Board of Directors has the discretion to grant restricted stock under our 2005 Stock Plan and 2009 Incentive Plan pursuant to our restricted stock awards program. Restricted stock awards are generally granted on a semi-annual basis and typically vest over a four-year period, except under certain limited circumstances, including the annual grants to Mr. Ward under the terms of his employment agreement discussed below. We believe these long–term incentive awards help us to attract highly qualified individuals and align their compensation with the long-term interests of our stockholders. The four-year vesting period of these awards serves as a tool for the retention of our employees, including our executive officers. In addition, as with cash bonus awards, we believe awarding shares of restricted stock semi-annually encourages executive officer retention and continuity because (a) as compared to the more typical annual restricted stock award schedule, it reduces by half the amount of each restricted stock award as well as the horizon for an executive’s next vesting of restricted stock and (b) an executive officer must be employed by us on the relevant vesting date in order for unvested shares of restricted stock to be released to him.

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

Performance Evaluation

Oil and natural gas prices historically have been volatile and are beyond the control of our executive officers. Therefore, we do not currently base executive officer compensation decisions on pre-established performance targets as most of the applicable operational and financial performance measures are contingent upon the prices we receive or expect to receive from the sale of oil and natural gas and such measures do not necessarily reflect, in the short-term, certain key strategic decisions that have positioned the Company for long-term success. When making determinations regarding cash bonuses for, and restricted stock awards in, 2011, the Compensation Committee chiefly considered the executive team’s contributions to, and the long-term development and success of the Company with respect to identifying and acquiring new assets cost effectively and realizing the full potential of the Company’s existing asset base; achieving financial security and flexibility; and mitigating risk posed by fluctuating commodity prices. These elements are not specifically weighted in the committee’s consideration because the relative importance of each element may change from time to time and the responsibilities of each executive officer as they contribute to the achievement of any particular objective may vary. The committee considered the following in particular in 2011 and believes the compensation awarded appropriately reflects the executives’ contributions to the described achievements and the value created thereby:

Realizing Full Potential of Existing and Newly Acquired Assets

•	Increased production and reserves

•

During 2011, the Company increased oil production over 2010 to a record 11.83 MMBbls, while increasing consolidated Proved PV-10 by 52% over year end 2010 with a reserve replacement rate of 303%. These increases are mostly attributable to the Company’s successful drilling programs in the Mississippian Horizontal Play, where the Company has pioneered development and proven the play’s value, and the Permian Basin.

•	Horizontal Mississippian Play

•

During 2010 and 2011, the Company accumulated approximately 2 million acres in the Mississippian horizontal formation in Oklahoma and Kansas for a total cost of approximately $400 million, or $200 per acre.

•

In 2011 and early 2012, the Company took steps to monetize approximately 550,000 of these acres through royalty trust offerings and joint ventures for total expected consideration of approximately $2.33 billion, or $4,236 per acre.

•	The Company has retained its interest in 1.5 million acres with an implied value in excess of $6 billion and derives further value through significant royalty trust unit ownership.

•	Permian Basin

•

In August 2011, the Company monetized, through a royalty trust offering, approximately 16,000 acres in the Permian Basin, a fraction of the acreage the Company acquired through its $1.4 billion acquisition of Arena Resources, Inc. in 2010. The Company received approximately $584 million in proceeds in the offering while retaining a substantial ownership interest in the trust.

Financial Security and Flexibility and Risk Mitigation

•	In March 2011, the Company successfully refinanced $650 million of its 8.625% Senior Notes due 2015 with part of the proceeds from a $900 million offering of 7.5% Senior Notes due 2021.

•	In 2011, the Company sold certain non-core assets for approximately $582 million, which will help the Company fund its anticipated capital spending program in 2012.

•	The company reduced its net debt in 2011 by approximately $300 million.

•

Under executive management’s direction, the Company entered into derivative contracts in order to mitigate commodity price volatility inherent in the oil and natural gas industry. Specifically, the company has approximately 85% of estimated oil production over 2012 hedged at an attractive price of more than $99.00 per Bbl. In so doing, the Company increases the predictability of cash inflows and ensures funding for, and stabilizes rates of return associated with, longer term development plans.

In determining the cash bonus and restricted stock awarded to Mr. Ward, the Compensation Committee particularly considered Mr. Ward’s foresight in the horizontal development of the Mississippian play in Oklahoma and Kansas. Mr. Ward recognized before the Company’s competitors the potential for a large scale statistical development of what has become one of the premier oil exploitation plays in the United States. While the Mississippian formation in Oklahoma and Kansas had been developed with vertically drilled wells for many decades, its potential had gone largely untapped and unnoticed until the Company quietly and inexpensively leased millions of acres, which it is now aggressively developing. As excellent and consistent results were realized by the Company in the play, large independent producers and major integrated multinational companies turned their attention to the area and invested significant amounts of their own capital, driving up acreage costs after the Company had completed the large bulk of its planned acreage purchases. As a result, the Company has monetized, or is in the process of monetizing, approximately 28% of its Mississippian acreage position for approximately $2.33 billion, the entirety of which it acquired for approximately $400 million, enabling the Company to develop the acreage it has retained. In addition, the committee recognizes that the Company’s transition to an oil-focused producer is the result of Mr. Ward’s vision and, accordingly, his particular leadership is key to the Company’s success in the long-term. Further, the committee appreciates that, as a result of his nearly 20 years of experience as the co-founder of a successful multi-billion dollar exploration and production company, Mr. Ward is presented with opportunities that most other Peer Company executives do not have. Therefore, Mr. Ward’s cash bonus and restricted stock awards reward the specific achievements described, encourage similar achievements in the future, reflect the importance of his particular leadership, and address the risks associated with him choosing to pursue other opportunities.

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

Employment Agreements, Severance Benefits and Change in Control Provisions

Employment Agreements of our Named Executive Officers. We maintain employment agreements with our named executive officers to help ensure the retention of our executive officers in a competitive marketplace. These agreements are described in more detail below. Please read “— Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” These agreements provide for severance compensation to be paid if the employment of the named executive officer is terminated under certain conditions, such as a change in control or termination without cause, each as defined in the agreements.

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

•

Termination without Cause. If we terminate any of our named executive officers’ employment without cause, we will pay certain compensation and other benefits to the terminated named executive officer. We believe this arrangement is appropriate because it is consistent with the triggering events and associated payments found in employment agreements of companies that we compete against for executive-level talent. We also believe it is beneficial for us and our named executive officers to have a mutually agreed upon severance package in place prior to any termination event, which we believe provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders’ best interest.

Other Matters

Stock Ownership Guidelines and Hedging Prohibition. We do not currently have ownership requirements or a stock retention policy for our named executive officers in general. However, Mr. Ward’s employment agreement requires the value of the shares of our common stock that he beneficially owns to remain above 500% of his annual salary and bonus. Based on Mr. Ward’s salary and bonus paid during 2011, the current price of our common stock and Mr. Ward’s current share ownership levels, he is well above the required holding amount. We do not have a policy that restricts our executive officers from limiting their economic exposure to our stock. We will continue to periodically review best practices and reevaluate our position with respect to stock ownership and hedging guidelines.

Risk. Our compensation program for executives is designed to discourage excessive risk taking. In that regard, (i) cash bonuses are discretionary and not awarded pursuant to a formal plan or agreement or based on specific individual or Company performance metrics; and (ii) incentive compensation is currently provided only in the form of restricted stock awards, which (a) unlike awards in the form of stock options, do not provide an incentive to take unnecessary risk to increase stock price; (b) are not tied to formulas that could focus executives on specific short-term outcomes; and (c) vest over a four year to better align the compensation of our executive officers with the interests of our long-term stockholders.

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

Changes to Executive Compensation Due to Market Conditions. As of the date of this report, current economic conditions and recent difficulties in global markets have not affected how we evaluate executive compensation. However, we are mindful of the current state of the United States and world economies and continue to evaluate whether adjustments to executive compensation are appropriate in light of such circumstances.

Consideration of “Say on Pay” and “Say on Frequency” Voting Results. At our 2011 annual meeting of stockholders, the Company’s stockholders approved the compensation provided to our named executive officers in an advisory vote, with over 70% of ballots cast being voted to approve the executive compensation program. The Compensation Committee believes this affirms the stockholders’ support of the Company’s executive compensation program and, therefore, did not change its overall approach to compensation during 2011.

In addition, the Board considered the results of the stockholder vote in 2011 regarding how frequently stockholders wish to conduct future say on pay votes. Because a majority of votes cast expressed a preference for conducting a say on pay vote every three years, the Board determined to submit executive compensation for stockholder consideration triennially. Therefore, the Company’s next say on pay vote will be held at our 2014 annual meeting of stockholders. However, we welcome the input of our stockholders on our compensation policies and executive compensation program at any time, and not just in years in which we conduct stockholder votes on executive compensation.

Compensation Decisions for 2012. During the December 2011 compensation review, the Compensation Committee approved base salaries for our named executive officers for 2012 in the following amounts: Mr. Ward – $1,545,000; Mr. Grubb – $927,000; Mr. Bennett – $721,000; Mr. Tipton – $454,000 and Mr. Johnson – $454,000. In addition, the Compensation Committee approved the following awards of restricted stock for our named executive officers to be effective as of January 13, 2012: Mr. Ward – 2,018,634 shares; Mr. Grubb – 250,000 shares; Mr. Bennett – 93,750 shares; Mr. Tipton – 62,500 shares; and Mr. Johnson – 62,500 shares. In conjunction with the compensation review conducted in December 2011, each of our named executive officers entered into a new employment agreement with the Company, effective as of December 20, 2011, that amends and restates each of their prior employment agreements. Please read “— Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

Under the terms of Mr. Ward’s employment agreement, Mr. Ward will receive an annual grant of restricted stock with a value of at least $16,250,000 to be granted each January throughout the term of the agreement. These awards will be issued under the Company’s equity compensation plans, the terms of which shall govern the vesting and other terms and provisions of each award, as determined by the Compensation Committee. Further, if Mr. Ward is terminated without cause or in connection with a change in control of the Company, he will receive cash or shares equal in value to the annual stock grants he would have been entitled to receive over the following three years had his employment not been terminated. In considering this feature of Mr. Ward’s employment agreement, the committee recognized both Mr. Ward’s leadership during the Company’s transition to an oil focused producer, as well as his unique expertise in the oil and gas industry. The Compensation Committee determined this arrangement provides Mr. Ward with the appropriate incentive to remain with the Company on a long-term basis, which the committee believes is instrumental to the Company’s future growth, the achievement of its long-term goals and in the best interest of the Company and its stockholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report.

Compensation Committee Members

William A. Gilliland Jim J. Brewer Daniel W. Jordan

Summary Compensation

The following table sets forth the compensation of the named executive officers for each of the fiscal years ended December 31, 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(2)	All Other Compensation(3)	Total
Tom L. Ward Chairman and Chief Executive Officer	2011	$1,502,596	$1,523,000	$20,771,971	$1,463,935	$25,261,502
	2010	$1,500,000	$1,500,000	$17,284,585	$1,471,672	$21,756,257
	2009	$1,212,894	$1,350,000	$9,406,250	$1,772,829	$13,741,973

Matthew K. Grubb President and Chief Operating Officer	2011	$900,519	$914,000	$4,672,500	$338,626	$6,825,645
	2010	$755,770	$855,000	$2,127,335	$224,454	$3,962,829
	2009	$588,904	$675,000	$1,671,200	$170,068	$3,105,172

James D. Bennett(1) Executive Vice President and Chief Financial Officer	2011	$670,789	$710,500	$6,153,250	$204,913	$7,739,452
	2010	$—	$—	$—	$—	$—
	2009	$—	$—	$—	$—	$—

Todd N. Tipton Executive Vice President — Exploration	2011	$424,884	$447,500	$1,168,125	$119,904	$2,160,413
	2010	$401,692	$304,500	$585,015	$105,221	$1,396,428
	2009	$372,443	$289,000	$448,740	$96,972	$1,207,155

Rodney E. Johnson Executive Vice President — Reservoir Engineering	2011	$421,039	$447,000	$1,168,125	$123,060	$2,159,224
	2010	$376,924	$355,500	$425,465	$108,994	$1,266,883
	2009	$351,544	$325,000	$332,400	$96,929	$1,105,873

(1)	Employment with the Company began in January 2011.
(2)	Includes the aggregate fair value at date of each grant of restricted stock to a named executive officer. The value is calculated in accordance with Financial Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation. These amounts do not necessarily correspond to the actual value that will be realized by our named executive officers. The amount reported in this column for Mr. Bennett includes the aggregate fair value of shares of restricted stock granted to Mr. Bennett on February 1, 2011 in conjunction with his appointment as the Company’s Executive Vice President and Chief Financial Officer. See “— Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table” below for a description of the material features of these awards.
(3)	Each of the Company’s named executive officers other than Mr. Ward uses tickets for Oklahoma City Thunder professional basketball games that are provided to the Company in connection with the sponsorship arrangement discussed elsewhere in this report. However, no incremental cost is associated with such tickets. All Other Compensation provided to our named executive officers consists of the following:

Name	Year	Life Insurance Premiums	Company Matching Contributions to 401(k) Plan	Deferred Compensation Match	Other(a)	Perquisites(b)	Total
Tom L. Ward	2011	$360	$22,000	$428,000	$—	$1,013,575	$1,463,935
	2010	$360	$22,000	$426,269	$—	$1,023,043	$1,471,672
	2009	$360	$22,000	$327,356	$—	$1,423,113	$1,772,829
Matthew K. Grubb	2011	$360	$16,500	$252,635	$—	$69,131	$338,626
	2010	$360	$16,500	$207,594	$—	$—	$224,454
	2009	$360	$16,500	$153,208	$—	$—	$170,068
James D. Bennett	2011	$270	$16,500	$—	$122,399	$63,322	$204,913
	2010	$—	$—	$—	$—	$—	$—
	2009	$—	$—	$—	$—	$—	$—
Todd N. Tipton	2011	$360	$22,000	$97,544	$—	$—	$119,904
	2010	$360	$22,000	$82,861	$—	$—	$105,221
	2009	$360	$22,000	$74,612	$—	$—	$96,972
Rodney E. Johnson	2011	$360	$22,000	$100,700	$—	$—	$123,060
	2010	$360	$22,000	$86,634	$—	$—	$108,994
	2009	$360	$22,000	$74,569	$—	$—	$96,929

(a)	The amount reported in this column for Mr. Bennett represents amounts for relocation and temporary housing expenses paid to Mr. Bennett to move his family from Houston, Texas to Oklahoma City, Oklahoma pursuant to his employment by the Company, which began in January 2011.
(b)	The amount reported in this column for Mr. Ward in 2011includes (i) $783,533 for costs related to accounting support from our employees for Mr. Ward’s personal investments; (ii) $134,126 for costs related to personal use of Company aircraft; (iii) $11,648 for personal travel expenses; (iv) $77,446 for personal security provided to Mr. Ward and his family; and (v) $6,822 for club membership dues and fees. Accounting support costs include 50% of the salaries and bonuses paid to the employees primarily engaged in providing these services, 100% of the costs of the benefits the Company provides to these employees and the value of restricted stock awarded to such employees. The amounts attributable to aircraft usage and personal security are based on the incremental cost to the Company. Incremental cost for aircraft usage is based on direct operating costs, including fuel, airport fees and incremental pilot costs, of Company owned aircraft (excluding capital costs of the aircraft) and costs attributable to leasing aircraft not owned by the Company (based on hourly fees), and incremental cost for Mr. Ward’s personal security includes the cost of salaries and fees for security personnel. The amount reported in this column for Mr. Grubb includes (i) $61,669 for costs related to personal use of Company aircraft and (ii) $7,462 for club membership dues and fees. The amount reported in this column for Mr. Bennett includes (i) $60,900 for costs related to personal use of Company aircraft and (ii) $2,422 for club membership dues and fees.

Grants of Plan-Based Awards

The following table sets forth information about each grant of an equity award made to our named executive officers in 2011 pursuant to our restricted stock awards program.

Grants of Plan-Based Awards for the Year Ended December 31, 2011

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value
Tom L. Ward	January 14, 2011	1,625,000	$12,772,500
	July 8, 2011	738,640	$7,999,471
Matthew K. Grubb	January 14, 2011	250,000	$1,965,500
	July 8, 2011	250,000	$2,707,500
James D. Bennett	February 1, 2011	700,000	$5,341,000
	July 8, 2011	75,000	$812,250
Todd N. Tipton	January 14, 2011	62,500	$491,250
	July 8, 2011	62,500	$676,875
Rodney E. Johnson	January 14, 2011	62,500	$491,250
	July 8, 2011	62,500	$676,875

Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to gain an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Employment Agreements

Employment Agreement of Tom L. Ward. Mr. Ward serves as our Chief Executive Officer under the terms of an employment agreement, which became effective as of December 20, 2011 and is extended each year on the anniversary of the effective date so that, until the Company provides notice of non-renewal, the agreement’s remaining term is at least two years and no more than three years. The agreement entitles Mr. Ward to (i) an annual base salary of at least $1,545,000, subject to increase at the discretion of the Board of Directors; (ii) the opportunity to earn a cash bonus to be determined in the sole discretion of the Board of Directors or the Compensation Committee of the Board; and (iii) an annual grant of restricted stock with a value of at least $16,250,000 to be granted each January throughout the term of the agreement. The employment agreement also provides for the following forms of compensation to be provided to Mr. Ward:

•

compensation we provide to our employees that provide accounting support for his personal investments, excluding 50% of the salaries and bonuses paid to such individuals that Mr. Ward reimburses to the Company;

•	the fees and expenses related to one country club membership in Oklahoma City, Oklahoma;

•	use of the Company’s aircraft for personal travel by himself and his family and guests; and

•	participation in all of our benefit plans and programs.

Mr. Ward’s employment agreement also contains non-competition and confidentiality provisions in the event Mr. Ward’s employment with us is terminated and further includes provisions governing the payment of severance benefits if his employment is terminated by us without cause or in connection with a change in control. The agreement also addresses payments due upon the termination of Mr. Ward’s employment due to death or disability. For a description of these payments, please read “— Potential Payments upon Termination or Change in Control” below.

Additionally, if any of the payments or benefits described above are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), Mr. Ward is entitled to receive a gross-up payment equal to the amount of excise tax imposed plus all taxes imposed on the gross-up payment.

Employment Agreements of our Other Named Executive Officers. Each of our other named executive officers serves as an officer under the terms of an employment agreement, the initial term of which is effective as of December 20, 2011 and ends on December 31, 2013 and automatically extends for an additional one-year term on the expiration date of the agreement, unless terminated in accordance with its terms. Pursuant to each of these employment agreements, we agreed to pay an annual base salary equal to or greater than the minimum amount set forth in each respective agreement as follows: Mr. Grubb – $927,000; Mr. Bennett – $721,000; Mr. Tipton – $454,000; and Mr. Johnson – $454,000. The terms of the agreements also provide for (i) additional bonus compensation, to be determined in our sole discretion, (ii) awards of restricted stock under and subject to our equity compensation plans, (iii) the fees and expenses related to one membership in a club in the Oklahoma City, Oklahoma area; and (iv) benefits under all other benefit plans generally provided to our other executive officers. Under the terms of Mr. Bennett’s employment agreement, during 2012, his second year of employment with the Company, he is entitled to receive grants of restricted stock valued at not less than a total of $2,000,000, to be granted in two equal installments in each of July 2012 and January 2013.

Under the terms of their employment agreements, each of Messrs. Grubb, Bennett, Tipton, and Johnson will receive, upon a termination in connection with a change in control event, a lump sum cash payment in an amount equal to three times the sum of each of their respective base salary and average annual bonus.

Each employment agreement also includes provisions governing the payment of severance benefits if employment is terminated by us without cause or in connection with a change of control. Each agreement also addresses payments due upon termination due to death or disability. For a description of these payments, please read “— Potential Payments Upon Termination or Change in Control” below.

2005 Stock Plan

Prior to our initial public offering of our common stock in November 2007, we assumed the 2005 Stock Plan. The 2005 Stock Plan authorizes the granting of stock options, stock appreciation rights, restricted stock, phantom stock and other equity-based awards to our employees, directors and consultants. In addition, the 2005 Stock Plan authorizes cash-denominated awards that may be settled in cash, stock or any combination thereof. The purpose of the 2005 Stock Plan is to attract, retain and provide incentives to our officers, other associates, directors and consultants and to thereby increase overall stockholder value. Currently, only awards of restricted stock are made under the terms of the 2005 Stock Plan.

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

The 2005 Stock Plan authorizes 7,074,252 shares of common stock to be used for awards. As of February 29, 2012, 2,890,096 shares, representing 0.69% of the outstanding shares of our common stock, are available to be used for future awards. If an award made under the 2005 Stock Plan expires, terminates or is forfeited, cancelled, settled in cash without issuance of shares of common stock covered by the award, or if award shares are used to pay for other award shares, those shares will be available for future awards under the 2005 Stock Plan.

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

Subject to adjustments allowed under the 2009 Incentive Plan, the 2009 Incentive Plan authorizes up to 22,500,000 shares of common stock to be used for awards. As of February 29, 2012, 5,203,235 shares, representing 1.25% of the outstanding shares of our common stock, are available to be used for future awards. If any award made under the 2009 Incentive Plan expires or is terminated, surrendered or canceled without having been fully exercised, is forfeited in whole or in part, or results in any shares not being issued, the unused shares covered by such award shall again be available for grants under the plan. Further, shares tendered to the Company by a participant to exercise an award shall be added to the number of shares available for grants under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding equity awards held by each of our named executive officers as of December 31, 2011:

Outstanding Equity Awards as of December 31, 2011

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)
Tom L. Ward	4,643,824	(3)	$37,893,604
Matthew K. Grubb	818,750	(4)	$6,681,000
James D. Bennett	775,000	(5)	$6,324,900
Todd N. Tipton	213,749	(6)	$1,744,192
Rodney E. Johnson	189,999	(7)	$1,550,392

(1)	Each award is an award of restricted stock that vests in 25% increments on the first four anniversaries of the grant date.
(2)	Valuations are based on $8.16 per share, which was the last trading price for a share of our common stock on the NYSE on December 30, 2011.
(3)	Includes 58,593 shares of the 234,375 shares granted January 11, 2008; 34,091 shares of the 136,364 shares granted July 11, 2008; 250,000 shares of the 500,000 shares granted January 9, 2009; 312,500 shares of the 625,000 granted July 10, 2009; 609,375 shares of the 812,500 shares granted on January 8, 2010; 1,015,625 shares of the 1,354,167 shares granted on July 9, 2010; 1,625,000 shares granted on January 14, 2011; and 738,640 shares granted on July 8, 2011.
(4)	Includes 9,375 shares of the 37,500 shares granted January 11, 2008; 9,375 shares of the 37,500 shares granted July 11, 2008; 45,000 shares of the 90,000 shares granted January 9, 2009; 55,000 shares of the 110,000 shares granted July 10, 2009; 75,000 shares of the 100,000 shares granted on January 8, 2010; 125,000 shares of the 166,667 shares granted on July 9, 2010; 250,000 shares granted on January 14, 2011; and 250,000 shares granted on July 8, 2011.
(5)	Includes 700,000 shares granted on February 1, 2011 and 75,000 shares granted on July 8, 2011.
(6)	Includes 3,375 shares of the 13,500 shares granted January 11, 2008; 3,375 shares of the 13,500 shares granted July 11, 2008; 13,500 shares of the 27,000 shares granted January 9, 2009; 13,500 shares of the 27,000 shares granted July 10, 2009; 20,625 shares of the 27,500 shares granted January 8, 2010; 34,374 shares of the 45,833 shares granted July 9, 2010; 62,500 shares granted on January 14, 2011; and 62,500 shares granted on July 8, 2011.
(7)	Includes 2,500 shares of the 10,000 shares granted January 11, 2008; 2,500 shares of the 10,000 shares granted July 11, 2008; 10,000 shares of the 20,000 shares granted January 9, 2009; 10,000 shares of the 20,000 shares granted July 10, 2009; 15,000 shares of 20,000 shares granted January 8, 2010; 24,999 shares of the 33,333 shares granted July 9, 2010; 62,500 shares granted on January 14, 2011; and 62,500 shares granted on July 8, 2011.

Option Exercises and Stock Vested

The following table reflects the restricted stock of each of our named executive officers that vested during 2011. No stock options were outstanding or exercised in 2011.

Option Exercises and Stock Vested for the Year Ended December 31, 2011

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Tom L. Ward	1,071,852	$10,152,742
Matthew K. Grubb	146,667	$1,393,054
James D. Bennett	—	$—
Todd N. Tipton	48,584	$452,247
Rodney E. Johnson	32,084	$302,707

(1)	Valuations for all of the named executive officers are based on the last trading price for a share of our common stock on the NYSE on the applicable vesting date for shares of restricted stock held by a named executive officer.

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

Any assets we place in trust to fund future obligations of the NQDC Plan are subject to the claims of creditors in the event of our insolvency or bankruptcy. Participants have no greater rights than those of an unsecured creditor as to their rights to receive payment of deferred compensation from the plan.

The following table sets forth activity under the NQDC Plan for 2011:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End(2)
Tom L. Ward	$428,000	$428,000	$(55,394)	$—	$1,456,658
Matthew K. Grubb	$252,635	$252,635	$(34,095)	$—	$804,233
James D. Bennett	$—	$—	$—	$—	$—
Todd N. Tipton	$97,544	$97,544	$(25,311)	$—	$331,647
Rodney E. Johnson	$100,700	$100,700	$(42,422)	$—	$668,629

(1)	Matching contributions are made with shares of our common stock and are included as “All Other Compensation” in the Summary Compensation Table for the 2011 fiscal year.
(2)	Includes amounts included as All Other Compensation in the Summary Compensation Table for the 2010 and 2009 fiscal years equal to $545,264 and $327,356 for Mr. Ward; $263,868 and $153,208 for Mr. Grubb; $230,264 and $74,612 for Mr. Tipton; and $424,807 and $74,569 for Mr. Johnson, respectively.

Potential Payments Upon Termination or Change in Control

Severance Under Employment Agreement of Tom L. Ward

Termination Without Cause. In the event we terminate Mr. Ward’s employment without Cause (as defined in Mr. Ward’s employment agreement), Mr. Ward is entitled to receive (1) his base salary in effect on the date of termination for 36 months; (2) three times the average of his annual bonus for the three years preceding the termination; and (3) any vacation pay accrued but unused through the date of termination.

Termination in Connection with Change in Control. In the event that Mr. Ward’s employment is terminated within one year of a Change in Control event (as defined in the agreement) without Cause, death or disability, Mr. Ward is entitled to receive (1) a single, lump sum severance payment within ten days of termination equal to three times his base salary for the last twelve calendar months and bonus paid (based on an average of the last three annual bonuses paid) and (2) any applicable Gross-Up Payment (as defined below). If the foregoing amount is not paid within ten days after the Change in Control event, the unpaid amount will bear interest at a rate equal to 12% per annum. To the extent that any payment or distribution is subject to excise tax under Section 4999 of the Code or any other interest or penalties related to such excise tax (collectively, “Excise Tax”), the agreement provides we will pay an additional amount (the “Gross-Up Payment”) such that, after payment by Mr. Ward of all taxes on the Gross-Up Payment, he will retain an amount of the Gross-Up Payment equal to the Excise Tax.

In addition, notwithstanding any provision to the contrary in any option agreement, restricted stock agreement, plan or other agreement relating to equity based compensation, in the event of a termination without Cause or in connection with a Change in Control, (1) all of Mr. Ward’s units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock will immediately vest; (2) Mr. Ward’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for Mr. Ward’s termination; and (3) Mr. Ward will have the right to receive a lump sum payment equal to the value of the restricted stock that he would have received over the next three years if his employment with the Company had continued, payable, in the Company’s discretion, in cash or in shares (the “Long-Term Retention Incentive”). To the extent we are unable to provide for one or both of the rights described under either (1) or (2) above, we will provide in lieu thereof a lump-sum cash payment equal to the difference between the total value of such awards with the foregoing rights and the total value without the foregoing rights.

Termination for Cause. If Mr. Ward is terminated for Cause, we will have no obligation to provide further payments or benefits.

Voluntary Termination. If Mr. Ward voluntarily terminates with or without Cause, we have no further obligations except for any obligations expressly surviving termination of employment. If Mr. Ward desires to voluntarily terminate, he must give 90 days notice of his intent to terminate during which time he can use accrued vacation time or be paid for such days.

Termination due to Disability. If Mr. Ward’s employment is terminated due to disability, he is entitled to receive his base salary in effect on the date of termination for 36 months and any vacation pay accrued but unused through the date of termination.

Termination due to Death. If Mr. Ward’s employment terminates due to death, his estate is entitled to receive a lump sum payment equal to (1) his base salary in effect on the date of termination for 12 months; (2) the average of his annual bonus for the three preceding years; and (3) any vacation pay accrued but unused.

Severance Under Employment Agreements of our Other Named Executive Officers

Termination Without Cause. In the event we terminate a named executive officer’s employment without Cause (as defined in the executive’s employment agreement), the terminated executive is entitled to receive an amount equal to twelve months base salary in effect on the date of termination, and if at the time of such termination Mr. Ward is not the Chairman and Chief Executive Officer of the Company, then (a) all units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock granted and held by the executive immediately prior to such termination will immediately vest; and (b) the executive’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for the executive’s termination of employment.

Termination in Connection with Change in Control. In the event that employment is terminated within two years of a Change in Control event (as defined in the agreements) without Cause, death or disability, the executive is entitled to receive a single, lump sum severance payment within sixty days of termination equal to three times his base annual salary in effect on the date of termination and bonus paid (based on an average of the last three annual bonuses paid or such lesser number of years as he was employed). If the foregoing amount is not paid within sixty days after the Change in Control event, the unpaid amount will bear interest at a rate equal to 12% per annum. The right to this termination compensation upon a Change in Control is subject to the executive’s execution of a severance agreement at the time of termination which will operate as a release of all legally waivable claims against us. Such payment is further conditioned upon the executive’s compliance with all of the provisions of his employment agreement, including all post-employment obligations.

In addition, notwithstanding any provision to the contrary in any option agreement, restricted stock agreement, plan or other agreement relating to equity based compensation, in the event of a termination in connection with a Change in Control, all of the executive’s units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock (collectively, “awards”) will immediately vest. Further, the executive’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for the executive’s termination. To the extent we are unable to provide for one or both of the foregoing rights, we will provide in lieu thereof a lump-sum cash payment equal to the difference between the total value of such awards with the foregoing rights and the total value without the foregoing rights. The right to this termination compensation is subject to the executive’s execution of a severance agreement at the time of termination which will operate as a release of all legally waivable claims against us. Such payment is further conditioned upon the executive’s compliance with all of the provisions of his employment agreement, including all post-employment obligations.

Termination for Cause. If the executive is terminated for Cause, we will have no further obligation to provide further payments or benefits.

Voluntary Termination. If the executive voluntarily terminates with or without Cause, we have no further obligations except for any obligations expressly surviving termination of employment. If the executive desires to voluntarily terminate, he must give 30 days notice of his intent to terminate.

Termination due to Disability. If the executive’s employment is terminated due to disability, he is entitled to receive twelve months base salary in effect on the termination date. This amount will be reduced by any benefits payable under any disability plans provided by us pursuant to his employment agreement.

Termination due to Death. If the executive’s employment terminates due to death, his estate is entitled to receive a lump sum payment equal to his base salary in effect on the date of his death plus any vacation pay accrued but unused.

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

Summary of Potential Payments upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits that would have been payable to our named executive officers under their employment agreements assuming that each triggering event took place on December 31, 2011. While we have made reasonable assumptions regarding the amounts, there can be no assurance that the named executive officers would have received the amounts reflected below in the event of an actual termination of employment.

Name	Termination Other than for Cause		Termination for Cause	Termination in Connection with a Change in Control		Termination Due to Disability		Termination Due to Death
Tom L. Ward	$95,859,085	(a)	$—	$101,996,100	(b)	$42,736,585	(c)	$41,104,085	(d)
Matthew K. Grubb	$7,608,000	(e)	$—	$11,875,500	(f)	$927,000	(g)	$1,033,962	(h)
James D. Bennett	$7,045,900	(e)	$—	$10,619,400	(f)	$721,000	(g)	$804,192	(h)
Todd N. Tipton	$2,198,192	(e)	$—	$4,146,692	(f)	$454,000	(g)	$506,385	(h)
Rodney E. Johnson	$2,004,392	(e)	$—	$4,039,892	(f)	$454,000	(g)	$506,385	(h)

(a)	Amount includes (a) Mr. Ward’s base salary for thirty-six months ($4,635,000); (b) three times the average of Mr. Ward’s annual bonus (“Average Bonus”) for the last three years ($4,372,500); (c) the maximum value of his accrued vacation assuming he took no time off during the year ($207,981); (d) the vesting of all of Mr. Ward’s 4,643,824 shares of unvested restricted stock held as of December 31, 2011, based on an $8.16 per share price, which was the last trading price on December 30, 2011 (the “Vesting Benefit”) ($37,893,604); and (e) the Long-Term Retention Incentive ($48,750,000).

(b)	Amount includes (a) three times Mr. Ward’s base salary ($4,635,000); (b) three times the Average Bonus ($4,372,500); (c) a tax gross-up payment ($6,344,996); (d) the Vesting Benefit ($37,893,604); and (e) the Long-Term Retention Incentive ($48,750,000).
(c)	Amount includes (a) Mr. Ward’s base salary for thirty-six months ($4,635,000); (b) the maximum value of his accrued vacation assuming he took no time off during the year ($207,981); and (c) the Vesting Benefit ($37,893,604).
(d)	Amount includes (a) Mr. Ward’s base salary for twelve months ($1,545,000); (b) the Average Bonus ($1,457,500); (c) the maximum value of his accrued vacation assuming he took no time off during the year ($207,981); and (d) the Vesting Benefit ($37,893,604).
(e)	Amount includes each officer’s base salary for 12 months. Additionally, if Mr. Ward is not the Chairman and Chief Executive Officer of the Company at the time of such termination, each officer’s unvested restricted stock held as of December 31, 2011 would vest, providing him a benefit based on an $8.16 per share price, which was the last trading price on December 30, 2011. For Mr. Grubb, the benefit would equal $6,681,000 based on 818,750 shares; for Mr. Bennett, the benefit would equal $6,324,900 based on 775,000 shares; for Mr. Tipton, the benefit would equal $1,744,192 based on 213,749 shares; and for Mr. Johnson, the benefit would equal $1,550,392 based on 189,999 shares.
(f)	Amount includes (a) three times the sum of each officer’s base salary and average bonus paid for the last three years and (b) the vesting of all of each such officer’s shares of unvested restricted stock held as of December 31, 2011, providing each officer the benefit described in note (e) above.
(g)	Amount includes each officer’s base salary for 12 months.
(h)	Amount includes each officer’s base salary for 12 months, plus the maximum value of his accrued vacation assuming he took no time off during the year.

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

Director Compensation

Directors who also serve as employees receive no compensation for serving on our Board of Directors. Non-employee directors are each entitled to receive a $50,000 annual retainer. In addition, non-employee directors receive $12,500 for each in-person meeting attended, not to exceed $75,000 in any given year. In 2011, each non-employee director also received grants of shares of restricted stock that will vest in 25% increments on each of the first four anniversaries following the date of grant.

The following table sets forth the compensation of our non-employee directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Jim J. Brewer(2)	$91,667	$206,270	$297,937
Everett Dobson	$100,000	$275,011	$375,011
William A. Gilliland	$100,000	$275,011	$375,011
Daniel W. Jordan	$100,000	$275,011	$375,011
Roy T. Oliver, Jr.	$87,500	$275,011	$362,511
Jeffrey S. Serota	$100,000	$275,011	$375,011

(1)	Includes the aggregate fair value at date of each grant of restricted stock to a named executive officer. The value is calculated in accordance with Financial Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation. These amounts do not necessarily correspond to the actual value that will be recognized by our directors.
(2)	Amounts prorated for ten months of service.

Outstanding Equity Awards by Directors

The following table reflects all outstanding equity awards held by our directors as of December 31, 2011.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)
Jim J. Brewer	18,069	(3)	$147,443
Everett R. Dobson	58,829	(4)	$480,045
William A. Gilliland	71,656	(5)	$584,713
Daniel W. Jordan	71,656	(5)	$584,713
Roy T. Oliver, Jr.	71,656	(5)	$584,713
Jeffrey S. Serota	71,656	(6)	$584,713

(1)	Each award is an award of restricted stock that vests in 25% increments on the first four anniversary dates of the grant date.
(2)	Valuation based on $8.16 per share, the last trading price on December 30, 2011.
(3)	Includes 5,372 shares granted on March 31, 2011 and 12,697 shares granted on July 8, 2011.
(4)	Includes 2,652 shares of the 5,305 shares granted September 30, 2009; 9,513 shares of the 12,685 shares granted January 8, 2010; 16,473 shares of the 21,965 shares granted on July 9, 2010; 17,494 shares granted on January 14, 2011; and 12,697 shares granted on July 8, 2011.
(5)	Includes 787 shares of the 3,149 shares granted January 11, 2008; 484 shares of the 1,939 shares granted July 18, 2008; 6,369 shares of the 12,739 shares granted January 9, 2009; 5,701 shares of the 7,839 shares of the 15,679 shares granted July 10, 2009; 9,513 shares of the 12,685 shares granted January 8, 2010; 16,473 shares of the 21,965 shares granted on July 9, 2010; 17,494 shares granted on January 14, 2011; and 12,697 shares granted on July 8, 2011.
(6)	Includes 787 shares of the 3,149 shares granted January 11, 2008; 484 shares of the 1,939 shares granted July 18, 2008; 6,369 of the 12,739 shares granted January 9, 2009; 7,839 of the 15,679 shares granted July 10, 2009; 9,513 shares of the 12,685 shares granted January 8, 2010; 16,473 shares of the 21,965 shares granted on July 9, 2010; 17,494 shares granted on January 14, 2011; and 12,697 shares granted on July 8, 2011.

Compensation Committee Interlocks and Insider Participation

During 2011, the Compensation Committee consisted of Messrs. Gilliland, Jordan and Oliver, none of whom was an employee of the Company during 2011 or has ever been an officer of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table includes certain information as of December 31, 2011 regarding our equity incentive plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	—	—	8,878,681
Equity compensation plans not approved by stockholders(2)	—	—	2,690,070

(1)	Includes shares available for issuance under the 2009 Incentive Plan.
(2)	Includes shares available for issuance under the 2005 Stock Plan.

Security Ownership of Certain Beneficial Ownership and Management

The following table sets forth the number of shares of our common stock beneficially owned as of February 29, 2012, by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Exchange Act) known to beneficially own more than 5% of the outstanding shares of our common stock, (2) each named executive officer and director of the Company, and (3) all directors and executive officers of the Company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The following percentage information is calculated based on 416,301,620 shares of common stock that were outstanding as of February 29, 2012, plus any shares that may be acquired by each stockholder by April 29, 2012. Except as indicated below, the stockholders listed possess sole voting and dispositive power with respect to the shares beneficially owned by that person.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Tom L. Ward(1)	19,611,344	4.71%
Matthew K. Grubb	272,513	*
James D. Bennett	113,923	*
Rodney E. Johnson	73,644	*
Todd N. Tipton	85,017	*
Jim J. Brewer	10,373	*
Everett R. Dobson	44,662	*
William A. Gilliland(2)	1,652,253	*
Daniel W. Jordan	1,466,046	*
Roy T. Oliver, Jr.(3)	1,323,764	*
Jeffrey S. Serota(4)	16,794	*
V. Prem Watsa(5)	34,435,456	8.27%
Franklin Resources, Inc.(6)	22,924,798	5.51%
Thornburg Investment Management, Inc.(7)	23,223,604	5.58%
Blackrock, Inc.(8)	22,250,277	5.34%
Mount Kellet Capital Management LP(9)	21,919,807	5.26%
All directors and executive officers as a group	24,875,938	5.98%

*	Less than 1%
(1)	Includes 79,000 shares held through an IRA. Mr. Ward has pledged 19,472,847 of these shares as security for personal loans.
(2)	Includes 1,388,489 shares held by Gillco Energy, LP, for which Mr. Gilliland exercises voting and dispositive power. All of the shares held by Gillco Energy, LP are pledged as security.
(3)	Includes 1,280,000 shares held by Oliver Active Investments, LLC, for which Mr. Oliver exercises voting and dispositive power. The shares are held in a margin brokerage account and, along with other securities held in the account, are pledged from time to time.
(4)

Mr. Serota is a senior partner in the Private Equity Group of Ares Management LLC (“Ares Management”). Mr. Serota has been granted shares of restricted stock for his service as a director. Pursuant to a Rule 10b5-1 trading plan adopted by Mr. Serota, the vested portion of restricted stock granted by the Company to Mr. Serota has been or will be transferred to Ares Management LLC. To the extent Mr. Serota holds any shares, he holds them as a nominee on behalf of, and for the sole benefit of,

Ares Management and has assigned all economic, pecuniary and voting rights in respect of these securities to Ares Management and they will be transferred to Ares Management LLC upon vesting pursuant to the 10b5-1 trading plan. Mr. Serota disclaims beneficial ownership of all securities of our company directly and indirectly owned by Ares Management, except to the extent of any pecuniary interest of his in Ares Management.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2012, V. Prem Watsa and entities affiliated with Mr. Watsa, as described in more detail below, beneficially owned 34,158,456 shares of common stock, which included 29,811,458 shares of common stock acquirable upon the conversion of shares of our preferred stock. Mr. Watsa’s beneficial ownership of the shares of common stock listed in the table above consists of 277,000 shares owned directly by Mr. Watsa and 34,158,456 shares owned indirectly by Mr. Watsa through his affiliation with the following entities: 1109519 Ontario Limited, which is a corporation incorporated under the laws of Ontario (“1109519”), The Sixty Two Investment Company Limited, which is a corporation incorporated under the laws of British Columbia (“Sixty Two”), 810679 Ontario Limited, which is a corporation incorporated under the laws of Ontario (“810679”), Fairfax Financial Holdings Limited, which is a corporation incorporated under the laws of Canada (“Fairfax Financial”), Fairfax Inc., which is a corporation incorporated under the laws of Wyoming and Odyssey America Reinsurance Corporation, which is a corporation incorporated under the laws of Connecticut (“Odyssey America”). The address for each of Mr. Watsa, 1109519, 810679 and Fairfax Financial is 95 Wellington Street West, Suite 800, Toronto, Ontario M5J 2N7. The address for Sixty Two is 1600 Cathedral Place, 925 West Georgia St., Vancouver British Columbia V6C 3L3, and the address for each of Fairfax Inc., and Odyssey America is 300 First Stamford Place, Stamford, Connecticut 06902.
(6)	According to a Schedule 13G filed with the SEC on February 10, 2012, the shares of common stock listed in the table are all acquirable upon the conversion of shares of our preferred stock and are beneficially owned by one or more open or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (the “Investment Management Subsidiaries”) of Franklin Resources, Inc. (“FRI”). Investment management contracts grant to the Investment Management Subsidiaries all investment and/or voting power over the securities owned by such investment management clients.

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

(7)	According to a Schedule 13G filed with the SEC on February 3, 2012, the shares of common stock listed in the table above are beneficially owned by Thornburg Investment Management, Inc. (“Thornburg”). The address of Thornburg is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.
(8)	According to a Schedule 13G filed with the SEC on January 20, 2012, the shares of common stock listed in the table above are beneficially owned by one or more affiliates of BlackRock, Inc. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.
(9)	According to a Schedule 13G filed with the SEC on February 14, 2012, the shares of common stock listed in the table above are held in certain funds and managed accounts affiliated with Mount Kellett Capital Management LP (“Mount Kellett”). The address of Mount Kellett is 623 Fifth Avenue, 18th Floor, New York, New York 10022.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The following is a discussion of certain transactions between us and our officers and directors and the beneficial owners of more than 5% of the outstanding shares of our common stock. We maintain a written policy that requires any related party transaction (as defined below) to be reviewed and approved by the disinterested members of our Board of Directors. A related party transaction is a transaction, proposed transaction, or series of similar transactions, in which (a) we are a participant, (b) the amount involved exceeds $120,000 and (c) a related person (as defined below) has or will have a direct or indirect material interest. A related person is (i) any person who is, or at any time since the beginning of our last fiscal year was, a director, executive officer, or nominee to become a director, (ii) a person known to be the 5% beneficial owner of any class of our voting securities, (iii) an immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee for director or more than 5% beneficial owner, and (iv) any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director or more than 5% beneficial owner. The written policy includes factors to be considered by the disinterested members of our Board of Directors when determining whether to approve a proposed related party transaction. Factors to be considered include the terms of the transaction with the related party, availability of comparable products or services from unrelated third parties, terms available from unrelated third parties and benefits provided to us by the transaction.

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

In addition, in October 2009, we entered into an agreement to license a suite at the arena where the Thunder plays its home games. Under the four-year agreement, we will pay an annual license fee in return for access to the suite during Thunder games and for other events held at the arena. The annual license fee for the first year is $200,000 and may increase each year at the option of PBC in an amount not to exceed 3% of the license fee for the previous year; provided that if PBC elects not to increase the license fee in any given year, then for the following year shall be equal to an amount not to exceed 3% of what the license fee would have been had PBC elected to increase the license fee 3% each year under the agreement.

Other Transactions with Mr. Ward

We own wells on certain areas of land in northwest Oklahoma under which TLW Land & Cattle LP (“TLW LC”), an entity in which Mr. Ward has an ownership interest, owns a royalty interest. In 2011, we paid royalties totaling $925,735 to TLW-LC in connection with the production of oil and natural gas from these properties.

In January 2011, we purchased a portion of the working interest in leases covering acreage in northeast Oklahoma from WCT Resources, L.L.C., a limited liability company formed in 2002 and owned by trusts established in 1989 for the benefit of Mr. Ward’s children (“WCT”), for $391,955. WCT also participates as a working interest owner in wells we operate in northwest Oklahoma, and during 2011, we paid revenue of $168,196 to WCT as a working interest owner.

From time to time, the Company purchases from Mr. Ward, at his cost, tickets to various sporting and other entertainment events for use by Company employees. During 2011, the Company paid Mr. Ward approximately $244,000 for use of such tickets.

Proposed Transaction with Mr. Oliver

The Company is contemplating entering into a commercial lease to rent space in a building owned by an entity that is partially owned by one of our directors, Mr. Oliver. The proposed terms provide for an initial lease term of up to five years with annual rent being approximately $510,000. The Company would be allowed to apply the cost of any renovations made by it to the rent amount. The terms of the lease were received and approved by our Board of Directors and we believe that the rent expense to be paid under the lease is at a fair market rate.

Director Independence

The Board of Directors has determined that Messrs. Brewer, Dobson, Gilliland, Jordan, Oliver and Serota have no material relationships with the Company other than as directors and stockholders of the Company and are “independent” for purposes of the NYSE listing standards. In making these determinations, the Board considered all relevant facts and circumstances that could affect such person’s exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that Mr. Dobson’s interest in the transaction between the Company and the Oklahoma City Thunder, whereby the Company has agreed to be a corporate sponsor for the team and purchase a suite license from the team, is not material because Mr. Dobson’s minority ownership interest in the team is relatively small in value compared to his other business interests and the value derived by the Company pursuant to the sponsorship arrangement. The Board also determined that the lease between an entity that is partially owned by Mr. Oliver and the Company is not material because of its relatively small value compared to Mr. Oliver’s other business interests and the Company’s overall facilities costs. Please see “Related Party Transactions” for a more detailed discussion of these transactions. The Board of Directors additionally has determined that all Audit Committee members meet the independence requirements for audit committee members set forth in Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

Set forth below is a summary of the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2011 and 2010.

	2011	2010
	(In thousands)
Audit Fees	$2,638	$2,479
Audit-Related Fees	106	—
Tax Fees	20	88
All Other Fees	—	—

Total	$2,764	$2,567

Audit Fees. Audit fees consist primarily of fees billed for professional services rendered for the audit of our annual financial statements and effectiveness of internal control over financial reporting, review of the financial statements included in each of our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and/or used in conjunction with public and private securities offerings and work performed by tax professionals in connection with the audits and quarterly reviews.

Audit-Related Fees. Audit-related fees consist primarily of due diligence, consultation regarding financial accounting and reporting standards and for the audit of financial statements presented in lieu of the financial statements required under Rule 3-05 of Regulation S-X with respect to certain assets acquired by the Company in 2011.

Tax Fees. Tax fees include all services performed by the firm’s tax division other than those related to the audit of financial statements.

All Other Fees. Other fees consist primarily of all fees billed for products and services provided by the firm other than those reported above.

The Audit Committee is responsible for approving in advance any services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee or its delegate unless the Audit Committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations. All of the services described above under audit fees, audit-related fees and tax fees for 2011 and 2010 were pre-approved by the Audit Committee. Specifically, the committee has pre-approved the use of PricewaterhouseCoopers LLP for detailed, specific types of tax advisory services related to compliance, technical interpretations, acquisition/disposition services, including due diligence, and federal and state audits.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 27, 2012.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed in the index below are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

By	/S/ TOM L. WARD
Tom L. Ward, Chairman of the Board and Chief Executive Officer

March 20, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Other

2.1.1	Agreement and Plan of Merger, dated as of April 3, 2010, among SandRidge Energy, Inc., Steel Subsidiary Corporation and Arena Resources, Inc.	8-K	001-33784	2.1	04/05/2010

2.1.2	Amendment No. 1, dated as of May 27, 2010, to the Agreement and Plan of Merger, dated as of April 3, 2010, among SandRidge Energy, Inc., Steel Subsidiary Corporation and Arena Resources, Inc.	8-K	001-33784	2.1	05/28/2010

2.1.3	Amendment No. 2, dated as of June 1, 2010, to the Agreement and Plan of Merger, dated as of April 3, 2010, among SandRidge Energy, Inc., Steel Subsidiary Corporation and Arena Resources, Inc.	8-K	001-33784	2.1	06/02/2010

2.1.4	Equity Purchase Agreement, dated as of February 1, 2012, among SandRidge Energy, Inc., Dynamic Offshore Holding, LP and R/C Dynamic Holdings, L.P. (solely with respect to Section 9.2).	8-K	001-33784	2.1	02/03/2012

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	01/30/2008

3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	08/09/2010

3.3	Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	01/21/2009

3.4	Certificate of Designation of 6.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	12/22/2009

3.5	Certificate of Designation of 7.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/10/2010

3.6	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	03/09/2009

4.1	Specimen Stock Certificate representing common stock of SandRidge Energy, Inc.	S-1	333-148956	4.1	01/30/2008

4.2	Indenture, dated May 1, 2008, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	05/02/2008

4.3	First Supplemental Indenture, dated March 15, 2011, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.3	03/18/2011

4.4	Indenture, dated May 20, 2008, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	05/21/2008

4.5	Indenture, dated May 14, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	05/15/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Other

4.6	Indenture, dated December 16, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	12/22/2009

4.7	Indenture, dated March 15, 2011, by and among the SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	03/18/2011

10.1†	Executive Nonqualified Excess Plan	8-K	001-33784	10.1	07/15/2008

10.2†	Riata 2005 Stock Plan	S-1	333-148956	10.2	01/30/2008

10.2.1†	Form of Restricted Stock Award Agreement under 2005 Stock Plan	10-K	001-33784	10.2.1	03/07/2008

10.3†	SandRidge Energy, Inc. 2009 Incentive Plan	8-K	001-33784	10.1	06/09/2009

10.4.1†	Employment Agreement of Tom L. Ward, effective as of December 20, 2011	8-K	001-33784	10.1	12/27/2011

10.4.2†	Employment Agreement, effective as of December 20, 2011, between SandRidge Energy, Inc. and James D. Bennett	8-K	001-33784	10.3	12/27/2011

10.4.3†	Form of Employment Agreement for the President and Executive Vice Presidents of SandRidge Energy, Inc.	8-K	001-33784	10.2	12/27/2011

10.5†	Form of Indemnification Agreement for directors and officers	S-1	333-148956	10.5	01/30/2008

10.6†	Transition Agreement, dated December 20, 2010, between Dirk M. Van Doren and SandRidge Energy, Inc.	8-K	001-33784	10.1	12/22/2010

10.7.1	Amended and Restated Credit Agreement, dated April 22, 2010, among SandRidge Energy, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-33784	10.1	04/28/2010

10.7.2	Amendment No. 1 and Scheduled Determination of the Borrowing Base to the Amended and Restated Credit Agreement, dated October 22, 2010, among SandRidge Energy, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-33784	10.1	10/28/2010

10.7.3	Amendment No. 2 to the Amended and Restated Credit Agreement, dated February 23, 2011, among SandRidge Energy, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	10-K	001-33784	10.7.3	02/28/2011

10.7.4	Amendment No. 3 to the Amended and Restated Credit Agreement, dated April 20, 2011, among SandRidge Energy, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	10-Q	001-33784	10.4	05/09/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Other

10.7.5	Amendment No. 4 to the Amended and Restated Credit Agreement, dated , December 22, 2011, among SandRidge Energy, Inc., each Lender party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer					*	*

10.8	Construction Management Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	001-33784	10.1	08/07/2008

10.9	Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	001-33784	10.2	08/07/2008

10.11	Gas Gathering Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Exploration and Production, LLC	10-Q	001-33784	10.5	08/06/2009

10.12	Operations and Maintenance Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Midstream, Inc.	10-Q	001-33784	10.6	08/06/2009

10.13	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust I	8-K	001-33784	10.1	04/14/2011

10.14	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-33784	10.1	08/19/2011

10.16	Registration Rights Agreement, dated March 15, 2011, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and RBC Capital Markets, LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers	8-K	001-33784	4.2	03/18/2011

10.17	Purchase Agreement, dated March 2, 2011, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and RBC Capital Markets, LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-33784	10.1	03/07/2011

10.18	Registration Rights Agreement, dated as of February 1, 2012, between SandRidge Energy, Inc. and Dynamic Offshore Holding, LP	8-K	001-33784	10.1	02/03/2012

21.1	Subsidiaries of SandRidge Energy, Inc.	S-4	333-148956	21.1	09/26/2011

23.1	Consent of PricewaterhouseCoopers LLP					*	*

23.2	Consent of DeGolyer and MacNaughton					*	*

23.3	Consent of Netherland, Sewell & Associates, Inc.					*	*

23.4	Consent of Lee Keeling and Associates, Inc.					*	*

24.1	Power of Attorney					*	*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Other

31.1	Section 302 Certification—Chief Executive Officer					*

31.2	Section 302 Certification—Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*

99.1	Report of Netherland, Sewell & Associates, Inc.					**

99.2	Report of Lee Keeling and Associates, Inc.					**

101.INS	XBRL Instance Document					**

101.SCH	XBRL Taxonomy Extension Schema Document					**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF	XBRL Taxonomy Extension Definition Document					**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.
**	Previously filed with annual report on Form 10-K for year ended December 31, 2011 filed February 27, 2012.