Form 10-K/A
period 2012-12-31
SANDRIDGE ENERGY INC
filed 2013-04-30
CIK 1349436

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

SANDRIDGE ENERGY, INC.

2012 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

SandRidge Energy, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013 (“Annual Report”), to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than with respect to information provided under Item 15(3), of the Annual Report. The information included in this Amendment No. 1 is provided in lieu of incorporating by reference such information from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders. References to “SandRidge,” “us,” “we,” “Company” and “our” in this report refer to SandRidge Energy, Inc., together with its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

Board Structure

Our Board of Directors currently consists of ten directors and is divided into three classes as provided in our Bylaws. Stockholders elect a portion of our Board of Directors each year. Except as otherwise noted below, Class I directors’ terms will expire at the annual meeting of stockholders to be held in 2013, Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2014 and Class III directors’ terms will expire at the annual meeting of stockholders to be held in 2015. Currently, the Class I directors are Jim J. Brewer, William A. Gilliland and Jeffrey S. Serota; the Class II directors are Stephen C. Beasley, Edward W. Moneypenny, Roy T. Oliver, Jr. and Tom L. Ward; and the Class III directors are Everett R. Dobson,, Alan J. Weber and Dan A. Westbrook. At each annual meeting of stockholders, the stockholders elect a successor to each of the directors whose term expires on the date of the meeting, or re-elect each such director, with each successor or re-elected director to serve from the time of election until the third annual meeting following election.

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

Directors

The names of the members of our Board of Directors and certain information concerning each of them as of March 31, 2013, are set forth below. Each of Messrs. Beasley, Moneypenny, Weber and Westbrook were appointed as directors in March 2013 pursuant to the Settlement Agreement, dated March 13, 2013 (the “Settlement Agreement”), between the Company and TPG-Axon Partners, LP, and some of its affiliates (“TPG-Axon”).

Class	Name	Age	Position
II	Tom L. Ward	53	Chairman and Chief Executive Officer
II	Stephen C. Beasley	61	Director
I	Jim J. Brewer	54	Director
III	Everett R. Dobson	53	Director
I	William A. Gilliland	75	Director
III	Daniel W. Jordan(1)	56	Director
II	Edward R. Moneypenny	71	Director
II	Roy T. Oliver, Jr.	60	Director
I	Jeffrey S. Serota	47	Director
III	Alan J. Weber	64	Director
III	Dan A. Westbrook	60	Director

(1)	Mr. Jordan tendered his resignation from the Board of Directors, effective April 29, 2013.

Tom L. Ward. Mr. Ward has served as our Chairman and Chief Executive Officer since June 2006 and as our President from December 2006 until January 2011. Prior to joining the Company, he served as director, President and Chief Operating Officer of Chesapeake Energy Corporation from the time he co-founded the company in 1989 until February 2006. From February 2006 until June 2006, Mr. Ward managed his private investments. Mr. Ward graduated from the University of Oklahoma with a Bachelor of Business Administration in Petroleum Land Management.

Stephen C. Beasley. Mr. Beasley was appointed as a director in March 2013 pursuant to the Settlement Agreement. For additional information, see “Settlement with TPG-Axon.” Mr. Beasley founded Eaton Group Inc., a Houston-based executive leadership and strategic investment firm, in 2008, and currently serves as its President and Chief Executive Officer. He previously served as the President of El Paso Corporation’s Eastern Pipeline Group and was a member of El Paso Corporation’s nine-member Corporate Executive Committee. In this role, Mr. Beasley was Chairman and President of Tennessee Gas Pipeline Company and ANR Pipeline Company – two of the largest and most complex natural gas transmission systems in the United States. Mr. Beasley currently serves on the board of directors for BPZ Resources, Inc., an international exploration and production company with primary operations in South America, and Space Services Holdings Inc., a privately-held space transportation and remote sensing company. He previously served as an outside director on the board of directors for Williams Pipeline Partners L.P., Southern Union Company and C Sixty Inc., a privately held nano-biotechnology company. Mr. Beasley earned a Bachelor of Arts degree in Biology from The University of Texas at Austin, and currently serves on several of The University of Texas System development and advisory boards. He also serves as Chair of The Brookwood Community and The Briarwood School in the Houston, Texas area.

Jim J. Brewer. Mr. Brewer was appointed as a director in 2011. Mr. Brewer, a geologist, has almost 30 years of experience in the oil and gas business. In 1987, Mr. Brewer co-founded J-Brex Company, a private oil and gas and real estate company, of which he is the President. He co-founded Energynet.com, a large on-line oil and gas property auction service in 1999, and currently serves on its board of directors. Mr. Brewer has degrees in geology and mathematics from West Texas State University.

Everett R. Dobson. Mr. Dobson was appointed as a director in 2009. Since 2012, he has served as Chief Executive Officer of Dobson Technologies, a private landline, fiber optic and data storage business. From November 2003 to 2012, he also served as Chairman for Dobson Technologies. The founder of Dobson Communications Corporation, a telecommunications company listed on NASDAQ until its 2007 sale, Mr. Dobson served as its Chairman and Chief Executive Officer from 1996 until 2005 and as its Executive Chairman from 2005 until 2007, when the company was sold. Mr. Dobson holds a Bachelor of Arts degree in Economics from Southwestern Oklahoma State University and has served on its Foundation board of directors since 1991.

William A. Gilliland. Mr. Gilliland was appointed as a director in 2006. Mr. Gilliland has served as managing partner of several personal and family investment partnerships, including. Gillco Energy, L.P. and Gillco Investments, L.P., since April 1999. Prior to this, Mr. Gilliland was the founder, Chairman, Chief Executive Officer and President of Cross-Continent Auto Retailers, Inc. Mr. Gilliland holds a Bachelor of Business Administration from North Texas State University.

Daniel W. Jordan. Mr. Jordan was appointed as a director in 2006. On March 13, 2013, under the terms of the Settlement Agreement, Mr. Jordan tendered his resignation from the Board of Directors, effective June 30, 2013, and on April 29, 2013, Mr Jordan resigned from the Board effective immediately. For additional information, see “Settlement with TPG-Axon.” Mr. Jordan served as a director and Vice President of Lariat Compression Company from August 2003 to September 2005. From October 2005 through August 2006, Mr. Jordan served as Vice President, Business of Riata Energy, Inc., our predecessor. Since September 2006, Mr. Jordan has been involved in private investments. Prior to becoming a director of the Company, Mr. Jordan founded Jordan Drilling Fluids, Inc. and served as its Chairman, President and Chief Executive Officer from March 1984 to July 2005. Mr. Jordan sold Jordan Drilling Fluids, Inc. and its wholly owned subsidiary, Anchor Drilling Fluids USA Inc., in July 2005. At that time, Anchor Drilling Fluids USA Inc. was the largest privately held North American drilling fluids firm.

Edward R. Moneypenny. Mr. Moneypenny was appointed as a director in March 2013 pursuant to the Settlement Agreement. For additional information, see “Settlement with TPG-Axon.” From 2002 until his retirement in January 2006, Mr. Moneypenny was the Senior Vice President of Finance and Chief Financial Officer of 7-Eleven, Inc., a worldwide chain of convenience stores. In 2001, he served as the Executive Vice President of Finance and Chief Financial Officer of Covanta Energy Corporation, which owns and operates infrastructure for the conversion of waste to energy. In addition, Mr. Moneypenny was the Chief Financial Officer at two former Fortune 500 companies in the energy industry, Florida Progress Corporation and Oryx Energy Corporation, prior to 2001. At Oryx Energy Corporation, Mr. Moneypenny was the Chief Financial Officer and a member of the board of directors. Mr. Moneypenny is currently a Vice Chairman of the Board of Trustees of Saint Joseph’s University in Philadelphia, Pennsylvania, where he has served since May 2006, as well as Chairman of the Finance Committee and a member of the Audit, Executive and Strategic Planning Committees. From June 2006 to June 2012, he served on the board of directors of New York & Company, Inc., a publicly-traded specialty retailer of women’s fashion and accessories, as a member of the Audit Committee. He also served on the board of directors of Timberland Company, a specialty retail company, as Chairman of the Audit Committee and a member of the Compensation Committee from May 2005 to September 2011. Mr. Moneypenny graduated from Saint Joseph’s University with a Bachelor of Science degree in Accounting and received a Master of Science in Accounting Science from the University of Illinois. He is also a Certified Public Accountant (inactive).

Roy T. Oliver, Jr. Mr. Oliver was appointed as a director in 2006. Mr. Oliver has served as President of R.T. Oliver Investments, Inc., a diversified investment company with interests in energy, energy services, media and real estate, since August 2001. The company presently owns the largest portfolio of class A office properties in Oklahoma. He has served as Chairman and President of Valliance Bank, N.A. since August 2004. He founded U.S. Rig and Equipment, Inc. in 1980 and served as its President until its assets were sold in August 2003. Mr. Oliver is a graduate of the University of Oklahoma with a Bachelor of Business Administration degree. He serves on The University of Oklahoma Michael F. Price College of Business Board of Advisors.

Jeffrey S. Serota. Mr. Serota was appointed as a director in 2007. He has served as a Senior Partner in the Private Equity Group of Ares Management LLC, an alternative asset investment firm, since September 1997. Prior to joining Ares, Mr. Serota worked at Bear Stearns from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the board of directors of EXCO Resources, Inc. and WCA Waste Corporation and previously served on the boards of directors of Douglas Dynamics, Inc. and Lyondell Bassell, N.V. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

Alan J. Weber. Mr. Weber was appointed as a director in March 2013 pursuant to the Settlement Agreement. For additional information, see “Settlement with TPG-Axon.” Mr. Weber is currently the Chief Executive Officer of Weber Group LLC, an investment management firm where he has served since 2005. Since 2009, Mr. Weber has served as an Operating Partner and

Chairman of the Financial Services Advisory Board at Arsenal Capital Partners, LLC, a private equity firm, Chairman of KGS-Alpha Capital Markets, a fixed income broker-dealer, and a director of the board of iTransfer, Inc., a money transfer company. Mr. Weber also has been a member of the board of Broadridge Financial Solutions, Inc., an investor communications and securities processing company, since 2007, a director of Diebold, Inc., a provider of integrated self-service delivery systems and security services, since 2005, and a director of OnForce, Inc., a technology services company, since 2003. In addition, Mr. Weber is the former Chairman and Chief Executive Officer of U.S. Trust Co., a 150-year-old firm specializing in trusts, investment management, tax and estate planning, private banking, alternative investments and philanthropic consulting. Prior to joining U.S. Trust Co. in October 2002, Mr. Weber was Vice Chairman and Chief Financial Officer at Aetna, Inc., where he was responsible for capital management, information technology, investor relations, e-business and financial operations. Mr. Weber worked at Citicorp (which merged with Travelers Group to form Citigroup, Inc. in 1998) from 1971 to 1998, holding senior positions in corporate banking, consumer banking and corporate operations and technology. He was Chairman of Citibank International, an Executive Vice President of Citibank and also served as a member of Citibank’s Policy Committee. In addition, for six years, Mr. Weber led Citibank’s Global Financial Institutions and Transaction Services business. During his 27-year tenure at Citibank, he managed businesses in approximately 30 countries, including assignments in Japan, Italy and Latin America.

Dan A. Westbrook. Mr. Westbrook was appointed as a director in March 2013 pursuant to the Settlement Agreement. For additional information, see “Settlement with TPG-Axon.” Since October 2007, Mr. Westbrook has served on the board of directors of Enbridge Energy Management, L.L.C. and Enbridge Energy Company, Inc., an energy delivery company, and as a member of the Audit, Finance and Risk Committee for each. He has been President of the board of directors and a member of the Executive Committee of the Carrie Tingley Hospital Foundation, which funds and supports the UNM Carrie Tingley Hospital, a pediatric rehabilitative hospital, since November 2008, and has been a member of the Executive Network of the Frontier Strategy Group, a company that provides business services to executives in emerging markets, since September 2009. From October 2010 to March 2012, Mr. Westbrook was Chairman of the Safety, Health and Environment Committee and a member of the Nominating and Governance Committee of Ivanhoe Mines. Ltd. (currently Turquoise Hill Resources), an international mining company. From November 2006 to June 2009, he was a director at Knowledge Systems, Inc., a provider of combined geopressure and geochemical analysis software and services, and from May 2007 to August 2008 he was a member of the Audit and Risk Committee and Chairman of the Strategic Options Review Committee of the board of directors of Synenco Energy Inc. (acquired by Total E&P Canada Ltd. in August 2008), an energy company located in Alberta, Canada. Mr. Westbrook also served on the board of directors of Dapeng LNG – China, an importer of liquefied natural gas, as the Vice-Chairman of the board of directors from September 2001 to December 2005. Mr. Westbrook was Associate President – BP Southern Cone from 1999 until 2001 and he was President BP China Gas, Power, Upstream from 2001 until 2005. Prior to that he held a number of executive and management positions at various Amoco Corporation locations both domestic and international.

Director Qualifications

The Nominating and Governance Committee, as described below, has the responsibility under its charter to recommend nominees for election to the Board of Directors. Rather than maintaining a formal list of minimum qualifications in making its identification, evaluation and recommendation of nominees, the Nominating and Governance Committee considers the entirety of each candidate’s credentials, including relevant skills and experience, independence under applicable Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) standards, business judgment, service on the boards of directors of other companies, personal and professional integrity, openness and ability to work as part of a team, willingness to commit the required time to serve as a Board member, and familiarity with the Company and its industry.

The Board believes that each of its directors understands fully the responsibilities of service as a director and the governance requirements applicable to public companies resulting from the orientation and ongoing education provided by the Company’s general counsel, their service on the boards of directors of other public companies and their involvement as directors in initial public offerings, including that of the Company.

In identifying, nominating and approving of director candidates, the Nominating and Governance Committee and the Board also believe the Board, as a whole, should have:

•	significant senior management experience;

•

experience overseeing public company financial management matters, including expertise in financial reporting and internal controls, which experience and expertise are essential to the Company’s ability to comply with its many and complex financial reporting responsibilities;

•	substantial experience in varied facets of the oil and natural gas industry to deal most effectively with its vendors, peers and downstream counterparties; and

•	a background in investing and capital raising activities, which the Board believes is made necessary by the Company’s growth profile.

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

Significant senior management experience	Mr. Ward	Chief Executive Officer of the Company and former director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Beasley	Founder, Chief Executive Officer and President of Eaton Group, Inc. and former President of El Paso Corporation’s Eastern Pipeline Group

	Mr. Brewer	Co-founder and President of J-Brex Company and co-founder and director of Energynet.com

	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation

	Mr. Gilliland	Former Chairman, Chief Executive Officer and President of Cross-Continent Auto Retailers, Inc.

	Mr. Moneypenny	Former Chief Financial Officer and Senior Vice President of Finance of 7-Eleven, Inc., former Chief Financial Officer and Executive Vice President of Finance of Covanta Energy Corporation and former Chief Financial Officer at Florida Progress Corporation and Oryx Energy Corporation

	Mr. Oliver	President of R.T. Oliver Investments, Inc., Chairman and President of Valliance Bank, N.A., former President of U.S. Rig and Equipment, Inc. and former director of Grey Wolf, Inc.

	Mr. Weber	Chief Executive Officer of Weber Group, LLC, former Chairman and Chief Executive Officer of U.S. Trust Co. and former Vice Chairman and Chief Financial Officer of Aetna, Inc.

	Mr. Westbrook	Former Associate President of BP Southern Cone and President of BP China Gas, Power, Upstream
Experience overseeing public company financial management matters, including expertise in financial reporting and internal control	Mr. Brewer	Co-founder and President of J-Brex Company
	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation
Mr. Moneypenny

Former Chief Financial Officer and Senior Vice President of Finance of 7-Eleven, Inc., former Chief Financial Officer and Executive Vice President of Finance of Covanta Energy Corporation and former Chief Financial Officer at Florida Progress Corporation and Oryx Energy Corporation

	Mr. Serota	Current member of Audit Committee of Board of Directors of EXCO Resources, Inc.

	Mr. Weber	Chief Executive Officer of Weber Group, LLC, former Chairman and Chief Executive Officer of U.S. Trust Co. and former Vice Chairman and Chief Financial Officer of Aetna, Inc.

Substantial experience in varied facets of the oil and natural gas industry	Mr. Ward	Senior positions in exploration and production companies, including as Chief Executive Officer and President of the Company and former director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Beasley	Senior positions in midstream and exploration and production companies, including as former President of El Paso Corporation’s Eastern Pipeline Group where he also served on El Paso Corporation’s Corporate Executive Committee, director of BPZ Resources, Inc. and former director of Williams Pipeline Partners, L.P. and Southern Union Company

	Mr. Brewer	Senior positions in oil and natural gas related businesses, including as President of J-Brex Company and director of Energynet.com

	Mr. Gilliland	Manager of Gillco Energy, L.P., an oil and natural gas exploration and production company

	Mr. Oliver	Former President of U.S. Rig and Equipment, Inc. and former director of Grey Wolf, Inc., drilling rig companies

	Mr. Serota	Current director of an exploration and production company, EXCO Resources, Inc., an energy delivery company

	Mr. Westbrook	Current and former director of several energy industry-related companies, including Enbridge Energy, Inc.

Background in investing and capital raising activities	Mr. Ward	Chief Executive Officer and President of the Company and former director, President and Chief Operating Officer of Chesapeake Energy Corporation

	Mr. Beasley	Founder, Chief Executive Officer and President of Eaton Group, Inc., an executive leadership and strategic investment firm

	Mr. Dobson	Former Chairman and Chief Executive Officer of Dobson Communications Corporation and Chairman of Investment Committee of Southwestern Oklahoma State University Foundation

	Mr. Gilliland	Manager of Gillco Energy, L.P. and Gillco Investments, L.P., and former Chairman, Chief Executive Officer and President of Cross-Continent Auto Retailers, Inc.

	Mr. Moneypenny	Former Chief Financial Officer and Senior Vice President of Finance of 7-Eleven, Inc., former Chief Financial Officer and Executive Vice President of Finance of Covanta Energy Corporation and former Chief Financial Officer at Florida Progress Corporation and Oryx Energy Corporation

	Mr. Oliver	President of R.T. Oliver Investments, Inc., a diversified investment company with interests in energy, energy services, media and real estate, and Chairman and President of Valliance Bank, N.A.

	Mr. Serota	Senior Partner in the Private Equity Group of Ares Management LLC, an independent Los Angeles-based investment firm, former vice president in the Investment Banking Department of Bear, Stearns & Co., and former employment with Dabney/Resnick, Inc., a boutique investment bank, where Mr. Serota specialized in merchant banking and capital raising activities for middle market companies and had primary responsibility for the firm’s bridge financing activities

	Mr. Weber	Chief Executive Officer of Weber Group LLC, an investment management firm and Operating Partner and Chairman of the Financial Services Advisory Board at Arsenal Capital Partners, LLC, a private equity firm

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Nominating and Governance Committee, a Compensation Committee and a Strategy and Planning Committee. Members of each committee are elected by the Board of Directors and serve until their successors are elected and qualified. Each of the Audit Committee, Nominating and Governance Committee and Compensation Committee has adopted a charter, all of which can be found in the corporate governance section of our website at http://www.sandridgeenergy.com.

Audit Committee. The Audit Committee, which currently consists of Messrs. Brewer, Dobson, Moneypenny and Serota, oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures. Mr. Dobson serves as chairman of this committee and has been determined by our Board of Directors to be an “audit committee financial expert” as defined under the rules of the SEC. The Audit Committee met four times during 2012.

Nominating and Governance Committee. The Nominating and Governance Committee, which consists of Messrs. Oliver, Weber and Westbrook, advises the Board of Directors and makes recommendations regarding appropriate corporate governance practices; guides the evaluation of the Board of Directors and its committees; assists the Board of Directors with the identification and nomination of individuals qualified to become members of the Board of Directors; and develops and maintains a succession plan for our Chief Executive Officer. Mr. Weber was appointed as the chairman of this committee in March 2013. The Nominating and Governance Committee met once during 2012.

The Nominating and Governance Committee has the responsibility under its charter to recommend nominees for election to the Board of Directors. In considering candidates for the Board of Directors, the Nominating and Governance Committee considers the qualifications described starting on page 4 of this report. The Nominating and Governance Committee equally considers candidates for the Board of Directors recommended from any reasonable source, including from any search firm engaged by the committee or from stockholders, provided the procedures set forth below are followed by stockholders who want to make recommendations to the committee.

Compensation Committee. The Compensation Committee, which currently consists of Messrs. Beasley, Brewer and Gilliland, establishes all compensation for our executive officers and reviews and makes recommendations with respect to our incentive compensation and benefit plans. Mr. Beasley was appointed as chairman of the committee in March 2013. The Compensation Committee met two times during 2012.

In 2012, the Compensation Committee retained the services of an independent compensation consulting firm, Longnecker & Associates (“Longnecker”), to perform comparative analyses of compensation paid by exploration and production companies that compete with us in the labor and capital markets. No member of the Compensation Committee or any named executive officer has any affiliation with Longnecker. During the time of Longnecker’s engagement, the committee periodically sought input from Longnecker on a range of external market factors, including evolving compensation and market trends, appropriate comparison companies and market survey data. Longnecker’s analysis and recommendations are discussed further in the Compensation Discussion and Analysis below. In 2013, the committee retained the services of a new compensation consultant and has taken other actions regarding the Company’s compensation practices. For additional information, see “2013 Executive Compensation Program Changes.”

Strategy and Planning Committee. The Strategy and Planning Committee, which currently consists of Messrs. Brewer, Moneypenny, Serota and Westbrook, oversees and reports to the Board of Directors on various matters relating to the long-term strategy and planning for the Company. Mr. Westbrook serves as chairman of the committee. The Strategy and Planning Committee was formed in March 2013, and, accordingly, held no meetings in 2012.

Corporate Governance Guidelines

Our Board of Directors has adopted corporate governance guidelines that define those governance practices of the Board that are not included in our Bylaws. Our Board of Directors has also adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and applies to all of our officers, directors and employees, and a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Senior Vice President – Accounting. Our corporate governance guidelines and codes can be found in the corporate governance section of our website at http://www.sandridgeenergy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes in ownership concerning their shares of our common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the fiscal year ended December 31, 2012.

Executive Officers

Set forth below is information regarding each of our executive officers as of March 31, 2013:

Name	Age	Position
Tom L. Ward	53	Chairman and Chief Executive Officer
James D. Bennett	43	President and Chief Financial Officer
Rodney E. Johnson(1)	56	Executive Vice President – Corporate Reserves and Acquisitions and Divestures
Todd N. Tipton(1)	57	Executive Vice President – Exploration
David C. Lawler	45	Executive Vice President and Chief Operating Officer
Wayne C. Chang	51	Senior Vice President – Midstream
Randall D. Cooley	59	Senior Vice President – Accounting
Philip T. Warman	42	Senior Vice President, General Counsel and Corporate Secretary
Kevin R. White	55	Senior Vice President – Business Development
Mary L. Whitson	52	Senior Vice President – Corporate and Human Resources

(1)	Messrs. Johnson and Tipton have informed us of their intention to resign and retire, respectively, effective May 10, 2013.

Tom L. Ward. Mr. Ward has served as our Chairman and Chief Executive Officer since June 2006 and was our President from December 2006 until January 2011. Biographical information about Mr. Ward can be found above under the heading “Directors.”

James D. Bennett. Mr. Bennett was appointed as our President in March 2013 and has served as our Chief Financial Officer since January 2011. From January 2011 until March 2013, he was also an Executive Vice President. From 2010 until he joined the Company, he was Managing Director for White Deer Energy, a private equity fund focused on the exploration and production, oilfield service and equipment, and midstream sectors of the oil and gas industry. From 2006 to December 2009, Mr. Bennett was employed by GSO Capital Partners L.P. where he served in various capacities, including as its Managing Director. Mr. Bennett graduated with a Bachelor of Business Administration degree with a major in Finance from Texas Tech University in 1993. Mr. Bennett has served on the board of directors of the general partner of Cheniere Energy Partners L.P. and PostRock Energy Corporation.

Rodney E. Johnson. Mr. Johnson has served as Executive Vice President – Corporate Reserves and Acquisitions and Divestures since September 2012. Mr. Johnson joined us as Vice President of Reservoir Engineering in January 2007 and was promoted to Senior Vice President – Reservoir Engineering in June 2007 and then to Executive Vice President – Reservoir Engineering in January 2009. Previously, he served as Manager of Reservoir Engineering over Texas and Louisiana Regions for Chesapeake Energy Corporation from October 2003 through December 2006. Prior to that, Mr. Johnson was Manager of Technology for Aera Energy LLC (a joint venture of Exxon Mobil Corporation and Royal Dutch Shell plc) where he held positions of increasing importance from 1996 through September 2003. Mr. Johnson graduated from Wichita State University in 1980 with a Bachelor of Science degree in Mechanical Engineering. He has been a registered Professional Engineer since 1988.

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

David C. Lawler. Mr. Lawler was appointed Executive Vice President and Chief Operating Officer in April 2013. Mr. Lawler joined us as Executive Vice President – Operations in August 2011. Prior to joining the Company, Mr. Lawler served as Chief Executive Officer and President of PostRock Energy Corporation and its predecessor entities since August 2008 after having served as Chief Operating Officer of PostRock Energy Corporation’s predecessor entities from May 2007 through August 2008. Prior to that, Mr. Lawler was employed by Shell Exploration & Production Company from May 1997 to May 2007 in roles of increasing responsibility, most recently as Engineering and Operations Manager for multiple assets along the U.S. Gulf Coast. Mr. Lawler graduated from the Colorado School of Mines in 1990 with a Bachelor of Science degree in Petroleum Engineering and earned his Master of Business Administration degree from Tulane University in 2003.

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

Philip T. Warman. Mr. Warman joined us as Senior Vice President and General Counsel in August 2010. He also serves as our Corporate Secretary. Prior to joining the Company, Mr. Warman was the Associate General Counsel for SEC and finance matters for Spectra Energy Corporation from January 2007 through July 2010. From 1998 through 2006 he practiced law as a corporate finance attorney with Vinson & Elkins, LLP in Houston, Texas. Mr. Warman earned a Bachelor of Science in Chemical Engineering from the University of Houston in 1993 and graduated from the University of Texas School of Law in 1998.

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

2013 Executive Compensation Program Changes

During 2012 and the first several months of 2013, our Compensation Committee received input from stockholders regarding the design, competitiveness, and function of our executive compensation programs. In response to this input and as part of a comprehensive review of all of the Company’s compensation and governance practices, the Compensation Committee and the Board of Directors are in the process of implementing substantive changes to our executive compensation program for 2013 and beyond in order to enhance the linkage between compensation and Company performance, and to better align the process with best practices. Measures the Compensation Committee intends to implement are reconstituting the peer group to which the Company’s compensation is compared; linking annual incentive compensation to the objective performance criteria; and tying a meaningful portion of long-term incentive compensation to stock price performance. The Company expects to disclose information regarding these measures and the revised executive compensation program once they are finalized.

The following actions have already been taken by the Compensation Committee in connection with its recent and on-going evaluation.

Clawback Policy

In April 2013, the Compensation Committee adopted, and the Board approved, a clawback policy that will be administered by the Compensation Committee. Under the policy, the Company, at the Board’s discretion, may recover incentive compensation that has been erroneously paid, in the event of a material restatement or misconduct.

Stock Ownership Guidelines

In April 2013, the Compensation Committee adopted, and the Board of Directors approved, stock ownership guidelines for executive officers and independent directors of the Company. The policy generally requires executives to own stock in the Company equal to the following guidelines:

Executive Level	Percentage of Salary Required
CEO	500%
EVP	300%
Other Officers	100%

In addition, outside directors will be required to own stock equal to 500% of their annual retainer. Executives and outside directors will have five years to fulfill this requirement. Until they are in compliance with the guidelines, they will be required to hold a specified amount of net shares associated with equity awards (after tax and/or exercise price) in the following amounts: CEO – 60% of net shares; EVPs, other officers, and outside directors – 50%.

Anti-Hedging, Anti-Pledging Policy

The Compensation Committee adopted, and the Board of Directors approved, a policy that will apply to stock granted or acquired after the effective date of May 1, 2013. The policy will prohibit executives and independent directors from entering into agreements in which Company shares are pledged as security for a loan. It also prohibits executives and outside directors from engaging in hedging transactions involving Company stock.

Review of Tally Sheets

Beginning in 2013 and going forward, the Compensation Committee has adopted a practice of reviewing compensation tally sheets to provide the Committee with a detailed view of total compensation delivered to named executive officers, including direct and indirect compensation.

Annual Say on Pay Frequency

In order to enhance the Company’s stockholder communication process related to executive compensation, the Compensation Committee adopted and the Board of Directors approved a change to the frequency of our Say on Pay vote, from triennial to annual, beginning in 2014.

Discussion and Analysis of 2012 Executive Compensation Program

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives and practices with respect to our executive officers; and (3) summarizes the elements of compensation for each of the individuals identified in the following table, whom we refer to in this Compensation Discussion and Analysis as our “named executive officers.” Except as noted below, the discussion contained in this section is for the year ended December 31, 2012, as presented in the Summary Compensation Table and other tables in the sections under and following the heading “Summary Compensation” below.

Name	Principal Position
Tom L. Ward	Chairman and Chief Executive Officer
Matthew K. Grubb(1)	Former President and Chief Operating Officer
James D. Bennett(2)	Executive Vice President and Chief Financial Officer
Todd N. Tipton	Executive Vice President – Exploration
Rodney E. Johnson	Executive Vice President – Corporate Reserves and Acquisitions and Divestures
(1)	Mr. Grubb’s employment with the Company ended March 15, 2013.
(2)	Mr. Bennett was appointed President of the Company effective March 15, 2013.

A strong, experienced senior management team is necessary to execute our business plan. Accordingly, our compensation philosophy has reflected our need to attract, retain and motivate top talent to maintain our position as an employer of choice in the oil and gas industry. Our competitive compensation package allows us to strategically and opportunistically attract executive officers by offering competitive cash compensation packages and the potential of returns that can be achieved through equity ownership, evidenced by the fact that all of our named executive officers joined us during periods of intense competition for experienced exploration and production company executives. Moreover, our Company undertook transformative transactions during 2012 in a highly competitive marketplace and must continue to rely on a highly qualified and talented team to execute on its business plan. As the Company continues to pursue its strategy of expanding its operations in the Mississippian play, a competitive compensation program will be imperative to retain and attract top management talent what will continue to create value for our Company and stockholders.

Philosophy

As illustrated in the table below, our philosophy for compensating executive officers, including our named executive officers, is to employ measured amounts of various types of compensation to achieve multiple and varied objectives.

Compensation Element	General Objectives	Key Features
Base Salary	Provide a fixed level of cash compensation for performing day-to-day responsibilities	Intended to be competitive with our peers, while aligned with individual responsibilities and performance.

Cash Bonus Awards	Reward near-term operational and financial performance	Intended to be competitive with our peers, while aligned with individual responsibilities and performance.

Long-Term Incentives	Align executives’ compensation with interests of stockholders, encourage retention and reward long-term operational and financial performance	Restricted stock grants vest ratably over four years.

Health, Welfare and Retirement Benefits	Maintain a competitive position in terms of attracting and retaining executives	Participation in health, welfare and 401(k) plans is on the same terms for all employees. Non-qualified deferred compensation plan is available to executives and certain other eligible employees.

Perquisites	Maintain a competitive position in terms of attracting and retaining executives though not intended to represent a significant role in total compensation	Includes air travel for certain of our named executive officers and some personal security services and accounting support for our Chief Executive Officer.

Additionally, we have entered into written employment agreements with each of our executive officers, including each named executive officer, to help ensure the retention of these individuals in a highly competitive marketplace.

Process Followed in 2012

As further discussed below, Mr. Ward and our Senior Vice President – Corporate and Human Resources actively participated in the evaluation, design and administration of our compensation program for all of our executive officers, including the named executive officers. Mr. Grubb and Mr. Bennett participated in making recommendations regarding, and administering, the program for executive officers other than the named executive officers.

In 2012 and prior years, the Compensation Committee typically reviewed the components of our executive officer compensation program on a semi-annual basis, in December and June of each year, and approved adjustments as it deemed appropriate. For 2012, the Compensation Committee directly retained the services of Longnecker to perform comparative analyses of compensation paid by exploration and production companies that compete with us in the labor and capital markets. No member of the Compensation Committee or any named executive officer has any affiliation with Longnecker. In addition, the Compensation Committee evaluated the independence of Longnecker, including under factors specified in Rule 10C-1 under the Exchange Act, and concluded that Longnecker is independent of management and that services it has performed for the committee did not present a conflict of interest. The committee periodically sought input from Longnecker on a range of external market factors, including evolving compensation and market trends, appropriate comparison companies and market survey data.

Our Senior Vice President – Corporate and Human Resources worked with the Compensation Committee and Longnecker to establish an agenda and prepare meeting materials for each meeting during which the committee reviewed the compensation of our executive officers. Mr. Ward and our Senior Vice President – Corporate and Human Resources typically attend and participate in all or a portion of each Compensation Committee meeting, depending on the nature of the matters to be discussed. For the December 2011 and June and December 2012 compensation reviews, and taking into account the input of Messrs. Grubb and Bennett, Mr. Ward provided his recommendations regarding each element of executive officer compensation at the same time Longnecker provided its analysis. After receiving recommendations and analysis from Mr. Ward and Longnecker and considering the totality of the information provided, including its assessment of Company and individual performance, the Compensation Committee determined appropriate adjustments to our executives’ compensation.

Peer Company Comparison for 2012

Our Compensation Committee recognizes that the amount of compensation we provide to our executive officers must be competitive in the marketplace and believes that industry trends should be considered when assessing the forms and amounts of compensation provided to our executive officers. During 2012, the committee took into account the levels of compensation paid to executives in comparative positions in our industry when determining the compensation to be paid to our executive officers. The committee did not, however, target or benchmark a specific percentile or range of percentiles, when compared to pay at such other companies, for any element of any executive officer’s compensation or any executive’s compensation as a whole.

For the purpose of the Compensation Committee’s review of compensation paid to our executive officers in 2012, the committee reviewed information assembled by Longnecker, which consisted of the executive compensation programs of the following companies:

Mid-sized Peer Companies	Large Peer Companies
Continental Resources, Inc.	Anadarko Petroleum Corporation
Denbury Resources Inc.	Apache Corporation
Energen Corporation	Chesapeake Energy Corporation
EQT Corporation	Devon Energy Corporation
Linn Energy, LLC	EOG Resources, Inc.
Newfield Exploration Company	Noble Energy, Inc.
Pioneer Natural Resources Company
Plains Exploration & Production Company
Range Resources Corporation
Southwestern Energy Company
Ultra Petroleum Corp.
Whiting Petroleum Corporation

Companies whose compensation program information was used by the Compensation Committee during 2012 are referred to collectively as our “Peer Companies.”

We believe we must recruit and retain executive officers with significant and diverse experience and skills to properly execute our business plan. In order to compete with larger Peer Companies (two of which are also headquartered in Oklahoma City) for appropriately qualified officers who are capable of handling a high degree of responsibility, we often paid compensation levels greater than those of mid-sized Peer Companies with total revenues comparable to ours.

At the time of the December 2012 compensation review, the amount of total direct compensation to be provided to our Chief Executive Officer was intended to be above and below the 90th percentiles of such amounts provided to chief executive officers at mid-sized Peer Companies and large Peer Companies, respectively. We intended for the amount of total direct compensation to be provided to our other named executive officers to be above the 90th and below the 75th percentiles of the amounts of total direct compensation provided to executive officers at mid-sized Peer Companies and large Peer Companies, respectively. The table below illustrates how each named executive officer’s total cash compensation and long-term incentive compensation (which, at the Company, is comprised of restricted stock awards) compared to similar compensation for comparable positions at mid-sized Peer Companies and large Peer Companies.

Named Executive Officer	Total Cash Compensation at Mid-Sized Peer Companies	Total Cash Compensation at Large Peer Companies	Long-Term Incentive Compensation at Mid-Sized Peer Companies	Long-Term Incentive Compensation at Large Peer Companies
Tom L. Ward	Above 90th percentile	Below 75th percentile	Above 90th percentile	Below 90th percentile
Matthew K. Grubb	Above 90th percentile	Below 75th percentile	Below 90th percentile	Below 50th percentile
James D. Bennett	Above 90th percentile	Below 75th percentile	Below 75th percentile	Below 50th percentile
Todd N. Tipton	Below 75th percentile	Below 50th percentile	Below 50th percentile	Below 50th percentile
Rodney E. Johnson	Below 90th percentile	Below 90th percentile	Below 50th percentile	Below 50th percentile

Elements of our 2012 Executive Compensation Program

As discussed above, during 2012 the Compensation Committee employed multiple compensation elements as a means to achieve various objectives, including compensating executives for performing day-to-day responsibilities, recognizing and rewarding near-term performance, aligning the interests of executives and stockholders and retaining a highly qualified executive team. The most significant compensation elements employed by the committee to realize these goals include base salaries, cash bonuses and grants of long-term incentive awards such as restricted stock. To align the interests of executives and stockholders and retain executive talent, the committee directed the largest portion of total direct compensation (salary plus bonus plus restricted stock awards) to restricted stock awards that vest over time.

The committee did not otherwise attempt to adjust any element of compensation for the purpose of affecting how it relates to any other element.

Base Salaries. We provide our executive officers with annual base salaries to compensate them for services rendered during the year. During 2012, base salaries were set at levels that were commensurate with job responsibilities and competitive with salaries paid by our Peer Companies. In addition to providing compensation that was competitive with the market, the base salaries of our executive officers were intended to reflect the relative importance of each individual’s position within the Company.

In 2012 and prior years, the Compensation Committee reviewed each executive officer’s base salary in December and June of each year. The Compensation Committee’s review consisted of assessing Mr. Ward’s recommendations regarding each executive officer’s salary, including his own, and evaluating the recommendations in light of the Peer Company comparative information provided to the committee.

Factors the Compensation Committee considered when determining semi-annual salary adjustments included:

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

In addition, salary adjustments were made based on our overall performance (discussed below) and competitive market conditions. Although no formulaic weighting was assigned to any one of these factors, significant emphasis was placed on current market levels and the individual’s skills, seniority and previous industry experience, which were evaluated on a case-by-case basis.

Cash Bonus Awards. In addition to competitive base salaries, we provided our executive officers semi-annual cash bonuses intended to encourage and reward the attainment of our near and long-term strategic, operational and financial goals.

Our Compensation Committee reviewed cash bonus award levels for our executive officers by assessing Mr. Ward’s recommendations regarding each executive officer’s cash bonus award, including his own, and evaluating the recommendations in light of the Peer Company comparative information provided to the committee. Cash bonus awards were based on the committee’s subjective evaluation of the performance of the Company and each executive’s contribution thereto over the previous six months in light of the considerations described above. Historically, and as discussed in more detail below under “Performance Evaluation,” greater consideration was given to strategic and operational performance, rather than short-term financial or stock price performance, as it was felt that strategic and operational performance most directly result in long term value to our stockholders. Cash bonuses were discretionary and not awarded pursuant to a formal plan or an agreement with any executive officer. Additionally, cash bonuses were not awarded based on specific Company or individual performance criteria or targets. We believed this discretionary and subjective approach helped to mitigate the incentive an executive officer may have to expose the Company to excessive risk in order to increase his or her potential cash bonus.

The Compensation Committee evaluated Mr. Ward’s bonus recommendations for the compensation reviews conducted in June and December 2012. Following discussion and analysis of the factors referenced above, including an evaluation of the Company’s performance, and after making any necessary adjustments to Mr. Ward’s recommendations, the members of the Compensation Committee approved the cash bonus awards for our executive officers, including the payments to our named executive officers reflected in the Summary Compensation Table below.

Restricted Stock Grants. Our Board of Directors has the discretion to grant restricted stock under our 2009 Incentive Plan pursuant to our restricted stock awards program. Restricted stock awards have been generally granted on a semi-annual basis and typically vest over a four-year period, except under certain limited circumstances, including the annual grants to Mr. Ward under the terms of his employment agreement discussed below. These long–term incentive awards have helped us to attract highly qualified individuals and align their compensation with the long-term interests of our stockholders. The four-year vesting period of these awards serves as a tool for the retention of our employees, including our executive officers. In addition, as with cash bonus awards, awarding shares of restricted stock semi-annually encouraged executive officer retention and continuity.

Grants of restricted stock were based on a subjective evaluation of the same factors that were used to determine the cash bonus awards, taking into consideration the Peer Company comparative information provided to the Compensation Committee. In addition, the committee considered the cost of such equity awards, the potential impact on dilution and, as discussed above, the relative value in relation to the other components of the executive compensation program.

Performance Evaluation

Oil and natural gas prices historically have been volatile and are beyond the control of our executive officers. Therefore, we did not historically base executive officer compensation decisions on pre-established performance targets as most of the applicable operational and financial performance measures are contingent upon the prices we receive or expect to receive from the sale of oil and natural gas and such measures do not necessarily reflect, in the short-term, certain key strategic decisions that have positioned the Company for long-term success. When making determinations regarding compensation in 2012, the Compensation Committee chiefly considered the executive team’s contributions to, and the long-term development and success of the Company with respect to identifying and acquiring new assets cost effectively and realizing the full potential of the Company’s existing asset base; achieving financial security and flexibility; and mitigating risk posed by fluctuating commodity prices. These elements were not specifically weighted in the committee’s consideration because the relative importance of each element could change from time to time and the responsibilities of each executive officer as they contribute to the achievement of any particular objective may vary. The committee considered the following in particular in 2012, believing the compensation awarded appropriately reflected the executives’ contributions to the described achievements and the value created thereby:

Realizing Full Potential of Company’s Assets

•	Increased production and reserves

•

The Company’s production for 2012 was 33.5 MMboe, representing a 44% increase over production for 2011. The increase is mostly attributable to the Company’s continued successful drilling program in the Mississippian play and the Permian Basin and the strategic acquisition of producing assets in the Gulf of Mexico in the second quarter of 2012.

•	Mississippian Play

•

The Company has become the industry leader in the prolific Mississippian play, one of the leading emerging liquids and natural gas plays in North America, where the Company operates the most wells, is the most active driller and on December 31, 2012 had approximately 1.89 million net acres in the play. The Company believes this significant acreage position will support enough future drilling locations to allow the Company to continue to operate and invest in the play for the foreseeable future.

•

From January 2010 through the end of 2012, the Company has invested $500 million in the acquisition of leaseholds in the Mississippian play and over $1.7 billion in drilling capital and infrastructure. The Company’s average net production there grew to 30.2 Mboe/d during the third quarter of 2012, increasing 138% from the third quarter of 2011. In addition, production has grown over 18x from the third quarter of 2010 to the third quarter of 2012.

•	Permian Basin

•

From 2009 through the end of 2012, the Company has made net investments in the Permian Basin of approximately $1.2 billion. As of year-end 2012, these assets were producing approximately 30,000 Boe/d, a 165% increase in production growth since year end 2009.

•	Gulf of Mexico

•

In April 2012, the Company completed its acquisition of Dynamic Offshore Resources, LLC, which contributed approximately 62.5MMboe of oil and natural gas reserves and 25 Mboe/d of production in the Gulf of Mexico to the Company’s asset base. The strategic acquisition of Dynamic and other Gulf of Mexico assets in 2012 expanded the Company’s presence in the region, while adding valuable current oil and natural gas production and cash flow to help fund the Company’s expansion in the Mississippian play.

Financial Security and Flexibility and Commodity Price Risk Mitigation

•

In addition to the achievements described above, the Company took substantial steps in 2012 to close its capital spending funding gap, de-lever its balance sheet and further mitigate the risks inherent in oil and natural gas operations. Noteworthy accomplishments included:

•

In January 2012, the Company capitalized on its acreage position in the Mississippian play and monetized certain non-operated working interests and associated salt water disposal facilities by selling such assets to Repsol E&P USA Inc. for approximately $250 million in cash and a drilling and development carry of $750 million.

•

In April 2012, the Company sponsored the successful initial public offering of common units in SandRidge Mississippian Trust II, receiving approximately $590 million in cash in exchange for the conveyance of royalty interests in producing and development wells within a specified area of mutual interest. In addition to the cash proceeds, the Company retained an approximate 40% ownership interest in the trust.

•

In August 2012, the Company successfully refinanced $350 million of its Senior Floating Rate Notes due 2014 with part of the proceeds from a $1.1 billion offering of 7.5% Senior Notes due 2021 and 2023.

•	Recognizing the need to strengthen its balance sheet, the Company has continued efforts to significantly reduce its leverage ratios.

•

To help secure high rates of return for its drilling program while mitigating its exposure to commodity price volatility, the Company’s executive management hedged substantially all of its estimated oil production for 2013 at an attractive price of more than $96.00 per Bbl.

In determining the cash bonus and restricted stock awarded to Mr. Ward for 2012, the Compensation Committee considered Mr. Ward’s continued leadership in the horizontal development of the Mississippian play in Oklahoma and Kansas and the development of the Company’s assets in the Permian Basin. Mr. Ward recognized before the Company’s competitors the potential for a large scale statistical development of what has become one of the premier oil exploitation plays in the United States. While the Mississippian formation in Oklahoma and Kansas had been developed with vertically drilled wells for many decades, its potential had gone largely unnoticed and untapped until the Company quietly and inexpensively leased millions of acres, which it is now aggressively developing. As results were realized by the Company in the play, large independent producers and major integrated multinational companies turned their attention to the area and invested significant amounts of their own capital, driving up acreage costs after the Company had completed the large bulk of its planned acreage purchases. Mr. Ward’s efforts were instrumental in securing increased financial stability for the Company by attracting third party investment by a major international oil company in the Company’s Mississippian capital program. As a result, the Company has monetized approximately 28% of its Mississippian acreage position for approximately $2.33 billion, the entirety of which it acquired for approximately $400 million, enabling the Company to develop the acreage it has retained. In addition, the committee recognized that the Company’s transition to an oil-focused producer in the midst of a historical and sustained decline in natural gas prices and continued increase in oil production in both the Mississippian play and the Permian Basin was the result of Mr. Ward’s vision and, accordingly, his particular leadership is key to the Company’s success in the long-term. The committee also recognized Mr. Ward’s leadership in securing the acquisition of Dynamic Offshore Resources, LLC in early 2012 at an attractive valuation. Through this acquisition, the Company dramatically increased its oil production and substantially reduced its debt relative to EBITDA. The committee appreciates that, as a result of his nearly 20 years of experience as the co-founder of a successful multi-billion dollar exploration and production company, Mr. Ward is presented with opportunities that most other Peer Company executives do not have. In addition, Mr. Ward’s extensive experience and expertise in drilling and operating onshore oil and gas wells has been a key factor in the Company’s success in acquiring its interests in and developing the Mississippian play.

This experience, as well as Mr. Ward’s expertise in oil and gas financing techniques and risk mitigation, has provided the Company with an enduring competitive advantage in its business and operations. Therefore, the committee felt that Mr. Ward’s cash bonus and restricted stock awards reward the specific achievements described, encourage similar achievements in the future, reflect the importance of his particular leadership, and address the risks facing the Company if he were to pursue other opportunities.

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

Employment Agreements, Severance Benefits and Change in Control Provisions

Employment Agreements of our Named Executive Officers. We maintain employment agreements with our named executive officers to help ensure the retention of our executive officers in a competitive marketplace. These agreements are described in more detail below. Please read “– Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements.” These agreements provide for severance compensation to be paid if the employment of the named executive officer is terminated under certain conditions, such as a change in control or termination without cause, each as defined in the agreements.

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

Other Matters

Stock Ownership Guidelines and Hedging. Prior to 2013, we did not have ownership requirements or a stock retention policy for our named executive officers in general. However, Mr. Ward’s employment agreement requires the value of the shares of our common stock that he beneficially owns to remain above 500% of his annual salary and bonus. Based on Mr. Ward’s salary and bonus paid during 2012, the price of our common stock and Mr. Ward’s share ownership levels, he was well above the required holding amount in 2012.

Risk. Our compensation program for executives is designed to discourage excessive risk taking. In that regard, (i) cash bonuses for 2012 and prior periods were discretionary and not awarded pursuant to a formal plan or agreement or based on specific individual or Company performance metrics; and (ii) incentive compensation was historically provided only in the form of restricted stock awards, which (a) unlike awards in the form of stock options, do not provide an incentive to take unnecessary risk to increase stock price; (b) are not tied to formulas that could focus executives on specific short-term outcomes; and (c) vest over a four-year period to better align the compensation of our executive officers with the interests of our long-term stockholders.

Tax Treatment of Executive Compensation Decisions. Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1,000,000 paid to our chief executive officer or any of the three other most highly compensated executive officers (other than the chief financial officer), unless the compensation qualifies as “performance-based compensation.” Our Compensation Committee considers the impact of Section 162(m) when making compensation decisions and attempts to preserve the tax deductibility of executive compensation when doing so is consistent with the committee’s overall compensation philosophy and in the Company’s best interest. However, the Compensation Committee may award nondeductible compensation when it believes that such awards are in the Company’s best interest, balancing short term tax efficiency with the Company’s long-term strategic objectives.

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

Consideration of “Say on Pay” and “Say on Frequency” Voting Results. At our 2011 annual meeting of stockholders, the Company’s stockholders approved the compensation provided to our named executive officers in an advisory vote, with over 70% of ballots cast being voted to approve the executive compensation program. Based on this approval, the Compensation Committee did not change its overall approach to compensation during 2011 or 2012. However, as described above under “2013 Executive Compensation Program Changes,” in 2013 the Compensation Committee initiated a thorough review of the Company’s executive compensation practices and related governance process.

In addition, the Board considered the results of the stockholder vote in 2011 regarding how frequently stockholders wish to conduct future say on pay votes. Because a majority of votes cast expressed a preference for conducting a say on pay vote every three years, the Board initially determined to submit executive compensation for stockholder consideration triennially. However, in 2013, the Compensation Committee recommended, and the Board approved, an annual say-on-pay vote beginning at the Company’s 2014 annual meeting of stockholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report.

Compensation Committee Members

William A. Gilliland Jim J. Brewer

Summary Compensation

The following table sets forth the compensation of the named executive officers for each of the fiscal years ended December 31, 2012, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(5)	All Other Compensation(6)	Total
Tom L. Ward	2012	$1,549,212	$1,545,000	$16,250,004	$1,420,406	$20,764,622
Chairman and Chief Executive Officer	2011	$1,502,596	$1,523,000	$20,771,971	$1,463,935	$25,261,502
	2010	$1,500,000	$1,500,000	$17,284,585	$1,471,672	$21,756,257

Matthew K. Grubb(1)	2012	$930,566	$927,000	$3,615,000	$348,879	$5,821,445
Former President and Chief Operating Officer	2011	$900,519	$914,000	$4,672,500	$338,626	$6,825,645
	2010	$755,770	$855,000	$2,127,335	$224,454	$3,962,829

James D. Bennett(2)	2012	$723,774	$721,000	$1,671,318	$256,005	$3,372,097
President and Chief Financial Officer	2011	$670,789	$710,500	$6,153,250	$204,913	$7,739,452
	2010	$—	$—	$—	$—	$—

Todd N. Tipton(3)	2012	$455,746	$454,000	$903,750	$136,380	$1,949,876
Former Executive Vice President – Exploration	2011	$424,884	$447,500	$1,168,125	$119,904	$2,160,413
	2010	$401,692	$304,500	$585,015	$105,221	$1,396,428

Rodney E. Johnson(4)	2012	$455,746	$459,500	$903,750	$136,380	$1,955,376
Former Executive Vice President – Corporate Reserves and Acquisitions and Divestures	2011	$421,039	$447,000	$1,168,125	$123,060	$2,159,224
	2010	$376,924	$355,500	$425,465	$108,994	$1,266,883

(1)	Mr. Grubb’s employment with the Company ended March 15, 2013.
(2)	Mr. Bennett’s employment with the Company began in January 2011.
(3)	Mr. Tipton has notified the Company of his intention to retire, effective May 10, 2013.
(4)	Mr. Johnson has notified the Company of his intention to resign, effective May 10, 2013.
(5)	Includes the aggregate fair value at date of each grant of restricted stock to a named executive officer. The value is calculated in accordance with Financial Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. These amounts do not necessarily correspond to the actual value that will be realized by our named executive officers. See “– Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table” below for a description of the material features of these awards. The amount reported in this column for Mr. Bennett in 2011 includes the aggregate fair value of shares of restricted stock granted to Mr. Bennett on February 1, 2011 in conjunction with his appointment as the Company’s Executive Vice President and Chief Financial Officer.
(6)	During 2012, each of the Company’s named executive officers other than Mr. Ward used tickets for Oklahoma City Thunder professional basketball games that are provided to the Company in connection with its sponsorship of the team. However, no incremental cost is associated with such tickets. All Other Compensation provided to our named executive officers consists of the following:

Name	Year	Life Insurance Premiums	Company Matching Contributions to 401(k) Plan	Deferred Compensation Match	Other(a)		Perquisites(b)	Total
Tom L. Ward	2012	$261	$22,500	$440,740		$—	$956,905	$1,420,406
	2011	$360	$22,000	$428,000		$—	$1,013,575	$1,463,935
	2010	$360	$22,000	$426,269		$—	$1,023,043	$1,471,672
Matthew K. Grubb	2012	$261	$17,000	$260,944		$—	$70,674	$348,879
	2011	$360	$16,500	$252,635		$—	$69,131	$338,626
	2010	$360	$16,500	$207,594		$—	$—	$224,454
James D. Bennett	2012	$261	$17,000	$158,066	$		$80,678	$256,005
	2011	$270	$16,500	$—		$122,399	$63,322	$204,913
	2010	$—	$—	$—		$—	$—	$—
Todd N. Tipton	2012	$261	$22,500	$113,619		$—	$—	$136,380
	2011	$360	$22,000	$97,544		$—	$—	$119,904
	2010	$360	$22,000	$82,861		$—	$—	$105,221
Rodney E. Johnson	2012	$261	$22,500	$113,619		$—	$—	$136,380
	2011	$360	$22,000	$100,700		$—	$—	$123,060
	2010	$360	$22,000	$86,634		$—	$—	$108,994

(a)	The amount reported in this column for Mr. Bennett represents amounts for relocation and temporary housing expenses paid to Mr. Bennett to move his family from Houston, Texas to Oklahoma City, Oklahoma pursuant to his employment by the Company, which began in January 2011.
(b)	The amount reported in this column for Mr. Ward in 2012 includes (i) $725,862 for costs related to accounting support from our employees for Mr. Ward’s personal investments; (ii) $128,116 for costs related to personal use of Company aircraft; (iii) $29,870 for personal travel expenses (iv) $65,167 for personal security provided to Mr. Ward and his family; and (v) $7,890 for club membership dues and fees. Accounting support costs include 50% of the salaries and bonuses paid to the employees primarily engaged in providing these services, 100% of the costs of the benefits the Company provides to these employees and the value of restricted stock awarded to such employees. The amounts attributable to aircraft usage and personal security are based on the incremental cost to the Company. Incremental cost for aircraft usage is based on direct operating costs, including fuel, airport fees and incremental pilot costs, of Company owned aircraft (excluding capital costs of the aircraft) and costs attributable to leasing aircraft not owned by the Company (based on hourly fees), and incremental cost for Mr. Ward’s personal security includes the cost of salaries and fees for security personnel. The amount reported in this column for Mr. Grubb in 2012 includes (i) $62,784 for costs related to personal use of Company aircraft and (ii) $7,890 for club membership dues and fees. The amount reported in this column for Mr. Bennett in 2012 includes (i) $75,066 for costs related to personal use of Company aircraft and (ii) $5,612 for club membership dues and fees.

Grants of Plan-Based Awards

The following table sets forth information about each grant of an equity award made to our named executive officers in 2012 pursuant to our restricted stock awards program.

Grants of Plan-Based Awards for the Year Ended December 31, 2012

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value
Tom L. Ward	January 13, 2012	2,018,634	$16,250,004
Matthew K. Grubb	January 13, 2012	250,000	$2,012,500
	July 13, 2012	250,000	$1,602,500
James D. Bennett	January 13, 2012	93,750	$754,688
	July 13, 2012	143,000	$916,630
Todd N. Tipton	January 13, 2012	62,500	$503,125
	July 13, 2012	62,500	$400,625
Rodney E. Johnson	January 13, 2012	62,500	$503,125
	July 13, 2012	62,500	$400,625

Disclosure Related to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of factors that may be relevant in reviewing the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

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

Mr. Ward’s employment agreement also contains non-competition and confidentiality provisions in the event Mr. Ward’s employment with us is terminated and further includes provisions governing the payment of severance benefits if his employment is terminated by us without cause or in connection with a change in control. The agreement also addresses payments due upon the termination of Mr. Ward’s employment due to death or disability. For a description of these payments, please read “– Potential Payments upon Termination or Change in Control” below.

Additionally, if any of the payments or benefits described above are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), Mr. Ward is entitled to receive a gross-up payment equal to the amount of excise tax imposed plus all taxes imposed on the gross-up payment.

Employment Agreements of our Other Named Executive Officers. Each of our other named executive officers entered into an employment agreement with the Company, the initial term of which is effective as of December 20, 2011 and ends on December 31, 2013 and automatically extends for an additional one-year term on the expiration date of the agreement, unless terminated in accordance with its terms. Pursuant to each of these employment agreements, we agreed to pay an annual base salary equal to or greater than the minimum amount set forth in each respective agreement as follows: Mr. Grubb – $927,000; Mr. Bennett – $721,000; Mr. Tipton – $454,000; and Mr. Johnson – $454,000. The terms of the agreements also provide for (i) additional bonus compensation, to be determined in our sole discretion, (ii) awards of restricted stock under and subject to our equity compensation plans, (iii) the fees and expenses related to one membership in a club in the Oklahoma City, Oklahoma area; and (iv) benefits under all other benefit plans generally provided to our other executive officers. Under the terms of Mr. Bennett’s employment agreement, during 2012, his second year of employment with the Company, he is entitled to receive grants of restricted stock valued at not less than a total of $2,000,000, to be granted in two equal installments in each of July 2012 and January 2013.

The terms of these agreements provide that, each of Messrs. Grubb, Bennett, Tipton, and Johnson would receive, upon a termination in connection with a change in control event, a lump sum cash payment in an amount equal to three times the sum of each of their respective base salary and average annual bonus.

The employment of Mr. Grubb with the Company terminated effective March 15, 2013. Pursuant to the terms of his Separation Agreement with the Company, Mr. Grubb will be entitled to: (i) a lump sum payment equal to his current annual base salary, payable within sixty (60) days of his termination, (ii) an additional cash payment equal to his current annual base salary plus the amount of his annual bonus for 2012, payable in equal installments over a 12-month period beginning within sixty (60) days of his termination, and (iii) the vesting of 1,135,833 shares of previously issued restricted stock. In addition, the Company agreed to pay or reimburse Mr. Grubb for any premiums he pays for continued coverage under the Company’s group health plan through COBRA for up to 6 months following his termination and to permit Mr. Grubb to use certain of the Company’s tickets to Oklahoma City Thunder home games for the remainder of the 2012-13 season.

The employment of each of Messrs. Tipton and Johnson with the Company will terminate effective May 10, 2013. Mr. Tipton plans to retire and Mr. Johnson has informed the Company of his intention to resign. Pursuant to the terms of their Separation Agreements with the Company, Messrs. Tipton and Johnson will each be entitled to: (i) a lump sum payment equal to his current annual base salary, payable within sixty (60) days of his termination and (ii) the vesting of previously issued restricted stock – 286,541 shares for Mr. Tipton and 276,666 shares for Mr. Johnson.

Each employment agreement also includes provisions governing the payment of severance benefits if employment is terminated by us without cause or in connection with a change of control. Each agreement also addresses payments due upon termination due to death or disability. For a description of these payments, please read “– Potential Payments Upon Termination or Change in Control” below.

2009 Incentive Plan

In June 2009, our stockholders approved the adoption of the 2009 Incentive Plan. The 2009 Incentive Plan authorizes the grant of stock options, stock appreciation rights, shares of restricted stock, restricted stock units and any other form of award based on the value (or the increase in value) of shares of our Common Stock. The 2009 Incentive Plan also permits cash incentive awards. Any current employee, officer, director, consultant or advisor of the Company and any of its present or future parent or subsidiary entities or any other business venture in which we have a controlling interest is eligible to be granted an award.

Restricted stock awards are grants of Common Stock made to eligible persons subject to restrictions, terms and conditions as established by the Compensation Committee. The grants of restricted stock are issued and outstanding shares from the date of the grant but are subject to forfeiture. An eligible person will become the holder of shares of restricted stock free of all restrictions if he or she complies with all restrictions, terms and conditions. Otherwise, the shares will be forfeited back to the Company. In most cases, holders of outstanding shares of restricted stock will not have the right to vote the shares of restricted stock granted under the 2009 Stock Plan until all restrictions, terms and conditions are satisfied.

Subject to adjustments allowed under the 2009 Incentive Plan, the 2009 Incentive Plan authorizes up to 28,500,000 shares of Common Stock to be used for awards. As of March 31, 2013, 6,670,289 shares, representing 1.35% of the outstanding shares of our Common Stock, are available to be used for future awards. If any award made under the 2009 Incentive Plan expires or is terminated, surrendered or canceled without having been fully exercised, is forfeited in whole or in part, or results in any shares not being issued, the unused shares covered by such award shall again be available for grants under the plan. Further, shares tendered to the Company by a participant to exercise an award shall be added to the number of shares available for grants under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding equity awards held by each of our named executive officers as of December 31, 2012:

Outstanding Equity Awards as of December 31, 2012

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)
Tom L. Ward(3)	5,155,947	$32,740,263
Matthew K. Grubb(4)	1,058,333	$6,720,415
James D. Bennett(5)	818,000	$5,194,300
Todd N. Tipton(6)	268,916	$1,707,617
Rodney E. Johnson(7)	255,416	$1,621,892

(1)	Each award is an award of restricted stock that vests in 25% increments on the first four anniversaries of the grant date.
(2)	Valuations are based on $6.35 per share, which was the last trading price for a share of our Common Stock on the NYSE on December 31, 2012.
(3)	Includes 125,000 shares of the 500,000 shares granted on January 9, 2009; 156,500 shares of the 625,000 shares granted on July 10, 2009; 406,250 shares of the 812,500 shares granted on January 8, 2010; 677,083 shares of the 1,354,167 shares granted on July 9, 2010; 1,218,750 shares of the 1,625,000 shares granted on January 14, 2011; 553,980 shares of the 738,640 shares granted on July 8, 2011; and 2,018,634 shares granted on January 13, 2012.
(4)	Includes 22,500 shares of the 90,000 shares granted on January 9, 2009; 27,500 shares of the 110,000 shares granted on July 10, 2009; 50,000 shares of the 100,000 shares granted on January 8, 2010; 83,333 shares of the 166,667 shares granted on July 9, 2010; 187,500 shares of the 250,000 shares granted on January 14, 2011; 187,500 shares of the 250,000 shares granted on July 8, 2011; 250,000 shares granted on January 13, 2012; and 250,00 shares granted on July 13, 2012.
(5)	Includes 525,000 shares of the 700,000 shares granted on February 1, 2011; 56,250 shares of the 75,000 shares granted on July 8, 2011; 93,750 shares granted on January 13, 2012; and 143,000 shares granted on July 13, 2012.
(6)	Includes 6,750 shares of the 27,000 shares granted on January 9, 2009; 6,750 shares of the 27,000 shares granted on July 10, 2009; 13,750 shares of the 27,500 shares granted on January 8, 2010; 22,916 shares of the 45,833 shares granted on July 9, 2010; 46,875 shares of the 62,500 shares granted on January 14, 2011; 46,875 shares of the 62,500 shares granted on July 8, 2011; 62,500 shares granted on January 13, 2012; and 62,500 shares granted on July 13, 2012.
(7)	Includes 5,000 shares of the 20,000 shares granted on January 9, 2009; 5,000 shares of the 20,000 shares granted on July 10, 2009; 10,000 shares of 20,000 shares granted on January 8, 2010; 16,666 shares of the 33,333 shares granted on July 9, 2010; 46,875 shares of the 62,500 shares granted on January 14, 2011; 46,875 shares of the 62,500 shares granted on July 8, 2011; 62,500 shares granted on January 13, 2012; and 62,500 shares granted on July 13, 2012.

Option Exercises and Stock Vested

The following table reflects the restricted stock of each of our named executive officers that vested during 2012. No stock options were outstanding or exercised in 2012.

Option Exercises and Stock Vested for the Year Ended December 31, 2012

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Tom L. Ward	1,506,511	$11,084,326
Matthew K. Grubb	260,417	$1,881,742
James D. Bennett	193,750	$1,490,813
Todd N. Tipton	69,833	$506,335
Rodney E. Johnson	59,583	$431,940

(1)	Valuations for all of the named executive officers are based on the last trading price for a share of our common stock on the NYSE on the applicable vesting date for shares of restricted stock held by a named executive officer.

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

The following table sets forth activity under the NQDC Plan for 2012:

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End(2)
Tom L. Ward	$440,740	$440,740	$(90,205)	$—	$2,247,934
Matthew K. Grubb	$260,944	$260,944	$(45,451)	$—	$1,280,670
James D. Bennett	$158,066	$158,066	$(14,132)	$—	$301,999
Todd N. Tipton	$113,619	$113,619	$(28,701)	$—	$530,185
Rodney E. Johnson	$113,619	$113,619	$(8,622)	$—	$887,244

(1)	Matching contributions are made with shares of our common stock and are included as “All Other Compensation” in the Summary Compensation Table for the 2012 fiscal year.
(2)	Includes amounts included as All Other Compensation in the Summary Compensation Table for the 2011 and 2010 fiscal years equal to $428,000 and $426,269 for Mr. Ward; $252,635 and $207,594 for Mr. Grubb; $97,554 and $82,861 for Mr. Tipton; and $100,700 and $86,635 for Mr. Johnson, respectively.

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

Termination in Connection with Change in Control. In the event that Mr. Ward’s employment is terminated within two years of a Change in Control event (as defined below) other than for Cause, death or disability, Mr. Ward is entitled to receive (1) a single, lump sum severance payment within 60 days of termination equal to three times his base salary as in effect on the termination date (or, if greater, the highest base salary in effect during the three year period ending on the termination date) and bonus paid (based on an average of the last three annual bonuses paid) and (2) any applicable Gross-Up Payment (as defined below). If the foregoing amount is not paid within 60 days of the termination of Mr. Ward’s employment following the Change in Control event, the unpaid amount will bear interest at a rate equal to 12% per annum. To the extent that any payment or distribution is subject to excise tax under Section 4999 of the Code or any other interest or penalties related to such excise tax (collectively, “Excise Tax”), the agreement provides we will pay an additional amount (the “Gross-Up Payment”) such that, after payment by Mr. Ward of all taxes on the Gross-Up Payment, he will retain an amount of the Gross-Up Payment equal to the Excise Tax.

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

In addition, Mr. Ward will be entitled to the above-described payments if, within two years of a Change in Control, he resigns for good reason which includes a material diminution in his authority, duties or responsibilities, a material reduction in his base salary or his failure to be elected, be reelected or serve as the Chairman of the Board of the Company.

Termination for Cause. If Mr. Ward is terminated for Cause, we will have no obligation to provide further payments or benefits.

Voluntary Termination. If Mr. Ward voluntarily terminates with or without Cause, we have no further obligations except for any obligations expressly surviving termination of employment. If Mr. Ward desires to voluntarily terminate, he must give 90 days’ notice of his intent to terminate during which time he can use accrued vacation time or be paid for such days.

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

“Change of Control” Definition. Under Mr. Ward’s employment agreement, a “Change of Control” generally means any one of the following:

(a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act), other than Mr. Ward or his affiliates, of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of either (i) the then-outstanding shares of the Company’s Common Stock (the “Outstanding Company Common Stock”) or (ii) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”);

(b) the individuals who, as of December 20, 2011, constituted the Board of Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, except that any individual becoming a director after December 20, 2011 whose election, or nomination for election by the stockholders, is approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered a member of the Incumbent Board as of December 20, 2011;

(c) the consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of the Company, unless following such transaction (i) the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such transaction beneficially own, directly or indirectly, more than 60% of, respectively, the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such transaction in substantially the same proportions to one another as their ownership, immediately prior to such transaction of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no person (other than Mr. Ward or his affiliates) beneficially owns, directly or indirectly, 40% or more of, respectively, the then-outstanding shares of common stock of the entity resulting from the transaction or the combined voting power of the then-outstanding voting securities of such entity except to the extent such ownership existed prior to the transaction, and (iii) at least a majority of the members of the board of directors of the corporation resulting from such transaction were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such transaction; or

(d) the approval by the stockholders of the Company of a complete plan of liquidation or dissolution of the Company.

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

Termination in Connection with Change in Control. In the event that employment is terminated within two years of a Change in Control event (which term has the same meaning as set forth above under the description of Mr. Ward’s employment agreement) without Cause, death or disability, the executive is entitled to receive a single, lump sum severance payment within sixty days of termination equal to three times his base annual salary in effect on the date of termination and bonus paid (based on an average of the last three annual bonuses paid or such lesser number of years as he was employed). If the foregoing amount is not paid within sixty days after the Change in Control event, the unpaid amount will bear interest at a rate equal to 12% per annum. The right to this termination compensation upon a Change in Control is subject to the executive’s execution of a severance agreement at the time of termination which will operate as a release of all legally waivable claims against us. Such payment is further conditioned upon the executive’s compliance with all of the provisions of his employment agreement, including all post-employment obligations.

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

In addition, the executive will be entitled to the above-described payments if, within two years of a Change in Control, he resigns for good reason which includes a material diminution in his authority, duties or responsibilities or a material reduction in his base salary.

Termination for Cause. If the executive is terminated for Cause, we will have no further obligation to provide further payments or benefits.

Voluntary Termination. If the executive voluntarily terminates with or without Cause, we have no further obligations except for any obligations expressly surviving termination of employment. If the executive desires to voluntarily terminate, he must give 30 days’ notice of his intent to terminate.

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

Summary of Potential Payments upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits that would have been payable to our named executive officers under their employment agreements assuming that each triggering event took place on December 31, 2012. While we have made reasonable assumptions regarding the amounts, there can be no assurance that the named executive officers would have received the amounts reflected below in the event of an actual termination of employment.

Name	Termination Other than for Cause		Termination for Cause	Termination in Connection with a Change in Control		Termination Due to Disability		Termination Due to Death
Tom L. Ward	$90,900,744	(b)	$—	$97,357,422	(c)	$37,583,244	(d)	$36,015,744	(e)
Matthew K. Grubb(a)	$7,647,415	(f)	$—	$12,166,915	(g)	$927,000	(h)	$927,000	(h)
James D. Bennett	$5,915,300	(f)	$—	$9,504,550	(g)	$721,000	(h)	$721,000	(h)
Todd N. Tipton(a)	$2,161,617	(f)	$—	$4,275,117	(g)	$454,000	(h)	$454,000	(h)
Rodney E. Johnson(a)	$2,086,892	(f)	$—	$4,278,892	(g)	$465,000	(h)	$465,000	(h)

(a)	Mr. Grubb’s employment with the Company ended on March 15, 2013. Mr. Tipton will retire and Mr. Johnson will resign from the Company, effective May 10, 2013.
(b)	Amount includes (a) Mr. Ward’s base salary for thirty-six months ($4,635,000); (b) three times the average of Mr. Ward’s annual bonus (“Average Bonus”) for the last three years ($4,567,500); (c) the maximum value of his accrued vacation assuming he took no time off during the year ($207,981); (d) the vesting of all of Mr. Ward’s 5,155,947 shares of unvested restricted stock held as of December 31, 2012, based on an $6.35 per share price, which was the last trading price on December 31, 2012 (the “Vesting Benefit”) ($32,740,263); and (e) the Long-Term Retention Incentive ($48,750,000).
(c)	Amount includes (a) three times Mr. Ward’s base salary ($4,635,000); (b) three times the Average Bonus ($4,567,500); (c) a tax gross-up payment ($6,664,659); (d) the Vesting Benefit ($32,740,263); and (e) the Long-Term Retention Incentive ($48,750,000).
(d)	Amount includes (a) Mr. Ward’s base salary for thirty-six months ($4,635,000); (b) the maximum value of his accrued vacation assuming he took no time off during the year ($207,981); and (c) the Vesting Benefit ($32,740,263).
(e)	Amount includes (a) Mr. Ward’s base salary for twelve months ($1,545,000); (b) the Average Bonus ($1,522,500); (c) the maximum value of his accrued vacation assuming he took no time off during the year ($207,981); and (d) the Vesting Benefit ($32,740,263).
(f)	Amount includes each officer’s base salary for 12 months. Additionally, if Mr. Ward is not the Chairman and Chief Executive Officer of the Company at the time of such termination, each officer’s unvested restricted stock held as of December 31, 2012 would vest, providing him a benefit based on a $6.35 per share price, which was the last trading price on December 31, 2012. For Mr. Grubb, the benefit would equal $6,720,415 based on 1,058,333 shares; for Mr. Bennett, the benefit would equal $5,194,300 based on 818,000 shares; for Mr. Tipton, the benefit would equal $1,707,617 based on 268,916 shares; and for Mr. Johnson, the benefit would equal $1,621,892 based on 255,416 shares.
(g)	Amount includes (a) three times the sum of each officer’s base salary and average bonus paid for the last three years and (b) the vesting of all of each such officer’s shares of unvested restricted stock held as of December 31, 2012, providing each officer the benefit described in note (e) above.
(h)	Amount includes each officer’s base salary for 12 months.

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

Director Compensation

Directors who also serve as employees receive no compensation for serving on our Board of Directors. In 2012, non-employee directors were each entitled to receive a $50,000 annual retainer. In addition, non-employee directors received $12,500 for each in-person meeting attended, not to exceed $75,000 in any given year. In 2012, each non-employee director also received grants of shares of restricted stock that will vest in 25% increments on each of the first four anniversaries following the date of grant.

The following table sets forth the compensation of our non-employee directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Jim J. Brewer	$112,500	$275,003	$387,503
Everett Dobson	$112,500	$275,003	$387,503
William A. Gilliland	$112,500	$275,003	$387,503
Daniel W. Jordan(2)	$112,500	$275,003	$387,503
Roy T. Oliver, Jr.	$112,500	$275,003	$387,503
Jeffrey S. Serota	$87,500	$275,003	$362,503

(1)	Includes the aggregate fair value at date of each grant of restricted stock to a named executive officer. The value is calculated in accordance with Financial Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. These amounts do not necessarily correspond to the actual value that will be recognized by our directors.
(2)	Mr. Jordan tendered his resignation from the Board of Directors, effective April 29, 2013.

In March 2013, the Board of Directors agreed to set director compensation at approximately $250,000 annually.

Outstanding Equity Awards by Directors

The following table reflects all outstanding equity awards held by our non-employee directors as of December 31, 2012.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)
Jim J. Brewer	52,083	(3)	$330,727
Everett R. Dobson	79,824	(4)	$506,882
William A. Gilliland	85,601	(5)	$543,566
Daniel W. Jordan	85,601	(5)	$543,566
Roy T. Oliver, Jr.	85,601	(5)	$543,566
Jeffrey S. Serota	85,601	(6)	$543,566

(1)	Each award is an award of restricted stock that vests in 25% increments on the first four anniversary dates of the grant date.
(2)	Valuation based on $6.35 per share, the last trading price on December 31, 2012.
(3)	Includes 4,029 shares of the 5,372 shares granted on March 31, 2011; 9,522 shares of the 12,697 shares granted on July 8, 2011; 17,081 shares granted on January 13, 2012; and 21,451 shares granted on July 13, 2012.
(4)	Includes 1,326 shares of the 5,305 shares granted on September 30, 2009; 6,342 shares of the 12,685 shares granted on January 8, 2010; 10,982 shares of the 21,965 shares granted on July 9, 2010; 13,120 shares of the 17,494 shares granted on January 14, 2011; 9,522 shares of the 12,697 shares granted on July 8, 2011; 17,081 shares granted on January 13, 2012; and 21,451 shares granted on July 13, 2012.
(5)	Includes 3,184 shares of the 12,739 shares granted on January 9, 2009; 3,919 shares of the 15,679 shares granted on July 10, 2009; 6,342 shares of the 12,685 shares granted on January 8, 2010; 10,982 shares of the 21,965 shares granted on July 9, 2010; 13,120 shares of the 17,494 shares granted on January 14, 2011; 9,522 shares of the 12,697 shares granted on July 8, 2011; 17,081 shares granted on January 13, 2012; and 21,451 shares granted on July 13, 2012.
(6)	Includes 3,184 shares of the 12,739 shares granted on January 9, 2009; 3,919 shares of the 15,679 shares granted on July 10, 2009; 6,342 shares of the 12,685 shares granted on January 8, 2010; 10,982 shares of the 21,965 shares granted on July 9, 2010; 13,120 shares of the 17,494 shares granted on January 14, 2011; 9,522 shares of the 12,697 shares granted on July 8, 2011; 17,081 shares granted on January 13, 2012; and 21,451 shares granted on July 13, 2012.

Compensation Committee Interlocks and Insider Participation

During 2012, the Compensation Committee consisted of Messrs. Gilliland, Jordan and Oliver, none of whom was an employee of the Company during 2012 or has ever been an officer of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table includes certain information as of December 31, 2012 regarding our equity incentive plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	—	—	9,859,130

(1)	Includes shares available for issuance under the 2009 Incentive Plan.

Security Ownership of Certain Beneficial Ownership and Management

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2013, by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Exchange Act) known to beneficially own more than 5% of the outstanding shares of our common stock, (2) each named executive officer and director of the Company, and (3) all directors and executive officers of the Company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The following percentage information is calculated based on 494,605,421 shares of Common Stock that were outstanding as of March 31, 2013, plus any shares that may be acquired by each stockholder by May 30, 2013. Except as indicated below, the stockholders listed possess sole voting and dispositive power with respect to the shares beneficially owned by that person.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Tom L. Ward(1)	17,027,040	3.44%
Matthew K. Grubb(2)	1,061,415	*
James D. Bennett	247,375	*
Rodney E. Johnson	4,240	*
Todd N. Tipton	31,399	*
Stephen C. Beasley	18,000	*
Jim J. Brewer	19,162	*
Everett R. Dobson	66,470	*
William A. Gilliland(3)	1,680,323	*
Daniel W. Jordan	1,556,308	*
Edward W. Moneypenny	—	*
Roy T. Oliver, Jr.(4)	1,401,834	*
Jeffrey S. Serota(5)	—	*
Alan J. Weber	—	*
Dan A. Westbrook	15,000	*
V. Prem Watsa(6)	62,551,656	11.93%
Riverstone/Carlyle Energy Partners IV, L.P.(7)	51,370,888	10.39%
TPG-Axon Management LP(8)	36,216,000	6.51%
Leon Cooperman(9)	26,847,410	5.43%
Mount Kellett Capital Management LP(10)	25,224,807	5.10%
All directors and executive officers as a group	23,496,303	4.75%

*	Less than 1%
(1)	Includes 79,000 shares held through an IRA. Mr. Ward has pledged 16,883,220 of these shares as security for personal loans.
(2)	The shares listed for Mr. Grubb are as of March 15, 2013, which is the date his employment with the Company terminated.
(3)	Includes 1,388,489 shares held by Gillco Energy, LP, for which Mr. Gilliland exercises voting and dispositive power. All of the shares held by Gillco Energy, LP are pledged as security.
(4)	Includes 1,330,000 shares held by Oliver Active Investments, LLC, for which Mr. Oliver exercises voting and dispositive power. All of the shares listed above are held in a margin brokerage account and, along with other securities held in the account, are pledged from time to time.
(5)	Mr. Serota is a senior partner in the Private Equity Group of Ares Management LLC (“Ares Management”). Mr. Serota has been granted shares of restricted stock for his service as a director. Pursuant to a Rule 10b5-1 trading plan adopted by Mr. Serota, the vested portion of restricted stock granted by the Company to Mr. Serota has been or will be transferred to Ares Management LLC. To the extent Mr. Serota holds any shares, he holds them as a nominee on behalf of, and for the sole benefit of, Ares Management and has assigned all economic, pecuniary and voting rights in respect of these securities to Ares Management and they will be transferred to Ares Management LLC upon vesting pursuant to the 10b5-1 trading plan. Mr. Serota disclaims beneficial ownership of all securities of our company directly and indirectly owned by Ares Management, except to the extent of any pecuniary interest of his in Ares Management.

(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2013, V. Prem Watsa and entities affiliated with Mr. Watsa, as described in more detail below, beneficially owned 62,551,656 shares of Common Stock, which included 29,811,456 shares of Common Stock acquirable upon the conversion of shares of our preferred stock. Mr. Watsa’s beneficial ownership of the shares of Common Stock listed in the table above consists of 277,000 shares owned directly by Mr. Watsa and 62,274,656 shares owned indirectly by Mr. Watsa through his affiliation with the following entities: 1109519 Ontario Limited, which is a corporation incorporated under the laws of Ontario (“1109519”), The Sixty Two Investment Company Limited, which is a corporation incorporated under the laws of British Columbia (“Sixty Two”), 810679 Ontario Limited, which is a corporation incorporated under the laws of Ontario (“810679”), Fairfax Financial Holdings Limited, which is a corporation incorporated under the laws of Canada (“Fairfax Financial”), Fairfax (US) Inc., which is a corporation incorporated under the laws of Delaware and Odyssey Reinsurance Company, which is a corporation incorporated under the laws of Connecticut (“Odyssey”). The address for each of Mr. Watsa, 1109519, 810679 and Fairfax Financial is 95 Wellington Street West, Suite 800, Toronto, Ontario M5J 2N7. The address for Sixty Two is 1600 Cathedral Place, 925 West Georgia St., Vancouver British Columbia V6C 3L3. The address for Fairfax (US) Inc. is 2850 Lake Vista Drive, Suite #150, Lewisville, Texas 75056, and the address for Odyssey America is 300 First Stamford Place, Stamford, Connecticut 06902.

(7)	According to a Schedule 13G filed with the SEC on April 20, 2012, the shares of Common Stock listed in the table above are directly owned by R/C Dynamic Holdings, L.P. (“R/C”). By virtue of being the general partner of R/C, Riverstone/Carlyle Energy Partners IV, L.P. (“GP”) may be deemed to be the beneficial owner of such shares. Further, by virtue of being the general partner of GP2, R/C Energy GP IV, LLC (“Parent GP”) may also be deemed to be the beneficial owner of such shares. Each of GP and Parent GP disclaim any beneficial ownership of the shares. Parent GP is managed by a managing board. Pierre F. Lapeyre, Jr., David M. Leuschen, Andrew W. Ward, Michael B. Hoffman, Lord John Browne, N. John Lancaster, Daniel A. D’Aniello and Edward J. Mathias, as members of the managing board of Parent GP may be deemed to possess voting and, dispositive powers with respect to the shares of Common Stock held by R/C. Such individuals expressly disclaim any beneficial ownership over such shares. The address for each of R/C, GP and Parent GP is 712 Fifth Avenue, 51 Floor, New York, New York 10019.
(8)	According to a Schedule 13D/A filed with the SEC on March 15, 2013, the shares of Common Stock listed in the table above are beneficially owned by (i) TPG-Axon Management LP, a Delaware limited partnership (“TPG-Axon Management”); (ii) TPG-Axon Partners GP, L.P., a Delaware limited partnership (“PartnersGP”); (iii) TPG-Axon GP, LLC, a Delaware limited liability company (“GPLLC”); (iv) TPG-Axon Partners, LP, a Delaware limited partnership (“TPG-Axon Domestic”); (v) TPGAxon International, L.P., a Cayman Islands exempted limited partnership (“TPG-Axon International”); (vi) TPG-Axon International GP, LLC, a Delaware limited liability company (“InternationalGP”); (vii) Dinakar Singh LLC, a Delaware limited liability company (“Singh LLC”); and (viii) Dinakar Singh, a United States citizen (“Mr. Singh”). The foregoing entities and persons filed a single, joint Schedule 13D/A because they may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Act. TPG-Axon Management, as investment manager to TPG-Axon Domestic, TPG-Axon International and a managed account (the “Account”), has the power to direct the disposition and voting of the shares held by TPG-Axon Domestic, TPG-Axon International and the Account. InternationalGP is the general partner of TPG-Axon International. PartnersGP is the general partner of TPG-Axon Domestic and the managing member of InternationalGP. GPLLC is the general partner of PartnersGP and TPGAxon Management. Singh LLC is the managing member of GPLLC. Mr. Singh, an individual, is the managing member of Singh LLC and in such capacity may be deemed to control Singh LLC, GPLLC and TPG-Axon Management, and therefore may be deemed the beneficial owner of the securities held by TPG-Axon Domestic and TPG-Axon International. Each of Singh LLC, GPLLC, PartnersGP, InternationalGP and Mr. Singh disclaims beneficial ownership of the shares listed in the table above. The address for each of the above entities (other than TPG-Axon International) and persons is 888 Seventh Avenue, 38th Floor, New York, New York 10019. The address for TPG-Axon International is c/o Walkers Corporate Services Limited, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address for Mr. Beasley is 2 Eaton Court, Houston, Texas 77024.

Pursuant to the terms of that certain Settlement Agreement, by and among the TPG-Axon Entities and SandRidge, dated March 13, 2013, the shares of Common Stock listed in the table above and any other shares of Common Stock owned directly or indirectly by the TPG-Axon Entities and any of their affiliates as of the record date shall be voted in accordance with the Board of Directors’ recommendations on each of the proposals set forth in the Company’s proxy statement for its 2013 annual meeting of stockholders.

(9)	According to a Schedule 13G filed with the SEC on March 6, 2013, the shares of Common Stock listed in the table above are beneficially owned by Leon Cooperman. Mr. Cooperman is the Managing Member of Omega Associates, L.L.C. (“Associates”), a limited liability company organized under the laws of the State of Delaware. Associates is a private investment firm formed to invest in and act as general partner of investment partnerships or similar investment vehicles. Associates is the general partner of limited partnerships organized under the laws of Delaware known as Omega Capital Partners, L.P. (“Capital LP”), Omega Capital Investors, L.P.(“Investors LP”), and Omega Equity Investors, L.P. (“Equity LP”) and also the general partner of Omega Charitable Partnership L.P. (“Charitable LP”), an exempted limited partnership registered in the Cayman Islands. These entities are private investment firms engaged in the purchase and sale of securities for investment for their own accounts. Mr. Cooperman is the President and majority stockholder of Omega Advisors, Inc. (“Advisors”), a Delaware corporation, engaged in providing investment management services and is deemed to control said entity. Advisors serves as the investment manager to Omega Overseas Partners, Ltd. (“Overseas”), a Cayman Island exempted company. Mr. Cooperman is the ultimate controlling person of Associates, Capital LP, Investors LP, Equity LP, Charitable LP, and Advisors. The address of the principal business office of Mr. Cooperman is 2700 No. Military Trail, Suite 230, Boca Raton FL 33431 and the principal business office of each Capital LP, Equity LP, Investors LP, Charitable LP, Overseas, and Advisors is 88 Pine Street, Wall Street Plaza – 31st Floor, New York, NY 10005.
(10)	According to a Schedule 13D filed with the SEC on March 25, 2013, the shares of Common Stock listed in the table above are beneficially owned by Mount Kellett Capital Management LP, a Delaware limited partnership (“Mount Kellett”). Mount Kellett is a multi-strategy private investment firm focused on global value, special situations, and opportunistic investing that, through one or more intermediate entities, provides investment advisory and other services to its affiliated funds and accounts. Mount Kellett possesses the sole power to vote and the sole power to direct the disposition of all securities held by such funds and accounts. Mark McGoldrick serves as the Chief Investment Officer of the Reporting Person and, in such capacity, exercises voting control and dispositive control over all securities which may be deemed to be beneficially owned by Mount Kellett. The business address for Mount Kellett is 623 Fifth Avenue, 18th Floor, New York, New York 10022.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Oklahoma City Thunder Sponsorship and Suite License

Messrs. Ward and Dobson own a 19.23% and 3.85% interest, respectively, in Professional Basketball Club, LLC (“PBC”), which owns and operates the Oklahoma City Thunder (“Thunder”), a National Basketball Association team playing in Oklahoma City, where our headquarters is located. Like other prominent Oklahoma City-based companies, we entered into an agreement related to the sponsorship of the team in September 2008. Under the five-year agreement, we pay an average annual sponsorship fee of approximately $3,275,000 for advertising and promotional activities related to the Thunder. We paid an additional $612,000 in 2012 under the sponsorship arrangement as a result of the Thunder qualifying for the NBA playoffs.

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

Other Transactions with Mr. Ward

We own wells on certain areas of land in northwest Oklahoma under which TLW Land & Cattle LP (“TLW-LC”), an entity in which Mr. Ward has an ownership interest, owns a royalty interest. In 2012, we paid royalties totaling $1,424,253 to TLW-LC in connection with the production of oil and natural gas from these properties.

In May 2012 and August 2012, we purchased a portion of the working interest in leases covering acreage in northern Oklahoma from WCT Resources, L.L.C., a limited liability company formed in 2002 and owned by trusts established in 1989 for the benefit of Mr. Ward’s children (“WCT”), for $333,612 and $480,000, respectively. WCT also participates as a working interest owner in wells we operate in northwest Oklahoma, and during 2012, we paid revenue of $290,462 to WCT as a working interest owner. WCT is an independent oil and gas company in which Mr. Ward retains no financial interest nor has any management or operational involvement.

From time to time, the Company purchases from Mr. Ward, at his cost, tickets to various sporting and other entertainment events for use by Company employees. During 2012, the Company paid Mr. Ward approximately $283,982 for use of such tickets.

On November 9, 2012, Tom L. Ward and the Company entered into a settlement agreement relating to a third party claim under Section 16(b) of the Securities Exchange Act of 1934. The claim was filed in December 2010 and related to transactions undertaken by Mr. Ward in 2008 and 2009. The settlement agreement finds no liability or other wrongdoing under Section 16(b) regarding the transactions in question. Under the settlement agreement, Mr. Ward agreed to pay to the Company $5.0 million in four installments over four years commencing October 2013 and to waive his rights under his indemnification agreement with the Company with respect to the Section 16(b) action. The Company agreed to pay the fees of the plaintiff’s lawyers and paid Mr. Ward’s legal expenses as is required under his indemnification agreement.

Transactions with Mr. Oliver

In July 2012, the Company entered into a commercial lease to rent space in a building owned by an entity that is partially owned by one of our directors, Mr. Oliver. The terms provide for an initial lease term of three years with annual rent of approximately

$510,000. The Company is allowed to apply the cost of any renovations it makes to the rent amount. The terms of the lease were received and approved by our Board of Directors and we believe that the rent expense to be paid under the lease is at a fair market rate.

Buffalo Creek Minerals, L.L.C. (“Buffalo Creek Minerals”), an entity in which Mr. Oliver has a passive ownership interest, is a royalty interest owner in wells that we operate in northwest Oklahoma. During 2012, we paid $398,907 to Buffalo Creek Minerals related to its royalty interests.

Settlement with TPG-Axon

On March 13, 2013, the Company entered into the Settlement Agreement with TPG-Axon for the purposes of, among other things, terminating an ongoing consent solicitation process and withdrawing its slate of director nominees for the Company’s 2013 Annual Meeting of Stockholders. The settlement resulted in a change in the composition of the Company’s Board. Pursuant to the Settlement Agreement, the size of the Board was increased from seven to eleven directors with Stephen C. Beasley, Edward W. Moneypenny, Alan J. Weber and Dan A. Westbrook, each a director nominee of TPG-Axon, being named to fill the newly-created directorships resulting from the increase in the size of the Board. In addition, pursuant to the Settlement Agreement Daniel W. Jordan tendered his resignation from the Company’s Board effective June 30, 2013 and two additional directors who served on the Board prior to March 13, 2013 will resign from the Board on June 30, 2013 if Mr. Ward continues to serve as Chief Executive Officer or Chairman of the Company, or as an officer or director of any subsidiary of the Company, on such date, and another director identified by TPG-Axon will be appointed to the Board. Mr. Jordan subsequently resigned from the Board, effective April 29, 2013. If on June 30, 2013 Mr. Ward no longer serves as Chief Executive Officer or Chairman of the Company, or as an officer or director of any subsidiary of the Company, either Mr. Ward or another director who served on the Board prior to March 13, 2013 will resign from the Board on such date. Under the terms of the Settlement Agreement, the Company agreed to reimburse TPG-Axon up to $3,500,000 of reasonable third party expenses incurred by TPG-Axon in connection with the consent solicitation, the nomination of directors at the 2013 annual meeting and related matters.

Director Independence

The Board of Directors has determined that Messrs. Beasley, Brewer, Dobson, Gilliland, Moneypenny, Oliver, Serota, Weber and Westbrook have no material relationships with the Company other than as directors and stockholders of the Company and are “independent” for purposes of the NYSE listing standards. In making these determinations, the Board considered all relevant facts and circumstances that could affect such person’s exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that Mr. Dobson’s interest in the transaction between the Company and the Oklahoma City Thunder, whereby the Company has agreed to be a corporate sponsor for the team and purchase a suite license from the team, is not material because Mr. Dobson’s minority ownership interest in the team is relatively small in value compared to his other business interests and the value derived by the Company pursuant to the sponsorship arrangement. The Board also determined that the lease between an entity that is partially owned by Mr. Oliver and the Company and Mr. Oliver’s interest in Buffalo Creek Minerals are not material because of their relatively small value compared to Mr. Oliver’s other business interests and the Company’s overall activities. Please see “Certain Relationships and Related Transactions and Director Independence” for a more detailed discussion of these transactions. The Board of Directors additionally has determined that all Audit Committee members meet the independence requirements for audit committee members set forth in Rule 10A-3 under the Securities Exchange Act.

Item 14.	Principal Accountant Fees and Services

Set forth below is a summary of the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2012 and 2011.

	2012	2011
	(In thousands)
Audit Fees	$2,479	$2,638
Audit-Related Fees	131	106
Tax Fees	23	20
All Other Fees	—	—

Total	$2,633	$2,764

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

Audit-Related Fees. Audit-related fees consist primarily of due diligence, consultation regarding financial accounting and reporting standards and for the audit of financial statements presented in lieu of the financial statements required under Rule 3-05 of Regulation S-X with respect to certain assets acquired by the Company in 2012.

Tax Fees. Tax fees include all services performed by the firm’s tax division other than those related to the audit of financial statements.

All Other Fees. Other fees consist primarily of all fees billed for products and services provided by the firm other than those reported above.

The Audit Committee is responsible for approving in advance any services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee or its delegate unless the Audit Committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations. All of the services described above under audit fees, audit-related fees and tax fees for 2012 and 2011 were pre-approved by the Audit Committee. Specifically, the committee has pre-approved the use of PricewaterhouseCoopers LLP for detailed, specific types of tax advisory services related to compliance, technical interpretations, acquisition/disposition services, including due diligence, and federal and state audits.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013.

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

SANDRIDGE ENERGY, INC.

By	/s/ JAMES D. BENNETT
James D. Bennett, President and Chief Financial Officer

April 30, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated as of February 1, 2012, among SandRidge Energy, Inc., Dynamic Offshore Holding, LP and R/C Dynamic Holdings, L.P. (solely with respect to Section 9.2).	8-K	001-33784	2.1	2/3/2012

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008

3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010

3.3	Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	1/21/2009

3.4	Certificate of Designation of 6.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	12/22/2009

3.5	Certificate of Designation of 7.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/10/2010

3.6	Certificate of Designations of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/20/2012

3.7	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009

3.8	Amendments to the March 3, 2009 Amended and Restated Bylaws of SandRidge Energy, Inc. effective November 19, 2012	8-K	001-33784	3.2	11/20/2012

4.1	Specimen Stock Certificate representing common stock of SandRidge Energy, Inc.	S-1	333-148956	4.1	1/30/2008

4.2	Indenture, dated May 20, 2008, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	5/21/2008

4.3	Indenture, dated May 14, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	5/15/2009

4.4	Indenture, dated December 16, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	12/22/2009

4.5	Indenture, dated March 15, 2011, by and among the SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	3/18/2011

4.6	Indenture, dated as of April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association	8-K	001-33784	4.1	4/17/2012

4.7	Supplemental Indenture, dated April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.3	4/17/2012

4.8	Supplemental Indenture, dated June 1, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	10-Q	001-33784	4.3	8/6/2012

4.9	Indenture, dated as of August 20, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.4	8/21/2012

4.10	Rights Agreement, dated as of November 19, 2012, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively	8-K	001-33784	4.1	11/20/2012

10.1†	Executive Nonqualified Excess Plan	8-K	001-33784	10.1	7/15/2008

10.2†	SandRidge Energy, Inc. 2009 Incentive Plan	8-K	001-33784	10.1	6/9/2009

10.3.1	Employment Agreement of Tom L. Ward, effective as of December 20, 2011	8-K	001-33784	10.1	12/27/2011

10.3.2	Employment Agreement, effective as of December 20, 2011, between SandRidge Energy, Inc. and James D. Bennett	8-K	001-33784	10.3	12/27/2011

10.3.3	Form of Employment Agreement for the President and Executive Vice Presidents of SandRidge Energy, Inc.	8-K	001-33784	10.2	12/27/2011

10.4†	Form of Indemnification Agreement for directors and officers	S-1	333-148956	10.5	1/30/2008

10.5	Second Amended and Restated Credit Agreement, dated as of March 29, 2012, among SandRidge Energy, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto	8-K	001-33784	10.1	4/2/2012

10.6	Construction Management Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	001-33784	10.1	8/7/2008

10.7	Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	001-33784	10.2	8/7/2008

10.8	Gas Gathering Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Exploration and Production, LLC	10-Q	001-33784	10.5	8/6/2009

10.9	Operations and Maintenance Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Midstream, Inc.	10-Q	001-33784	10.6	8/6/2009

10.10	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust I	8-K	001-33784	10.1	4/14/2011

10.11	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-33784	10.1	8/19/2011

10.12	Purchase Agreement, dated April 2, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-33784	10.1	4/4/2012

10.13	Registration Rights Agreement, dated April 17, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-33784	4.2	4/17/2012

10.14	Registration Rights Agreement, dated as of February 1, 2012, between SandRidge Energy, Inc. and Dynamic Offshore Holding, LP	8-K	001-33784	10.1	2/3/2012

10.15	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II	8-K	001-33784	10.1	4/24/2012

10.16	Purchase Agreement, dated August 6, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers	8-K	001-33784	10.1	8/10/2012

10.17	Registration Rights Agreement, dated August 20, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, relating to the 7.5% Senior Notes due 2021 that were issued on August 20, 2012	8-K	001-33784	4.5	8/21/2012

10.18	Registration Rights Agreement, dated August 20, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, relating to the 7.5% Senior Notes due 2023	8-K	001-33784	4.6	8/21/2012

10.19	Purchase and Sale Agreement, dated as of December 19, 2012, between SandRidge Exploration and Production, LLC and Sheridan Holding Company II, LLC	8-K	001-33784	10.1	12/20/2012

10.20	Settlement Agreement, dated March 13, 2013, by and among the TPG-Axon Partners, L.P., TPG-Axon Management LP, TPG-Axon Partners GP, L.P., TPG-Axon GP, LLC, TPG-Axon International, L.P., TPG-Axon International GP, LLC and Dinakar Singh LLC and SandRidge Energy, Inc.	8-K	001-33784	10.1	3/13/2013

10.21	Separation Agreement, effective March 15, 2013 between SandRidge Energy, Inc. and Matthew K. Grubb	8-K	001-33784	10.1	3/15/2013

10.22	Separation Agreement, dated April 26, 2013 between SandRidge Energy, Inc. and Todd N. Tipton	8-K	001-33784	10.1	4/26/2013

10.23	Separation Agreement, dated April 26, 2013 between SandRidge Energy, Inc. and Rodney E. Johnson	8-K	001-33784	10.2	4/26/2013

21.1	Subsidiaries of SandRidge Energy, Inc.					*	*

23.1	Consent of PricewaterhouseCoopers LLP					*	*

23.2	Consent of Netherland, Sewell & Associates, Inc.					*	*

23.3	Consent of Lee Keeling and Associates, Inc.					*	*

23.4	Consent of DeGolyer and MacNaughton					*	*

24.1	Power of Attorney (included on signature page)					*	*

31.1	Section 302 Certification – Chief Executive Officer					*

31.2	Section 302 Certification – Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*

99.1	Report of Netherland, Sewell & Associates, Inc.					*	*

99.2	Report of Lee Keeling & Associates, Inc.					*	*

101.INS	XBRL Instance Document					*	*

101.SCH	XBRL Taxonomy Extension Schema Document					*	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*	*

101.DEF	XBRL Taxonomy Extension Definition Document					*	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*	*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Previously filed with annual report on Form 10-K for year ended December 31, 2012 filed March 1, 2013.