Form 10-Q
period 2013-09-30
SANDRIDGE ENERGY INC
filed 2013-11-06
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2013, was 490,330,561.

References in this report to the “Company” and “SandRidge” mean SandRidge Energy, Inc., including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning capital expenditures, the Company’s liquidity, capital resources, debt profile, pending acquisitions or dispositions, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations, economic performance and financial condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of Part II of this Quarterly Report and in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”).

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended September 30, 2013

PART I. Financial Information

ITEM 1. Financial Statements
SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$920,257	$309,766
Accounts receivable, net	390,882	445,506
Derivative contracts	8,306	71,022
Costs in excess of billings and contract loss	6,276	11,229
Prepaid expenses	37,857	31,319
Restricted deposit	—	255,000
Other current assets	39,684	19,043
Total current assets	1,403,262	1,142,885
Oil and natural gas properties, using full cost method of accounting
Proved	10,663,810	12,262,921
Unproved	529,032	865,863
Less: accumulated depreciation, depletion and impairment	(5,643,158)	(5,231,182)
	5,549,684	7,897,602
Other property, plant and equipment, net	576,390	582,375
Derivative contracts	15,478	23,617
Other assets	124,630	144,252
Total assets	$7,669,444	$9,790,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$774,115	$766,544
Billings and contract loss in excess of costs incurred	—	15,546
Derivative contracts	36,471	14,860
Asset retirement obligations	71,446	118,504
Deposit on pending sale	—	255,000
Total current liabilities	882,032	1,170,454
Long-term debt	3,194,784	4,301,083
Derivative contracts	24,542	59,787
Asset retirement obligations	358,301	379,906
Other long-term obligations	24,237	17,046
Total liabilities	4,483,896	5,928,276
Commitments and contingencies (Note 11)
Equity
SandRidge Energy, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at September 30, 2013 and December 31, 2012; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at September 30, 2013 and December 31, 2012; aggregate liquidation preference of $200,000	2	2
7.0% Convertible perpetual preferred stock; 3,000 shares issued and outstanding at September 30, 2013 and December 31, 2012; aggregate liquidation preference of $300,000	3	3
Common stock, $0.001 par value, 800,000 shares authorized; 491,805 issued and 490,536 outstanding at September 30, 2013 and 491,578 issued and 490,359 outstanding at December 31, 2012	483	476
Additional paid-in capital	5,292,792	5,233,019
Additional paid-in capital—stockholder receivable	(5,000)	(5,000)
Treasury stock, at cost	(8,763)	(8,602)
Accumulated deficit	(3,465,661)	(2,851,048)
Total SandRidge Energy, Inc. stockholders’ equity	1,813,859	2,368,853
Noncontrolling interest	1,371,689	1,493,602
Total equity	3,185,548	3,862,455
Total liabilities and equity	$7,669,444	$9,790,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues
Oil and natural gas	$459,211	$488,252	$1,391,510	$1,259,375
Drilling and services	16,149	27,760	49,597	90,701
Midstream and marketing	14,624	10,708	42,854	27,866
Construction contract	—	—	23,253	—
Other	3,619	6,078	11,066	14,925
Total revenues	493,603	532,798	1,518,280	1,392,867
Expenses
Production	116,317	137,033	365,629	342,824
Production taxes	8,816	12,967	24,819	36,222
Cost of sales	13,773	15,666	45,438	52,468
Midstream and marketing	13,224	10,674	39,954	27,187
Construction contract	—	—	23,253	—
Depreciation and depletion—oil and natural gas	137,639	166,126	434,068	392,452
Depreciation and amortization—other	15,270	16,497	46,628	46,357
Accretion of asset retirement obligations	8,472	9,053	28,051	19,625
Impairment	687	—	16,330	—
General and administrative	39,970	46,781	292,675	158,798
Loss (gain) on derivative contracts	132,808	193,497	70,051	(221,707)
Loss on sale of assets	539	375	398,364	3,755
Total expenses	487,515	608,669	1,785,260	857,981
Income (loss) from operations	6,088	(75,871)	(266,980)	534,886
Other income (expense)
Interest expense	(61,385)	(81,894)	(208,454)	(217,428)
Bargain purchase gain	—	—	—	122,696
Loss on extinguishment of debt	—	(3,056)	(82,005)	(3,056)
Other income, net	658	1,242	1,163	3,629
Total other expense	(60,727)	(83,708)	(289,296)	(94,159)
(Loss) income before income taxes	(54,639)	(159,579)	(556,276)	440,727
Income tax expense (benefit)	2,363	173	7,300	(100,373)
Net (loss) income	(57,002)	(159,752)	(563,576)	541,100
Less: net income attributable to noncontrolling interest	16,191	10,668	9,393	111,626
Net (loss) income attributable to SandRidge Energy, Inc.	(73,193)	(170,420)	(572,969)	429,474
Preferred stock dividends	13,881	13,881	41,644	41,644
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(87,074)	$(184,301)	$(614,613)	$387,830
(Loss) earnings per share
Basic	$(0.18)	$(0.39)	$(1.28)	$0.87
Diluted	$(0.18)	$(0.39)	$(1.28)	$0.80
Weighted average number of common shares outstanding
Basic	483,582	476,037	480,209	445,991
Diluted	483,582	476,037	480,209	537,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Nine Months Ended September 30, 2013
Balance at December 31, 2012	7,650	$8	490,359	$476	$5,228,019	$(8,602)	$(2,851,048)	$1,493,602	$3,862,455
Sale of royalty trust units	—	—	—	—	7,289	—	—	21,696	28,985
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(153,002)	(153,002)
Purchase of treasury stock	—	—	—	—	—	(29,661)	—	—	(29,661)
Retirement of treasury stock	—	—	—	—	(29,661)	29,661	—	—	—
Stock purchase — retirement plans, net of distributions	—	—	(50)	—	410	(161)	—	—	249
Stock-based compensation	—	—	—	—	81,746	—	—	—	81,746
Stock-based compensation excess tax benefit	—	—	—	—	(4)	—	—	—	(4)
Issuance of restricted stock awards, net of cancellations	—	—	227	7	(7)	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(572,969)	9,393	(563,576)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(41,644)	—	(41,644)
Balance at September 30, 2013	7,650	$8	490,536	$483	$5,287,792	$(8,763)	$(3,465,661)	$1,371,689	$3,185,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(563,576)	$541,100
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	480,696	438,809
Accretion of asset retirement obligations	28,051	19,625
Impairment	16,330	—
Debt issuance costs amortization	7,730	11,348
Amortization of discount, net of premium, on long-term debt	913	1,940
Bargain purchase gain	—	(122,696)
Loss on extinguishment of debt	82,005	3,056
Deferred income tax provision (benefit)	4,702	(100,288)
Loss (gain) due to change in fair value of derivative contracts	56,085	(234,705)
Loss due to amendment of derivative contracts	—	117,108
Gain due to contractual maturity of financing derivative contracts	(3,963)	(17,783)
Loss on sale of assets	398,364	3,755
Stock-based compensation	79,317	33,128
Other	1,485	(259)
Changes in operating assets and liabilities	6,868	(109,908)
Net cash provided by operating activities	595,007	584,230
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(1,163,539)	(1,625,737)
Acquisition of assets	(15,527)	(837,019)
Proceeds from sale of assets	2,567,355	422,171
Net cash provided by (used in) investing activities	1,388,289	(2,040,585)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	1,850,344
Repayments of borrowings	(1,115,500)	(366,029)
Premium on debt redemption	(61,997)	(825)
Debt issuance costs	(91)	(48,220)
Proceeds from issuance of royalty trust units	—	587,086
Proceeds from sale of royalty trust units	28,985	123,548
Noncontrolling interest distributions	(153,002)	(127,023)
Stock-based compensation excess tax benefit	(4)	8
Purchase of treasury stock	(31,270)	(12,807)
Dividends paid — preferred	(45,025)	(45,025)
Cash received (paid) on settlement of financing derivative contracts	5,099	(38,703)
Net cash (used in) provided by financing activities	(1,372,805)	1,922,354
NET INCREASE IN CASH AND CASH EQUIVALENTS	610,491	465,999
CASH AND CASH EQUIVALENTS, beginning of year	309,766	207,681
CASH AND CASH EQUIVALENTS, end of period	$920,257	$673,680
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(248,233)	$(181,386)
Cash paid for income taxes	(2,911)	(1,324)
Supplemental Disclosure of Noncash Investing and Financing Activities
Deposit on pending sale	$(255,000)	$—
Change in accrued capital expenditures	$(65,087)	$66,033
Adjustment to oil and natural gas properties for estimated contract loss	$—	$10,000
Asset retirement costs capitalized	$4,145	$5,363
Common stock issued in connection with acquisition	$—	$542,138

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

Interim Financial Statements. The accompanying condensed consolidated financial statements as of December 31, 2012 have been derived from the audited financial statements contained in the Company’s 2012 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2012 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the information in the Company’s accompanying unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2012 Form 10-K.

Significant Accounting Policies. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements included in the 2012 Form 10-K.

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

Use of Estimates. The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Risks and Uncertainties. The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company enters into derivative arrangements in order to mitigate a portion of the effect of this price volatility on the Company’s cash flows. See Note 9 for the Company’s open oil and natural gas derivative contracts.

Production targets contained in certain gathering and treating agreements require the Company to incur capital expenditures or make associated shortfall payments. Additionally, the Company has a drilling obligation to each of SandRidge Permian Trust (the “Permian Trust”) and SandRidge Mississippian Trust II (the “Mississippian Trust II”). See Note 3 for discussion of these drilling obligations. The Company depends on cash flows from operating activities, funding commitments from third parties for drilling carries and, as necessary, borrowings under its senior secured revolving credit facility (the “senior credit facility”) to fund its capital expenditures. Additionally, the Company may use proceeds from the issuance of equity and debt securities in the capital markets and from the sale or other monetization of assets to fund its capital expenditures. Based on current cash balances, cash flows from operating activities and funding commitments from third parties for drilling carries, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for the remainder of 2013 and 2014. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced, which could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility. See Note 8 for discussion of the financial covenants in the senior credit facility.

Recent Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) in January 2013. These updates require disclosures about the nature of an entity’s rights of offset and related arrangements associated with its recognized derivative contracts. The new disclosure requirements, which are effective for interim and annual periods beginning on or after January 1, 2013, were implemented by the Company on January 1, 2013. The implementation of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s financial position or results of operations. See Note 9 for the Company’s derivative disclosures.

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

During the fourth quarter of 2012, the Company updated certain of the estimates used in the preliminary purchase price allocation, primarily with respect to deferred taxes and other accruals for which the Company was awaiting additional information. Adjustments to the purchase price allocation and the corresponding $1.8 million adjustment to the bargain purchase gain and $3.0 million adjustment to the valuation allowance, which resulted in income tax expense, were recorded retrospectively to the period of the acquisition and are reflected in the accompanying unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the nine-month period ended September 30, 2012. The application of these adjustments resulted in a decrease of $4.8 million to net income and a decrease of $0.01 to both basic and diluted earnings per share for the nine-month period ended September 30, 2012 from net income and earnings per share previously presented. In the second quarter of 2013, the Company completed its valuation of assets acquired and liabilities assumed related to the Dynamic Acquisition with no further adjustments made to the purchase price allocation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the assets acquired and liabilities assumed in connection with the Dynamic Acquisition (in thousands, except stock price):

Consideration(1)
Shares of SandRidge common stock issued	73,962
SandRidge common stock price	$7.33
Fair value of common stock issued	542,138
Cash consideration(2)	680,000
Cash balance adjustment(3)	13,091
Total purchase price	$1,235,229

Fair Value of Liabilities Assumed
Current liabilities	$129,363
Asset retirement obligations(4)	315,922
Long-term deferred tax liability(5)	100,288
Other long-term liabilities	4,469
Amount attributable to liabilities assumed	550,042
Total purchase price plus liabilities assumed	1,785,271

Fair Value of Assets Acquired
Current assets	142,027
Oil and natural gas properties(6)	1,746,753
Other property, plant and equipment	1,296
Other non-current assets	17,891
Amount attributable to assets acquired	1,907,967
Bargain purchase gain(7)	$(122,696)
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

The following unaudited pro forma combined results of operations for the nine-month period ended September 30, 2012 are presented as though the Dynamic Acquisition had been completed as of January 1, 2011, which was the beginning of the earliest period presented at the time of the acquisition. The pro forma combined results of operations for the nine-month period ended September 30, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of Dynamic and certain reclassifications to conform Dynamic’s presentation and accounting policies to the Company’s, and to exclude the bargain purchase gain, the partial valuation allowance release and certain transaction costs. The supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Dynamic Acquisition or any estimated costs incurred to integrate Dynamic. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

Nine Months Ended September 30, 2012
(in thousands, except per share data)
Revenues	$1,570,801
Net income(1)	$334,038
Income available to SandRidge Energy, Inc. common stockholders(1)	$180,768
Earnings per common share(1)
Basic	$0.38
Diluted	$0.38
_________________

(1)
Pro forma net income, income available to SandRidge Energy, Inc. common stockholders and earnings per common share exclude $12.9 million of acquisition costs, a $122.7 million bargain purchase gain, a $100.3 million partial valuation allowance release and $10.9 million of fees to secure financing included in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2012.

Transaction costs related to the Dynamic Acquisition of $0.5 million and $12.9 million are included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2012, respectively. Fees incurred to secure financing for the acquisition of $10.9 million are included in interest expense in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2012.

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

The following unaudited pro forma combined results of operations for the nine-month period ended September 30, 2012 are presented as though the Company acquired the Gulf of Mexico Properties as of January 1, 2011, which was the beginning of the earliest period presented at the time of the acquisition. The pro forma combined results of operations for the nine-month period ended September 30, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of the acquired properties and estimates of the effect of the transaction on the combined results. The supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved had the transaction been in effect for the period presented. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

Nine Months Ended September 30, 2012
(in thousands, except per share data)
Revenues	$1,421,283
Net income	$543,947
Income available to SandRidge Energy, Inc. common stockholders	$390,227
Earnings per common share
Basic	$0.87
Diluted	$0.80

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2013 Divestiture

Sale of Permian Properties. On February 26, 2013, the Company sold all of its oil and natural gas properties in the Permian Basin in west Texas, excluding the assets attributable to the Permian Trust’s area of mutual interest (the “Permian Properties”), for $2.6 billion, including certain post-closing adjustments that were finalized in the third quarter of 2013. This transaction resulted in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded a loss on the sale. Including certain post-closing adjustments that were finalized in the third quarter of 2013, a $398.9 million loss on the sale is included in loss on sale of assets in the accompanying unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2013. A portion of the loss totaling $71.7 million, which includes the effects of post-closing adjustments recorded in the third quarter of 2013, was allocated to noncontrolling interests and is reflected in net income attributable to noncontrolling interest in the accompanying unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2013. The loss was calculated based on a comparison of proceeds received and the asset retirement obligations attributable to the Permian Properties that were assumed by the buyer to the sum of (i) an allocation of the historical net book value of the Company’s proved oil and natural gas properties attributable to the Permian Properties, (ii) the historical cost of unproved acreage sold and (iii) costs incurred by the Company to sell these properties. The allocated net book value attributable to the Permian Properties was calculated based on the relative fair value of the Permian Properties and the remaining proved oil and natural gas properties retained by the Company as of the date of sale.

The following table presents revenues and direct operating expenses of the Permian Properties included in the accompanying unaudited condensed consolidated statements of operations for the three-month period ended September 30, 2012 and the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013(1)	2012
Revenues	$143,347	$68,027	$438,742
Direct operating expenses	$27,603	$17,453	$92,884
__________________

(1)	Includes revenues and direct operating expenses through February 26, 2013, the date of sale.

Sale of Working Interests and Associated Drilling Carry Commitments

During 2011 and 2012, the Company completed two transactions whereby it sold non-operated working interests in the Mississippian formation. In these transactions, the Company received aggregate cash proceeds of $500.0 million for the sale of working interests and received drilling carry commitments to fund a portion of its future drilling and completion costs within areas of mutual interest totaling $1.0 billion. For accounting purposes, initial cash proceeds from these transactions were reflected as a reduction of oil and natural gas properties with no gain or loss recognized. These transactions and the associated drilling carries as of September 30, 2013 were as follows:

Partner	Closing Date	Total Drilling Carry	Drilling Carry Recorded	Drilling Carry Remaining
		(in thousands)
Atinum MidCon I, LLC	September 2011	$250,000	$250,000	$—
Repsol E&P USA, Inc.	January 2012	750,000	470,700	279,300
		$1,000,000	$720,700	$279,300

During the nine-month periods ended September 30, 2013 and 2012, the Company recorded approximately $334.2 million and $243.1 million, respectively, for Atinum MidCon I, LLC’s and Repsol E&P USA, Inc.’s drilling carries, which reduced the Company’s capital expenditures for the respective period. As of September 30, 2013, Atinum MidCon I, LLC has fully funded its drilling carry commitment. Under the agreement with Repsol E&P USA, Inc., the remaining drilling carry commitment may be reduced if a certain number of wells are not drilled within the area of mutual interest during a twelve-month period.

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

GRLP’s assets can only be used to settle its own obligations and not other obligations of the Company. GRLP’s creditors have no recourse to the general credit of the Company. Although GRLP is included in the Company’s consolidated financial statements, the Company’s legal interest in GRLP’s assets is limited to its 50% ownership. At September 30, 2013 and December 31, 2012, $0.6 million and $1.1 million, respectively, of noncontrolling interest in the accompanying condensed consolidated balance sheets were related to GRLP. GRLP’s assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$111	$1,080
Accounts receivable, net	16	20
Prepaid expenses	33	64
Other current assets	109	109
Total current assets	269	1,273
Other property, plant and equipment, net	1,184	1,246
Total assets	$1,453	$2,519

Accounts payable and accrued expenses	$165	$274
Total liabilities	$165	$274

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
____________________

(1)
Subsequent to the initial public offerings, the Company sold common units of the Royalty Trusts it owned in transactions exempt from registration under Rule 144 under the Securities Act. These transactions decreased the Company’s beneficial interests in the Royalty Trusts. See further discussion of the unit sales below.

(2)
At the time each Royalty Trust terminates, 50% of the royalty interests conveyed to the Royalty Trust will automatically revert to the Company, and the remaining 50% will be sold with the proceeds distributed to the Royalty Trust unitholders.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Royalty Trusts declared and paid quarterly distributions during the three and nine-month periods ended September 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012	2013(1)	2012(2)
Total distributions	$81,594	$75,246	$226,404	$193,262
Distributions to third-party unitholders	$54,287	$50,222	$153,002	$127,023
____________________

(1)
Subordination thresholds were not met for the Mississippian Trust I’s second and third quarter 2013 distributions and for the Permian Trust’s second quarter 2013 distribution, resulting in reduced distributions to the Company on its subordinated units for these periods.

(2)	The Company received incentive distributions from the Mississippian Trust I during the nine-month period ended September 30, 2012.

See Note 19 for discussion of the Royalty Trusts’ distributions announced in October 2013.

Pursuant to the trust agreements governing the Royalty Trusts, SandRidge has a loan commitment to each Royalty Trust, whereby SandRidge will loan funds to the Royalty Trust on an unsecured basis, with terms substantially the same as would be obtained in an arm’s length transaction between SandRidge and an unaffiliated party, if at any time the Royalty Trust’s cash is not sufficient to pay ordinary course administrative expenses as they become due. Any funds loaned may not be used to satisfy indebtedness of the Royalty Trust or to make distributions. There were no amounts outstanding under the loan commitments at September 30, 2013 or December 31, 2012.

The Company and one of its wholly owned subsidiaries entered into a development agreement with each Royalty Trust that obligates the Company to drill, or cause to be drilled, a specified number of wells within respective areas of mutual interest, which are also subject to the royalty interests granted to the Mississippian Trust I, the Permian Trust and the Mississippian Trust II, by December 31, 2015, March 31, 2016 and December 31, 2016, respectively. At the end of the fourth full calendar quarter following satisfaction of the Company’s drilling obligation (the “subordination period”), the subordinated units of each Royalty Trust will automatically convert into common units on a one-for-one basis and the Company’s right to receive incentive distributions will terminate. One of the Company’s wholly owned subsidiaries also granted to each Royalty Trust a lien on the Company’s interests in the properties where the development wells will be drilled in order to secure the estimated amount of drilling costs for the Royalty Trust’s interests in the wells. As the Company fulfills its drilling obligation to each Royalty Trust, development wells that have been drilled and perforated for completion are released from the lien and the total amount that may be recovered by each Royalty Trust is proportionately reduced. In the second quarter of 2013, the Company fulfilled its drilling obligation to the Mississippian Trust I. As of September 30, 2013, the total maximum amount recoverable by the Permian Trust and the Mississippian Trust II under the remaining liens was approximately $167.8 million.

Additionally, the Company and each Royalty Trust entered into an administrative services agreement, pursuant to which the Company provides certain administrative services to the Royalty Trust, including hedge management services to the Permian Trust and the Mississippian Trust II. The Company also entered into derivatives agreements with each Royalty Trust, pursuant to which the Company provides to the Royalty Trust the economic effects of certain of the Company’s derivative contracts. Substantially concurrent with the execution of the derivatives agreements with the Permian Trust and the Mississippian Trust II, the Company novated certain of the derivative contracts underlying the respective derivatives agreements to the Permian Trust and the Mississippian Trust II. The Company novated certain additional derivative contracts underlying the derivatives agreements to the Permian Trust in April 2012 and to the Permian Trust and the Mississippian Trust II in March 2013. The tables below present the open oil and natural gas commodity derivative contracts at September 30, 2013 underlying the derivatives agreements. The combined volume in the tables below reflects the total volume of the Royalty Trusts’ open oil and natural gas commodity derivative contracts.

Oil Price Swaps Underlying the Derivatives Agreements

	Notional (MBbls)	Weighted Average Fixed Price
October 2013 - December 2013	413	$103.04
January 2014 - December 2014	1,862	$100.70
January 2015 - December 2015	630	$101.03

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Natural Gas Collars Underlying the Derivatives Agreements

	Notional (MMcf)	Collar Range
October 2013 - December 2013	216	$4.00	—	$7.15
January 2014 - December 2014	937	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

Oil Price Swaps Underlying the Derivatives Agreements and Novated to the Royalty Trusts

	Notional (MBbls)	Weighted Average Fixed Price
October 2013 - December 2013	302	$103.27
January 2014 - December 2014	991	$100.79
January 2015 - March 2015	141	$100.90

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

As noted above, the Company fulfilled its drilling obligation to the Mississippian Trust I in the second quarter of 2013. Accordingly, the Mississippian Trust I's subordinated units, all of which are held by SandRidge, will convert to common units at the end of the subordination period. The Company is currently assessing the impact of the conversion on its status as the primary beneficiary of the Mississippian Trust I.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Each Royalty Trust’s assets can be used to settle only that Royalty Trust’s obligations and not other obligations of the Company or another Royalty Trust. The Royalty Trusts’ creditors have no contractual recourse to the general credit of the Company. Although the Royalty Trusts are included in the Company’s consolidated financial statements, the Company’s legal interest in the Royalty Trusts’ assets is limited to its ownership of the Royalty Trusts’ units. At September 30, 2013 and December 31, 2012, $1.4 billion and $1.5 billion, respectively, of noncontrolling interest in the accompanying condensed consolidated balance sheets were attributable to the Royalty Trusts. The Royalty Trusts’ assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents(1)	$8,816	$7,445
Accounts receivable, net	25,518	28,596
Derivative contracts	3,776	10,286
Total current assets	38,110	46,327
Investment in royalty interests(2)	1,325,942	1,325,942
Less: accumulated depletion	(168,569)	(103,746)
	1,157,373	1,222,196
Derivative contracts	3,389	7,660
Total assets	$1,198,872	$1,276,183
Accounts payable and accrued expenses	$3,788	$1,101
Total liabilities	$3,788	$1,101
____________________

(1)	Includes $3.0 million held by the trustee at September 30, 2013 and December 31, 2012 as reserves for future general and administrative expenses.

(2)
Investment in royalty interests is included in oil and natural gas properties in the accompanying unaudited condensed consolidated balance sheets, and was determined by allocating the historical net book value of the Company’s full cost pool based on the fair value of each Royalty Trust’s royalty interests relative to the fair value of the Company’s full cost pool.

During 2012 and 2013, the Company sold Royalty Trust common units it owned in transactions exempt from registration pursuant to Rule 144 under the Securities Act, which further reduced its beneficial interest. Total proceeds from such transactions were $29.0 million for the three and nine-month periods ended September 30, 2013 and $123.5 million for the nine-month period ended September 30, 2012. The unit sales were accounted for as equity transactions with no gain or loss recognized. The Company continues to be the primary beneficiary of the Royalty Trusts, after consideration of these transactions, as discussed above, and accordingly, continues to consolidate the activities of the Royalty Trusts during the subordination period. The Company’s beneficial interests in the Royalty Trusts at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Mississippian Trust I	26.9%	26.9%
Permian Trust	28.5%	30.5%
Mississippian Trust II	37.6%	39.9%

See Note 11 for discussion of the Company’s legal proceedings to which the Mississippian Trust I and Mississippian Trust II are also parties.

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

Amounts due from and due to PGC as of September 30, 2013 and December 31, 2012 included in the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable due from PGC	$1,496	$1,976
Accounts payable due to PGC	$4,249	$5,053

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in each level of the hierarchy as of September 30, 2013 or December 31, 2012, as described below.

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

Level 3 Fair Value Measurements

Derivative contracts. The fair value of the Company’s oil basis swaps outstanding at December 31, 2012 was based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s oil basis swaps was the estimate of future oil basis differentials. Significant increases (decreases) in oil basis differentials could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of the Company’s oil basis swaps at December 31, 2012 are included in the table below. All of the outstanding oil basis swaps at December 31, 2012 contractually matured prior to June 30, 2013.

Unobservable Input	Range			Weighted Average	Fair Value
	(price per Bbl)			(price per Bbl)	(in thousands)
Oil basis differential forward curve	$10.00	–	$21.98	$14.74	$(512)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2013

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Restricted deposits	$27,952	$—	$—	$—	$27,952
Commodity derivative contracts	—	58,086	—	(34,302)	23,784
Investments	14,139	—	—	—	14,139
	$42,091	$58,086	$—	$(34,302)	$65,875
Liabilities
Commodity derivative contracts	$—	$95,315	$—	$(34,302)	$61,013
	$—	$95,315	$—	$(34,302)	$61,013

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

The table below sets forth a reconciliation of the Company’s commodity derivative contracts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-month period ended September 30, 2012 and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013	2012

Beginning balance of Level 3	$5,013	$(512)	$(4,253)
Loss on derivative contracts	(4,261)	(133)	(3,872)
Purchases	—	—	5,697
Settlements (received) paid	(569)	645	2,611
Ending balance of Level 3	$183	$—	$183

The Company’s policy is to recognize transfers between fair value hierarchy levels as of the end of the quarterly reporting period in which the event or change in circumstances causing the transfer occurred. During the three and nine-month periods ended September 30, 2013 and 2012, the Company did not have any transfers between levels.

(Gains) losses due to changes in fair value of the Company’s Level 3 commodity derivative contracts outstanding at September 30, 2012 were $(4.8) million and $2.2 million for the three and nine-month periods ended September 30, 2012, respectively. These amounts have been included in loss (gain) on derivative contracts in the accompanying unaudited condensed consolidated statements of operations. There were no outstanding Level 3 commodity derivative contracts at September 30, 2013.

See Note 9 for further discussion of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value of Financial Instruments

The Company measures the fair value of its senior notes using pricing for the Company’s senior notes that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
9.875% Senior Notes due 2016(1)	$—	$—	$392,913	$356,657
8.0% Senior Notes due 2018	—	—	790,313	750,000
8.75% Senior Notes due 2020(2)	477,000	444,580	490,500	444,127
7.5% Senior Notes due 2021(3)	1,198,500	1,179,027	1,257,250	1,179,328
8.125% Senior Notes due 2022	766,875	750,000	823,125	750,000
7.5% Senior Notes due 2023(4)	829,125	821,177	882,750	820,971
____________________
(1)Carrying value is net of $8,843 discount at December 31, 2012.
(2)Carrying value is net of $5,420 and $5,873 discount at September 30, 2013 and December 31, 2012, respectively.
(3)Carrying value includes a premium, applicable to notes issued in August 2012, of $4,027 and $4,328 at
September 30, 2013 and December 31, 2012, respectively.
(4)Carrying value is net of $3,823 and $4,029 discount at September 30, 2013 and December 31, 2012, respectively.

See Note 8 for discussion of the Company’s long-term debt, including the redemption of all of the outstanding 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018 in March 2013.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Oil and natural gas properties
Proved(1)	$10,663,810	$12,262,921
Unproved	529,032	865,863
Total oil and natural gas properties	11,192,842	13,128,784
Less accumulated depreciation, depletion and impairment	(5,643,158)	(5,231,182)
Net oil and natural gas properties capitalized costs	5,549,684	7,897,602
Land	18,423	17,927
Non-oil and natural gas equipment(2)	610,740	643,370
Buildings and structures(3)	230,508	205,349
Total	859,671	866,646
Less accumulated depreciation and amortization	(283,281)	(284,271)
Other property, plant and equipment, net	576,390	582,375
Total property, plant and equipment, net	$6,126,074	$8,479,977
____________________

(1)	Includes cumulative capitalized interest of approximately $20.7 million and $11.7 million at September 30, 2013 and December 31, 2012, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both September 30, 2013 and December 31, 2012.

(3)	Includes cumulative capitalized interest of approximately $10.7 million and $7.1 million at September 30, 2013 and December 31, 2012, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the second and third quarters of 2013, the Company committed to plans to sell various drilling and corporate assets. These assets are included in other current assets in the accompanying unaudited condensed consolidated balance sheet at September 30, 2013 as the Company intends to sell the assets within a year. The net book value of the drilling assets was adjusted to fair value, resulting in impairments of $0.5 million and $11.1 million during the three and nine-month periods ended September 30, 2013, respectively, and a combined remaining net book value of $6.2 million at September 30, 2013. Fair value for the drilling assets was estimated based on the most recent offers received from third parties with consideration of current market conditions. Based on the limited market activity for a majority of these assets, the valuation is considered Level 3 under the fair value hierarchy, as described in Note 4. The net book value of the corporate asset was adjusted to fair value, resulting in an impairment of $2.9 million during the nine-month period ended September 30, 2013 and remaining net book value of $17.0 million. The fair value of the corporate asset was based on a current offer from a third-party purchaser, which is considered a Level 3 input.

In the second and third quarters of 2013, the Company evaluated certain midstream pipe inventory, natural gas compressors and a compressor station for impairment after determining that their future use was limited. As a result of these evaluations, the Company recorded impairments of $0.2 million and $2.3 million during the three and nine-month periods ended September 30, 2013, respectively, on these assets to reduce their carrying value to market value.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Debt issuance costs, net of amortization	$64,283	$83,643
Restricted deposits	27,952	27,947
Notes receivable on asset retirement obligations	11,655	11,433
Investments	14,139	10,348
Other	6,601	10,881
Total other assets	$124,630	$144,252

7. Construction Contracts

Century Plant. As of December 31, 2012, the Company had substantially completed construction of a carbon dioxide (“CO2”) treatment plant in Pecos County, Texas (the “Century Plant”), and associated compression and pipeline facilities pursuant to an agreement with Occidental Petroleum Corporation (“Occidental”). The Company constructed the Century Plant for a contract price of $796.3 million, which included agreed upon change orders and scope revisions, that Occidental paid to the Company through periodic cost reimbursements based upon the percentage of the project completed. Upon substantial completion of construction in late 2012, Occidental took ownership and began operating the Century Plant for the purpose of separating and removing CO2 from the delivered natural gas stream. The Company recorded additions totaling $180.0 million to its oil and natural gas properties for costs incurred in excess of contract amounts during the construction period. Costs in excess of billings and contract loss of $4.0 million at September 30, 2013, representing costs incurred in the final stages of construction, are reported as a current asset in the accompanying unaudited condensed consolidated balance sheet. Billings and contract loss in excess of costs incurred of $15.5 million at December 31, 2012 are reported as a current liability in the accompanying unaudited condensed consolidated balance sheet.

Pursuant to a 30-year treating agreement executed simultaneously with the construction agreement, Occidental will remove CO2 from the Company’s delivered natural gas production volumes. Under this agreement, the Company is required to deliver certain minimum CO2 volumes annually and is required to compensate Occidental to the extent such requirements are not met. See Note 11 for additional discussion of the treating agreement. The Company retains all methane gas from the natural gas it delivers to the Century Plant.

Transmission Expansion Projects. In the second quarter of 2013, the Company substantially completed the construction of a series of electrical transmission expansion and upgrade projects in northern Oklahoma for a third party. The Company constructed these projects for a contract price of $23.3 million, which included agreed upon change orders. Upon substantial completion of the contract, the Company recognized construction contract revenue and costs equal to the revised contract price of $23.3 million, which are included in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2013. Costs in excess of billings on these projects of approximately $2.3 million, representing costs incurred in the final stages of construction, and $11.2 million at September 30, 2013 and December 31, 2012, respectively, are included in current assets in the accompanying unaudited condensed consolidated balance sheets.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior credit facility	$—	$—
Senior notes
9.875% Senior Notes due 2016, net of $8,843 discount at December 31, 2012	—	356,657
8.0% Senior Notes due 2018	—	750,000
8.75% Senior Notes due 2020, net of $5,420 and $5,873 discount, respectively	444,580	444,127
7.5% Senior Notes due 2021, including a premium of $4,027 and $4,328, respectively	1,179,027	1,179,328
8.125% Senior Notes due 2022	750,000	750,000
7.5% Senior Notes due 2023, net of $3,823 and $4,029 discount, respectively	821,177	820,971
Total debt	3,194,784	4,301,083
Less: current maturities of long-term debt	—	—
Long-term debt	$3,194,784	$4,301,083

Senior Credit Facility

The senior credit facility is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below. As of September 30, 2013, the senior credit facility contained financial covenants, including maintenance of agreed upon levels for the (i) ratio of total net debt to EBITDA, which may not exceed 4.5:1.0 at each quarter end, calculated using the last four completed fiscal quarters and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. If no amounts are drawn under the senior credit facility when calculating the ratio of total net debt to EBITDA, the Company’s debt is reduced by its cash balance in excess of $10.0 million. In the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. The senior credit facility matures in March 2017.

The senior credit facility also contains various covenants that limit the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. As of and during the three and nine-month periods ended September 30, 2013, the Company was in compliance with all applicable financial covenants under the senior credit facility.

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

Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed amount. In August 2012, the borrowing base was reduced to $775.0 million from $1.0 billion as a result of the issuance of the 7.5% Senior Notes due 2023 and additional 7.5% Senior Notes due 2021, as discussed below. The Company’s borrowing base was reaffirmed at $775.0 million in October 2013, and the next redetermination will take place in April 2014. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base.

At September 30, 2013, the Company had no amount outstanding under the senior credit facility and $27.6 million in outstanding letters of credit, which reduce the availability under the senior credit facility on a dollar-for-dollar basis.

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

Debt issuance costs of $70.2 million incurred in connection with the offerings and subsequent registered exchange offers of the Senior Fixed Rate Notes outstanding at September 30, 2013 are included in other assets in the accompanying unaudited condensed consolidated balance sheets and are being amortized to interest expense over the term of the respective series of Senior Fixed Rate Notes.

2013 Activity. In March 2013, the Company redeemed the outstanding $365.5 million aggregate principal amount of its 9.875% Senior Notes due 2016 and the outstanding $750.0 million aggregate principal amount of its 8.0% Senior Notes due 2018 for total consideration of $1,061.34 per $1,000 principal amount and $1,052.77 per $1,000 principal amount, respectively. The premium paid to redeem these notes and the expense incurred to write off the remaining associated unamortized debt issuance costs, totaling $82.0 million, were recorded as a loss on extinguishment of debt in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2013.

2012 Activity. In 2012, the Company completed offerings of the 8.125% Senior Notes due 2022, additional 7.5% Senior Notes due 2021 and 7.5% Senior Notes due 2023 (collectively, the “2012 Senior Notes”) to qualified institutional buyers eligible under Rule 144A of the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The Company incurred $41.0 million of debt issuance costs in connection with the 2012 Senior Notes offerings and subsequent registered exchange offers.

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

Indentures. Each of the indentures governing the Company’s Senior Fixed Rate Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three and nine-month periods ended September 30, 2013, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

Senior Floating Rate Notes Due 2014

In the third quarter of 2012, the Company purchased 100%, or $350.0 million of the outstanding aggregate principal amount of its Senior Floating Rate Notes. All holders whose notes were purchased in the Company’s tender offer or upon redemption received accrued and unpaid interest from July 1, 2012 through the date of purchase. The Senior Floating Rate Notes were issued in May 2008 and bore interest at LIBOR plus 3.625% prior to their retirement.

9. Derivatives

The Company has not designated any of its derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value. Changes in derivative contract fair values are recognized in earnings. Cash settlements and valuation gains and losses are included in loss (gain) on derivative contracts for commodity derivative contracts and in interest expense for interest rate swaps in the accompanying unaudited condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly or quarterly basis. Settlements on interest rate swaps occur quarterly. Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the condensed consolidated balance sheet.

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. At September 30, 2013, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

The Company had a $350.0 million notional interest rate swap agreement which effectively fixed the variable interest rate on the Senior Floating Rate Notes at an annual rate of 6.69% for periods prior to the Company’s purchase and redemption of the Senior Floating Rate Notes in the third quarter of 2012. The interest rate swap, which was not designated as a hedge, matured on April 1, 2013.

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

Substantially concurrent with the execution of the respective derivatives agreements, the Company novated certain of the derivative contracts underlying the derivatives agreements to each of the Permian Trust and the Mississippian Trust II. As a party to these contracts, the Permian Trust and the Mississippian Trust II receive payment directly from the counterparty and pay any amounts owed directly to the counterparty. To secure its obligations under the respective derivative contracts novated to it, each of the Permian Trust and the Mississippian Trust II granted the counterparties liens on the royalty interests held by each respective Royalty Trust. Under the derivatives agreements, as development wells are drilled for the benefit of the Permian Trust and the Mississippian Trust II, the Company has the right, under certain circumstances, to assign or novate to the Permian Trust and the Mississippian Trust II additional derivative contracts. The Company novated certain additional derivative contracts underlying the derivatives agreements to the Permian Trust in April 2012 and to the Permian Trust and the Mississippian Trust II in March 2013.

All contracts underlying the derivatives agreements with the Royalty Trusts, including those novated to the Permian Trust and the Mississippian Trust II, have been included in the Company’s consolidated derivative disclosures. See Note 3 for the Royalty Trusts’ open derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value of Derivatives. The following table presents the fair value of the Company’s derivative contracts as of September 30, 2013 and December 31, 2012 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	September 30, 2013	December 31, 2012
Derivative assets
Oil price swaps	Derivative contracts-current	$14,585	$88,052
Natural gas price swaps	Derivative contracts-current	6,374	—
Oil basis swaps	Derivative contracts-current	—	183
Natural gas collars	Derivative contracts-current	727	3,111
Oil price swaps	Derivative contracts-noncurrent	23,050	37,983
Oil collars - three way	Derivative contracts-noncurrent	12,837	190
Natural gas collars	Derivative contracts-noncurrent	513	884
Derivative liabilities
Oil price swaps	Derivative contracts-current	(43,519)	(31,991)
Oil basis swaps	Derivative contracts-current	—	(695)
Oil collars - two way	Derivative contracts-current	(92)	(103)
Oil collars - three way	Derivative contracts-current	(6,240)	—
Interest rate swap	Derivative contracts-current	—	(2,395)
Oil price swaps	Derivative contracts-noncurrent	(45,464)	(67,900)
Oil collars - three way	Derivative contracts-noncurrent	—	(7,327)
Total net derivative contracts		$(37,229)	$19,992

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts.

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

September 30, 2013

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$21,686	$(13,380)	$8,306	$—	$8,306
Derivative contracts - noncurrent	36,400	(20,922)	15,478	—	15,478
Total	$58,086	$(34,302)	$23,784	$—	$23,784

Liabilities
Derivative contracts - current	$49,851	$(13,380)	$36,471	$(36,471)	$—
Derivative contracts - noncurrent	45,464	(20,922)	24,542	(24,542)	—
Total	$95,315	$(34,302)	$61,013	$(61,013)	$—

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

The following table summarizes the cash settlements and valuation gains and losses on the Company’s commodity derivative contracts and interest rate swap, which are included in loss (gain) on derivative contracts and interest expense, respectively, in the accompanying unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commodity Derivatives
Loss (gain) on settlement(1)	$13,203	$(28,970)	$11,571	$7,366
Loss (gain) due to change in fair value	119,605	222,467	58,480	(229,073)
Loss (gain) on commodity derivative contracts	$132,808	$193,497	$70,051	$(221,707)
Interest Rate Swap
Loss on settlement	$—	$2,330	$2,409	$6,824
Gain due to change in fair value	—	(2,033)	(2,395)	(5,632)
Loss on interest rate swap	$—	$297	$14	$1,192
____________________

(1)
The three-month period ended September 30, 2012 included $2.1 million of gains related to settlements of commodity derivative contracts with contractual maturities after the quarterly period in which they were settled (“early settlements”). The nine-month periods ended September 30, 2013 and 2012 included $29.3 million and $(59.5) million, respectively, of losses (gains) related to early settlements. The nine-month period ended September 30, 2012 also included $117.1 million of non-cash losses due to the amendment of derivative contracts in January 2012.

At September 30, 2013, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
October 2013 - December 2013	3,494	$99.48
January 2014 - December 2014	8,813	$92.98
January 2015 - December 2015	6,614	$85.25

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
October 2013 - December 2013	12,420	$4.11

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Oil Collars - Two-way

	Notional (MBbls)	Collar Range
October 2013 - December 2013	42	$80.00	—	$102.50

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
January 2014 - December 2014	8,213	$70.00	$90.20	$100.00
January 2015 - December 2015	2,920	$73.13	$90.82	$103.13

Natural Gas Collars

	Notional (MMcf)	Collar Range
October 2013 - December 2013	1,716	$3.78	—	$6.71
January 2014 - December 2014	937	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

10. Asset Retirement Obligations

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligations for the period from December 31, 2012 to September 30, 2013 is as follows (in thousands):

Asset retirement obligations at December 31, 2012	$498,410
Liability incurred upon acquiring and drilling wells	4,145
Revisions in estimated cash flows	(206)
Liability settled or disposed in current period(1)	(100,653)
Accretion	28,051
Asset retirement obligations at September 30, 2013	429,747
Less: current portion	71,446
Asset retirement obligations, net of current	$358,301

____________________

(1)
Liability settled or disposed during the nine-month period ended September 30, 2013 includes $22.7 million for the settlement of a plugging and abandonment obligation associated with the Company’s Bullwinkle platform in the Gulf of Mexico and $15.2 million disposed in conjunction with the sale of the Permian Properties in February 2013. Additionally, $17.1 million and $21.3 million were spent in the East Breaks and West Delta regions, respectively, to decommission various platforms, pipeline and associated wells during the nine-month period ended September 30, 2013.

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

On August 4, 2011, Patriot Exploration, LLC, Jonathan Feldman, Redwing Drilling Partners, Mapleleaf Drilling Partners, Avalanche Drilling Partners, Penguin Drilling Partners and Gramax Insurance Company Ltd. filed a lawsuit against the Company, SandRidge Exploration and Production, LLC (“SandRidge E&P”) and certain current and former directors and senior executive officers of the Company (collectively, the “defendants”) in the U.S. District Court for the District of Connecticut. On October 28, 2011, the plaintiffs filed an amended complaint alleging substantially the same allegations as those contained in the original complaint. The plaintiffs allege that the defendants made false and misleading statements to U.S. Drilling Capital Management LLC and to the plaintiffs prior to the entry into a participation agreement among Patriot Exploration, LLC, U.S. Drilling Capital Management LLC and SandRidge E&P, which provided for the investment by the plaintiffs in certain of SandRidge E&P's oil and natural gas properties. To date, the plaintiffs have invested approximately $16.0 million under the participation agreement. The plaintiffs seek compensatory and punitive damages and rescission of the participation agreement. On November 28, 2011, the defendants filed a motion to dismiss the amended complaint. On June 29, 2013, the court granted in part and denied in part the defendants’ motion. The Company intends to defend this lawsuit vigorously and believes the plaintiffs' claims are without merit. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the Company's defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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
On April 10, 2013, the U.S. District Court for the Western District of Oklahoma consolidated the Levine, Depuy, Elliot, Brothers, and Ezell actions (the “Federal Shareholder Derivative Litigation”) under the caption “In re SandRidge Energy, Inc. Shareholder Derivative Litigation,” appointed a lead plaintiff and lead counsel, and ordered the lead plaintiff to file a consolidated complaint by May 1, 2013. On June 3, 2013, the Company and the individual defendants filed their respective motions to dismiss the consolidated complaint. On September 11, 2013, the court granted the defendants’ respective motions to dismiss the consolidated complaint without prejudice, and granted plaintiffs leave to file an amended consolidated complaint. The plaintiffs filed an amended consolidated complaint on October 9, 2013, in which plaintiffs allege that: (i) the Company’s former Chief Executive Officer (“CEO”), Tom Ward, breached his fiduciary duties by usurping corporate opportunities, (ii) certain of the Company’s current and former directors breached their fiduciary duties of care, (iii) Mr. Ward and certain of the Company’s current and former directors wasted corporate assets, (iv) certain entities allegedly affiliated with Mr. Ward aided and abetted Mr. Ward’s breaches of fiduciary duties, (v) Mr. Ward and entities allegedly affiliated with Mr. Ward misappropriated the Company’s confidential and proprietary information, and (vi) entities allegedly affiliated with Mr. Ward were unjustly enriched.

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

On June 19, 2013, the court stayed the Hefner action until at least November 29, 2013. The court subsequently lifted its stay for purposes of hearing and deciding the defendants’ respective motions to dismiss. On September 18, 2013, the court denied the defendants’ motions to dismiss.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

On December 5, 2012, James Glitz and Rodger A. Thornberry, on behalf of themselves and all other similarly situated stockholders, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and certain current and former executive officers of the Company. On January 4, 2013, Louis Carbone, on behalf of himself and all other similarly situated stockholders, filed a substantially similar putative class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation” (the “Securities Litigation”) and appointed a lead plaintiff and lead counsel. By order dated April 10, 2013, the court granted the lead plaintiff until July 23, 2013 to file a consolidated amended complaint in the action. The consolidated amended complaint asserts a variety of federal securities claims against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of the Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) in or traceable to its initial public offering on or about April 23, 2012. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves, the Company's capital expenditures, and certain transactions entered into by companies allegedly affiliated with the Company's former CEO Tom Ward. On October 7, 2013, the defendants filed their respective motions to dismiss the consolidated amended complaint. Because the Securities Litigation has only been recently filed, an estimate of reasonably possible losses associated with it, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and available defenses are fully disclosed and analyzed. The Company has not established any reserves relating to the Securities Litigation. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with the Securities Litigation.

On January 7, 2013, Gerald Kallick, on behalf of himself and all other similarly situated stockholders, filed a putative class action complaint in the Court of Chancery of the State of Delaware against SandRidge Energy, Inc., and certain current and former directors of the Company. On January 31, 2013, the plaintiff filed an amended class action complaint. In his amended complaint, the plaintiff sought: (i) declaratory relief that certain change-in-control provisions in the Company's indentures and senior credit facility agreement are invalid and unenforceable, (ii) declaratory relief that the directors breached their fiduciary duties by failing to approve the slate of directors proposed by TPG-Axon in its consent solicitation in order to disable the change-in-control provisions described above, (iii) a mandatory injunction requiring the directors to approve nominees for the Board of Directors (the “Board”) submitted by TPG-Axon, (iv) a mandatory injunction prohibiting the Company from paying the then current Chairman and CEO his change-in-control benefits under his employment agreement if the CEO were removed as a director, but remained employed as the Company’s CEO, (v) a mandatory injunction enjoining the defendants from impeding or interfering with TPG-Axon's consent solicitation, (vi) a mandatory injunction requiring the defendants to disclose all material information related to the change-in-control provisions in the Company's indentures and senior credit facility agreement; and (vii) an order requiring the Company's current directors to account to the plaintiff and the putative class for alleged damages. On March 8, 2013, the court granted plaintiff's motion for a preliminary injunction, enjoining the Board, unless and until it approved the TPG-Axon nominees for purposes of the change-in-control provisions of the Company's outstanding debt agreements, from (i) soliciting any further consent revocations in opposition to TPG-Axon's consent solicitation, (ii) relying upon or otherwise giving effect to any consent revocations received by the Company as of March 11, 2013, and (iii) impeding TPG-Axon's consent solicitation in any way. On March 9, 2013, the Board approved TPG-Axon's nominees for purposes of the change-in-control provisions in the Company's debt instruments. On March 13, 2013, TPG-Axon and the Board entered into a settlement agreement under which TPG-Axon's consent solicitation was withdrawn. As a result of these actions, the Company believes that many of the original claims asserted by the plaintiff in the Kallick action have been rendered moot.

On August 28, 2013, the plaintiff filed a motion seeking an order dismissing the action as moot and requesting an award of attorneys’ fees and expenses in the amount of $5.0 million. On October 30, 2013, the Court entered a stipulation and order regarding dismissal of the action as moot (the “Order”). As required by the Order, the Company is notifying stockholders that the action is moot and the Company has agreed to pay plaintiff’s counsel $2.5 million in full satisfaction of plaintiff’s pending request for attorneys’ fees and expenses in the Action; the Company expects to be reimbursed by its insurance carrier for the full amounts of such payment. The Order provides that the action will be dismissed as moot without further action of the Court unless another stockholder of the Company submits a written objection to the Court within thirty days of this notice.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

On July 15, 2013, James Hart and fifteen other named plaintiffs filed an Amended Complaint in the United States District Court for the District of Kansas in an action undertaken individually and on behalf of others similarly situated against SandRidge Energy, Inc., SandRidge Operating Company, SandRidge Exploration and Production, LLC, SandRidge Midstream, Inc., and Lariat Services, Inc. In their Amended Complaint, plaintiffs allege that the defendants failed to properly calculate overtime pay for the plaintiffs and for other similarly situated current and former employees. The plaintiffs further allege that the defendants required the plaintiffs and other similarly situated current and former employees to engage in work-related activities without pay. The plaintiffs assert claims against the defendants for (i) violations of the Fair Labor Standards Act, (ii) violations of the Kansas Wage Payment Act, (iii) breach of contract, and (iv) fraud, and seek to recover unpaid wages and overtime pay, liquidated damages, statutory penalties, economic damages, compensatory and punitive damages, attorneys’ fees and costs, and both pre- and post-judgment interest.

On October 3, 2013, the plaintiffs filed a Motion for Conditional Collective Action Certification and for Judicial Notice to Class and a Motion to Toll the Statute of Limitations. On October 11, 2013, the defendants filed a Motion to Dismiss and a Motion to Transfer Venue to the United States District Court for the Western District of Oklahoma. All of these motions are pending before the Court.

The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

12. Equity

Preferred Stock

The following table presents information regarding the Company’s preferred stock (in thousands):

	September 30, 2013	December 31, 2012
Shares authorized	50,000	50,000
Shares outstanding at end of period
8.5% Convertible perpetual preferred stock	2,650	2,650
6.0% Convertible perpetual preferred stock	2,000	2,000
7.0% Convertible perpetual preferred stock	3,000	3,000

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Company is authorized to issue 50.0 million shares of preferred stock, $0.001 par value, of which approximately 7.7 million shares were designated as convertible perpetual preferred stock at September 30, 2013 and December 31, 2012. All of the outstanding shares of the Company’s convertible perpetual preferred stock were issued in private transactions but are now freely tradable, to the extent not owned by affiliates.

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

	Convertible Perpetual Preferred Stock
	8.5%	6.0%	7.0%
Liquidation preference per share	$100.00	$100.00	$100.00
Annual dividend per share	$8.50	$6.00	$7.00
Conversion rate per share to common stock	12.4805	9.2115	12.8791
Conversion date to common stock at Company's option	February 20, 2014	December 21, 2014	November 20, 2015

Preferred stock dividends. All dividend payments to date on the Company’s 8.5%, 6.0% and 7.0% convertible perpetual preferred stock have been paid in cash. Paid and unpaid dividends included in the calculation of (loss applicable) income available to the Company’s common stockholders and the Company’s basic (loss) earnings per share calculation for the three and nine-month periods ended September 30, 2013 and 2012 as presented in the accompanying unaudited condensed consolidated statements of operations, are included in the tables below (in thousands):

	Three Months Ended September 30,
	2013			2012
	Dividends Paid	Dividends Unpaid	Total	Dividends Paid	Dividends Unpaid	Total
8.5% Convertible perpetual preferred stock	$2,815	$2,816	$5,631	$2,815	$2,816	$5,631
6.0% Convertible perpetual preferred stock	500	2,500	3,000	500	2,500	3,000
7.0% Convertible perpetual preferred stock	—	5,250	5,250	—	5,250	5,250
Total	$3,315	$10,566	$13,881	$3,315	$10,566	$13,881

	Nine Months Ended September 30,
	2013			2012
	Dividends Paid	Dividends Unpaid	Total	Dividends Paid	Dividends Unpaid	Total
8.5% Convertible perpetual preferred stock	$14,078	$2,816	$16,894	$14,078	$2,816	$16,894
6.0% Convertible perpetual preferred stock	6,500	2,500	9,000	6,500	2,500	9,000
7.0% Convertible perpetual preferred stock	7,875	7,875	15,750	7,875	7,875	15,750
Total	$28,453	$13,191	$41,644	$28,453	$13,191	$41,644

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Common Stock

The following table presents information regarding the Company’s common stock (in thousands):

	September 30, 2013	December 31, 2012
Shares authorized	800,000	800,000
Shares outstanding	490,536	490,359
Shares held in treasury	1,269	1,219

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

Treasury Stock

The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. As a result of such transactions, the Company withheld approximately 5.6 million shares having a total value of $29.7 million and approximately 1.5 million shares having a total value of $11.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively. These shares were accounted for as treasury stock when withheld and then immediately retired.

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

Based on the nature of the settlement as well as Mr. Ward’s position as an officer of the Company at that time, a $5.0 million receivable was recorded as a component of additional paid-in capital and is included in the accompanying unaudited condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012.

Restricted Common Stock

The Company awards restricted common stock under its long-term incentive compensation plan that generally vests over a four-year period, subject to certain conditions, and is valued based upon the market value of common stock on the date of grant. Shares of restricted common stock are subject to restriction on transfer. Unvested restricted stock awards are included in the Company’s outstanding shares of common stock.

Equity compensation provided to employees directly involved in oil and natural gas exploration and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is reflected in general and administrative expenses, production expenses, cost of sales and midstream and marketing expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2013, the Company recognized equity compensation expense of $6.8 million and $77.5 million, net of $1.3 million and $4.3 million capitalized, respectively, related to restricted common stock. The nine-month period ended September 30, 2013 includes approximately $48.5 million of equity compensation expense recognized in connection with the separation from the Company of certain of its former executives. For the three and nine-month periods ended September 30, 2012, the Company recognized equity compensation expense of $9.1 million and $30.7 million, net of $1.8 million and $5.7 million capitalized, respectively, related to restricted common stock.

See Note 16 for discussion of performance units issued to certain members of senior management in July 2013.

Noncontrolling Interest

Noncontrolling interest represents third-party ownership interests in the Company’s subsidiaries and consolidated VIEs (see Note 3), and is included as a component of equity in the consolidated balance sheet and consolidated statement of changes in equity.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision (benefit) for income taxes consisted of the following components for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current
Federal	$687	$—	$4,702	$(71)
State	1,676	173	2,598	(14)
	2,363	173	7,300	(85)
Deferred
Federal	—	—	—	(97,345)
State	—	—	—	(2,943)
	—	—	—	(100,288)
Total provision (benefit)	2,363	173	7,300	(100,373)
Less: income tax provision attributable to noncontrolling interest	96	130	242	287
Total provision (benefit) attributable to SandRidge Energy, Inc.	$2,267	$43	$7,058	$(100,660)

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. As of December 31, 2008, the Company determined it was appropriate to record a full valuation allowance against its net deferred tax asset. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of significant weight being placed on the Company's cumulative negative earnings position, the Company continued to have a full valuation allowance against its net deferred tax asset at September 30, 2013.

The income tax expense attributable to SandRidge of $7.1 million for the nine-month period ended September 30, 2013 is primarily related to federal alternative minimum tax (“AMT”) associated with the tax year ending December 31, 2013. The Company recorded a current liability and a corresponding deferred tax asset each in the amount of $4.7 million for the nine-month period ended September 30, 2013. As a result of recording this deferred tax asset, the Company increased its valuation allowance against its net deferred tax asset by $4.7 million. Also included in the income tax expense attributable to SandRidge for the nine-month period ended September 30, 2013 is $2.4 million of current state income tax associated with the tax year ending December 31, 2013.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced an ownership change within the meaning of IRC Section 382 on December 31, 2008. The ownership change subjected certain of the Company’s tax attributes, including $298.4 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. The Company experienced a subsequent ownership change within the meaning of IRC Section 382 on July 16, 2010 as a result of the acquisition of Arena Resources, Inc. (“Arena”). The subsequent ownership change resulted in a more restrictive limitation on certain of the Company’s tax attributes than with the December 31, 2008 ownership change. The more restrictive limitation applies not only to the $298.4 million of federal net operating loss carryforwards and certain other tax attributes existing at December 31, 2008, but also to net operating losses of approximately $629.8 million and certain other tax attributes generated in periods following the December 31, 2008 ownership change. The subsequent limitation could result in a material amount of existing loss carryforwards expiring unused. Arena also experienced an ownership change on July 16, 2010 as a result of its acquisition by the Company. This ownership change resulted in a limitation on Arena’s net operating loss carryforwards of $119.9 million available to the Company. None of the limitations discussed above resulted in a current federal tax liability at September 30, 2013 or December 31, 2012.

At September 30, 2013, the Company had a liability of approximately $1.9 million for unrecognized tax benefits, compared to a liability of approximately $1.3 million at December 31, 2012. If recognized, approximately $1.2 million, net of federal tax expense, would be recorded as a reduction of income tax expense and would affect the effective tax rate.

The Company’s policy is to record interest and penalties on income taxes as a component of the income tax provision. The Company had an accrued liability of $0.2 million for interest and penalties relating to uncertain tax positions at September 30, 2013 and December 31, 2012.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2010 to present remain open for federal examination. Additionally, various tax years remain open beginning with tax year 2003 due to federal net operating loss carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years. Currently, several examinations are in progress. The Company does not anticipate that any federal or state audits will have a significant impact on the Company’s results of operations or financial position. As a result of ongoing negotiations pertaining to the Company’s current state audits, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may decrease within the next twelve months by approximately $1.6 million.

14. Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during the period, but also include the dilutive effect of awards of restricted stock, using the treasury stock method, and outstanding convertible preferred stock. Under the treasury stock method, the amount of unrecognized compensation expense related to unvested stock-based compensation grants is assumed to be used to repurchase shares at the average market price. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share, for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average basic common shares outstanding	483,582	476,037	480,209	445,991
Effect of dilutive securities
Restricted stock	—	—	—	1,176
Convertible preferred stock	—	—	—	90,133
Weighted average diluted common and potential common shares outstanding	483,582	476,037	480,209	537,300

For the nine-month period ended September 30, 2013 and three-month period ended September 30, 2012, restricted stock awards covering 1.0 million and 0.4 million shares, respectively, were excluded from the computation of loss per share because their effect would have been antidilutive.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding convertible perpetual preferred stock for the three and nine-month periods ended September 30, 2013 and 2012. Under the if-converted method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available (loss applicable) to common stockholders. For the three and nine-month periods ended September 30, 2013 and the three-month period ended September 30, 2012, the Company determined the if-converted method was antidilutive and included the 8.5%, 6.0% and 7.0% preferred stock dividends in the determination of loss applicable to common stockholders. For the nine-month period ended September 30, 2012, the Company determined the if-converted method was more dilutive and did not include the 8.5%, 6.0% and 7.0% preferred stock dividends in the determination of income available to common stockholders.

15. Related Party Transactions

The Company enters into transactions in the ordinary course of business with certain related parties. These transactions primarily consist of sales of oil and natural gas. There were no sales to related parties during the three-month period ended September 30, 2013 and $1.6 million of sales to related parties during the nine-month period ended September 30, 2013. During the three and nine-month periods ended September 30, 2012, sales to related parties were $2.8 million and $9.8 million, respectively.

Former Chairman and CEO Severance. On June 28, 2013, Tom L. Ward separated employment from the Company. Amounts due under the terms of his employment agreement include approximately $57.9 million in severance payments, of which $4.6 million will be paid in 36 monthly installments beginning in January 2014, and approximately $36.8 million associated with the accelerated vesting of 6.3 million shares of restricted stock awards. During the third quarter of 2013, the Company paid $53.3 million in severance payments to Mr. Ward.

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

Office Lease. In July 2012, the Company entered into a commercial lease to rent space in a building owned by an entity that is partially owned by one of the Company’s directors. The terms provide for an initial lease term of three years with annual rent of approximately $0.5 million, and any renovation costs paid by the Company with respect to the leased space will be applied toward future rent payments. Renovation costs in excess of the total rent will be reimbursed to the Company at the end of the lease agreement. As of September 30, 2013, the Company has made renovations costing approximately $3.3 million, net of amounts attributed to rent payments. The terms of the lease were reviewed and approved by the disinterested members of the Board and the Company believes that the rent expense to be paid under the lease is at a fair market rate.

16. Employee Compensation Plans

Annual Incentive Plan

In June 2013, the Compensation Committee of the Company’s Board approved an annual incentive plan effective June 2013 for all employees and discontinued the Company’s then existing cash bonus program with final payments under the program of approximately $10.9 million made in July 2013. For certain members of management, the annual incentive plan incorporates objective performance criteria, individual performance goals and competitive target award levels for the 2013 performance year with payout percentages ranging from 0% to 200% of specified target levels based on actual performance. As of September 30, 2013, the Company had accrued approximately $19.9 million for the 2013 annual incentive for all employees, including an accrual for an annual incentive for specified members of management. As the payout for management is dependent on actual performance compared to established performance targets, the actual amount paid for 2013 performance under the annual incentive plan could differ significantly from the established target values.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Performance Units

In June 2013, the Compensation Committee of the Company’s Board approved the issuance of performance units to certain members of senior management under the Company’s existing long term incentive plan. In July 2013, the Company granted approximately 31,100 performance units that will be settled in cash. If minimum target thresholds are not met, the payout is reduced to zero. If performance exceeds the minimum thresholds, payout percentages could range from 50% to 200% of specified target values based on the Company's relative total shareholder return compared to a predetermined peer group with graded vesting over a performance period from July 2013 to December 2015.

Because the performance units contain a market-based performance component and will be settled in cash upon vesting, the Company recognized a liability equal to the estimated fair value of the units at the time the units were granted in July 2013 and will re-measure the liability at the end of each reporting period. Changes in the fair value of the units during the vesting period are recognized as compensation expense for the portion for which the requisite services have been rendered.

The performance units, the value of which depends on the Company’s relative total shareholder return compared to a predetermined peer group over the performance period, are valued for accounting purposes using a Monte Carlo simulation based on certain assumptions, including a volatility assumption based on the historical realized price volatility of the Company’s common stock and the common stock of the predetermined peer group and a risk-free interest rate based on the U.S. Treasury bond yields for a term commensurate with the approximate remaining vesting period. As of September 30, 2013, the Company had a liability of $0.8 million recorded for the performance units. The following table presents a summary of the fair value of the performance units and the related assumptions as of September 30, 2013.

Expected price volatility range	32.6%	-	58.3%
Risk-free interest rate			0.4%
Fair value per unit			$80.60

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production	Drilling and Oil Field Services	Midstream Services	All Other	Consolidated Total
Three Months Ended September 30, 2013
Revenues	$462,582	$44,527	$37,876	$767	$545,752
Inter-segment revenue	(79)	(28,335)	(23,735)	—	(52,149)
Total revenues	$462,503	$16,192	$14,141	$767	$493,603

(Loss) income from operations(1)	$(11,604)	$(8,276)	$(7,691)	$33,659	$6,088
Interest income (expense)	331	—	—	(61,716)	(61,385)
Other (expense) income, net	(350)	—	(41)	1,049	658
Loss before income taxes	$(11,623)	$(8,276)	$(7,732)	$(27,008)	$(54,639)
Capital expenditures(2)	$292,697	$3,142	$16,551	$10,192	$322,582
Depreciation, depletion, amortization, accretion and impairment	$146,286	$8,252	$2,128	$5,402	$162,068
Three Months Ended September 30, 2012
Revenues	$493,848	$95,307	$30,901	$945	$621,001
Inter-segment revenue	(74)	(67,547)	(20,582)	—	(88,203)
Total revenues	$493,774	$27,760	$10,319	$945	$532,798

(Loss) income from operations(1)	$(48,454)	$2,515	$(3,434)	$(26,498)	$(75,871)
Interest income (expense)	351	—	(136)	(82,109)	(81,894)
Loss on extinguishment of debt	—	—	—	(3,056)	(3,056)
Other (expense) income, net	(260)	—	—	1,502	1,242
(Loss) income before income taxes	$(48,363)	$2,515	$(3,570)	$(110,161)	$(159,579)
Capital expenditures(2)	$500,366	$14,571	$20,229	$24,892	$560,058
Depreciation, depletion, amortization and accretion	$175,393	$8,706	$2,042	$5,535	$191,676

Nine Months Ended September 30, 2013
Revenues	$1,402,366	$141,364	$139,001	$2,399	$1,685,130
Inter-segment revenue	(241)	(91,713)	(74,896)	—	(166,850)
Total revenues	$1,402,125	$49,651	$64,105	$2,399	$1,518,280

Loss from operations(3)	$(71,645)	$(36,684)	$(18,106)	$(140,545)	$(266,980)
Interest income (expense)	757	—	—	(209,211)	(208,454)
Loss on extinguishment of debt	—	—	—	(82,005)	(82,005)
Other income (expense), net	157	—	(914)	1,920	1,163
Loss before income taxes	$(70,731)	$(36,684)	$(19,020)	$(429,841)	$(556,276)
Capital expenditures(2)	$1,008,869	$4,657	$46,883	$38,043	$1,098,452
Depreciation, depletion, amortization, accretion and impairment	$462,683	$36,544	$7,832	$18,018	$525,077
At September 30, 2013
Total assets	$6,009,608	$166,485	$185,131	$1,308,220	$7,669,444

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production	Drilling and Oil Field Services	Midstream Services	All Other	Consolidated Total
Nine Months Ended September 30, 2012
Revenues	$1,271,803	$297,715	$81,861	$3,904	$1,655,283
Inter-segment revenue	(229)	(207,014)	(55,173)	—	(262,416)
Total revenues	$1,271,574	$90,701	$26,688	$3,904	$1,392,867

Income (loss) from operations(3)	$614,045	$10,672	$(9,792)	$(80,039)	$534,886
Interest income (expense)	910	—	(429)	(217,909)	(217,428)
Bargain purchase gain	122,696	—	—	—	122,696
Loss on extinguishment of debt	—	—	—	(3,056)	(3,056)
Other income, net	1,750	—	—	1,879	3,629
Income (loss) before income taxes	$739,401	$10,672	$(10,221)	$(299,125)	$440,727
Capital expenditures(2)	$1,510,614	$28,323	$61,958	$90,875	$1,691,770
Depreciation, depletion, amortization and accretion	$412,924	$25,880	$5,170	$14,460	$458,434
At December 31, 2012
Total assets	$8,681,056	$199,523	$151,492	$758,660	$9,790,731
____________________

(1)
Exploration and production segment loss from operations includes losses due to changes in fair value of commodity derivative contracts of $119.6 million and $222.5 million for the three-month periods ended September 30, 2013 and 2012, respectively.

(2)	Presented on an accrual basis.

(3)
Exploration and production segment (loss) income from operations includes losses (gains) due to changes in fair value of commodity derivative contracts of $58.5 million and $(229.1) million for the nine-month periods ended September 30, 2013 and 2012, respectively. Exploration and production segment loss from operations also includes a loss on the sale of the Permian Properties of $398.9 million for the nine-month period ended September 30, 2013.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

18. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of September 30, 2013, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s 8.75% Senior Notes due 2020, 7.5% Senior Notes due 2021, 8.125% Senior Notes due 2022 and 7.5% Senior Notes due 2023. The Senior Floating Rate Notes, prior to their purchase and redemption in 2012, were also jointly and severally guaranteed, on a full, unconditional and unsecured basis by the subsidiary guarantors. The subsidiary guarantees: (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

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

During the three-month period ended June 30, 2013, an error was identified in the Company’s presentation of changes in intercompany advances (borrowings) in the condensed consolidating statement of cash flows. The intercompany advances (borrowings) represent cash flows between the Parent and the Guarantors and Non-Guarantors and are based on the Parent’s centralized treasury activities. Previously, the Company reflected the changes in intercompany advances (borrowings) in net cash provided by (used in) operating activities and such changes should have been reflected as a separate line within net cash provided by (used in) financing activities. The Company concluded these errors were not material individually or in the aggregate to any of the historical condensed consolidating financial information. Accordingly, the Company revised its condensed consolidating statements of cash flows to reflect the changes in intercompany advances (borrowings) in cash flows from financing activities. These revisions had no impact on the Company’s consolidated financial statements or the other condensed consolidating financial information. The revisions related to each of the Parent, Guarantors and Non-Guarantors associated with cash flows from operating activities had corresponding offsetting impacts to cash flows from financing activities resulting in no impact to net increase (decrease) in cash and cash equivalents. Net cash provided by (used in) operating activities increased (decreased) and net cash provided by (used in) financing activities decreased (increased) by the same amount as shown in the table below for the historical nine-month period ended September 30, 2012.

Nine Months Ended September 30, 2012
(in thousands)
Parent	$669,502
Guarantors	$(550,489)
Non-Guarantors	$(119,013)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$910,443	$838	$8,976	$—	$920,257
Accounts receivable, net	—	366,791	24,091	—	390,882
Intercompany accounts receivable	88,834	1,000,435	75,743	(1,165,012)	—
Derivative contracts	—	4,530	10,770	(6,994)	8,306
Prepaid expenses	—	37,776	81	—	37,857
Other current assets	1,375	27,462	17,123	—	45,960
Total current assets	1,000,652	1,437,832	136,784	(1,172,006)	1,403,262
Property, plant and equipment, net	—	4,972,981	1,208,678	(55,585)	6,126,074
Investment in subsidiaries	5,157,937	(88,307)	—	(5,069,630)	—
Derivative contracts	—	12,089	15,443	(12,054)	15,478
Other assets	64,284	66,208	40	(5,902)	124,630
Total assets	$6,222,873	$6,400,803	$1,360,945	$(6,315,177)	$7,669,444
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$170,920	$597,412	$5,783	$—	$774,115
Intercompany accounts payable	978,981	113,285	71,780	(1,164,046)	—
Derivative contracts	—	43,465	—	(6,994)	36,471
Asset retirement obligations	—	71,446	—	—	71,446
Total current liabilities	1,149,901	825,608	77,563	(1,171,040)	882,032
Long-term debt	3,200,686	—	—	(5,902)	3,194,784
Derivative contracts	—	36,596	—	(12,054)	24,542
Asset retirement obligations	—	358,301	—	—	358,301
Other long-term obligations	1,876	22,361	—	—	24,237
Total liabilities	4,352,463	1,242,866	77,563	(1,188,996)	4,483,896
Equity
SandRidge Energy, Inc. stockholders’ equity	1,870,410	5,157,937	1,283,382	(6,497,870)	1,813,859
Noncontrolling interest	—	—	—	1,371,689	1,371,689
Total equity	1,870,410	5,157,937	1,283,382	(5,126,181)	3,185,548
Total liabilities and equity	$6,222,873	$6,400,803	$1,360,945	$(6,315,177)	$7,669,444

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2013
Total revenues	$—	$411,847	$81,830	$(74)	$493,603
Expenses
Direct operating expenses	—	147,427	5,922	(680)	152,669
General and administrative	83	38,894	993	—	39,970
Depreciation, depletion, amortization and accretion	—	140,350	21,031	—	161,381
Impairment	—	515	172	—	687
Loss on derivative contracts	—	103,215	29,593	—	132,808
Total expenses	83	430,401	57,711	(680)	487,515
(Loss) income from operations	(83)	(18,554)	24,119	606	6,088
Equity earnings from subsidiaries	(2,483)	7,803	—	(5,320)	—
Interest (expense) income	(61,716)	331	—	—	(61,385)
Other income, net	—	7,937	10	(7,289)	658
(Loss) income before income taxes	(64,282)	(2,483)	24,129	(12,003)	(54,639)
Income tax expense	2,228	—	135	—	2,363
Net (loss) income	(66,510)	(2,483)	23,994	(12,003)	(57,002)
Less: net income attributable to noncontrolling interest	—	—	—	16,191	16,191
Net (loss) income attributable to SandRidge Energy, Inc.	$(66,510)	$(2,483)	$23,994	$(28,194)	$(73,193)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2012
Total revenues	$—	$447,391	$112,501	$(27,094)	$532,798
Expenses
Direct operating expenses	—	167,014	36,369	(26,668)	176,715
General and administrative	244	45,600	1,354	(417)	46,781
Depreciation, depletion, amortization and accretion	—	165,269	26,407	—	191,676
Loss on derivative contracts	—	159,757	33,740	—	193,497
Total expenses	244	537,640	97,870	(27,085)	608,669
(Loss) income from operations	(244)	(90,249)	14,631	(9)	(75,871)
Equity earnings from subsidiaries	(84,956)	3,836	—	81,120	—
Interest (expense) income	(82,110)	215	1	—	(81,894)
Loss on extinguishment of debt	(3,056)	—	—	—	(3,056)
Other income, net	—	1,242	—	—	1,242
(Loss) income before income taxes	(170,366)	(84,956)	14,632	81,111	(159,579)
Income tax expense	42	—	131	—	173
Net (loss) income	(170,408)	(84,956)	14,501	81,111	(159,752)
Less: net income attributable to noncontrolling interest	—	—	—	10,668	10,668
Net (loss) income attributable to SandRidge Energy, Inc.	$(170,408)	$(84,956)	$14,501	$70,443	$(170,420)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2013
Total revenues	$—	$1,277,289	$241,314	$(323)	$1,518,280
Expenses
Direct operating expenses	—	475,463	24,671	(1,041)	499,093
General and administrative	258	287,365	5,052	—	292,675
Depreciation, depletion, amortization and accretion	—	441,538	67,209	—	508,747
Impairment	—	13,218	3,112	—	16,330
Loss on derivative contracts	—	45,462	24,589	—	70,051
Loss on sale of assets	—	291,516	106,848	—	398,364
Total expenses	258	1,554,562	231,481	(1,041)	1,785,260
(Loss) income from operations	(258)	(277,273)	9,833	718	(266,980)
Equity earnings from subsidiaries	(267,969)	(606)	—	268,575	—
Interest (expense) income	(209,211)	757	—	—	(208,454)
Loss on extinguishment of debt	(82,005)	—	—	—	(82,005)
Other income (expense), net	—	9,153	(701)	(7,289)	1,163
(Loss) income before income taxes	(559,443)	(267,969)	9,132	262,004	(556,276)
Income tax expense	6,955	—	345	—	7,300
Net (loss) income	(566,398)	(267,969)	8,787	262,004	(563,576)
Less: net income attributable to noncontrolling interest	—	—	—	9,393	9,393
Net (loss) income attributable to SandRidge Energy, Inc.	$(566,398)	$(267,969)	$8,787	$252,611	$(572,969)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2012
Total revenues	$—	$1,172,206	$313,872	$(93,211)	$1,392,867
Expenses
Direct operating expenses	—	431,455	118,861	(91,615)	458,701
General and administrative	429	153,665	5,801	(1,097)	158,798
Depreciation, depletion, amortization and accretion	—	396,524	61,910	—	458,434
Gain on derivative contracts	—	(181,389)	(40,318)	—	(221,707)
(Gain) loss on sale of assets	—	(834)	4,589	—	3,755
Total expenses	429	799,421	150,843	(92,712)	857,981
(Loss) income from operations	(429)	372,785	163,029	(499)	534,886
Equity earnings from subsidiaries	621,224	50,476	—	(671,700)	—
Interest (expense) income	(217,343)	480	(565)	—	(217,428)
Gain on sale of investment in subsidiary	55,585	—	—	(55,585)	—
Bargain purchase gain	—	122,696	—	—	122,696
Loss on extinguishment of debt	(3,056)	—	—	—	(3,056)
Other income, net	—	74,787	—	(71,158)	3,629
Income before income taxes	455,981	621,224	162,464	(798,942)	440,727
Income tax (benefit) expense	(100,738)	—	365	—	(100,373)
Net income	556,719	621,224	162,099	(798,942)	541,100
Less: net income attributable to noncontrolling interest	—	—	—	111,626	111,626
Net income attributable to SandRidge Energy, Inc.	$556,719	$621,224	$162,099	$(910,568)	$429,474

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2013
Net cash (used in) provided by operating activities	$(157,030)	$539,973	$211,364	$700	$595,007
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(1,163,539)	—	—	(1,163,539)
Proceeds from sale of assets	—	2,566,900	455	—	2,567,355
Other	—	18,756	37	(34,320)	(15,527)
Net cash provided by investing activities	—	1,422,117	492	(34,320)	1,388,289
Cash flows from financing activities
Repayments of borrowings	(1,115,500)	—	—	—	(1,115,500)
Distributions to unitholders	—	—	(226,404)	73,402	(153,002)
Premium on debt redemption	(61,997)	—	—	—	(61,997)
Intercompany borrowings (advances), net	2,021,132	(2,025,243)	4,111	—	—
Other	(76,390)	63,069	10,797	(39,782)	(42,306)
Net cash provided by (used in) financing activities	767,245	(1,962,174)	(211,496)	33,620	(1,372,805)
Net increase (decrease) in cash and cash equivalents	610,215	(84)	360	—	610,491
Cash and cash equivalents at beginning of year	300,228	922	8,616	—	309,766
Cash and cash equivalents at end of period	$910,443	$838	$8,976	$—	$920,257

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2012 (Revised)
Net cash (used in) provided by operating activities	$(173,036)	$519,827	$173,523	$63,916	$584,230
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(1,592,297)	(33,440)	—	(1,625,737)
Acquisition of assets	(693,090)	(143,929)	—	—	(837,019)
Proceeds from sale of assets	129,830	346,591	1,335	(55,585)	422,171
Conveyance of property for royalty trust	—	575,485	(587,086)	11,601	—
Other	(61,371)	251,159	—	(189,788)	—
Net cash used in investing activities	(624,631)	(562,991)	(619,191)	(233,772)	(2,040,585)
Cash flows from financing activities
Proceeds from borrowings	1,850,344	—	—	—	1,850,344
Repayments of borrowings	(350,000)	—	(16,029)	—	(366,029)
Debt issuance costs	(48,220)	—	—	—	(48,220)
Proceeds from issuance of royalty trust units	—	—	587,086	—	587,086
Proceeds from sale of royalty trust units	—	—	—	123,548	123,548
Distributions to unitholders	—	—	(193,263)	66,240	(127,023)
Intercompany (advances) borrowings, net	(136,464)	82,255	54,209	—	—
Dividends paid - preferred	(45,025)	—	—	—	(45,025)
Other	(13,624)	(38,704)	19,933	(19,932)	(52,327)
Net cash provided by financing activities	1,257,011	43,551	451,936	169,856	1,922,354
Net increase in cash and cash equivalents	459,344	387	6,268	—	465,999
Cash and cash equivalents at beginning of year	204,015	437	3,229	—	207,681
Cash and cash equivalents at end of period	$663,359	$824	$9,497	$—	$673,680

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

19. Subsequent Events

Royalty Trust Distributions. On October 24, 2013, the Royalty Trusts announced quarterly distributions for the three-month period ended September 30, 2013. The following distributions are expected to be paid on November 29, 2013 to holders of record as of the close of business on November 14, 2013 (in thousands):

Royalty Trust	Total Distribution	Amount to be Distributed to Third-Party Unitholders
Mississippian Trust I	$12,660	$12,342
Permian Trust	34,223	24,483
Mississippian Trust II	26,377	16,643
Total	$73,260	$53,468

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Company’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company’s accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as the Company’s audited consolidated financial statements and the accompanying notes included in the 2012 Form 10-K. The Company’s discussion and analysis includes the following subjects:

•	Overview;

•	Results by Segment;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates;

•	Valuation Allowance; and

•	Employee Compensation Plans.

The financial information with respect to the three and nine-month periods ended September 30, 2013 and 2012, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Operational Highlights

Operational highlights for the three and nine-month periods ended September 30, 2013 include the following:

•
Drilled 117 and 380 wells, excluding salt water disposal wells, in the Mid-Continent area during the three and nine-month periods ended September 30, 2013, respectively. Mid-Continent properties contributed approximately 4,595 MBoe and 12,851 MBoe, or 56% and 50% of the Company’s total production, for the three and nine-month periods ended September 30, 2013, respectively, compared to approximately 2,979 MBoe and 7,506 MBoe, or 31% and 32%, for the three and nine-month periods ended September 30, 2012, respectively.

•
Gulf of Mexico properties acquired during the second quarter of 2012 contributed production of approximately 7,272 MBoe, or 28%, of the Company’s total production, for the nine-month period ended September 30, 2013 compared to approximately 4,406 MBoe, or 19% of total production, for the nine-month period ended September 30, 2012.

2013 Developments and Outlook

Sale of Permian Properties. On February 26, 2013, the Company sold the Permian Properties for $2.6 billion, including certain post-closing adjustments that were finalized in the third quarter of 2013. The Company used a portion of the sale proceeds to fund the redemption of approximately $1.1 billion aggregate principal amount of outstanding Senior Fixed Rate Notes, discussed below, and intends to use the remaining proceeds to fund its capital expenditures in the Mississippian formation and for general corporate purposes. Including certain post-closing adjustments that were finalized in the third quarter of 2013, the Company recorded a non-cash loss on the sale of $398.9 million, of which $71.7 million was allocated to noncontrolling interests. Additionally, the Company settled a portion of its existing oil derivative contracts in February 2013 prior to their respective maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in a loss on settlement of approximately $29.6 million. Including the impact from the sale of the Permian Properties, the Company anticipates total production during 2013 of approximately 33.6 MMBoe.
Production, revenues and direct operating expenses of the Permian Properties included in the Company’s results for the three-month period ended September 30, 2012 and the nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013 (1)	2012
Production (MBoe)	2,190	1,148	6,570
Revenues (in thousands)	$143,347	$68,027	$438,742
Direct operating expenses (in thousands)	$27,603	$17,453	$92,884
_______________
(1) Information for the nine-month period ended September 30, 2013 is through February 26, 2013, the date of sale.

Redemption of Senior Fixed Rate Notes. In March 2013, the Company redeemed the outstanding $365.5 million aggregate principal amount of its 9.875% Senior Notes due 2016 and the outstanding $750.0 million aggregate principal amount of its 8.0% Senior Notes due 2018 for total consideration of $1,061.34 per $1,000 principal amount and $1,052.77 per $1,000 principal amount, respectively. The premium paid to redeem these notes and the expense incurred to write off the remaining associated unamortized debt issuance costs resulted in a loss on extinguishment of debt of $82.0 million for the nine-month period ended September 30, 2013. The redemption of these Senior Fixed Rate Notes will result in a reduction in interest expense from the anticipated total for the year ending December 31, 2013 of approximately $72.8 million.

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

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The results of the Company’s business segments for the three and nine-month periods ended September 30, 2013 and 2012 are discussed below.

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

The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil and natural gas production, the quantity of oil and natural gas it produces and changes in the fair value of its commodity derivative contracts. The average NYMEX prices for oil and natural gas during the three and nine-month periods ended September 30, 2013 and 2012 are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Oil (per Bbl)	$105.82	$92.16	$98.17	$96.12
Natural gas (per Mcf)	$3.55	$2.88	$3.69	$2.54

Set forth in the table below is financial, production and pricing information for the three and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Results (in thousands)
Revenues
Oil(1)	$377,960	$417,644	$1,128,107	$1,114,805
Natural gas	81,251	70,608	263,403	144,570
Other	3,371	5,596	10,856	12,428
Inter-segment revenue	(79)	(74)	(241)	(229)
Total revenues	462,503	493,774	1,402,125	1,271,574
Operating expenses
Production	117,058	137,462	368,081	344,954
Production taxes	8,816	12,967	24,819	36,222
Depreciation and depletion—oil and natural gas	137,639	166,126	434,068	392,452
Accretion of asset retirement obligations	8,472	9,053	28,051	19,625
Loss (gain) on derivative contracts	132,808	193,497	70,051	(221,707)
(Gain) loss on sale of assets	(506)	134	398,543	3,506
Other operating expenses	69,820	22,989	150,157	82,477
Total operating expenses	474,107	542,228	1,473,770	657,529
(Loss) income from operations	$(11,604)	$(48,454)	$(71,645)	$614,045

Production data
Oil (MBbls)(1)	3,949	4,943	12,510	12,925
Natural gas (MMcf)	25,788	27,184	78,342	64,832
Total volumes (MBoe)	8,247	9,473	25,567	23,730
Average daily total volumes (MBoe/d)	89.6	103.0	93.7	86.6
Average prices—as reported(2)
Oil (per Bbl)(1)	$95.71	$84.50	$90.18	$86.25
Natural gas (per Mcf)	$3.15	$2.60	$3.36	$2.23
Total (per Boe)	$55.68	$51.54	$54.43	$53.07
Average prices—including impact of derivative contract settlements
Oil (per Bbl)(1)	$90.41	$91.84	$91.11	$89.64
Natural gas (per Mcf)	$3.45	$2.23	$3.44	$2.31
Total (per Boe)	$54.08	$54.32	$55.11	$55.14
__________________

(1)	Includes natural gas liquids.

(2)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

Revenues

Exploration and production segment revenues decreased $31.3 million, or 6.3%, for the three-month period ended September 30, 2013 from the same period in 2012, as a result of a 1,226 MBoe, or 12.9%, decrease in combined oil and natural gas production due to the sale of the Permian Properties in February 2013. The volume decrease due to the sale was partially offset by increased production from the Mid-Continent area as the Company focused on its development of the Mississippian formation, as well as an increase in prices received for volumes produced. Average prices received for oil and natural gas production increased $11.21 per Bbl, or 13.3%, and $0.55 per Mcf, or 21.2%, respectively, for the three-month period ended September 30, 2013 compared to the same period in 2012. Exploration and production segment revenues increased $130.6 million, or 10.3%, for the nine-month period ended September 30, 2013 from the same period in 2012, as a result of a 1,837 MBoe, or 7.7%, increase in combined production and a $1.13 per Mcf, or 50.7%, increase in the average price received for natural gas production. The increase in combined production for the nine-month period ended September 30, 2013 compared to the same period in 2012 was due to production from properties located in the Gulf of Mexico acquired during the second quarter of 2012 and production from Mid-Continent properties as a result of increased drilling throughout 2012 and continuing in 2013. The increases were partially offset by a decrease in production from the Permian Basin due to the sale of the Permian Properties in February 2013 and natural declines in production as a result of decreased drilling activity in this area prior to the closing of the sale.

Operating Expenses

Production expense includes the costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses decreased $20.4 million, or 14.8%, for the three-month period ended September 30, 2013 compared to the same period in 2012 primarily due to the decrease in total production. During the three-month period ended September 30, 2013, production expense was $14.19 per Boe, down from the comparable 2012 period rate of $14.51 per Boe as a result of improving efficiencies in the Mississippian area, including efficiencies gained through the use of the Company’s electrical transmission and saltwater disposal systems. Production expenses for the nine-month period ended September 30, 2013 increased $23.1 million, or 6.7%, compared to the same period in 2012 primarily due to increased oil and natural gas production. During the nine-month period ended September 30, 2013, production expense was $14.40 per Boe, down slightly from the comparable 2012 period rate of $14.54 per Boe.

Production taxes decreased by $4.2 million, or 32.0%, and $11.4 million, or 31.5%, in the three and nine-month periods ended September 30, 2013, respectively, compared to the same periods in 2012. Wells drilled in the Mississippian formation in Oklahoma benefit from a tax credit incentive program that reduces the combined statutory rates applicable to the first four years of production from such wells. Additionally, approximately 28% of the Company’s oil and natural gas production for the nine-month period ended September 30, 2013 was from the Gulf of Mexico which is not subject to production tax, compared to 19% of total production for the nine-month period ended September 30, 2012.

Depreciation and depletion for the Company’s oil and natural gas properties decreased by $28.5 million for the three-month period ended September 30, 2013 compared to the same period in 2012 due largely to the 12.9% decrease in the Company’s combined production volumes as well as a decrease in the depreciation and depletion rate per Boe to $16.69 for the three-month period ended September 30, 2013 from $17.54 for the three-month period ended September 30, 2012. The decrease in the depreciation and depletion rate is primarily due to the sale of the Permian Properties in February 2013. Depreciation and depletion increased $41.6 million, or 10.6%, for the nine-month period ended September 30, 2013 compared to the same period in 2012. The increase was due to the increase in the Company’s combined production volume as well as an increase in the depreciation and depletion rate per Boe to $16.98 for the nine-month period ended September 30, 2013 from $16.54 per Boe for the comparable period in 2012 primarily as a result of the acquisition of properties located in the Gulf of Mexico during 2012, partially offset by the impact of the sale of the Permian Properties.

Accretion of asset retirement obligations increased $8.4 million for the nine-month period ended September 30, 2013, compared to the same period in 2012, primarily as the result of additional future plugging and abandonment obligations associated with the oil and natural gas properties located in the Gulf of Mexico that were acquired during the second quarter of 2012.

Loss on sale of assets increased $395.0 million for the nine-month period ended September 30, 2013 compared to the same period in 2012, primarily as a result of the $398.9 million loss on the sale of the Permian Properties in February 2013.

The following table summarizes the settlements and valuation gain and loss on the Company’s commodity derivative contracts, which are included in (loss) income from operations for the exploration and production segment for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Settlement (gain) loss
(Gain) loss on early settlements	$—	$(2,115)	$29,300	$(59,465)
Loss due to amendment of contracts	—	—	—	117,108
Loss (gain) on settlements at contractual maturity	13,203	(26,855)	(17,729)	(50,277)
Total settlement loss (gain)	13,203	(28,970)	11,571	7,366
Loss (gain) due to change in fair value	119,605	222,467	58,480	(229,073)
Loss (gain) on commodity derivative contracts	$132,808	$193,497	$70,051	$(221,707)

The Company’s derivative contracts are not designated as accounting hedges and, as a result, gains or losses on commodity derivative contracts are recorded each quarter as a component of operating expenses. Internally, management views the settlement of derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” Early settlements and losses due to amendments of contracts are not considered in the calculation of effective prices. In conjunction with the sale of the Permian Properties, the Company settled a portion of its existing oil derivative contracts prior to contractual maturity, resulting in a loss of $29.6 million which is included in (gain) loss on early settlements for the nine-month period ended September 30, 2013. The loss (gain) on settlements at contractual maturity for the three and nine-month periods ended September 30, 2013 and 2012 was due primarily to higher (lower) oil prices at the time of settlement compared to the contract price for the Company’s oil price swaps. Non-cash losses of $117.1 million resulting from the amendment of certain 2012 derivative contracts to contracts maturing in 2014 and 2015 were included in the net settlement loss for the nine-month period ended September 30, 2012.

Gain or loss on derivative contracts representing the change in fair value of open derivative contracts during the period is reflected as a component of operating expense. The loss due to changes in fair value on the Company’s commodity contracts recorded for the three and nine-month periods ended September 30, 2013 and the three-month period ended September 30, 2012 was primarily attributable to an increase in average oil prices at the end of the period compared to the average oil prices at the beginning of the period, or the contract price for contracts entered into during the period. The gain due to changes in fair value on the Company’s commodity contracts recorded for the nine-month period ended September 30, 2012 was primarily attributable to a decrease in average oil prices at the end of the period compared to the average oil prices at the beginning of the period, or the contract price for contracts entered into during the period.

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

Set forth in the table below is financial and drilling rig information regarding the drilling and oil field services segment for the three and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Results (in thousands)
Revenues	$44,527	$95,307	$141,364	$297,715
Inter-segment revenue	(28,335)	(67,547)	(91,713)	(207,014)
Total revenues	16,192	27,760	49,651	90,701
Operating expenses	23,952	25,245	75,231	80,029
Impairment	516	—	11,104	—
(Loss) income from operations	$(8,276)	$2,515	$(36,684)	$10,672

Drilling rig statistics
Average number of operational rigs owned during the period	27.0	30.0	28.0	29.6
Average number of rigs working for third parties	5.0	6.2	3.9	8.4
Number of days drilling for third parties	455	562	1,071	2,243
Average drilling revenue per day per rig drilling for third parties(1)	$14,623	$17,854	$14,838	$16,854

Rig status - September 30			2013	2012
Working for SandRidge			11	21
Working for third parties			5	9
Idle(2)			11	—
Total operational			27	30
Non-operational(3)			3	1
Total rigs			30	31
____________________

(1)
Represents revenues from rigs working for third parties, excluding stand-by revenue, divided by the total number of days such drilling rigs were used by third parties during the period, excluding revenues for related rental equipment.

(2)	The Company’s rigs are primarily intended to drill for its own account; as such, the number of idle rigs does not significantly impact the consolidated results of operations.

(3)	Non-operational rigs at September 30, 2013 are held for sale.

Drilling and oil field services segment revenues decreased $11.6 million to $16.2 million for the three-month period ended September 30, 2013 from the same period in 2012 and decreased $41.1 million to $49.7 million for the nine-month period ended September 30, 2013 from the same period in 2012 due to a decrease in the number of rigs working for third parties and a decrease in supplies sold to, and oil field services work performed for, wells that had been operated by the Company in the Permian Basin prior to their sale. Drilling and oil field services segment operating expenses decreased $1.3 million and $4.8 million during the three and nine-month periods ended September 30, 2013, respectively, compared to the same periods in 2012 due to the decrease in work performed in the Permian Basin, partially offset by costs associated with maintenance performed on rigs that were stacked as a result of the sale of the Permian Properties. For the three and nine-month periods ended September 30, 2013, the Company recorded impairments of approximately $0.5 million and $11.1 million, respectively, on certain drilling assets identified for sale in order to adjust their carrying values to fair value. The impairments and decrease in revenue resulted in a loss from operations of $8.3 million and $36.7 million for the three and nine-month periods ended September 30, 2013, respectively.

Midstream Services Segment

Midstream services segment revenues consist mostly of revenue from gas marketing, which is a very low-margin business, and revenues from the distribution of electricity to the Company’s exploration and production operations in the Mississippian formation.

Gas Marketing. On a consolidated basis, midstream and marketing revenues include natural gas sold on behalf of third parties and the fees the Company charges to gather, compress and treat this natural gas. Gas marketing operating costs represent payments made to third parties for the proceeds from the sale of natural gas owned by such parties, net of any applicable margin and actual costs the Company charges to gather, compress and treat the natural gas. In general, natural gas purchased and sold by the Company’s midstream services segment is priced at a published daily or monthly index price. Midstream gas services are primarily undertaken to realize incremental margins on natural gas purchased at the wellhead and to provide value-added services to customers.

Electrical Distribution. The Company has constructed an electrical transmission system in the Mid-Continent area to distribute electricity for use in the Mississippian formation at a lower cost than electricity provided by on-site generation. On a consolidated basis, revenues and expenses from the electrical transmission system relate to electricity provided to third-party working interest owners in Company operated wells in the Mississippian formation.

The primary factors affecting the results of the Company’s midstream services segment are the quantity of natural gas the Company gathers, treats and markets and the prices it pays and receives for natural gas as well as the rates charged and volumes distributed by the electrical transmission system. Set forth in the table below is financial information regarding the midstream services segment for the three and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Results (in thousands)
Operating revenues	$37,876	$30,901	$115,748	$81,861
Construction contract	—	—	23,253	—
Inter-segment revenue	(23,735)	(20,582)	(74,896)	(55,173)
Total revenues	14,141	10,319	64,105	26,688
Operating expenses	21,832	13,753	58,958	36,480
Construction contract	—	—	23,253	—
Loss from operations	$(7,691)	$(3,434)	$(18,106)	$(9,792)

Gas Marketed
Volumes (MMcf)	2,031	2,310	6,040	6,991
Average price	$3.40	$2.80	$3.63	$2.45

Midstream services segment revenues and expenses for the three-month period ended September 30, 2013 increased $3.8 million and $8.1 million, respectively, from the same period in 2012. Segment operating revenues and expenses, excluding construction contract revenue and expense, for the nine-month period ended September 30, 2013 increased $14.2 million and $22.5 million, respectively, from the same period in 2012. The increases in operating revenue and expenses were due to increases of $0.60 per Mcf and $1.18 per Mcf in the average price received for natural gas purchased and marketed in west Texas during the three and nine-month periods ended September 30, 2013, respectively, and an increase in revenue from and expenses related to electrical transmission services provided by the Company’s expanded electrical infrastructure in the Mid-Continent to third-party working interest owners. These increases were slightly offset by a 279 MMcf and 951 MMcf decrease in third-party volumes processed and marketed for the three and nine-month periods ended September 30, 2013, respectively, as a result of decreased natural gas production in west Texas. In addition, operating expenses for the nine-month period ended September 30, 2013 include an impairment of $2.1 million on certain midstream pipe inventory and natural gas compressors due to the determination that their future use was limited.

During the second quarter of 2013, the Company substantially completed the construction of a series of electrical transmission expansion and upgrade projects for a third party and, as a result, recognized construction contract revenue and costs equal to $23.3 million. For more information about these projects, see “Note 7 - Construction Contracts” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report.

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the three and nine-month periods ended September 30, 2013 and 2012 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
Oil and natural gas	$459,211	$488,252	$1,391,510	$1,259,375
Drilling and services	16,149	27,760	49,597	90,701
Midstream and marketing	14,624	10,708	42,854	27,866
Construction contract	—	—	23,253	—
Other	3,619	6,078	11,066	14,925
Total revenues(1)	$493,603	$532,798	$1,518,280	$1,392,867
___________________

(1)
Includes $54.3 million and $53.4 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended September 30, 2013 and 2012, respectively. Includes $153.8 million and $133.5 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

Other revenues decreased for the three and nine-month periods ended September 30, 2013 compared to the same periods in 2012 due to decreased CO2 sales from third-party natural gas producers under an agreement that ended in October 2012. This decrease was slightly offset by an increase in revenues from the Bullwinkle and other offshore platforms acquired during the second quarter of 2012. The Bullwinkle platform serves as a processing hub for deepwater production for third-party fields for which the Company receives production handling revenue.

Expenses

The Company’s consolidated expenses for the three and nine-month periods ended September 30, 2013 and 2012 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Expenses
Production	$116,317	$137,033	$365,629	$342,824
Production taxes	8,816	12,967	24,819	36,222
Cost of sales	13,773	15,666	45,438	52,468
Midstream and marketing	13,224	10,674	39,954	27,187
Construction contract	—	—	23,253	—
Depreciation and depletion—oil and natural gas	137,639	166,126	434,068	392,452
Depreciation and amortization—other	15,270	16,497	46,628	46,357
Accretion of asset retirement obligations	8,472	9,053	28,051	19,625
Impairment	687	—	16,330	—
General and administrative	39,970	46,781	292,675	158,798
Loss (gain) on derivative contracts	132,808	193,497	70,051	(221,707)
Loss on sale of assets	539	375	398,364	3,755
Total expenses(1)	$487,515	$608,669	$1,785,260	$857,981
___________________

(1)
Includes $37.9 million and $42.5 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended September 30, 2013 and 2012, respectively. Includes $143.4 million and $21.3 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the nine-month periods ended September 30, 2013 and 2012, respectively. The expenses attributable to noncontrolling interests in consolidated VIEs for the nine-month period ended September 30, 2013 include $71.7 million of allocated loss on sale of assets associated with the sale of the Permian Properties.

See discussion of production expenses, production taxes, depreciation and depletion—oil and natural gas, accretion of asset retirement obligations, loss (gain) on derivative contracts and loss on sale of assets under “Results by Segment—Exploration and Production Segment,” discussion of cost of sales and impairment under “Results by Segment—Drilling and Oil Field Services Segment” and discussion of midstream and marketing and construction contract expenses under “Results by Segment—Midstream Services Segment.”

General and administrative expenses decreased $6.8 million, or 14.6%, for the three-month period ended September 30, 2013 from the same period in 2012. This decrease is due primarily to a decrease in compensation as a result of a reduction in the average headcount, partially offset by severance costs and costs associated with the TPG-Axon consent solicitation incurred during the 2013 period. General and administrative expenses increased $133.9 million, or 84.3%, for the nine-month period ended September 30, 2013 from the same period in 2012 due primarily to $123.5 million in severance costs associated with former Company executives, $11.6 million in costs associated with changes to the Company’s annual incentive plan and $22.3 million in costs related to the TPG-Axon consent solicitation incurred during the 2013 period, partially offset by an $11.3 million decrease in acquisition costs from the comparable period in 2012.

Other Income (Expense), Taxes and Net (Loss) Income Attributable to Noncontrolling Interest

The Company’s other income (expense), taxes and net income attributable to noncontrolling interest for the three and nine-month periods ended September 30, 2013 and 2012 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Other income (expense)
Interest expense	$(61,385)	$(81,894)	$(208,454)	$(217,428)
Bargain purchase gain	—	—	—	122,696
Loss on extinguishment of debt	—	(3,056)	(82,005)	(3,056)
Other income, net	658	1,242	1,163	3,629
Total other expense	(60,727)	(83,708)	(289,296)	(94,159)
(Loss) income before income taxes	(54,639)	(159,579)	(556,276)	440,727
Income tax expense (benefit)	2,363	173	7,300	(100,373)
Net (loss) income	(57,002)	(159,752)	(563,576)	541,100
Less: net income attributable to noncontrolling interest	16,191	10,668	9,393	111,626
Net (loss) income attributable to SandRidge Energy, Inc.	$(73,193)	$(170,420)	$(572,969)	$429,474

Interest expense for the three and nine-month periods ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest expense
Interest expense on debt	$63,182	$78,281	$212,464	$201,965
Amortization of debt issuance costs, discounts and premium	2,484	6,602	8,643	13,288
Dynamic Acquisition committed financing fee	—	—	—	10,875
Interest rate swap loss	—	297	14	1,192
Capitalized interest	(4,281)	(3,286)	(12,667)	(9,892)
Total interest expense	$61,385	$81,894	$208,454	$217,428

Total interest expense decreased $20.5 million for the three-month period ended September 30, 2013 compared to the same period in 2012, primarily due to a reduction in interest expense associated with the Senior Floating Rate Notes and Senior Fixed Rate Notes repurchased and redeemed in 2012 and in the first quarter of 2013. Total interest expense decreased $9.0 million for the nine-month period ended September 30, 2013 compared to the same period in 2012, primarily as a result of a reduction in interest expense associated with the Senior Floating Rate Notes and Senior Fixed Rate Notes repurchased and redeemed in 2012 and in the first quarter of 2013, which was partially offset by interest on the issuances of Senior Fixed Rate Notes in 2012 being incurred for the full nine-month period ended September 30, 2013. Additionally, interest expense included the committed financing fees of $10.9 million during the nine-month period ended September 30, 2012 as a result of the Company’s election to issue Senior Fixed Rate Notes to fund the cash portion of the Dynamic Acquisition rather than utilize previously secured committed financing. See “Note 8—Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2013 and 2012.

The bargain purchase gain recorded during the nine-month period ended September 30, 2012 resulted from the excess of net assets acquired over consideration paid in the Dynamic Acquisition in April 2012. The Company was able to acquire Dynamic for less than the estimated fair value of its net assets due to their offshore location resulting in less bidding competition.

In connection with the March 2013 redemption of the Company’s 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018, the Company recognized a loss on extinguishment of debt of $82.0 million for the nine-month period ended September 30, 2013. This loss represents the premium paid to redeem these notes and the expense incurred to write off the remaining unamortized debt issuance costs associated with the notes.

The Company's income tax expense of $2.4 million for the three-month period ended September 30, 2013 is primarily related to state income tax expense of $1.7 million and $0.7 million for federal AMT associated with the tax year ending December 31, 2013. The Company recorded an increase to the previously recorded current liability for federal AMT and the corresponding deferred tax asset each in the amount of $0.7 million for the three-month period ended September 30, 2013. As a result of recording an increase to the deferred tax asset, the Company increased its valuation allowance against its net deferred tax asset by $0.7 million. The Company's income tax expense of $7.3 million for the nine-month period ended September 30, 2013 is primarily related to federal AMT associated with the tax year ending December 31, 2013. The Company recorded a current liability and a corresponding deferred tax asset each in the amount of $4.7 million for the nine-month period ended September 30, 2013. As a result of recording this deferred tax asset, the Company increased its valuation allowance against its net deferred tax asset by $4.7 million. Also included in the income tax expense for the nine-month period ended September 30, 2013 is $2.6 million of current state income tax associated with the tax year ending December 31, 2013. Despite incurring federal AMT and state income tax, the Company's effective tax rate remains low as a result of having a valuation allowance on its net deferred tax asset.

Net income attributable to noncontrolling interest represents the portion of net income attributable to third-party ownership in the Company’s consolidated VIEs and subsidiaries. Net income attributable to noncontrolling interest increased to $16.2 million for the three-month period ended September 30, 2013 from $10.7 million during the same period in 2012 due primarily to an increase in net income for the Permian Trust and the Mississippian Trust II in the 2013 period compared to the 2012 period as the Company drilled additional wells to fulfill its obligations under the development agreement with each of these Royalty Trusts. Net income attributable to noncontrolling interest decreased to $9.4 million for the nine-month period ended September 30, 2013 compared to $111.6 million during the same period in 2012, due primarily to the $71.7 million loss on the sale of the Permian Properties attributable to noncontrolling interest during the nine-month period ended September 30, 2013 as well as losses from changes in fair value recognized on the Royalty Trusts’ derivative contracts in the 2013 period compared to gains from changes in fair value in the 2012 period, partially offset by net income from the Mississippian Trust II, which completed its initial public offering in April 2012.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash flows from operating activities, existing cash balances, funding commitments from third parties for drilling carries, borrowings under the senior credit facility, the issuance of equity and debt securities in the capital markets and proceeds from sales or other monetizations of assets. As described in “2013 Developments and Outlook,” the Company received approximately $2.6 billion, including certain post-closing adjustments that were finalized in the third quarter of 2013, for the sale of its Permian Properties in February 2013.
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

    After a comprehensive review and analysis by management and the Board of the Company’s strategy, assets and spending levels, which resulted in an increased focus on capital discipline, creating sustainable returns and lowering risk levels, the Company’s 2013 budget for capital expenditures, including expenditures related to the Company’s drilling programs for the Royalty Trusts, was revised in May 2013 to approximately $1.45 billion. In November 2013, the Company provided its 2014 budget for capital expenditures, including expenditures related to the Company’s drilling programs for the Royalty Trusts, of $1.5 billion. The majority of the Company’s capital expenditures are discretionary and could be curtailed if the Company’s cash flows are less than expected or if the Company is unable to obtain capital on attractive terms. The Company and one of its wholly owned subsidiaries are parties to development agreements with the Permian Trust and the Mississippian Trust II that obligate the Company to drill, or cause to be drilled, a specified number of wells within specified areas of mutual interest for each Royalty Trust by March 31, 2016 and December 31, 2016, respectively. The Company fulfilled its drilling obligation to the Mississippian Trust I during the second quarter of 2013. In addition, production targets contained in certain gathering and treating arrangements require the Company to incur capital expenditures or make associated shortfall payments.

Based on current cash balances, anticipated oil and natural gas prices and production, commodity derivative contracts in place, and funding commitments from third parties for drilling carries, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for the remainder of 2013 and 2014. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced, which could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility, which in turn would limit borrowings. The Company may increase or decrease planned capital expenditures depending on oil and natural gas prices, the availability of capital through asset sales and the issuance of additional equity or long-term debt.

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond the Company’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on its cash flows, and while fixed price swap contracts are in place for the majority of expected oil production for the remainder of 2013, fixed price swap contracts and collars are in place for only a portion of expected oil production for 2014 and 2015. No fixed price swap contracts are in place for any of the Company’s future oil or natural gas production beyond 2015.

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

As of September 30, 2013, the Company’s cash and cash equivalents were $0.9 billion, which includes $8.8 million attributable to the Company’s consolidated VIEs that is available only to satisfy obligations of the VIEs. The Company had approximately $3.2 billion in total debt outstanding and $27.6 million in outstanding letters of credit with no amount outstanding under its senior credit facility at September 30, 2013. As of and for the three and nine-month periods ended September 30, 2013, the Company was in compliance with applicable covenants under all of its outstanding Senior Fixed Rate Notes and senior credit facility. As of November 1, 2013, the Company’s cash and cash equivalents were approximately $0.9 billion, including $7.9 million attributable to the Company’s consolidated VIEs. Additionally, there was no amount outstanding under the Company’s senior credit facility and $27.6 million in outstanding letters of credit which reduced the availability under the senior credit facility to $747.4 million.

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

At September 30, 2013, the Company had a working capital surplus of $521.2 million compared to a deficit of $27.6 million at December 31, 2012. Current assets and current liabilities at December 31, 2012 each included a $255.0 million escrow deposit received in conjunction with the agreement to sell the Permian Properties. This deposit had no impact on working capital at December 31, 2012. Excluding the change in current assets attributable to the escrow deposit, current assets increased $515.4 million at September 30, 2013, compared to current assets at December 31, 2012, primarily due to a $610.5 million increase in cash and cash equivalents, which largely resulted from the receipt of net proceeds from the sale of the Permian Properties after funding the March 2013 redemption of the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018. This increase was offset by a $54.6 million decrease in accounts receivable and amounts due from working interest partners as a result of a decrease in drilling activity due to the sale of the Permian Properties, and a $62.7 million decrease in the net asset position of the Company’s current derivative contracts due to an increase in oil prices since December 31, 2012 and the settlement of derivative contracts during the nine month-period ended September 30, 2013. Excluding the change in current liabilities due to the escrow deposit, current liabilities decreased $33.4 million, primarily due to a $47.1 million decrease in the Company’s current asset retirement obligation primarily due to Gulf of Mexico plugging and abandonment obligations settled during the nine-month period ended September 30, 2013, and a $15.5 million decrease in billings and contract loss in excess of costs incurred due to costs incurred in the final stages of the Century Plant construction. These increases were offset by a $21.6 million increase in the net liability position of the Company’s current derivative contracts due to an increase in oil prices since December 31, 2012.

Cash Flows

The Company’s cash flows for the nine-month periods ended September 30, 2013 and 2012 are presented in the following table and discussed below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows provided by operating activities	$595,007	$584,230
Cash flows provided by (used in) investing activities	1,388,289	(2,040,585)
Cash flows (used in) provided by financing activities	(1,372,805)	1,922,354
Net increase in cash and cash equivalents	$610,491	$465,999

Cash Flows from Operating Activities

The Company’s operating cash flow is primarily influenced by the prices the Company receives for its oil and natural gas production, the quantity of oil and natural gas it produces, settlements of derivative contracts, and third-party demand for its drilling rigs and oil field services and the rates it is able to charge for these services.

Net cash provided by operating activities for the nine-month period ended September 30, 2013 increased by $10.8 million from the comparable period in 2012 primarily due to an increase in natural gas production and prices received for oil and natural gas production, partially offset by cash paid during the nine-month period ended September 30, 2013 to settle the Company’s plugging and abandonment obligations, primarily on Gulf of Mexico properties acquired during the second quarter of 2012.

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

Cash flows provided by investing activities were $1.4 billion for the nine-month period ended September 30, 2013 compared to cash flows used by investing activities of $2.0 billion for the same period in 2012. The change was due primarily to proceeds received from the sale of the Permian Properties and a decrease in capital expenditures and acquisitions for the nine-month period ended September 30, 2013. Proceeds from the sale of assets totaled $2.6 billion in the nine-month period ended September 30, 2013 compared to $422.2 million for the same period in 2012.

Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the nine-month periods ended September 30, 2013 and 2012 are summarized below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Capital Expenditures
Exploration and production	$1,008,869	$1,510,614
Drilling and oil field services	4,657	28,323
Midstream services	46,883	61,958
Other	38,043	90,875
Capital expenditures, excluding acquisitions	1,098,452	1,691,770
Acquisitions	15,527	837,019
Total	$1,113,979	$2,528,789

Capital expenditures for the nine-month period ended September 30, 2013 decreased by $1.4 billion from the same period in 2012 primarily as a result of the Dynamic Acquisition having occurred in 2012 and, to a lesser extent, a reduction to the Company’s 2013 capital expenditures budget resulting from management’s and the Board’s review and analysis of the Company’s strategy, assets and spending levels.

Cash Flows from Financing Activities

The Company’s financing activities used $1.4 billion of cash for the nine-month period ended September 30, 2013 compared to providing $1.9 billion of cash in the same period in 2012. Cash used in financing activities during the 2013 period was primarily comprised of the redemption of $1.1 billion aggregate principal amount of the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018 as well as the premium paid of $62.0 million in connection with the redemption of these notes, $153.0 million in distributions to Royalty Trust unitholders, $31.3 million in purchases of treasury stock as a result of shares of restricted stock that were traded for taxes and $45.0 million in dividends paid on the Company’s convertible perpetual preferred stock.

Cash provided by financing activities during the nine-month period ended September 30, 2012 was primarily comprised of $1.1 billion from the issuance of the 7.5% Senior Notes due 2023 and additional 7.5% Senior Notes due 2021, $750.0 million from the issuance of the 8.125% Senior Notes, $587.1 million from the issuance of Mississippian Trust II common units, and $123.5 million of proceeds from the sale of Mississippian Trust I and Permian Trust common units. These proceeds were offset by $350.0 million purchase of the Senior Floating Rate Notes, $127.0 million in distributions to Royalty Trust unitholders, $48.2 million in debt issuance costs, $45.0 million in dividends paid on the Company’s convertible perpetual preferred stock and $38.7 million in cash paid to settle financing derivatives.

Indebtedness

Long-term debt consists of the following at September 30, 2013 (in thousands):

8.75% Senior Notes due 2020, net of $5,420 discount	$444,580
7.5% Senior Notes due 2021, including premium of $4,027	1,179,027
8.125% Senior Notes due 2022	750,000
7.5% Senior Notes due 2023, net of $3,822 discount	821,177
Total debt	$3,194,784

The indentures governing the Senior Fixed Rate Notes referred to above contain covenants imposing certain restrictions on the Company’s activities, including, but not limited to, limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three and nine-month periods ended September 30, 2013, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

Maturities of Long-Term Debt. As of September 30, 2013, there are no maturities of long-term debt until January 2020.

2013 Redemption of Senior Notes. In March 2013, the Company redeemed the outstanding $365.5 million aggregate principal amount of its 9.875% Senior Notes due 2016 and the outstanding $750.0 million aggregate principal amount of its 8.0% Senior Notes due 2018 for total consideration of $1,061.34 per $1,000 principal amount and $1,052.77 per $1,000 principal amount, respectively. The premium paid to redeem these notes and the expense incurred to write off the remaining associated unamortized debt issuance costs resulted in a loss on extinguishment of debt of $82.0 million for the nine-month period ended September 30, 2013. The redemption was funded by a portion of the proceeds received from the sale of the Permian Properties. As a result of these redemptions in March 2013, the Company was no longer obligated for future interest payments totaling $423.6 million on the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018.

Senior Credit Facility. The amount the Company may borrow under its senior credit facility is limited to a borrowing base, and is subject to periodic redeterminations. The Company’s borrowing base is generally redetermined in April and October of each year, and was reaffirmed at $775.0 million in October 2013. The next redetermination will take place in April 2014. Quarterly, the Company pays a commitment fee assessed at an annual rate of 0.5% on any available portion of the senior credit facility. The borrowing base is determined based upon the discounted present value of future cash flows attributable to the Company’s proved reserves. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base.
As of September 30, 2013, the senior credit facility contained financial covenants, including maintenance of agreed levels for the (i) ratio of total debt to EBITDA, which may not exceed 4.5:1.0 at each quarter end, calculated using the last four completed fiscal quarters and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. If no amounts are drawn under the senior credit facility when calculating the ratio of total debt to EBITDA, the Company’s debt is reduced by its cash balance in excess of $10.0 million. In the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. As of and during the three and nine-month periods ended September 30, 2013, the Company was in compliance with all applicable financial covenants under the senior credit facility.

At September 30, 2013, the Company had no amount outstanding under the senior credit facility and $27.6 million in outstanding letters of credit, which reduced the availability under the senior credit facility to $747.4 million at September 30, 2013. The senior credit facility matures in March 2017.

For more information about the senior credit facility and the Senior Fixed Rate Notes, see “Note 8 - Long-Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Form 10-K. For a discussion of recent accounting pronouncements, see “Note 1 - Basis of Presentation” to the Company’s accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset for the period ended December 31, 2008. The valuation allowance has been maintained since 2008. See “Note 13 - Income Taxes” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for more discussion on the establishment of the valuation allowance.

Management continues to closely monitor all available evidence, including both positive and negative, in considering whether to maintain a valuation allowance on its net deferred tax asset. Factors considered include, but are not limited to, the reversal periods of existing deferred tax liabilities and deferred tax assets, the historical earnings of the Company and the prospects of future earnings. The Company's earnings have been trending upward leading to the Company having cumulative positive earnings for the 36-month period ended December 31, 2012. However, as a result of the Company closing the sale of the Permian Properties on February 26, 2013, the Company has cumulative negative earnings for each of the 36-month periods ended March 31, June 30, and September 30, 2013. See “Note 2 - Acquisitions and Divestitures” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of the sale of the Permian Properties. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the three-month, six-month and nine-month periods ended March 31, June 30, and September 30, 2013. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis. For purposes of the valuation allowance analysis, “earnings” is defined as pre-tax earnings as adjusted for permanent tax adjustments.

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

In determining to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ended September 30, 2013 is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company's net deferred tax asset at December 31, 2012 was $496.6 million.

Additionally, at December 31, 2012, the Company had valuation allowances totaling $60.7 million against specific deferred tax assets for which management has determined it is more likely than not that such deferred tax assets will not be realized for various reasons. The valuation allowance against these specific deferred tax assets would not be impacted by the foregoing discussion.

Employee Compensation Plans
Annual Incentive Plan

In June 2013, the Compensation Committee of the Company’s Board approved an annual incentive plan effective June 2013 for all employees and discontinued the Company’s then existing cash bonus program with final payments under the program of approximately $10.9 million made in July 2013. For certain members of management, the annual incentive plan incorporates objective performance criteria, individual performance goals and competitive target award levels for the 2013 performance year with payout percentages ranging from 0% to 200% of specified target levels based on actual performance. As of September 30, 2013, the Company had accrued approximately $19.9 million for the 2013 annual incentive for all employees, including an accrual for an annual incentive for specified members of management. As the payout for management is dependent on actual performance compared to established performance targets, the actual amount paid for 2013 performance under the annual incentive plan could differ significantly from the established target values.

Performance Units

In June 2013, the Compensation Committee of the Company’s Board approved the issuance of performance units to certain members of senior management under the Company’s existing long term incentive plan. In July 2013, the Company granted approximately 31,100 performance units that will be settled in cash. If minimum target thresholds are not met, the payout is reduced to zero. If performance exceeds the minimum thresholds, payout percentages could range from 50% to 200% of specified target values based on the Company's relative total shareholder return compared to a predetermined peer group with graded vesting over a performance period from July 2013 to December 2015. See “Note 16 - Employee Compensation Plans” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the Company’s performance units.

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

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At September 30, 2013, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

At September 30, 2013, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
October 2013 - December 2013	3,494	$99.48
January 2014 - December 2014	8,813	$92.98
January 2015 - December 2015	6,614	$85.25

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
October 2013 - December 2013	12,420	$4.11

Oil Collars - Two-way

	Notional (MBbls)	Collar Range
October 2013 - December 2013	42	$80.00	—	$102.50

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
January 2014 - December 2014	8,213	$70.00	$90.20	$100.00
January 2015 - December 2015	2,920	$73.13	$90.82	$103.13

Natural Gas Collars

	Notional (MMcf)	Collar Range
October 2013 - December 2013	1,716	$3.78	—	$6.71
January 2014 - December 2014	937	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

The Company has not designated any of its derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value, which reflects changes in commodity prices. Changes in fair values of the Company’s derivative contracts are recognized as gains and losses in current period earnings. As a result, the Company’s current period earnings may be significantly affected by changes in the fair value of its commodity derivative contracts. Changes in fair value are principally measured based on period-end market prices compared to the contract price.

The following table summarizes the cash settlements and valuation gains and losses on the Company’s commodity derivative contracts for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss (gain) on settlement(1)	$13,203	$(28,970)	$11,571	$7,366
Loss (gain) due to change in fair value	119,605	222,467	58,480	(229,073)
Loss (gain) on commodity derivative contracts	$132,808	$193,497	$70,051	$(221,707)
____________________

(1)
The three-month period ended September 30, 2012 included $2.1 million of gains related to settlements of commodity derivative contracts with contractual maturities after the quarterly period in which they were settled (“early settlements”). The nine-month periods ended September 30, 2013 and 2012 included $29.3 million and $(59.5) million, respectively, of losses (gains) related to early settlements. The nine-month period ended September 30, 2012 also included $117.1 million of non-cash losses due to the amendment of derivative contracts in January 2012.

See “Note 9 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the Company’s commodity derivatives.

Credit Risk. All of the Company’s derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of the Company’s derivative transactions have an “investment grade” credit rating. The Company monitors on an ongoing basis the credit ratings of its derivative counterparties and considers its counterparties’ credit default risk ratings in determining the fair value of its derivative contracts. The Company’s derivative contracts are with multiple counterparties to minimize its exposure to any individual counterparty.

A default by the Company under its senior credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed to such counterparty under the Company’s senior credit facility. As of September 30, 2013, the Company's open derivative contracts are with counterparties that share in the collateral supporting the Company's senior credit facility. As a result, the Company is not required to post additional collateral under derivative contracts. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and the Mississippian Trust II have each given the counterparties to such contracts a lien on their royalty interests. See “Note 3 - Variable Interest Entities” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Permian Trust’s and the Mississippian Trust II’s derivative contracts.

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

Interest Rate Risk. The Company is subject to interest rate risk on its long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as its interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate. The Company had no outstanding variable rate debt as of September 30, 2013.

The Company had a $350.0 million notional interest rate swap agreement which effectively fixed the variable interest rate on the Senior Floating Rate Notes at an annual rate of 6.69% for periods prior to their repurchase and redemption in the third quarter of 2012. The interest rate swap, which was not designated as a hedge, matured on April 1, 2013.

The following table summarizes the cash settlements and valuation gains and losses on the Company’s interest rate swap for the three-month period ended September 30, 2012 and the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013	2012
Loss on settlement	$2,330	$2,409	$6,824
Gain due to change in fair value	(2,033)	(2,395)	(5,632)
Loss on interest rate swap	$297	$14	$1,192

ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 4, 2011, Patriot Exploration, LLC, Jonathan Feldman, Redwing Drilling Partners, Mapleleaf Drilling Partners, Avalanche Drilling Partners, Penguin Drilling Partners and Gramax Insurance Company Ltd. filed a lawsuit against the Company, SandRidge Exploration and Production, LLC (“SandRidge E&P”) and certain current and former directors and senior executive officers of the Company (collectively, the “defendants”) in the U.S. District Court for the District of Connecticut. On October 28, 2011, the plaintiffs filed an amended complaint alleging substantially the same allegations as those contained in the original complaint. The plaintiffs allege that the defendants made false and misleading statements to U.S. Drilling Capital Management LLC and to the plaintiffs prior to the entry into a participation agreement among Patriot Exploration, LLC, U.S. Drilling Capital Management LLC and SandRidge E&P, which provided for the investment by the plaintiffs in certain of SandRidge E&P's oil and natural gas properties. To date, the plaintiffs have invested approximately $16.0 million under the participation agreement. The plaintiffs seek compensatory and punitive damages and rescission of the participation agreement. On November 28, 2011, the defendants filed a motion to dismiss the amended complaint. On June 29, 2013, the court granted in part and denied in part the defendants’ motion. The Company intends to defend this lawsuit vigorously and believes the plaintiffs' claims are without merit. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the Company's defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

On April 10, 2013, the U.S. District Court for the Western District of Oklahoma consolidated the Levine, Depuy, Elliot, Brothers, and Ezell actions (the “Federal Shareholder Derivative Litigation”) under the caption “In re SandRidge Energy, Inc. Shareholder Derivative Litigation,” appointed a lead plaintiff and lead counsel, and ordered the lead plaintiff to file a consolidated complaint by May 1, 2013. On June 3, 2013, the Company and the individual defendants filed their respective motions to dismiss the consolidated complaint. On September 11, 2013, the court granted the defendants’ respective motions to dismiss the consolidated complaint without prejudice, and granted plaintiffs leave to file an amended consolidated complaint. The plaintiffs filed an amended consolidated complaint on October 9, 2013, in which plaintiffs allege that: (i) the Company’s former CEO, Tom Ward, breached his fiduciary duties by usurping corporate opportunities, (ii) certain of the Company’s current and former directors breached their fiduciary duties of care, (iii) Mr. Ward and certain of the Company’s current and former directors wasted corporate assets, (iv) certain entities allegedly affiliated with Mr. Ward aided and abetted Mr. Ward’s breaches of fiduciary duties, (v) Mr. Ward and entities allegedly affiliated with Mr. Ward misappropriated the Company’s confidential and proprietary information, and (vi) entities allegedly affiliated with Mr. Ward were unjustly enriched.

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

On June 19, 2013, the court stayed the Hefner action until at least November 29, 2013. The court subsequently lifted its stay for purposes of hearing and deciding the defendants’ respective motions to dismiss. On September 18, 2013, the court denied the defendants’ motions to dismiss.

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

On December 5, 2012, James Glitz and Rodger A. Thornberry, on behalf of themselves and all other similarly situated stockholders, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and certain current and former executive officers of the Company. On January 4, 2013, Louis Carbone, on behalf of himself and all other similarly situated stockholders, filed a substantially similar putative class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation” (the “Securities Litigation”) and appointed a lead plaintiff and lead counsel. By order dated April 10, 2013, the court granted the lead plaintiff until July 23, 2013 to file a consolidated amended complaint in the action. The consolidated amended complaint asserts a variety of federal securities claims against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of the Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) in or traceable to its initial public offering on or about April 23, 2012. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves, the Company's capital expenditures, and certain transactions entered into by companies allegedly affiliated with the Company's former CEO Tom Ward. On October 7, 2013, the defendants filed their respective motions to dismiss the consolidated amended complaint. Because the Securities Litigation has only been recently filed, an estimate of reasonably possible losses associated with it, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and available defenses are fully disclosed and analyzed. The Company has not established any reserves relating to the Securities Litigation. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with the Securities Litigation.

On January 7, 2013, Gerald Kallick, on behalf of himself and all other similarly situated stockholders, filed a putative class action complaint in the Court of Chancery of the State of Delaware against SandRidge Energy, Inc., and certain current and former directors of the Company. On January 31, 2013, the plaintiff filed an amended class action complaint. In his amended complaint, the plaintiff sought: (i) declaratory relief that certain change-in-control provisions in the Company's indentures and senior credit facility agreement are invalid and unenforceable, (ii) declaratory relief that the directors breached their fiduciary duties by failing to approve the slate of directors proposed by TPG-Axon in its consent solicitation in order to disable the change-in-control provisions described above, (iii) a mandatory injunction requiring the directors to approve nominees for the Board of Directors (the “Board”) submitted by TPG-Axon, (iv) a mandatory injunction prohibiting the Company from paying the then current Chairman and CEO his change-in-control benefits under his employment agreement if the CEO were removed as a director, but remained employed as the Company’s CEO, (v) a mandatory injunction enjoining the defendants from impeding or interfering with TPG-Axon's consent solicitation, (vi) a mandatory injunction requiring the defendants to disclose all material information related to the change-in-control provisions in the Company's indentures and senior credit facility agreement; and (vii) an order requiring the Company's current directors to account to the plaintiff and the putative class for alleged damages. On March 8, 2013, the court granted plaintiff's motion for a preliminary injunction, enjoining the Board, unless and until it approved the TPG-Axon nominees for purposes of the change-in-control provisions of the Company's outstanding debt agreements, from (i) soliciting any further consent revocations in opposition to TPG-Axon's consent solicitation, (ii) relying upon or otherwise giving effect to any consent revocations received by the Company as of March 11, 2013, and (iii) impeding TPG-Axon's consent solicitation in any way. On March 9, 2013, the Board approved TPG-Axon's nominees for purposes of the change-in-control provisions in the Company's debt instruments. On March 13, 2013, TPG-Axon and the Board entered into a settlement agreement under which TPG-Axon's consent solicitation was withdrawn. As a result of these actions, the Company believes that many of the original claims asserted by the plaintiff in the Kallick action have been rendered moot.

On August 28, 2013, the plaintiff filed a motion seeking an order dismissing the action as moot and requesting an award of attorneys’ fees and expenses in the amount of $5.0 million. On October 30, 2013, the Court entered a stipulation and order regarding dismissal of the action as moot (the “Order”). As required by the Order, the Company is notifying stockholders that the action is moot and the Company has agreed to pay plaintiff’s counsel $2.5 million in full satisfaction of plaintiff’s pending request for attorneys’ fees and expenses in the Action; the Company expects to be reimbursed by its insurance carrier for the full amounts of such payment. The Order provides that the action will be dismissed as moot without further action of the Court unless another stockholder of the Company submits a written objection to the Court within thirty days of this notice.

On July 15, 2013, James Hart and fifteen other named plaintiffs filed an Amended Complaint in the United States District Court for the District of Kansas in an action undertaken individually and on behalf of others similarly situated against SandRidge Energy, Inc., SandRidge Operating Company, SandRidge Exploration and Production, LLC, SandRidge Midstream, Inc., and Lariat Services, Inc. In their Amended Complaint, plaintiffs allege that the defendants failed to properly calculate overtime pay for the plaintiffs and for other similarly situated current and former employees. The plaintiffs further allege that the defendants required the plaintiffs and other similarly situated current and former employees to engage in work-related activities without pay. The plaintiffs assert claims against the defendants for (i) violations of the Fair Labor Standards Act, (ii) violations of the Kansas Wage Payment Act, (iii) breach of contract, and (iv) fraud, and seek to recover unpaid wages and overtime pay, liquidated damages, statutory penalties, economic damages, compensatory and punitive damages, attorneys’ fees and costs, and both pre- and post-judgment interest.

On October 3, 2013, the plaintiffs filed a Motion for Conditional Collective Action Certification and for Judicial Notice to Class and a Motion to Toll the Statute of Limitations. On October 11, 2013, the defendants filed a Motion to Dismiss and a Motion to Transfer Venue to the United States District Court for the Western District of Oklahoma. All of these motions are pending before the Court.

The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of the Company’s restricted stock program, the Company makes required tax payments on behalf of employees when their stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are initially recorded as treasury shares, then immediately retired. During the quarter ended September 30, 2013, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 31, 2013	443,932	$4.90	N/A	N/A
August 1, 2013 — August 31, 2013	36,649	$5.46	N/A	N/A
September 1, 2013 — September 30, 2013	16,842	$5.18	N/A	N/A

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ EDDIE M. LEBLANC
Eddie M. LeBlanc Executive Vice President and Chief Financial Officer
Date: November 6, 2013

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008
3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010
3.3	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009
10.1	Amendment to the SandRidge Energy, Inc. 2009 Incentive Plan	10-Q	001-33784	10.3	8/8/2013
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*