Form 10-K
period 2013-12-31
SANDRIDGE ENERGY INC
filed 2014-02-28
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑
The aggregate market value of our common stock held by non-affiliates on June 28, 2013 was approximately $2.3 billion based on the closing price as quoted on the New York Stock Exchange. As of February 21, 2014, there were 495,085,274 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2013 ANNUAL REPORT ON FORM 10-K

Certain Defined Terms

References in this report to the “Company” and “SandRidge” mean SandRidge Energy, Inc., including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary. In addition, this report includes terms commonly used in the oil and natural gas industry, which are defined in the “Glossary of Oil and Natural Gas Terms” beginning on page 25.

Information Regarding Forward-Looking Statements

Various statements contained in this report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, pending dispositions, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations, financial performance and financial condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of this report, including the following:

•	risks associated with drilling oil and natural gas wells;

•	the volatility of oil, natural gas and NGL prices;

•	uncertainties in estimating oil, natural gas and NGL reserves;

•	the need to replace the oil, natural gas and NGLs the Company produces;

•	the Company’s ability to execute its growth strategy by drilling wells as planned;

•	the amount, nature and timing of capital expenditures, including future development costs, required to develop the Company’s undeveloped areas;

•	concentration of operations in the Mid-Continent region of the United States;

•	economic viability of certain natural gas production in west Texas due to high CO2 content;

•	risks associated with obligations to deliver minimum volumes of natural gas and/or CO2 under long-term contracts;

•	limitations of seismic data;

•	the potential adverse effect of commodity price declines on the carrying value of the Company’s oil and natural properties;

•	severe or unseasonable weather that may adversely affect production;

•	availability of satisfactory oil, natural gas and NGL marketing and transportation;

•	availability and terms of capital to fund capital expenditures;

•	amount and timing of proceeds of asset monetizations;

•	substantial existing indebtedness;

•	limitations on operations resulting from debt restrictions and financial covenants;

•	potential financial losses or earnings reductions from commodity derivatives;

•	potential elimination or limitation of tax incentives;

•	competition in the oil and natural gas industry;

•	general economic conditions, either internationally or domestically or in the areas where the Company operates;

•
costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing; and

•	the need to maintain adequate internal control over financial reporting.

PART I

Item 1.        Business

GENERAL

SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent region of the United States. The Company owns and operates additional interests in west Texas and owned interests in the Gulf of Mexico and Gulf Coast until February 2014, as discussed under “2014 Divestiture” below.

As of December 31, 2013, the Company had 4,388 gross (3,246.7 net) producing wells, a substantial portion of which it operates, and approximately 3,624,000 gross (2,438,000 net) total acres under lease. As of December 31, 2013, the Company had 30 rigs drilling in the Mid-Continent, one rig drilling in the Gulf of Mexico and three rigs drilling in west Texas. Total estimated proved reserves as of December 31, 2013 were 433.4 MMBoe, of which approximately 64% were proved developed.

The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including gas gathering and processing facilities, marketing operations, a saltwater disposal system, an electrical transmission system and a drilling rig and related oil field services business. As of December 31, 2013, the Company’s drilling rig fleet consisted of 27 operational rigs. These complementary businesses provide the Company with operational flexibility and an advantageous cost structure by reducing its dependence on third parties for the services provided by these businesses.

The Company’s principal executive offices are located at 123 Robert S. Kerr Avenue, Oklahoma City, Oklahoma 73102 and the Company’s telephone number is (405) 429-5500. SandRidge makes available free of charge on its website at www.sandridgeenergy.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Any materials that the Company has filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549 or accessed via the SEC’s website address at www.sec.gov.

BUSINESS STRATEGY

SandRidge’s mission is to become a high-return, growth-oriented resource conversion company focused in the Mid-Continent region of the United States. The sale of its Gulf of Mexico and Gulf Coast oil and natural gas properties, discussed under “2014 Divestiture” below, represents a major step toward the achievement of that mission, by positioning SandRidge as a liquid-rich Mid-Continent company. In pursuit of its mission, the Company focuses on the following strategies:

•
Concentrate in Core Operating Area. The Company’s primary area of operation is the Mid-Continent area of Oklahoma and Kansas. By concentrating in this core area, the Company is able to (i) further build and utilize its technical expertise in order to interpret geological and operational opportunities, (ii) achieve economies of scale and breadth of operations, both of which help to control costs, (iii) take advantage of investments in infrastructure including electrical delivery and produced water disposal systems and (iv) opportunistically grow its holdings through acquisitions, farmouts and operations in this area to achieve production and reserve growth. Additionally, as operator of a majority of its wells, the Company has flexibility to utilize these competitive advantages to deliver strong, sustainable returns.

•
Develop Key Infrastructure Systems. By constructing a produced water disposal system and electrical delivery system to service its Mid-Continent properties, the Company is able to produce oil and natural gas more efficiently and, therefore, more economically, giving it a competitive advantage over other operators in this rural area.

•
Focus on Cost Efficiency and Capital Allocation. By leveraging its experienced workforce, scalable operational structure and infrastructure systems, the Company is able to achieve cost efficiencies and sustainable returns in the Mid-Continent area. With a focus on lower-risk, high rate of return and repeatable drilling opportunities with long economic lives, the Company has made improvements in its completion designs, well site production facilities, utilization of pad drilling and spud-to-spud cycle time to further reduce its cost structure in the Mid-Continent.

•
Focus on Reservoirs with Known Hydrocarbon Production. The Company focuses its development efforts primarily in conventional, shallow, low-cost, permeable carbonate reservoirs with decades of production history. The nature of these reservoirs allows the Company to execute low-risk, repeatable drilling programs with predictable production profiles and a higher certainty of economic returns. Further, due to these low pressure and shallow characteristics, the Company is able to maintain a low-cost operating structure and manage service costs.

•
Maintain Flexibility. The Company has multi-year inventories of both oil and natural gas drilling locations within its core operating area. Additionally, the Company maintains its own fleet of drilling rigs through its wholly owned drilling rig business. Maintaining inventories of both oil and natural gas drilling locations as well as its own drilling rigs allows the Company to efficiently direct capital toward projects with the most attractive returns.

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

•
Asset Monetization. The Company periodically evaluates its properties to identify opportunities to monetize assets to fund or accelerate development within its area of focus, and may use proceeds realized from such transactions to fund the drilling and development of its core area, for general corporate purposes or to retire corporate debt.

2013 Divestiture

Sale of Permian Properties. On February 26, 2013, the Company sold its oil and natural gas properties in the Permian Basin area of west Texas, excluding the assets associated with the SandRidge Permian Trust area of mutual interest, (the “Permian Properties”) for net proceeds of $2.6 billion, including post-closing adjustments that were finalized in the third quarter of 2013. The Company used a portion of the sale proceeds to fund the redemption of approximately $1.1 billion aggregate principal amount of outstanding senior notes and has used and expects to use the remaining proceeds to fund its capital expenditures in the Mid-Continent and for general corporate purposes. Including final post-closing adjustments, the Company recorded a non-cash loss on the sale of $398.9 million, of which $71.7 million was allocated to noncontrolling interests. Additionally, the Company settled a portion of its existing oil derivative contracts in February 2013 prior to their contractual maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in a loss on settlement of approximately $29.6 million.

2014 Divestiture

Sale of Gulf of Mexico and Gulf Coast Properties. On February 25, 2014, the Company sold certain of its subsidiaries that own the Company’s Gulf of Mexico and Gulf Coast oil and natural gas properties (collectively, the “Gulf Properties”), for $750.0 million, subject to purchase price and post-closing adjustments, and the buyer’s assumption of approximately $370.0 million of related asset retirement obligations. Under the agreement, the Company agreed to guarantee certain plugging and abandonment obligations associated with the Gulf Properties on behalf of the buyer for a period of up to one year. Additionally, as part of the agreement, the buyer has agreed to indemnify the Company for any costs it may incur as a result of the guarantee. The Company retained a 2% overriding royalty interest in certain exploration prospects. The Company expects to use the proceeds from the sale to fund its drilling in the Mid-Continent.

At December 31, 2013, the Gulf Properties had associated proved reserves of 56.8 MMBoe with an estimated PV-10 value of $1.1 billion. See discussion of PV-10 under “—Proved Reserves.” For a reconciliation of PV-10 to Standardized Measure of Discounted Net Cash Flows (“Standardized Measure”), see “Management’s Discussion and Analysis - Overview” in Item 7 of this report. The estimated Standardized Measure attributable to the Gulf Properties was approximately $842.5 million at December 31, 2013. For the year ended December 31, 2013, production, revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations and general and administrative expenses, for the Gulf Properties were 10.1 MMBoe, $627.2 million and $492.0 million, respectively.

BUSINESS SEGMENTS AND PRIMARY OPERATIONS

The Company operates in three business segments: exploration and production, drilling and oil field services and midstream services. Financial information regarding each segment is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 22—Business Segment Information” to the Company’s consolidated financial statements in Item 8 of this report. The information below includes the activities of SandRidge Mississippian Trust I (the “Mississippian Trust I”), SandRidge Permian Trust (the “Permian Trust”) and SandRidge Mississippian Trust II (the “Mississippian Trust II”) (collectively, the “Royalty Trusts”), including amounts attributable to noncontrolling interest, all of which are included in the exploration and production segment.

Exploration and Production

The Company explores for, develops and produces oil and natural gas, with a primary focus on increasing its reserves and production in the Mid-Continent. The Company operates substantially all of its wells in this area and also operates wells and owns leasehold positions in west Texas and owned interests in the Gulf of Mexico and Gulf Coast until February 2014.

The following table presents information concerning the Company’s exploration and production activities by geographic area of operation as of December 31, 2013, unless otherwise noted.

	Estimated Net Proved Reserves (MMBoe)	PV-10 (In millions)(1)	Daily Production (MBoe/d)(2)	Reserves/ Production (Years)(3)	Gross Acreage	Net Acreage	Capital Expenditures (In millions) (4)
Area
Mid-Continent	302.3	$3,427.4	52.1	15.9	2,621,018	1,849,244	$945.0
Gulf of Mexico / Gulf Coast	56.8	1,088.9	24.7	6.3	882,934	494,069	197.1
West Texas	74.3	675.3	11.9	17.1	120,217	95,170	198.2
Total	433.4	$5,191.6	88.7	13.4	3,624,169	2,438,483	$1,340.3
____________________

(1)	For a reconciliation of PV-10 to Standardized Measure, see “—Proved Reserves.” The Company’s total Standardized Measure was $4.0 billion at December 31, 2013.

(2)	Average daily net production for the month of December 2013.

(3)	Estimated net proved reserves as of December 31, 2013 divided by production for the month of December 2013 annualized.

(4)	Capital expenditures for the year ended December 31, 2013 on an accrual basis.

Properties

Mid-Continent

The Company held interests in approximately 2,621,000 gross (1,849,000 net) leasehold acres primarily in Oklahoma and Kansas at December 31, 2013. Associated proved reserves at December 31, 2013 totaled 302.3 MMBoe, 60% of which were proved developed reserves, based on estimates prepared by Cawley, Gillespie & Associates, Inc., (“CG&A”) and the Company’s internal engineers. The Company’s interests in the Mid-Continent as of December 31, 2013 included 1,858 gross (1,038.5 net) producing wells with an average working interest of 56%. The Company had 30 rigs operating in the Mid-Continent as of December 31, 2013, of which 26 were drilling horizontal wells, three were drilling vertical wells and one was drilling a saltwater disposal well. The Company drilled a total of 434 horizontal wells, 49 vertical wells and 28 saltwater disposal wells in this area during 2013.
Mississippian Formation. A key target for exploration and development within the Mid-Continent area is the Mississippian formation, which is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and Kansas. The top of this formation is encountered between approximately 4,000 and 7,000 feet and lies stratigraphically between the Pennsylvanian-aged Morrow formation and the Devonian-aged Woodford Shale formation. The Mississippian formation can reach 1,000 feet in gross thickness and the targeted porosity zone is between 50 and 100 feet in thickness. At December 31, 2013, the Company had approximately 2,535,000 gross (1,805,000 net) acres under lease in the Mississippian formation, of which approximately 58,000 gross (46,000 net) acres were included in the Mississippian Trust

II area of mutual interest. As the Company fulfilled its drilling obligation to the Mississippian Trust I in April 2013, the associated area of mutual interest terminated.
The Company has drilled approximately 1,060 wells in this formation as of December 31, 2013. From December 31, 2012 to December 31, 2013, the number of the Company’s producing horizontal wells in the Mississippian formation increased from 649 to 1,167. Of the wells the Company drilled in the Mississippian formation during 2013, 86 wells are subject to the royalty interests of the Mississippian Trust I or Mississippian Trust II.
The Company’s saltwater disposal system, constructed beginning in 2007, and electrical infrastructure, constructed by the Company’s midstream services segment beginning in 2009, assist in the economically efficient production of oil and natural gas in the Mid-Continent. The saltwater disposal system, which included more than 150 active wells and approximately 865 miles of gathering lines at December 31, 2013, reduces the overall cost of water disposal, which directly reduces production costs. The Company’s electrical infrastructure, which consisted of approximately 780 miles of power lines and five substations at December 31, 2013, coordinates the delivery of electricity to the Company’s Mid-Continent operations at a lower cost than electricity provided by on-site generation. Additionally, by building its own infrastructure in these rural areas, the Company has been able to provide sufficient electricity to its operations. The Company is also able to obtain lower electrical rates based on aggregated volumes.

Gulf Properties

The Company’s Gulf Properties include oil and natural gas properties in the Gulf of Mexico and the Gulf Coast. The Company’s Gulf of Mexico operations, a substantial portion of which were acquired during the second quarter of 2012 with the acquisition of Dynamic Offshore Resources, LLC (the “Dynamic Acquisition”) and other Gulf of Mexico properties, primarily extend from the coast to more than 100 miles offshore and occur in federal and state waters with depths ranging from 10 to 1,380 feet. The Company’s Gulf of Mexico oil and natural gas properties are shallow-water assets, with the exception of the Bullwinkle field, which is a deepwater asset. Additionally, the Company owns oil and natural gas interests in the Gulf Coast area, which encompasses the coastal plain from the southernmost tip of Texas through the southern portion of Louisiana.

As of December 31, 2013, the Company’s Gulf Properties consisted of approximately 883,000 gross (494,000 net) leasehold acres, 634 gross (370.0 net) productive wells and approximately 350 miles of pipeline gathering systems. Associated proved reserves at December 31, 2013 were approximately 56.8 MMBoe, of which 70% were proved developed. The Company operates approximately 97% of these assets, based on PV-10 values as of December 31, 2013. The Company had one rig operating in the Gulf Properties as of December 31, 2013. In the Gulf Properties, the Company drilled a total of seven operated wells, participated in the drilling of four non-operated wells, performed 19 operated recompletions and participated in 14 non-operated recompletions during 2013.

The Company’s pipeline gathering systems in the Gulf of Mexico, including the Bullwinkle platform, which serves as a processing hub for deepwater production, gather and transport production from third-party fields for which the Company receives production handling revenues.

As discussed in “2014 Divestiture” above, the Company sold its Gulf Properties and related pipeline gathering systems in February 2014.

West Texas

The Company’s west Texas oil and natural gas properties include properties in the Permian Basin and the West Texas Overthrust (“WTO”). In February 2013, the Company sold all of its oil and natural gas properties in the Permian Basin, other than those assets attributable to the Permian Trust’s area of mutual interest. The Permian Basin extends throughout southwestern Texas and southeastern New Mexico and is one of the largest, most active and longest-producing oil basins in the United States. The WTO is an area located in Pecos and Terrell Counties in west Texas and is associated with the Marathon-Ouachita fold and thrust belt that extends east-northeast across the United States into the Appalachian Mountain Region.

The Company held interests in approximately 120,000 gross (95,000 net) leasehold acres in west Texas at December 31, 2013, of which approximately 16,000 gross (15,000 net) acres were included in the Permian Trust’s area of mutual interest. Associated proved reserves at December 31, 2013 were 74.3 MMBoe, 77% of which were proved developed reserves. The Company’s interests in west Texas as of December 31, 2013 included 1,896 gross (1,838.2 net) producing wells with an average working interest of 97%. The Company had three rigs operating in west Texas as of December 31, 2013 and drilled 213 wells in this area during 2013, of which 202 were subject to the Permian Trust’s royalty interest. Low natural gas prices continued to limit development activity in the WTO, primarily a natural gas-producing region, during 2013.

Pursuant to a 30-year treating agreement with Occidental Petroleum Corporation (“Occidental”), the Company delivers natural gas produced in the WTO to Occidental’s CO2 treatment plant in Pecos County, Texas (the “Century Plant”), and Occidental removes CO2 from the Company’s delivered production volumes of natural gas. The Company retains all methane gas after treatment. Under the agreement, the Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the agreement period. At December 31, 2013, approximately 3,000 Bcf of CO2 remained to be delivered. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met. Additionally, if CO2 volumes delivered by the Company over the term of the agreement do not reach 3,200 Bcf, the Company is obligated to pay Occidental $0.70 per Mcf for such undelivered CO2 volumes at the end of the agreement term in 2042. Based upon natural gas production levels in 2013, the Company accrued $32.7 million for amounts related to the Company’s shortfall in meeting its 2013 annual delivery obligations, which was included in production expense for the year ended December 31, 2013. Based on current projected natural gas production levels, the Company expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations. Due to the sensitivity of drilling activity to market prices for natural gas, the Company is unable to estimate additional amounts it may be obligated to pay under the agreement in subsequent periods; however, if natural gas prices remain low, drilling activity will likely remain very limited, which would result in additional shortfall payments in future periods.

Proved Reserves

Preparation of Reserve Estimates

The estimates of oil, natural gas and NGL reserves in this report are based on reserve reports, substantially all of which were prepared by independent petroleum engineers. To achieve reasonable certainty, the Company’s engineers relied on technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used to estimate the Company’s proved reserves include, but are not limited to, well logs, geological maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. This data was reviewed by various levels of management for accuracy, before consultation with independent petroleum engineers. Such consultation included review of properties, assumptions and any new data available. Internal reserves estimates and methodologies were compared to those prepared by independent petroleum engineers to test the reserves estimates and conclusions before the reserves estimates were included in this report. The accuracy of the reserve estimates is dependent on many factors, including the following:

•	the quality and quantity of available data and the engineering and geological interpretation of that data;

•	estimates regarding the amount and timing of future costs, which could vary considerably from actual costs;

•	the accuracy of mandated economic assumptions such as the future price of oil and natural gas; and

•	the judgment of the personnel preparing the estimates.

SandRidge’s Senior Vice President—Corporate Reservoir Engineering is the technical person primarily responsible for overseeing the preparation of the Company’s reserves estimates. He has a Bachelor of Science degree in Petroleum Engineering with over 30 years of practical industry experience, including over 28 years of estimating and evaluating reserve information. In addition, SandRidge’s Senior Vice President—Corporate Reservoir Engineering has been a certified professional engineer in the state of Oklahoma since 2007 and a member of the Society of Petroleum Engineers since 1980.

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir department currently has a total of 17 full-time employees, comprised of five degreed engineers and 12 engineering analysts/technicians with a minimum of a four-year degree in mathematics, economics, finance or other business or science field.

The Company maintains a continuous education program for its engineers and technicians on new technologies and industry advancements and also offers refresher training on basic skill sets.

In order to ensure the reliability of reserves estimates, internal controls within the reserve estimation process include:

•	no employee’s compensation is tied to the amount of reserves recorded.

•	reserves estimates are prepared by experienced reservoir engineers or under their direct supervision.

•	the Reservoir Engineering Department reports directly to the Company’s Chief Operating Officer.

•	the Reservoir Engineering Department follows comprehensive SEC-compliant internal policies to determine and report proved reserves including:

•	confirming that reserves estimates include all properties owned and are based upon proper working and net revenue interests;

•	reviewing and using in the estimation process data provided by other departments within the Company such as Accounting; and

•	comparing and reconciling internally generated reserves estimates to those prepared by third parties.

Each quarter, the Senior Vice President—Corporate Reservoir Engineering presents the status of the Company’s reserves to a committee of executives, which subsequently approves all changes. In the event the quarterly updated reserves estimates are disclosed, the aforementioned review process is evidenced by signatures from the Senior Vice President—Corporate Reservoir Engineering and the Chief Financial Officer.

The Reservoir Engineering Department works closely with its independent petroleum consultants at each fiscal year end to ensure the integrity, accuracy and timeliness of annual independent reserves estimates. These independently developed reserves estimates are reviewed by the Audit Committee, as well as the Chief Financial Officer, Senior Vice President of Accounting, Vice President of Internal Audit, Vice President of Financial Reporting and General Counsel and are approved as the Company’s corporate reserves. In addition to reviewing the independently developed reserve reports, the Audit Committee annually meets with the principal engineers who are primarily responsible for the reserve reports. The Audit Committee also periodically meets with the other independent petroleum consultants that prepare estimates of proved reserves.

The table below shows the percentage of the Company’s total proved reserves for which each of the independent petroleum consultants prepared reports of estimated proved reserves of oil, natural gas and NGLs for the years shown.

	December 31,
	2013	2012	2011
Cawley, Gillespie & Associates, Inc.	64.6%	—%	—%
Netherland, Sewell & Associates, Inc.	21.5%	72.7%	80.5%
Lee Keeling and Associates, Inc.	—%	24.9%	15.6%
Total	86.1%	97.6%	96.1%

The remaining 13.9%, 2.4% and 3.9% of the Company’s estimated proved reserves as of December 31, 2013, 2012 and 2011, respectively, were based on internally prepared estimates.

Copies of the reports issued by the Company’s independent petroleum consultants with respect to the Company’s oil, natural gas and NGL reserves for substantially all geographic locations as of December 31, 2013 are filed with this report as Exhibits 99.1 and 99.2. The geographic location of the Company’s estimated proved reserves prepared by each of the independent petroleum consultants as of December 31, 2013 is presented below.

Geographic Locations—by Area by State
Cawley, Gillespie & Associates, Inc.	Mid-Continent - KS, OK
Netherland, Sewell & Associates, Inc.	Permian Basin—TX Gulf of Mexico Gulf Coast—LA, TX

The qualifications of the technical personnel at each of these firms primarily responsible for overseeing the firm’s preparation of the Company’s reserves estimates included in this report are set forth below. These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Cawley, Gillespie & Associates, Inc.

•	more than 26 years of practical experience in petroleum engineering and more than 24 years of experience estimating and evaluating reserve information;

•	a registered professional engineer in the state of Texas; and

•	a Bachelor of Science Degree in Petroleum Engineering.

Netherland, Sewell & Associates, Inc.

•
practical experience in petroleum engineering ranging from more than 14 years to more than 25 years and experience estimating and evaluating reserve information ranging from more than nine years to more than 20 years;

•	Licensed Professional Engineers in the states of Texas and Louisiana and Licensed Professional Geoscientists in the State of Texas; and

•
Bachelor of Science Degree in Civil Engineering, Bachelor of Science Degree in Mechanical Engineering, Bachelor of Science Degree in Geology, Master of Science Degree in Geology and Master of Business Administration Degree.

Lee Keeling and Associates, Inc.

•	more than 57 years of practical experience in petroleum engineering and more than 53 years estimating and evaluating reserve information;

•	a registered professional engineer in the state of Oklahoma; and

•	a Bachelor of Science Degree in Petroleum Engineering.

Technologies

Under SEC rules, proved reserves are those quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil, natural gas and/or NGLs actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

The area of a reservoir considered proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil, natural gas or NGLs on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty.

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

Reporting of Natural Gas Liquids

Natural gas liquids, or NGLs, are produced as a result of the processing of a portion of the Company’s natural gas production stream. At December 31, 2013, NGLs comprised approximately 14% of the Company’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where the Company has contracts in place for the extraction and separate sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, the Company has included production and reserves in barrels. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2013, 2012 and 2011, substantially all of which were prepared by independent petroleum engineers. The estimates include reserves attributable to the Royalty Trusts, including amounts associated with noncontrolling interest. The PV-10 values shown in the table below are not intended to represent the current market value of the Company’s estimated proved reserves as of the dates shown. The reserve reports were based on the Company’s drilling schedule and the average price during the 12-month periods ended December 31, 2013, 2012 and 2011, using first-day-of-the-month prices for each month. The Company estimates that approximately 88% of its current proved undeveloped reserves will be developed by the end of 2016 and all of its current proved undeveloped reserves will be developed by the end of 2018. See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	December 31,
	2013	2012	2011
Estimated Proved Reserves(1)
Developed
Oil (MMBbls)	83.9	136.6	101.6
NGL (MMBbls)	35.8	33.8	17.1
Natural gas (Bcf)	951.6	896.7	670.4
Total proved developed (MMBoe)	278.3	319.9	230.4
Undeveloped
Oil (MMBbls)	58.7	125.4	112.9
NGL (MMBbls)	23.3	34.2	13.2
Natural gas (Bcf)	438.8	518.3	684.7
Total proved undeveloped (MMBoe)	155.1	246.0	240.2
Total Proved
Oil (MMBbls)	142.6	262.0	214.5
NGL (MMBbls)	59.1	68.0	30.3
Natural gas (Bcf)	1,390.4	1,415.0	1,355.1
Total proved (MMBoe)(2)	433.4	565.9	470.6
PV-10 (in millions)(3)	$5,191.6	$7,488.4	$6,875.9
Standardized Measure of Discounted Net Cash Flows (in millions)(2)(4)	$4,017.6	$5,840.4	$5,216.3
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

	Index prices		Weighted average wellhead prices
	Oil (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)(a)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2013	$93.42	$3.67	$95.67	$31.40	$3.65
December 31, 2012	$91.21	$2.76	$91.65	$32.64	$2.29
December 31, 2011	$92.71	$4.12	$91.35	$46.33	$4.06
____________________

(a)	At December 31, 2013 and 2012, the weighted average wellhead oil price is higher than the index price as a result of favorable location differentials for production in the Gulf of Mexico.

(2)	Estimated total proved reserves and Standardized Measure include amounts attributable to noncontrolling interests, as shown in the following table:

	Estimated Proved Reserves (MMBoe)	Standardized Measure (In millions)
December 31, 2013	29.9	$781.6
December 31, 2012	38.2	$952.7
December 31, 2011	26.4	$932.8

See “Note 24—Supplemental Information on Oil and Natural Gas Producing Activities” to the Company’s consolidated financial statements in Item 8 of this report for additional information regarding reserve and Standardized Measure amounts attributable to noncontrolling interests.

(3)
PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash flows and using 12-month average prices for the years ended December 31, 2013, 2012 and 2011. PV-10 differs from Standardized Measure because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure represents an estimate of fair market value of the Company’s oil and natural gas properties. PV-10 is used by the industry and by the Company’s management as an arbitrary reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities that is not dependent on the taxpaying status of the entity. The following table provides a reconciliation of the Company’s Standardized Measure to PV-10:

	December 31,
	2013	2012	2011
	(In millions)
Standardized Measure of Discounted Net Cash Flows	$4,017.6	$5,840.4	$5,216.3
Present value of future income tax discounted at 10%	1,174.0	1,648.0	1,659.6
PV-10	$5,191.6	$7,488.4	$6,875.9

(4)
Standardized Measure represents the present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions used to calculate PV-10. Standardized Measure differs from PV-10 as Standardized Measure includes the effect of future income taxes.

Proved Reserves - Mid-Continent. Proved reserves in the Mid-Continent, primarily the Mississippian formation, increased from 145.5 MMBoe at December 31, 2011 to 235.8 MMBoe at December 31, 2012 and to 302.3 MMBoe at December 31, 2013, comprising a significant portion of the additions to the Company’s proved reserves in both years. The reserves attributable to producing wells and the continuity of the formation over the development area further support proved undeveloped classification of locations within close proximity to the producing wells. Data from both the Company and operators of offset wells with which it has exchanged technical data demonstrate a consistency in this formation and the fluids in place over an area much larger than the development area. In addition, direct measurement from other producing wells was also used to confirm consistency in reservoir properties such as porosity, thickness and stratigraphic conformity. These wells all encountered proven reserves in the Mississippian formation. The proved undeveloped locations within the development area are generally parallel offsets to the horizontal wells drilled and producing to date.

Proved Reserves - West Texas. In 2013, the Company sold the Permian Properties as discussed in “2013 Divestiture” above. As a result, proved reserves in the Permian Basin decreased by 198.9 MMBoe. During 2012, proved reserves in the Permian Basin, excluding production, increased by 59.5 MMBoe, primarily due to extensions and discoveries associated with successful drilling in the Central Basin Platform, which were slightly offset by downward revisions due mostly to pricing. The Permian Basin provides access to shallow, permeable carbonate reservoirs with decades of production history and predictable production profiles.

Proved Undeveloped Reserves. The following table summarizes activity associated with proved undeveloped reserves during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Reserves converted from proved undeveloped to proved developed (MMBoe)	44.6	42.6	50.3
Drilling capital expended to convert proved undeveloped reserves to proved developed reserves (in millions)	$437.6	$718.2	$817.0

Excluding asset sales, the Company recognized a net addition to oil, natural gas and NGL reserves associated with proved undeveloped properties of 42 MMBoe for the year ended December 31, 2013. Reserves added from extensions and discoveries totaled 67 MMBoe, primarily from horizontal drilling in the Mississippian formation in the Mid-Continent, which includes 10 MMBoe of proved undeveloped reserves booked and converted during 2013. These additions were offset by downward reserve revisions of 25 MMBoe, primarily from the Mississippian formation, due to the removal of proved undeveloped drilling locations not expected to be drilled within a five year period. These revisions were a result of the Company’s ongoing efforts to optimize its drilling plan within the Mississippian formation and reevaluating anticipated drilling locations. Approximately 35 MMBoe of proved undeveloped reserves at December 31, 2012 were converted to proved developed reserves during 2013.

The Company recognized a net addition to oil, natural gas and NGL reserves associated with proved undeveloped properties, excluding asset sales and purchases of reserves, for the year ended December 31, 2012. Additional reserves attributable to extensions and discoveries, primarily in the Mid-Continent area and Permian Basin area in west Texas, are a result of successful drilling. These additions were partially offset by downward revisions of reserve quantities primarily from the Piñon Field in the WTO as a result of lower natural gas index prices, and, to a lesser extent, downward revisions of reserve quantities due to well performance in the Mid-Continent during 2012. The 12-month average natural gas index price of $4.12 per Mcf for 2011 decreased to $2.76 per Mcf for 2012.

Excluding asset sales, the Company recognized a net addition to oil, natural gas and NGL reserves associated with proved undeveloped properties in 2011. Additional reserves attributable to extensions and discoveries, primarily in the Permian Basin and Mid-Continent areas as a result of successful drilling, more than offset downward revisions of reserve quantities from the Piñon Field in the WTO as a result of lower natural gas index prices. The 12-month average natural gas index price of $4.38 per Mcf for 2010 decreased to $4.12 per Mcf for 2011.

For additional information regarding changes in the Company’s proved reserves during the three years ended December 31, 2013, 2012 and 2011 see “Note 24—Supplemental Information on Oil and Natural Gas Producing Activities” to the Company’s consolidated financial statements in Item 8 of this report.

Significant Fields

Oil, natural gas and NGL production for fields containing more than 15% of the Company’s total proved reserves at each year end are presented in the table below. The Mississippi Lime Horizontal, Fuhrman-Mascho and Piñon fields each contained more than 15% of the Company’s total proved reserves at December 31, 2013, 2012 or 2011.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Year Ended December 31, 2013
Mississippi Lime Horizontal	6,901	1,311	52,618	16,982
Year Ended December 31, 2012
Mississippi Lime Horizontal	4,536	100	33,034	10,142
Fuhrman-Mascho	4,104	561	1,768	4,960
Year Ended December 31, 2011
Mississippi Lime Horizontal	1,204	6	8,332	2,598
Fuhrman-Mascho	3,282	487	1,633	4,041
Piñon	41	—	28,246	4,749

Mississippi Lime Horizontal Field. The Mississippi Lime Horizontal Field is located on the Anadarko Shelf in northern Oklahoma and Kansas and produces from the Mississippian formation. The Company’s interests in the Mississippi Lime Horizontal Field as of December 31, 2013 included 1,181 gross (730.9 net) producing wells and a 62% average working interest in the producing area.

Fuhrman-Mascho Field. The Fuhrman-Mascho Field is located near the center of the Central Basin Platform in the Permian Basin and produces from the Grayburg-San Andres formation from average depths of approximately 4,500 to 5,000 feet. The Company sold properties located in the Fuhrman-Mascho field and elsewhere in the Permian Basin in February 2013 as discussed in “2013 Divestiture” above.

Piñon Field. The Piñon Field lies along the leading edge of the WTO in Pecos County, Texas. The primary reservoirs are the Tesnus sands (depths ranging from 3,500 to 6,000 feet), the Warwick Caballos chert (depths ranging from 5,000 to 8,000 feet) and the Dugout Creek Caballos chert (depths ranging from 7,000 to 10,000 feet). Low natural gas prices continue to limit development activity in this area.

Production and Price History

The following tables set forth information regarding the Company’s net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Production Data
Oil (MBbls)	14,279	15,868	9,992
NGL (MBbls)	2,291	2,094	1,838
Natural gas (MMcf)	103,233	93,549	69,306
Total volumes (MBoe)	33,776	33,553	23,381
Average daily total volumes (MBoe/d)	92.5	91.7	64.1
Average Prices(1)
Oil (per Bbl)	$97.58	$91.79	$90.31
NGL (per Bbl)	$35.16	$33.10	$44.58
Natural gas (per Mcf)	$3.36	$2.49	$3.50
Total (per Boe)	$53.89	$52.43	$52.47

____________________

(1)	Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.

	Year Ended December 31,
	2013	2012	2011
Expenses per Boe
Lease operating expenses
Transportation	$1.29	$0.89	$0.71
Processing, treating and gathering(1)	1.05	1.18	1.59
Other lease operating expenses(2)	12.60	11.56	10.73
Total lease operating expenses	$14.94	$13.63	$13.03
Production taxes(3)	$0.96	$1.41	$1.97
Ad valorem taxes	$0.35	$0.59	$0.78
____________________

(1)	Includes costs attributable to gas treatment to remove CO2 and other impurities from natural gas.

(2)
For the years ended December 31, 2013 and 2012, includes $32.7 million and $8.5 million, respectively, for amounts related to the Company’s shortfall in meeting its annual CO2 delivery obligations under a CO2 treating agreement as described under “—Properties—West Texas” above.

(3)	Net of severance tax refunds.

Productive Wells

The following table sets forth the number of productive wells in which the Company owned a working interest at December 31, 2013. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells in which the Company has a working interest and net wells are the sum of the Company’s fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Area
Mid-Continent	1,326	805.3	532	233.2	1,858	1,038.5
Gulf of Mexico / Gulf Coast	317	189.3	317	180.7	634	370.0
West Texas	1,009	988.0	887	850.2	1,896	1,838.2
Total	2,652	1,982.6	1,736	1,264.1	4,388	3,246.7

Developed and Undeveloped Acreage

The following table sets forth information regarding the Company’s developed and undeveloped acreage at December 31, 2013:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Area
Mid-Continent	561,878	362,740	2,059,140	1,486,504
Gulf of Mexico / Gulf Coast	640,503	340,146	242,431	153,923
West Texas	52,322	46,775	67,895	48,395
Total	1,254,703	749,661	2,369,466	1,688,822

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2013 the expiration periods of the gross and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2014	1,043,631	738,561
December 31, 2015	371,266	275,560
December 31, 2016	491,111	366,521
December 31, 2017 and later	146,974	105,735
Other(1)	316,484	202,445
Total	2,369,466	1,688,822
____________________

(1)	Leases remaining in effect until development efforts or production on the developed portion of the particular lease has ceased.

Included in the acreage set to expire during the twelve months ending December 31, 2014, as presented in the table above, are approximately 1,026,000 gross (722,000 net) acres in the Mid-Continent area. The Company has options to extend the leases on a portion of this acreage set to expire in the Mid-Continent in 2014 and expects to exercise such options or hold by production approximately 30% of such acreage based on current drilling and operational plans.

Drilling Activity

The following table sets forth information with respect to wells the Company completed during the periods indicated. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which the Company had a working interest and net wells are the sum of the Company’s fractional working interests owned in gross wells. As of December 31, 2013, the Company had 102 gross (78.0 net) operated wells drilling, completing or awaiting completion.

	2013				2012				2011
	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent	Gross	Percent	Net	Percent
Completed Wells
Development
Productive	607	98.1%	482.3	98.1%	1,054	99.8%	930.9	99.8%	895	99.7%	850.0	99.7%
Dry	12	1.9%	9.5	1.9%	2	0.2%	1.7	0.2%	3	0.3%	2.9	0.3%
Total	619	100.0%	491.8	100.0%	1,056	100.0%	932.6	100.0%	898	100.0%	852.9	100.0%
Exploratory
Productive	44	80.0%	31.0	79.3%	32	97.0%	24.3	96.0%	38	100.0%	33.7	100.0%
Dry	11	20.0%	8.1	20.7%	1	3.0%	1.0	4.0%	—	—%	—	—%
Total	55	100.0%	39.1	100.0%	33	100.0%	25.3	100.0%	38	100.0%	33.7	100.0%
Total
Productive	651	96.6%	513.3	96.7%	1,086	99.7%	955.2	99.7%	933	99.7%	883.7	99.7%
Dry	23	3.4%	17.6	3.3%	3	0.3%	2.7	0.3%	3	0.3%	2.9	0.3%
Total	674	100.0%	530.9	100.0%	1,089	100.0%	957.9	100.0%	936	100.0%	886.6	100.0%

The following table sets forth information with respect to the rigs operating on the Company’s acreage by area as of December 31, 2013.

	Owned	Third-Party	Total
Mid-Continent	8	22	30
Gulf of Mexico / Gulf Coast	—	1	1
West Texas	3	—	3
Total	11	23	34

Marketing and Customers

The Company sells oil, natural gas and NGLs to a variety of customers, including utilities, oil and natural gas companies and trading and energy marketing companies. The Company had three customers that individually accounted for more than 10% of its total revenue during 2013. See “Note 22—Business Segment Information” to the Company’s consolidated financial statements in Item 8 of this report for additional information on its major customers. The number of readily available purchasers for the Company’s products and the demand for such commodity products makes it unlikely that the loss of a single customer in the areas in which the Company sells its products would materially affect its sales. The Company does not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

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

Drilling and Oil Field Services

Drilling and related oil field services provided by the Company to its exploration and production business and to third parties are described below.

Drilling Operations

The Company drills for its own account in northwestern Oklahoma, Kansas and west Texas through its drilling and oil field services subsidiary. In addition, the Company drills wells for other oil and natural gas companies, primarily in west Texas. The Company believes that drilling with its own rigs allows it to control costs and maintain operating flexibility. The Company’s rig fleet is designed to drill in its specific areas of operation and has an average of over 800 horsepower and an average depth capacity of greater than 10,500 feet. As of December 31, 2013, the Company’s drilling rig fleet consisted of 27 operational rigs with 11 of these rigs working on Company-owned properties in the Mid-Continent and west Texas.

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

Customers

During 2013, the Company performed approximately 64% of its drilling and oil field services in support of its exploration and production business. For the years ended December 31, 2013, 2012 and 2011, the Company generated revenues of $66.6 million, $116.6 million and $103.3 million, respectively, for drilling and oil field services performed for third parties.

Capital Expenditures

The Company’s capital expenditures for 2013 related to its drilling and oil field services were $7.1 million. The Company has budgeted approximately $15.0 million in capital expenditures in 2014 for its drilling and oil field services segment.

Midstream Services

The Company’s midstream services segment primarily provides gathering, compression and treating services of natural gas in west Texas and coordinates the delivery of electricity to the Company’s exploration and production operations in the Mississippian formation. The Company’s midstream operations and assets serve its exploration and production business as well as other oil and natural gas companies as described below.

Marketing

Through Integra Energy, L.L.C., a wholly owned subsidiary, the Company buys and sells natural gas from wells it operates and wells operated by third parties within its west Texas operations. The Company generally buys and sells natural gas on simultaneous contracts using a portfolio of baseload and spot sales agreements. Identical volumes are bought and sold on monthly and daily contracts using a combination of published pricing indices to eliminate price exposure.

The Company conducts thorough credit checks of all potential purchasers and minimizes its exposure by contracting with multiple parties each month. The Company does not engage in any hedging activities with respect to these contracts. The Company manages several interruptible natural gas transportation agreements in order to take advantage of price differentials or to secure available markets when necessary. The Company currently has 75,000 MMBtu per day of firm transportation service subscribed on the Mid-Continent Express Pipeline through March 2014, which then changes to 50,000 MMBtu per day on Mid-Continent Express Pipeline through March 2019. See “Note 15—Commitments and Contingencies” to the Company’s consolidated financial statements in Item 8 of this report for additional information on the contractual fees associated with the firm transportation service.

Mid-Continent

The Company has constructed an electrical transmission system in the Mid-Continent area to coordinate the delivery of electricity to the Company’s operations in the area. See discussion of the electrical transmission system under “—Properties—Mid-Continent.”

West Texas Gas Treating Plants

The Company owns the Pike’s Peak gas treating plant and the Grey Ranch gas treating plant, both located in Pecos County, Texas, and has a 50% interest in the partnership that leases the Grey Ranch plant from the Company under a lease expiring in 2020. During 2013 and 2012, the Company recorded impairments of $9.9 million and $79.3 million, respectively, on these plants and the Company’s CO2 compression facilities due to the anticipation that their future use would be limited. Throughout 2012, the Company diverted its high CO2 natural gas production from its gas treating plants to the Century Plant while it was being tested and commissioned. Upon substantial completion of the Century Plant in late 2012, natural gas volumes delivered by the Company for processing at the Century Plant became subject to the terms of the 30-year treating agreement with Occidental, which contains minimum CO2 delivery requirements. All natural gas produced in the WTO during 2013 was processed at the Century Plant. See further discussion of the treating agreement under “—Properties—West Texas”

above. Due to the continued decline in natural gas production in the WTO resulting from the lack of drilling activity in the area, volumes currently produced in the WTO and delivered to the Century Plant for processing are not sufficient to use all of the available treating capacity at the Century Plant. Due to the sensitivity of drilling activity to market prices for natural gas, drilling activity in the WTO will likely remain very limited if natural gas prices remain low.

The Company is party to a gas gathering agreement and an operations and maintenance agreement with Piñon Gathering Company, LLC (“PGC”) related to the Company’s properties located in the Piñon Field in west Texas. Under the gas gathering agreement, the Company has dedicated the Piñon Field acreage for priority gathering services for a period of 20 years and will pay a fee for such services. See “Note 15—Commitments and Contingencies” to the Company’s consolidated financial statements in Item 8 of this report for additional information on the contractual fees associated with the gas gathering agreement.

Customers

During 2013, the Company performed approximately 64% of its midstream services in support of its exploration and production business. For the years ended December 31, 2013, 2012 and 2011, the Company generated revenues of $56.1 million, $38.8 million and $65.2 million, respectively, from midstream services performed for third parties.

Capital Expenditures

The growth of the Company’s midstream assets is driven by its oil and natural gas exploration and production operations. Historically, pipeline and facility expansions are made when warranted by the increase in production or the development of additional acreage. During 2013, the Company spent $55.7 million in capital expenditures primarily to install electrical and compression infrastructure. The Company has budgeted approximately $60.0 million in 2014 capital expenditures for its midstream services segment.

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

The Company competes with major oil and natural gas companies and independent oil and natural gas companies for leases, equipment, personnel and markets for the sale of oil, natural gas and NGLs. Many of these competitors are financially stronger than the Company, but even financially troubled competitors can affect the market because of their need to sell oil, natural gas and NGLs at any price to maintain cash flow. Certain companies may be able to pay more for producing properties and undeveloped acreage. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil, natural gas and NGL prices. The Company’s larger or fully integrated competitors may be able to absorb the burden of existing and any future federal, state and local laws and regulations more easily than the Company can, which would adversely affect its competitive position. The Company’s ability to acquire additional properties and to discover reserves in the future depends on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because the Company has fewer financial and human resources than many companies in its industry, the Company may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Oil, natural gas and NGLs compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas and NGLs or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil, natural gas and NGLs.

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

In August 2012, the EPA issued final regulations that established new air emission controls for oil and natural gas production and natural gas processing, including, among other things, new source performance standards for volatile organic compounds that would apply to newly hydraulically fractured wells, existing wells that are re-fractured, compressors, pneumatic controllers, storage vessels and natural gas processing plants placed in service after August 2011. However, in

April 2013, the court granted the EPA’s motion for an abeyance until May 30, 2014 of legal challenges to the regulations in order to permit the EPA to reconsider and potentially revise portions of its rules. On September 30, 2013, the EPA filed a status report indicating that it was continuing its reconsideration of the regulations and was in the process of developing revised rules that it planned to propose by April 30, 2014. The EPA has also implemented an engine emission testing program to ensure certain categories of engines, depending on the date manufactured, meet the EPA emission standards. The federal standard for engines manufactured before 2006 also requires emission testing on engines greater than 500 horsepower and strict engine maintenance plans to be in place by October 2013. The Company currently has such maintenance plans in place.

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

The Clean Water Act further imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in, or threatening, United States waters, including the Outer Continental Shelf or adjoining shorelines. A liable responsible party includes the owner or operator of an onshore facility, vessel, or pipeline that is a source, or a potential threat, of an oil discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. The Clean Water Act assigns joint and several strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by the Clean Water Act, they are limited. If an oil discharge or substantial threat of discharge were to occur, the Company may be liable for costs and damages, which costs and damages could be material to its results of operations and financial position.

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

The EPA has also adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities in the United States on an annual basis. The Company believes it has complied with all applicable reporting requirements to date. However, the adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG gases from, the Company’s equipment and operations could require it to incur additional costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas it produces. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

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

Endangered Species

The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. The Company believes its operations are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where the Company wishes to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA. Under the September 9, 2011 settlement, the federal agency is required to make a determination on listing of the species as endangered or threatened over the six-year period ending with the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause the Company to incur increased costs arising from species protection measures or could result in limitations on its exploration and production activities that could have an adverse impact on its ability to develop and produce reserves. In particular, the Lesser Prairie Chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, is due for a determination on listing as threatened in March of 2014. The impact of a determination for listing the Lesser Prairie Chicken as threatened is unknown at this time. The Company is an active participant on various agency and industry committees that are developing or addressing various EPA and other federal and state agency programs to minimize potential impacts to business activity.

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

Hydraulic Fracturing

Oil and natural gas may be recovered from certain of the Company’s oil and natural gas properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices, including the use of diesel, kerosene and similar compounds in the fracturing fluid. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including for the capture of air emissions released during hydraulic fracturing. However, in January 2013 the EPA submitted an unopposed motion to the United States Court of Appeals for the D.C. Circuit seeking to stay legal challenges to the Clean Air Act regulations while it reconsiders portions of the new rules. Also, federal legislation previously was introduced, but not enacted, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised rule proposal. That revised proposed rule was published for public comment in May 2013. The Department of Interior is now analyzing the comments and is expected to promulgate a final rule sometime in 2014 and 2015.

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

In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing and planning across federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report expected to be issued for peer review and comment in late 2014. The EPA has also announced an intent to propose by 2014 effluent limit guidelines that waste water from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding the Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

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

Sales of oil, natural gas and NGLs are not currently regulated and are made at market prices. Although oil, natural gas and NGL prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. The Company cannot predict whether new legislation to regulate oil, natural gas and NGLs might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the Company’s operations.

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

The Oil Conservation Division of the New Mexico Energy, Minerals and Natural Resources Department requires the posting of financial assurance for owners and operators on privately owned or state land within New Mexico in order to provide for abandonment restoration and remediation of wells. The Railroad Commission of Texas imposes financial assurance requirements on operators. The United States Army Corps of Engineers (“ACOE”) and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

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

EMPLOYEES

As of December 31, 2013, the Company had 1,911 full-time employees, including 276 geologists, geophysicists, petroleum engineers, technicians, land and regulatory professionals. Of the Company’s 1,911 employees, 624 were located at the Company’s headquarters in Oklahoma City, Oklahoma at December 31, 2013, and the remaining employees work in the Company’s various field offices and drilling sites.

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
Bcf. Billion cubic feet of natural gas.
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2013 of $93.42/Bbl for oil and $3.67/Mcf for natural gas, the ratio of economic value of oil to gas was approximately 25 to 1, even though the ratio for determining energy equivalency is 6 to 1.
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
Developed oil, natural gas and NGL reserves. Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
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
NGL. Natural gas liquids, such as ethane, propane, butanes and natural gasoline that are extracted from natural gas production streams.
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
Proved oil, natural gas and NGL reserves. Has the meaning given to such term in Rule 4-10(a)(22) of Regulation S-X, which defines proved reserves as:
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
Standardized measure or standardized measure of discounted future net cash flows. The present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs and future income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of future income taxes on future net revenues.
Trucking. The provision of trucks to move the Company’s drilling rigs from one well location to another and to deliver water and equipment to the field.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.
Undeveloped oil, natural gas and NGL reserves. Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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
The Company’s drilling and operating activities are subject to numerous risks, including the risk that the Company will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. Furthermore, even if sufficient amounts of oil or natural gas exist, the Company may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. Decisions to develop properties depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The estimated cost of drilling, completing and operating wells is uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. In addition, the Company’s drilling and producing operations may be curtailed, delayed or canceled as a result of various factors, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements including permitting;

•	unusual or unexpected geological formations and miscalculations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	shortages of or delays in obtaining water for hydraulic fracturing operations;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure and water disposal capacity;

•	unexpected operational events and drilling conditions;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil, natural gas, brine, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases or well fluids;

•	adverse weather conditions such as extreme cold, fires caused by extreme heat or lack of rain, and severe storms, tornadoes or hurricanes;

•	reductions in oil, natural gas and NGL prices;

•	oil and natural gas property title problems; and

•	market limitations for oil, natural gas and NGLs.
Certain of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, environmental contamination or loss of wells and regulatory fines or penalties.

Oil, natural gas and NGL prices fluctuate due to a number of factors that are beyond the Company’s control, and a decline in oil, natural gas and NGL prices could significantly affect the Company’s financial results and impede its growth.
The Company’s revenues, profitability and cash flow are highly dependent upon the prices it realizes from the sale of oil, natural gas and NGLs. The markets for these commodities are very volatile. Oil, natural gas and NGL prices can fluctuate widely in response to a variety of factors that are beyond the Company’s control. These factors include, among others:

•	regional, domestic and foreign supply of, and demand for, oil, natural gas and NGLs, as well as perceptions of supply of, and demand for, oil, natural gas and NGLs;

•	the price and quantity of foreign imports;

•	U.S. and worldwide political and economic conditions;

•	weather conditions and seasonal trends;

•	anticipated future prices of oil, natural gas and NGLs, alternative fuels and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•	natural disasters and other acts of force majeure;

•	domestic and foreign governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	the price and availability of alternative fuels.
For oil, from January 1, 2010 through December 31, 2013, the highest monthly NYMEX settled price was $113.93 per Bbl and the lowest was $71.92 per Bbl. For natural gas, from January 1, 2010 through December 31, 2013, the highest monthly NYMEX settled price was $5.81 per MMBtu and the lowest was $2.04 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

Lower oil, natural gas and NGL prices may not only decrease the Company’s revenues on a per share basis, but also may ultimately reduce the amount of oil, natural gas and NGLs that it can produce economically and, therefore, could have a material adverse effect on its financial condition and results of operations. This also may cause the Company to make substantial downward adjustments to its estimated proved reserves.

Future price declines may result in reductions of the asset carrying values of the Company’s oil and natural gas properties.
The Company utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the lower of cost or market value of unevaluated properties. The full cost ceiling is evaluated at the end of each quarter using the most recent 12-month average prices for oil and natural gas, adjusted for the impact of derivatives accounted for as cash flow hedges. In the event any of the Company’s derivatives are accounted for as cash flow hedges, the impact of these derivative contracts will be included in the determination of the Company’s full cost ceiling. The Company had no full cost ceiling impairments during the years ended December 31, 2013, 2012 or 2011 and cumulative full cost ceiling limitation impairment charges of $3.5 billion at both December 31, 2013 and 2012. Future declines in oil, natural gas and NGL prices, without other mitigating circumstances, could result in additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which could cause the Company to record additional write-downs of capitalized costs of its oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial.

The Company has a substantial amount of indebtedness and other obligations and commitments, which may adversely affect its cash flow and its ability to operate its business.
As of December 31, 2013, the Company’s total indebtedness was $3.2 billion and the Company had preferred stock outstanding with an aggregate liquidation preference of $765.0 million. The Company’s substantial level of indebtedness and the dividends associated with its outstanding preferred stock increases the possibility that it may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the Company’s indebtedness and/or the preferred stock dividends. The Company’s indebtedness and outstanding preferred stock, combined with its lease and other financial obligations and contractual commitments, such as its obligations to drill wells for the Permian Trust and Mississippian Trust II, could have other important consequences to the Company. For example, it could:

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
The process of estimating oil, natural gas and NGL reserves is complex and inherently imprecise, requiring interpretations of available technical data and many assumptions, including assumptions relating to production rates and economic factors such as oil and natural gas prices, drilling and operating expenses, capital expenditures, the assumed effect of governmental regulation and availability of funds for development expenditures. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of the Company’s reserves. See “Business—Business Segments and Primary Operations” in Item 1 of this report for information about the Company’s oil, natural gas and NGL reserves.

Actual future production, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves will vary and could vary significantly from the Company’s estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this report, which in turn could have a negative effect on the value of the Company’s assets. In addition, from time to time in the future, the Company may adjust estimates of proved reserves, potentially in material amounts, to reflect production history, results of exploration and development, oil, natural gas and NGL prices and other factors, many of which are beyond the Company’s control.

The present value of future net cash flows from the Company’s proved reserves calculated in accordance with SEC guidelines will not necessarily be the same as the current market value of its estimated oil, natural gas and NGL reserves.
The Company bases the estimated discounted future net cash flows from its proved reserves on 12-month average prices and costs. Actual future net cash flows from the Company’s oil and natural gas properties will be affected by factors such as:

•	actual prices the Company receives for oil, natural gas and NGLs;

•	the accuracy of the Company’s reserve estimates;

•	the actual cost of development and production expenditures;

•	the amount and timing of actual production;

•	supply of and demand for oil, natural gas and NGLs; and

•	changes in governmental regulation or taxation.

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

Unless the Company replaces its oil, natural gas and NGL reserves, its reserves and production will decline, which would adversely affect the Company’s business, financial condition and results of operations.
             In February 2014, the Company closed the sale of its Gulf Properties, which accounted for 27% of the Company's total production in the fourth quarter of 2013 and 13% of the Company's reserves at December 31, 2013.  In February 2013, the Company closed the sale of its Permian Properties, which accounted for 21% of the Company's total production in the fourth quarter of 2012 and 35% of the Company's reserves at December 31, 2012. The Company's future oil, natural gas and NGL reserves and production, and therefore its cash flow and income, are highly dependent on its success in efficiently developing and exploiting its current reserves and economically finding or acquiring additional recoverable reserves. The Company may not be able to develop, find or acquire additional reserves to replace its current and future production at acceptable costs, which could adversely affect its business, financial condition and results of operations.

The Company will not know conclusively prior to drilling whether oil or natural gas will be present in sufficient quantities to be economically producible.
The cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive. The use of seismic data and other technologies and the study of producing fields in the same area do not enable the Company to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. During 2013, the Company completed a total of 674 gross wells, of which 23 were identified as dry wells. If the Company drills additional wells that it identifies as dry wells in its current and future prospects, its drilling success rate may decline and materially harm its business.

Production of oil, natural gas and NGLs could be materially and adversely affected by natural disasters or severe or unseasonable weather.
Production of oil, natural gas and NGLs could be materially and adversely affected by natural disasters or severe weather. Repercussions of natural disasters or severe weather conditions may include:

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

These factors may also adversely affect the value of certain of the Company’s assets and its ability to draw on its senior secured revolving credit facility (“senior credit facility”). Adverse credit and capital market conditions may require the Company to reduce the carrying value of assets associated with derivative contracts to account for non-performance by, or increased credit risk from, counterparties to those contracts. If financial institutions that have extended credit commitments to the Company are adversely affected by volatile conditions of the United States and international capital markets, they may become unable to fund borrowings under their credit commitments to the Company, which could have a material adverse effect on its financial condition and its ability to borrow additional funds, if needed, for working capital, capital expenditures and other corporate purposes.

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
As of December 31, 2013, 36% of the Company’s total reserves were proved undeveloped reserves. Development of these reserves may take longer and require higher levels of capital expenditures than the Company currently anticipates. Therefore, ultimate recoveries from these fields may not match current expectations. Delays in the development of the Company’s reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of the Company’s estimated proved undeveloped reserves and future net revenues estimated for such reserves.

A significant portion of the Company’s operations are located in the Mid-Continent region, making it vulnerable to risks associated with operating in a limited number of major geographic areas.
As of December 31, 2013, approximately 70% of the Company’s proved reserves and approximately 52.7% of its annual production was located in the Mid-Continent. This concentration could disproportionately expose the Company to operational and regulatory risk in these areas. This relative lack of diversification in location of its key operations could expose the Company to adverse developments in these areas or the oil and natural gas markets, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance. These factors could have a significantly greater impact on the Company’s financial condition, results of operations and cash flows than if the Company’s properties were more diversified.

The Company’s development and exploration operations require substantial capital, and the Company may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in the Company’s oil, natural gas and NGL reserves.
The oil and natural gas industry is capital intensive. The Company makes substantial capital expenditures in its business and operations for the exploration, development, production and acquisition of oil, natural gas and NGL reserves. Historically, the Company has financed capital expenditures primarily with proceeds from asset sales and from the sale of equity and debt securities and cash generated by operations. In particular, the Company had cash flow from operations of $868.6 million, $783.2 million and $459.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively. The Company expects to finance its future capital expenditures with cash on hand, cash flow from operations, asset sales and available borrowing capacity under its senior credit facility. The Company’s cash flow from operations and access to capital are subject to a number of variables, including:

•	the Company’s proved reserves;

•	the level of oil, natural gas and NGLs it is able to produce from existing wells;

•	the prices at which oil, natural gas and NGLs are sold; and

•	the Company’s ability to acquire, locate and produce new reserves.

If the Company’s revenues decrease as a result of lower oil, natural gas and NGL prices, lower production, declines in reserves or for any other reason, the Company may have limited ability to obtain the capital necessary to sustain its operations at current levels. In order to fund the Company’s capital expenditures, it may seek additional financing. However, the Company’s senior credit facility contains covenants limiting its ability to incur additional indebtedness, and the Company’s lenders may withhold their consent to exceed the limitations in such covenants at their sole discretion. The Company’s senior note indentures also contain covenants that may restrict the Company’s ability to incur additional indebtedness if it does not satisfy certain financial metrics. If the Company is unable to obtain additional financing, it may be necessary for the Company to reduce or suspend its capital expenditures.

Disruptions in the global financial and capital markets also could adversely affect the Company’s ability to obtain debt or equity financing on favorable terms, or at all. The failure to obtain additional financing could result in a curtailment of the Company’s operations relating to exploration and development of its prospects, which in turn could lead to a possible loss of properties and a decline in the Company’s oil, natural gas and NGL reserves.

The agreements governing the Company’s existing indebtedness have restrictions, financial covenants and borrowing base redeterminations which could adversely affect its operations.
The Company’s senior credit facility and the indentures governing its senior notes restrict the Company’s ability to, among other things, obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. The senior credit facility also requires the Company to comply with certain financial covenants and ratios. The Company’s ability to comply with these restrictions and covenants in the future is uncertain and could be affected by the levels of cash flow from the Company’s operations and events or circumstances beyond its control. Declining commodity prices could adversely affect the Company’s ability to comply with such restrictions and covenants. The Company’s failure to comply with any of the restrictions and covenants under the senior credit facility, senior notes or other debt financings could result in a default under those instruments, which could cause all of its existing indebtedness to be immediately due and payable.

The Company’s senior credit facility limits the amounts it can borrow to a borrowing base amount. The borrowing base is subject to review semi-annually; however, the lenders reserve the right to have one additional redetermination of the borrowing base per calendar year. Unscheduled redeterminations may be made at the Company’s request, but are limited to two requests per year. Borrowing base determinations are based upon proved developed producing reserves, proved developed non-producing reserves and proved undeveloped reserves. Outstanding borrowings exceeding the borrowing base must be repaid promptly, or the Company must pledge other oil and natural gas properties as additional collateral. The Company may not have the financial resources in the future to make any mandatory principal prepayments under the senior credit facility, which are required, for example, when the committed line of credit is exceeded, proceeds of asset sales in new oil and natural gas properties are not reinvested, or indebtedness that is not permitted by the terms of the senior credit facility is incurred. If the indebtedness under the Company’s senior credit facility and senior notes were to be accelerated, the Company’s assets may not be sufficient to repay such indebtedness in full.

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
Companies to which the Company provides drilling and related services are affected by the oil and natural gas industry risks mentioned above. Market prices of oil, natural gas and NGLs, limited access to capital and reductions in capital expenditures could result in oil and natural gas companies canceling or curtailing their drilling programs, which could reduce the demand for the Company’s drilling and related services. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil, natural gas and NGL prices or otherwise, could impact the Company’s drilling and services segment by negatively affecting:

•	revenues, cash flow and profitability;

•	the Company’s ability to retain skilled rig personnel whom it would need in the event of an upturn in the demand for drilling and related services; and

•	the fair value of the Company’s rig fleet.

Oil and natural gas wells are subject to operational hazards that can cause substantial losses for which the Company may not be adequately insured.
There are a variety of operating risks inherent in oil, natural gas and NGL production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, blowouts, uncontrollable flow of oil, natural gas and NGLs, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of oil, natural gas and NGLs at any of the Company’s properties could have a material adverse impact on its business activities, financial condition and results of operations.

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
The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Additionally, higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly affect the Company’s ability to execute its exploration and development plans as projected.

Market conditions or operational impediments may hinder the Company’s access to oil, natural gas and NGL markets or delay production of oil, natural gas and NGLs.
Market conditions or a lack of satisfactory oil and natural gas transportation arrangements may hinder the Company’s access to oil, natural gas and NGL markets or delay production of oil, natural gas and NGLs. The availability of a ready market for the Company’s oil, natural gas and NGL production depends on a number of factors, including the demand for and supply of oil, natural gas and NGLs and the proximity of reserves to pipelines and terminal facilities. The Company’s ability to market its production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and treating facilities. The Company’s failure to obtain such services on acceptable terms in the future or to expand its midstream assets could have a material adverse effect on its business. The Company may be required to shut in wells for a lack of a market or because access to natural gas pipelines, gathering system capacity or treating facilities may be limited or unavailable. The Company would be unable to realize revenue from any shut-in wells until production arrangements were made to deliver the production to market.

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
The reservoirs of many of the Company’s prospects in the WTO may contain natural gas that is high in CO2 content. The natural gas produced from these reservoirs must be treated for the removal of CO2 prior to marketing. If the Company cannot obtain sufficient capacity at treatment facilities for its natural gas with a high CO2 concentration, or if the cost to obtain such capacity significantly increases, the Company could be forced to delay production and development or experience increased production costs. The Company sometimes encounters CO2 levels in its wells that are higher than expected. Since the treatment expenses are incurred on a per Mcf basis, the Company will incur a higher effective treating cost per MMBtu of natural gas sold for natural gas with a higher CO2 content. As a result, high CO2 gas wells must produce at much higher rates than low CO2 gas wells to be economic, especially in a low natural gas price environment.

Furthermore, when the Company treats the gas for the removal of CO2, some of the methane is used to run the treatment plant as fuel gas and other methane and heavier hydrocarbons, such as ethane, propane and butane, cannot be separated from the CO2 and is lost. This is known as plant shrink. During 2013, the Company’s plant shrink has been approximately 6% in the WTO. After giving effect to plant shrink, typically 3.1 Mcf of high CO2 natural gas must be produced to sell one MMBtu of natural gas. The Company reports its volumes of natural gas reserves and production net of CO2 volumes that are removed prior to sales.

Low levels of natural gas production in the WTO, due to declines in production from existing wells, depressed commodity prices or otherwise, currently adversely affect, and could in the future adversely affect, the Company’s ability to satisfy certain contractual obligations and revenues and cash flow from its midstream services segment.
The Company has entered into long-term gas gathering agreements with each of PGC and Occidental. These agreements require the Company to annually deliver certain minimum volumes of natural gas to PGC through June 30, 2029 and CO2 to Occidental through December 31, 2042 and to compensate PGC and Occidental to the extent it does not satisfy the contractual delivery requirements. Decreased production in the WTO, where the applicable natural gas assets are located, has resulted in, and may continue to result in, a decline in the volume of natural gas and CO2 delivered to PGC and Occidental, respectively, and to its own pipelines and facilities for gathering, transporting and treating. The Company has no control over many factors affecting production activity in the WTO, including prevailing and projected natural gas prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital. As a consequence of these factors, the Company has not produced and delivered, and may continue to not produce and deliver, sufficient quantities of natural gas or CO2 to meet its contractual delivery obligations to PGC and Occidental. The Company is required to compensate PGC and Occidental for shortfalls in its contractual delivery obligations. The Company accrued $32.7 million at December 31, 2013 for its 2013 shortfalls under its contract with Occidental and expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations to Occidental based on current projected natural gas production levels. In future years, amounts payable to PGC and/or Occidental for such shortfalls could be material. In addition, if the Company fails to connect new wells to its gathering systems, the amount of natural gas it gathers, transports and treats will decline substantially over time and could, upon exhaustion of the current wells, cause the Company to abandon its gathering systems and, possibly cease gathering, transporting and treating operations.

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

New laws or regulations, or changes to existing laws or regulations, may unfavorably impact the Company, could result in increased operating costs and could have a material adverse effect on the Company’s financial condition and results of operations. For example, Congress has recently considered, and may continue to consider, legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, and the elimination of certain U.S. federal tax preferences available with respect to oil and natural gas exploration and production activities. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules promulgated thereunder could reduce trading positions in the energy futures or swaps markets and materially reduce hedging opportunities for the Company, which could adversely affect its revenues and cash flows during periods of low commodity prices, and which could adversely affect the Company’s ability to restructure its hedges when it might be desirable to do so.

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
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations, such as shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices, including the use of diesel, kerosene and similar compounds in fracturing fluid. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing. However, in January 2013 the EPA submitted an unopposed motion to the United States Court of Appeals for the D.C. Circuit seeking to stay legal challenges to the Clean Air Act regulations while the EPA reconsiders portions of the new rules. Also, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised proposed rule. That revised proposed rule was published for public comment in May 2013. The Department of Interior is now analyzing the comments and is expected to promulgate a final rule sometime in 2014 or 2015.

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

In addition to asserting regulatory authority, a number of federal entities are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. In April 2012, President Obama issued an executive order that established a working group for the purpose of coordinating policy, information sharing, and planning among federal agencies and offices regarding “unconventional natural gas production,” including hydraulic fracturing. In December 2012, the EPA issued an initial progress report on a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report expected to be issued for peer review and comment in late 2014. The EPA has also announced its intent to propose by 2014 effluent limit guidelines that waste water from shale gas extraction operations must meet before going to a treatment plant; the agency also projects that it will publish an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices, and certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Bills previously have been introduced in both the Senate and the House of Representatives to, among other things, amend the federal Safe Drinking Water Act to repeal provisions that currently exempt hydraulic fracturing operations from restrictions that otherwise would apply to underground injection of fluids or propping agents. The studies and initiatives described above, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

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

The EPA also has adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities in the United States on an annual basis. The Company believes it has complied with all applicable reporting requirements to date. However, the adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, the Company’s equipment and operations could require it to incur additional costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas that it produces. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company’s assets and operations, and potentially subject the Company to greater regulation.

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
The Obama administration’s budget proposals in recent years, including the budget proposal for fiscal year 2014, have included provisions eliminating certain key U.S. federal income tax preferences currently available to companies involved in oil and gas exploration and production. If enacted into law, these provisions would repeal certain incentives and credits applicable to taxpayers engaged in the exploration or production of natural resources. These provisions include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the repeal of current expensing of intangible drilling and development costs, (iii) the repeal of domestic manufacturing deduction for oil and natural gas production and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for, or development of, oil and gas within the United States. It is unclear whether any similar provisions will be included in future budget proposals, whether such provisions will actually be enacted or how soon any such provisions would become effective if enacted. The passage of any legislation relating to such proposals or any other similar changes in U.S. federal income tax laws could negatively affect the Company’s financial condition and results of operations.

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

In November 2011, the CFTC finalized rules to establish a position limits regime on certain “core” physical-delivery contracts and their economically equivalent derivatives, some of which reference major energy commodities, including oil and natural gas. However, in September 2012, the District Court of the District of Columbia vacated the CFTC’s rulemaking and remanded to the CFTC for further proceedings. On November 6, 2013, the CFTC re-proposed rules to establish a position limits regime on 28 “core” physical commodity contracts and their “economically equivalent” futures, options, and swaps, some of which reference major energy commodities, including oil and natural gas (“Position Limits Re-Proposal”).   The comment period for the Position Limits Re-Proposal closed on February 10, 2014, but the final rules related to position limits are not yet in effect.  To the extent the Position Limits Re-Proposal is finalized, such regulations could subject the Company or its derivatives counterparties to limits on commodity positions and thereby have an adverse effect on its ability to hedge risks associated with its business or on the cost of its hedging activity.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Information regarding the Company’s properties is included in Item 1.

Item 3.        Legal Proceedings

On April 5, 2011, Wesley West Minerals, Ltd. and Longfellow Ranch Partners, LP filed suit against the Company and SandRidge Exploration and Production, LLC (collectively, the “SandRidge Entities”) in the 83rd District Court of Pecos County, Texas. The plaintiffs, who have leased mineral rights to the SandRidge Entities in Pecos County, allege that the SandRidge Entities have not properly paid royalties on all volumes of natural gas and CO 2 produced from the acreage leased from the plaintiffs. The plaintiffs also allege that the SandRidge Entities have inappropriately failed to pay royalties on CO2 produced from the plaintiffs’ acreage that results from the treatment of natural gas at the Century Plant. The plaintiffs seek approximately $45.5 million in actual damages for the period of time between January 2004 and December 2011, punitive damages and a declaration that the SandRidge Entities must pay royalties on CO 2 produced from the plaintiffs’ acreage that results from treatment of natural gas at the Century Plant. The Commissioner of the General Land Office of the State of Texas (“GLO”) is named as an additional defendant in the lawsuit as some of the affected oil and natural gas leases described in the plaintiffs’ allegations cover mineral classified lands in which the GLO is entitled to one-half of the royalties attributable to such leases. The GLO has filed a cross-claim against the SandRidge Entities asserting the same claims as the plaintiffs with respect to the leases covering mineral classified lands and seeking approximately $13.0 million in actual damages, inclusive of penalties and interest. On February 5, 2013, the Company received a favorable summary judgment ruling that effectively removes a majority of the plaintiffs’ and GLO’s claims. On April 29, 2013, the court entered an order allowing for an interlocutory appeal of its summary judgment ruling. The Company intends to continue to defend the remaining issues in this lawsuit as well as any appellate proceedings. At the time of the ruling on summary judgment, the lawsuit was still in the discovery stage and, accordingly, an estimate of reasonably possible losses associated with the remaining causes of action, if any, cannot be made until all of the facts, circumstances and legal theories relating to such claims and the SandRidge Entities’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On August 4, 2011, Patriot Exploration, LLC, Jonathan Feldman, Redwing Drilling Partners, Mapleleaf Drilling Partners, Avalanche Drilling Partners, Penguin Drilling Partners and Gramax Insurance Company Ltd. filed a lawsuit against the Company, SandRidge Exploration and Production, LLC (“SandRidge E&P”) and certain current and former directors and senior executive officers of the Company (collectively, the “defendants”) in the U.S. District Court for the District of Connecticut. On October 28, 2011, the plaintiffs filed an amended complaint alleging substantially the same allegations as those contained in the original complaint. The plaintiffs allege that the defendants made false and misleading statements to U.S. Drilling Capital Management LLC and to the plaintiffs prior to the entry into a participation agreement among Patriot Exploration, LLC, U.S. Drilling Capital Management LLC and SandRidge E&P, which provided for the investment by the plaintiffs in certain of SandRidge E&P’s oil and natural gas properties. To date, the plaintiffs have invested approximately $16.0 million under the participation agreement. The plaintiffs seek compensatory and punitive damages and rescission of the participation agreement. On November 28, 2011, the defendants filed a motion to dismiss the amended complaint. On June 29, 2013, the court granted in part and denied in part the defendants’ motion. The Company and the other defendants intend to defend this lawsuit vigorously and believe the plaintiffs’ claims are without merit. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

•
Lisa Ezell, Jefferson L. Mangus, and Tyler D. Mangus v. Tom L. Ward, et al., and SandRidge Energy, Inc., Nominal Defendant - filed on March 22, 2013 in the U.S. District Court for the Western District of Oklahoma

Each lawsuit identified above was filed derivatively on behalf of the Company and names as defendants current and former directors of the Company. The Hefner lawsuit also names as defendants certain current and former senior executive officers of the Company. All seven lawsuits assert overlapping claims - generally that the defendants breached their fiduciary duties, mismanaged the Company, wasted corporate assets, and engaged in, facilitated or approved self-dealing transactions in breach of their fiduciary obligations. The Depuy lawsuit also alleges violations of federal securities laws in connection with the Company allegedly filing and distributing certain misleading proxy statements. The lawsuits seek, among other relief, injunctive relief related to the Company’s corporate governance and unspecified damages.

On April 10, 2013, the U.S. District Court for the Western District of Oklahoma consolidated the Levine, Depuy, Elliot, Brothers, and Ezell actions (the “Federal Shareholder Derivative Litigation”) under the caption “In re SandRidge Energy, Inc. Shareholder Derivative Litigation,” appointed a lead plaintiff and lead counsel, and ordered the lead plaintiff to file a consolidated complaint by May 1, 2013. On June 3, 2013, the Company and the individual defendants filed their respective motions to dismiss the consolidated complaint. On September 11, 2013, the court granted the defendants’ respective motions to dismiss the consolidated complaint without prejudice, and granted plaintiffs leave to file an amended consolidated complaint. The plaintiffs filed an amended consolidated complaint on October 9, 2013, in which plaintiffs allege that: (i) the Company’s former CEO, Tom Ward, breached his fiduciary duties by usurping corporate opportunities, (ii) certain of the Company’s current and former directors breached their fiduciary duties of care, (iii) Mr. Ward and certain of the Company’s current and former directors wasted corporate assets, (iv) certain entities allegedly affiliated with Mr. Ward aided and abetted Mr. Ward’s breaches of fiduciary duties, (v) Mr. Ward and entities allegedly affiliated with Mr. Ward misappropriated the Company’s confidential and proprietary information, and (vi) entities allegedly affiliated with Mr. Ward were unjustly enriched. The defendants have filed respective motions to dismiss the amended consolidated complaint, which are pending before the court.

The Company and the individual defendants in the Hefner and Romano actions (the “State Shareholder Derivative Litigation”) moved to stay each of the actions in favor of the Federal Shareholder Derivative Litigation, in order to avoid duplicative proceedings, and also requested, in the alternative, the dismissal of the State Shareholder Derivative Litigation.

On June 19, 2013, the court stayed the Hefner action until at least November 29, 2013. The court subsequently lifted its stay for purposes of hearing and deciding the defendants’ respective motions to dismiss. On September 18, 2013, the court denied the defendants’ motions to dismiss.

On May 8, 2013, the court stayed the Romano action pending further order of the court. On October 31, 2013, the plaintiff filed a motion to lift the stay, which was denied by the court on February 7, 2014.

Because the Federal Shareholder Derivative Litigation and the State Shareholder Derivative Litigation are in the early stages, an estimate of reasonably possible losses associated with each of them, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to these actions.

On December 5, 2012, James Glitz and Rodger A. Thornberry, on behalf of themselves and all other similarly situated stockholders, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and certain current and former executive officers of the Company. On January 4, 2013, Louis Carbone, on behalf of himself and all other similarly situated stockholders, filed a substantially similar putative class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation” (the “Securities Litigation”) and appointed a lead plaintiff and lead counsel. On July 23, 2013, plaintiffs filed a consolidated amended complaint, which asserts a variety of federal securities claims against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of the Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) in or traceable to its initial public offering on or about April 23, 2012. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves, the Company’s capital expenditures, and certain transactions entered into by companies allegedly affiliated with the Company’s former Chief Executive Officer (“CEO”) Tom Ward. The defendants have filed respective motions to dismiss the consolidated amended complaint, which are pending before the court. Because the Securities Litigation is in the early stages, an estimate of reasonably possible losses associated with it, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to the Securities Litigation. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with the Securities Litigation.

On July 15, 2013, James Hart and fifteen other named plaintiffs filed an amended complaint in the United States District Court for the District of Kansas in an action undertaken individually and on behalf of others similarly situated against SandRidge Energy, Inc., SandRidge Operating Company, SandRidge E&P, SandRidge Midstream, Inc., and Lariat Services, Inc. In their amended complaint, plaintiffs allege that the defendants failed to properly calculate overtime pay for the plaintiffs and for other similarly situated current and former employees. The plaintiffs further allege that the defendants required the plaintiffs and other similarly situated current and former employees to engage in work-related activities without pay. The plaintiffs assert claims against the defendants for (i) violations of the Fair Labor Standards Act, (ii) violations of the Kansas Wage Payment Act, (iii) breach of contract, and (iv) fraud, and seek to recover unpaid wages and overtime pay, liquidated damages, statutory penalties, economic damages, compensatory and punitive damages, attorneys’ fees and costs, and both pre- and post-judgment interest.

On October 3, 2013, the plaintiffs filed a Motion for Conditional Collective Action Certification and for Judicial Notice to Class and a Motion to Toll the Statute of Limitations. On October 11, 2013, the defendants filed a Motion to Dismiss and a Motion to Transfer Venue to the United States District Court for the Western District of Oklahoma. All of these motions are pending before the court. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On December 18, 2013, the Company received a subpoena duces tecum from the U.S. Department of Justice in connection with an ongoing investigation of possible violations of antitrust laws in connection with the purchase or lease of land, oil or natural gas rights.  The Company is cooperating with the investigation.

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

PRICE RANGE OF COMMON STOCK

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SD.” The range of high and low sales prices for its common stock for the periods indicated, as reported by the NYSE, is as follows:

	High	Low
2013
Fourth Quarter	$6.90	$5.26
Third Quarter	$5.99	$4.83
Second Quarter	$5.39	$4.56
First Quarter	$7.24	$5.27
2012
Fourth Quarter	$7.49	$4.81
Third Quarter	$7.80	$6.00
Second Quarter	$8.19	$5.55
First Quarter	$9.00	$6.75

On February 21, 2014, there were 293 record holders of the Company’s common stock.

The Company has neither declared nor paid any cash dividends on its common stock, and it does not anticipate declaring any dividends on its common stock in the foreseeable future. The Company expects to retain cash for the operation and expansion of its business, including exploration, development and production activities. In addition, the terms of the Company’s indebtedness restrict its ability to pay dividends to holders of its common stock. Accordingly, if the Company’s dividend policy were to change in the future, its ability to pay dividends would be subject to these restrictions and the Company’s then-existing conditions, including its results of operations, financial condition, contractual obligations, capital requirements, business prospects and other factors deemed relevant by its Board of Directors.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders on SandRidge common stock relative to the cumulative total returns of the S&P Oil and Gas Exploration and Production Index and the S&P 500 Index from January 1, 2009 through December 31, 2013. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes was $100.00 on January 1, 2009.

The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

ISSUER PURCHASES OF EQUITY SECURITIES

As part of the Company’s restricted stock program, the Company makes required tax payments on behalf of employees when their stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are initially recorded as treasury stock and are then immediately retired as repurchased. See “Note 16—Equity” to the Company’s consolidated financial statements in Item 8 of this report for further discussion of treasury stock. During the quarter ended December 31, 2013, the following shares of common stock were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1, 2013 — October 31, 2013	60,987	$6.19	N/A	N/A
November 1, 2013 — November 31, 2013	8,329	$6.33	N/A	N/A
December 1, 2013 — December 31, 2013	6,009	$5.78	N/A	N/A

Item 6.        Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, the Company’s selected financial information. The Company’s financial information is derived from its audited consolidated financial statements for such periods. The financial data includes the results of the Company’s acquisitions and divestitures, including the divestiture of the Permian Properties in February 2013, the acquisition of oil and natural gas properties in the Gulf of Mexico in June 2012, the Dynamic Acquisition in April 2012, the acquisition of Arena Resources, Inc. (“Arena”) in July 2010 and the acquisition of oil and natural gas properties from Forest Oil Corporation in December 2009. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the Company’s consolidated financial statements and notes thereto contained in “Financial Statements and Supplementary Data” in Item 8 of this report. The following information is not necessarily indicative of the Company’s future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data
Revenues	$1,983,388	$2,730,965	$1,415,213	$931,736	$591,044
Expenses
Production	516,427	477,154	322,877	237,863	169,880
Production taxes	32,292	47,210	46,069	29,170	4,010
Cost of sales	57,118	68,227	65,654	22,368	28,380
Midstream and marketing	53,644	39,669	66,007	90,149	80,608
Construction contract	23,349	796,323	—	—	—
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246	265,914	168,919
Depreciation and amortization—other	62,136	60,805	53,630	50,776	50,865
Accretion of asset retirement obligations	36,777	28,996	9,368	9,421	7,108
Impairment	26,280	316,004	2,825	—	1,707,150
General and administrative(1)	330,425	241,682	148,643	179,565	100,256
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)	50,872	(147,527)
Loss (gain) on sale of assets	399,086	3,089	(2,044)	2,424	26,419
Total expenses	2,152,389	2,405,769	986,200	938,522	2,196,068
(Loss) income from operations	(169,001)	325,196	429,013	(6,786)	(1,605,024)
Other income (expense)
Interest expense	(270,234)	(303,349)	(237,332)	(247,442)	(185,316)
Bargain purchase gain	—	122,696	—	—	—
Loss on extinguishment of debt	(82,005)	(3,075)	(38,232)	—	—
Income from equity investments	—	—	—	—	1,020
Other income, net	12,445	4,741	3,122	2,558	7,272
Total other expense	(339,794)	(178,987)	(272,442)	(244,884)	(177,024)
(Loss) income before income taxes	(508,795)	146,209	156,571	(251,670)	(1,782,048)
Income tax expense (benefit)	5,684	(100,362)	(5,817)	(446,680)	(8,716)
Net (loss) income	(514,479)	246,571	162,388	195,010	(1,773,332)
Less: net income attributable to noncontrolling interest	39,410	105,000	54,323	4,445	2,258
Net (loss) income attributable to SandRidge Energy, Inc.	(553,889)	141,571	108,065	190,565	(1,775,590)
Preferred stock dividends	55,525	55,525	55,583	37,442	8,813
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(609,414)	$86,046	$52,482	$153,123	$(1,784,403)
(Loss) earnings per share
Basic	$(1.27)	$0.19	$0.13	$0.52	$(10.20)
Diluted	$(1.27)	$0.19	$0.13	$0.52	$(10.20)
Weighted average number of common shares outstanding
Basic	481,148	453,595	398,851	291,869	175,005
Diluted	481,148	456,015	406,645	315,349	175,005
____________________

(1)	Includes employee termination benefits.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$814,663	$309,766	$207,681	$5,863	$7,861
Property, plant and equipment, net	$6,307,675	$8,479,977	$5,389,424	$4,733,865	$2,433,643
Total assets	$7,684,795	$9,790,731	$6,219,609	$5,231,448	$2,780,317
Total debt	$3,194,907	$4,301,083	$2,814,176	$2,909,086	$2,578,938
Total equity	$3,175,627	$3,862,455	$2,548,950	$1,547,483	$(195,905)
Total liabilities and equity	$7,684,795	$9,790,731	$6,219,609	$5,231,448	$2,780,317

There have been no cash dividends declared or paid on the Company’s common stock.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand the Company’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1, “Selected Financial Data” in Item 6 and “Financial Statements and Supplementary Data” in Item 8. The Company’s discussion and analysis relates to the following subjects:

•	Overview;

•	Results by Segment;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources;

•	Valuation Allowance; and

•	Critical Accounting Policies and Estimates.

Overview

SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent region of the United States. The Company owns and operates additional interests in west Texas and owned interests in the Gulf of Mexico and Gulf Coast until February 2014, as discussed under “2014 Developments and Outlook” below. The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including gas gathering and processing facilities, marketing operations, a saltwater disposal system, an electrical transmission system and a drilling rig and related oil field services business.

SandRidge’s mission is to become a high-return, growth-oriented resource conversion company focused in the Mid-Continent region of the United States. In 2013, the Company began a capital allocation process, during which the Company identified its competitive advantages, such as its industry leading cost structure, subsurface knowledge, existing infrastructure and broader infrastructure capabilities and size and scale, all in the Mid-Continent area. As a result of that process, the decision was made to enhance the Company’s focus in the Mid-Continent, divest the Gulf Properties, and redeploy capital into onshore areas where the Company has a more extensive opportunity set, and over a 10-year inventory of high return drilling locations.

2013 Operational Highlights

Operational highlights for 2013 include the following:

•
Drilled 483 wells, excluding salt water disposal wells, in the Mid-Continent area. Mid-Continent properties contributed approximately 17.8 MMBoe, or 52.7%, of the Company’s total production in 2013 compared to approximately 11.0 MMBoe, or 32.9%, in 2012.

•
Gulf of Mexico properties acquired during the second quarter of 2012 contributed production of approximately 9.2 MMBoe, or 27.3% of the Company’s total production in 2013 compared to approximately 7.0 MMBoe, or 20.8% of total production in 2012.

•	Permian Properties divested in February 2013, as discussed below, contributed 3.4% of total production in 2013 compared to 25.8% of total production in 2012.

•	Total production for 2013 was comprised of approximately 42.3% oil, 50.9% natural gas and 6.8% NGLs compared to 47.3% oil, 46.5% natural gas and 6.2% NGLs in 2012.

2013 Transactions

Sale of Permian Properties. On February 26, 2013, the Company sold the Permian Properties for net proceeds of $2.6 billion, including post-closing adjustments that were finalized in the third quarter of 2013. The Company used a portion of the sale proceeds to fund the redemption of approximately $1.1 billion aggregate principal amount of outstanding senior notes, discussed below, and has used and expects to use the remaining proceeds to fund its capital expenditures in the Mid-Continent and for general corporate purposes. Including final post-closing adjustments, the Company recorded a non-cash loss on the sale of $398.9 million, of which $71.7 million was allocated to noncontrolling interests. Additionally, the Company settled a portion of its existing oil derivative contracts in February 2013 prior to their contractual maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in a loss on settlement of approximately $29.6 million.

Production, revenues and direct operating expenses of the Permian Properties were as follows as of and for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013(1)	2012	2011
Production (MBoe)	1,148	8,667	8,871
Revenues (in thousands)	$68,027	$566,075	$614,666
Direct operating expenses (in thousands)	$17,453	$130,337	$144,066
_________________
(1) Includes activity through February 26, 2013, the date of sale.

Redemption of Senior Fixed Rate Notes. In March 2013, the Company redeemed $365.5 million aggregate principal amount of its 9.875% Senior Notes due 2016 and $750.0 million aggregate principal amount of its 8.0% Senior Notes due 2018 for total consideration of $1,061.34 per $1,000 principal amount and $1,052.77 per $1,000 principal amount, respectively. The premium paid to redeem these notes and the expense incurred to write off the remaining associated unamortized debt issuance costs resulted in a loss on extinguishment of debt of $82.0 million for the year ended December 31, 2013. The redemption of these senior notes resulted in a reduction in interest expense for the year ended December 31, 2013 of approximately $72.8 million.

2014 Developments and Outlook

Developments

Sale of Gulf of Mexico and Gulf Coast Properties. On February 25, 2014, the Company sold certain of its subsidiaries that own the Gulf Properties, for $750.0 million, subject to purchase price and post-closing adjustments, and the buyer’s assumption of approximately $370.0 million of related asset retirement obligations. The Company retained a 2.0% overriding royalty interest in certain exploration prospects. The Company expects to use the proceeds from the sale to fund its drilling in the Mid-Continent. Additionally, the Company settled a portion of its existing oil derivative contracts in January and February 2014 prior to their respective maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in cash payments of approximately $69.6 million.

For further discussion of the sale, see “Note 21—Subsequent Events” to the consolidated financial statements included in Item 8 of this report.

Production, proved reserves, PV-10, revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations, and general and administrative expenses, for the Gulf Properties were as follows as of and for the year ended December 31, 2013:

Production (MBoe)	10,082
Proved reserves (MBoe)	56,797
PV-10 (in thousands)(1)	$1,088,872
Revenues (in thousands)	$627,236
Operating expenses (in thousands)	$491,991
____________________

(1)
PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash flows and using 12-month average prices for the year ended December 31, 2013. PV-10 differs from Standardized Measure because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure represents an estimate of fair market value of the Gulf Properties. The following table provides a reconciliation of the estimated Standardized Measure attributable to the Gulf Properties to PV-10 attributable to the Gulf Properties as of December 31, 2013 (in thousands):

Standardized Measure of Discounted Net Cash Flows(a)	$842,493
Present value of future income tax discounted at 10%	246,379
PV-10	$1,088,872
____________________

(a)
Standardized Measure was determined by allocating the Company’s Standardized Measure to the Gulf Properties based on the PV-10 attributable to the Gulf Properties relative to the Company’s total PV-10.

Outlook

In 2014, the Company plans to continue the capital allocation process it began in 2013, focusing on highest return projects, coupled with an enhanced capital discipline, while utilizing its identified competitive advantages. The Company’s 2014 capital expenditures budget is approximately $1.5 billion, with approximately $1.4 billion designated for exploration and production activities. Based on this current capital budget for 2014, the Company estimates an approximate 25% increase in 2014 production from 2013 production levels, excluding 2013 production associated with the Gulf Properties sold in February 2014 and Permian Properties sold in February 2013.

Results by Segment

The Company operates in three business segments: exploration and production, drilling and oil field services and midstream services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the activities of the Royalty Trusts. The drilling and oil field services segment is engaged in the contract drilling of oil and natural gas wells and provides various oil field services. The midstream services segment is engaged in the purchasing, gathering, treating and selling of natural gas and coordinates the delivery of electricity for the Company’s exploration and production operations in the Mid-Continent.

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The Company’s business segments results for the years ended December 31, 2013, 2012 and 2011 are discussed below.

Exploration and Production Segment

The Company generates the majority of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Company’s ability to find and economically develop and produce its reserves. The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces and changes in the fair value of commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average annual NYMEX prices for oil and natural gas during the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are presented in the following table:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Oil (per Bbl)	$98.05	$94.15	$95.11	$79.61	$62.09
Natural gas (per Mcf)	$3.73	$2.83	$4.03	$4.38	$4.16

In order to reduce the Company’s exposure to price fluctuations, the Company enters into commodity derivative contracts for a portion of its anticipated future oil and natural gas production as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Reducing the Company’s exposure to price volatility mitigates the risk that it will not have adequate funds available for its capital expenditure programs.

Set forth in the table below is financial, production and pricing information for the exploration and production segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Results (in thousands)
Revenues
Oil	$1,393,360	$1,456,590	$902,384
NGL	80,555	69,306	81,938
Natural gas	346,363	233,386	242,472
Construction contract	—	796,323	—
Other	14,202	15,939	10,771
Inter-segment revenue	(320)	(403)	(265)
Total revenues	1,834,160	2,571,141	1,237,300
Operating expenses
Production	519,546	480,001	324,637
Production taxes	32,292	47,210	46,069
Construction contract	—	796,323	—
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	—	235,396	—
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Loss (gain) on sale of assets	398,543	3,499	(92)
Other operating expenses	169,638	134,962	63,030
Total operating expenses	1,771,651	2,052,997	716,183
Income from operations	$62,509	$518,144	$521,117

Production data
Oil (MBbls)	14,279	15,868	9,992
NGL (MBbls)	2,291	2,094	1,838
Natural gas (MMcf)	103,233	93,549	69,306
Total volumes (MBoe)	33,776	33,553	23,381
Average daily total volumes (MBoe/d)	92.5	91.7	64.1
Average prices—as reported(1)
Oil (per Bbl)	$97.58	$91.79	$90.31
NGL (per Bbl)	$35.16	$33.10	$44.58
Natural gas (per Mcf)	$3.36	$2.49	$3.50
Total (per Boe)	$53.89	$52.43	$52.47
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$98.90	$97.53	$82.26
NGL (per Bbl)	$35.16	$33.10	$44.58
Natural gas (per Mcf)	$3.46	$2.46	$3.27
Total (per Boe)	$54.79	$55.04	$48.35
____________________

(1)	Prices represent actual average prices for the periods presented and do not include the impact of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

For a discussion of reserves, PV-10 and reconciliation to Standardized Measure, see “Business—Business Segments and Primary Operations—Proved Reserves” in Item 1 of this report.

The table below presents production by area of operation for the years ended December 31, 2013, 2012 and 2011 and illustrates the impact of (i) the Company’s continued development of its Mid-Continent assets, (ii) the Company’s purchase of properties located in the Gulf of Mexico during the second quarter of 2012 and (iii) the sale of the Permian Properties in February 2013.

	Year Ended December 31,
	2013		2012		2011
	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production
Mid-Continent	17,783	52.7%	11,039	32.9%	4,884	20.9%
Gulf of Mexico / Gulf Coast	10,082	29.8%	8,110	24.2%	1,434	6.1%
Permian Basin	3,366	10.0%	10,963	32.6%	10,517	45.0%
Other - west Texas	2,545	7.5%	3,441	10.3%	6,546	28.0%
Total	33,776	100.0%	33,553	100.0%	23,381	100.0%

Revenues

Exploration and production segment revenues from oil, natural gas and NGL sales increased by a combined $61.0 million, or 3.5% for the year ended December 31, 2013 compared to 2012, primarily as a result of increases in average prices received for oil and natural gas, and an increase in natural gas production of 9.7 Bcf, or 10.4%. Total production remained relatively unchanged in 2013 compared to 2012; however, natural gas comprised a larger portion of total production in 2013 as production from the Mid-Continent and Gulf of Mexico, which contains a higher percentage of natural gas than production from the Permian Basin, comprised a larger percentage of total production in 2013.

Exploration and production segment revenues from oil, natural gas and NGL sales increased by a combined $532.5 million, or 43.4% in the year ended December 31, 2012 from 2011, primarily as a result of a 5.9 MMBbl, or 58.8% increase in oil production. Natural gas production also increased 24.2 Bcf, or 35.0%, but the effect of this increase was more than offset by a decrease in average price received of $1.01 per Mcf, or 28.9%. The increase in oil and natural gas production was primarily due to the acquisition of properties located in the Gulf of Mexico during the second quarter of 2012 combined with increased drilling in the Mid-Continent, where, during 2012, the Company completed and commenced production on 377 gross (269 net) wells.

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

Operating Expenses

Production expense includes the costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses increased $39.5 million, or 8.2%, in 2013 from 2012 primarily due to a $32.7 million shortfall penalty related to the under delivery of CO2, in accordance with the terms of the Company’s 30-year treating agreement with Occidental, for the year ended December 31, 2013. On a per Boe basis, production expense for 2013 increased $1.07 per Boe, or 7.5%, to $15.38 per Boe during the year ended December 31, 2013 from $14.31 per Boe in 2012. This increase is primarily a result of the shortfall penalty and, to a lesser extent, higher costs associated with production from properties located in the Gulf of Mexico, which comprised a larger percentage of total production in 2013. Production expenses increased $155.4 million, or 47.9%, in 2012 from 2011 primarily due to operating expenses associated with oil and natural gas properties located in the Gulf of Mexico that were acquired during the second quarter of 2012 and additional oil wells located in the Mid-Continent that began producing during 2012.

Production taxes decreased by approximately $14.9 million, or 31.6% for the year ended December 31, 2013 compared to 2012 and increased only slightly in 2012 compared to 2011, as production from the Mid-Continent and Gulf Properties comprised approximately 82.5% of total 2013 production compared to approximately 57.1% of 2012 production and approximately 27.0% of 2011 production. Production from the Gulf of Mexico is not subject to production taxes. Additionally, wells drilled in the Mississippian formation in Oklahoma are part of a tax credit incentive program that reduces the combined statutory rates applicable to the first four years of production from such wells.

Depreciation and depletion for the Company’s oil and natural gas properties was consistent for the years ended December 31, 2013 and 2012. Depreciation and depletion for the Company’s oil and natural gas properties increased $250.8 million for the year ended December 31, 2012 from the same period in 2011. The increase was due to a 43.5% increase in the Company’s combined production volume as well as an increase in the depreciation and depletion rate per Boe to $16.93 in 2012 from $13.57 per Boe in 2011 that resulted primarily from the acquisition of properties located in the Gulf of Mexico during 2012, which generally have shorter depletable lives than onshore properties.

Accretion of asset retirement obligations increased $7.8 million for the year ended December 31, 2013 from 2012, and increased $19.6 million for the year ended December 31, 2012 from 2011 as a result of the increase in future plugging and abandonment obligations associated with the oil and natural gas properties located in the Gulf of Mexico that were acquired during the second quarter of 2012.

During the year ended December 31, 2012, the Company recorded a $235.4 million impairment to the carrying value of goodwill. Primarily as a result of a decrease in the Company’s probable reserves as of December 31, 2012, which are one of the significant components in the determination of the fair value of the applicable reporting unit, the carrying value of the reporting unit exceeded its fair value such that the entire carrying value of the Company’s goodwill was impaired. For additional information regarding the goodwill impairment, see “Note 8—Impairment” to the Company’s consolidated financial statements in Item 8 of this report.

The Company recorded loss (gain) on commodity derivative contracts of $47.1 million, $(241.4) million and $(44.1) million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in income from operations for the exploration and production segment. Included in the loss (gain) on commodity derivative contracts for the years ended December 31, 2013, 2012 and 2011 are net cash (receipts) payments upon contract settlement of $(3.2) million, $(100.7) million and $37.6 million, respectively. For the year ended December 31, 2013, $29.6 million of cash payments related to settlements of commodity derivative contracts with contractual maturities after the year in which they were settled (“early settlements”) as a result of the sale of the Permian Properties. For the year ended December 31, 2012, the Company had a non-cash loss of $117.1 million resulting from the amendment of certain 2012 derivative contracts to contracts maturing in 2014 and 2015.

The Company’s derivative contracts are not designated as accounting hedges and, as a result, gains or losses on commodity derivative contracts are recorded each quarter as a component of operating expenses. Internally, management views the settlement of derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” Gains or losses on early settlements and losses related to amendments of contracts are not considered in the calculation of effective prices. In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for the Company’s oil and natural gas price swaps, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for the Company’s oil and natural gas price swaps.

Loss on sale of assets increased $395.0 million for the year ended December 31, 2013 compared to the same period in 2012, primarily as a result of the $398.9 million loss on the sale of the Permian Properties in February 2013.

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

Set forth in the table below is financial and operational information for the drilling and oil field services segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Results (in thousands)
Revenues	$187,456	$379,345	$390,485
Inter-segment revenue	(120,815)	(262,712)	(287,187)
Total revenues	66,641	116,633	103,298
Operating expenses	95,692	104,722	92,957
Impairment	11,104	—	—
(Loss) income from operations	$(40,155)	$11,911	$10,341

Drilling rig statistics
Average number of operational rigs owned during the period	29.0	30.0	30.8
Average number of rigs working for third parties	4.4	9.4	10.0
Number of days drilling for third parties	1,603	2,613	3,673
Average drilling revenue per day per rig drilling for third parties(1)	$14,610	$16,919	$15,215

Rig status as of December 31
Working for SandRidge	11	14	20
Working for third parties(2)	6	10	10
Idle (3)	10	6	—
Total operational	27	30	30
Non-operational(4)	3	1	1
Total rigs	30	31	31
____________________

(1)
Represents revenues from rigs working for third parties, excluding stand-by revenue, divided by the total number of days such drilling rigs were used by third parties during the period, excluding revenues for related rental equipment.

(2)	Includes five rigs receiving stand-by rates from third parties at December 31, 2012.

(3)	The company’s rigs are primarily intended to drill for its own account; as such, the number of idle rigs does not significantly impact the consolidated results of operations.

(4)	Non-operational rigs at December 31, 2013 are held for sale. Non-operational rig at December 31, 2012 and 2011 was stacked.

Drilling and oil field services segment revenues decreased $50.0 million, for the year ended December 31, 2013 from 2012. The decrease in revenues was primarily attributable to a decrease in the average number of rigs working for third parties and a decrease in supplies sold to, and oil field services work performed for, wells that had been operated by the Company in the Permian Basin prior to their sale. Drilling and oil field services segment operating expenses decreased $9.0 million during the year ended December 31, 2013 compared to 2012 due primarily to the decrease in work performed in the Permian Basin, which was significantly offset by costs associated with maintenance performed on rigs that were stacked as a result of the sale of the Permian Properties. For the year ended December 31, 2013, the Company recorded an impairment of approximately $11.1 million on certain drilling assets identified for sale in order to adjust their carrying values to fair value. The impairment and decrease in revenue resulted in a loss from operations of $40.2 million for the year ended December 31, 2013.

Drilling and oil field services segment revenues and expenses increased $13.3 million and $11.8 million, respectively, for the year ended December 31, 2012 from 2011. The increase in revenues and expenses was primarily attributable to an increase in supplies sold to, and oil field services work performed for, Company-operated wells in the Mid-Continent with higher third-party working interest percentages during the year ended December 31, 2012. While the average drilling revenue per day per rig working for third parties increased during the year ended December 31, 2012 compared to 2011, this was more than offset by a decrease in the number of days drilling for third parties. The overall increase in revenue resulted in income from operations of $11.9 million in the year ended December 31, 2012 compared to income from operations of $10.3 million in 2011.

Midstream Services Segment

Midstream services segment revenues consist mostly of revenue from gas marketing, which is a very low-margin business, and revenues from coordinating the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent area.

Gas Marketing. On a consolidated basis, midstream and marketing revenues include natural gas sold to third parties and the fees the Company charges to gather, compress and treat this natural gas. Gas marketing operating costs represent payments made to third parties for the proceeds from the sale of natural gas owned by such parties, net of any applicable margin, and actual costs the Company charges to gather, compress and treat the natural gas. In general, natural gas purchased and sold by the Company’s midstream services segment is priced at a published daily or monthly index price. Midstream gas services are primarily undertaken to realize incremental margins on natural gas purchased at the wellhead and to provide value-added services to customers.

Electrical Provision. The Company constructed an electrical transmission system in the Mid-Continent area to provide electricity for use in the Company’s exploration and production operations at a lower cost than electricity provided by on-site generation. On a consolidated basis, revenues and expenses from the electrical transmission system relate to electricity provided to third-party working interest owners in Company operated wells in the Mid-Continent.

Gas Treating Plants. The Company owns and operates two gas treating plants in west Texas, which remove CO2 from natural gas production and deliver residue gas to nearby pipelines. Throughout 2012, the Company diverted its high CO2 natural gas production from its gas treating plants to the Century Plant while it was being tested and commissioned. Upon substantial completion of the Century Plant in late 2012, natural gas volumes delivered by the Company for processing at the Century Plant became subject to the terms of the 30-year treating agreement with Occidental, which contains minimum CO2 delivery requirements. All natural gas produced in the WTO during 2013 was processed at the Century Plant. Due to the continued decline in natural gas production in the WTO resulting from the lack of drilling activity in the area, volumes currently produced in the WTO and delivered to the Century Plant for processing are not sufficient to use all of the available treating capacity at the Century Plant. Due to the sensitivity of drilling to market prices for natural gas, drilling activity in the WTO will likely remain very limited if natural gas prices remain low. As a result, the Company currently anticipates little to no use of its treating plants in future periods.

The primary factors affecting the results of the Company’s midstream services segment are the quantity of natural gas the Company gathers, treats and markets and the prices it pays and receives for natural gas as well as the rates charged and volumes delivered by the electrical transmission system.

Set forth in the table below is financial information for the midstream services segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Results (in thousands)
Operating revenues	$156,640	$116,659	$183,912
Construction contract	23,349	—	—
Inter-segment revenue	(100,529)	(77,824)	(118,731)
Total revenues	79,460	38,835	65,181
Operating expenses	73,744	52,179	75,331
Construction contract	23,349	—	—
Impairment	3,934	59,683	2,825
Loss from operations	$(21,567)	$(73,027)	$(12,975)

Gas Marketed
Volumes (MMcf)	8,006	9,367	14,807
Price	$3.56	$2.63	$3.88

Midstream services segment operating revenues and expenses increased $17.3 million and $21.6 million, respectively, for the year ended December 31, 2013 from the same period in 2012. These increases in operating revenue and expenses were due to an increase of $0.95 per Mcf in the average price received for natural gas purchased and marketed in west Texas during the year ended December 31, 2013, respectively, and an increase in revenue from and expenses related to electrical transmission services provided by the Company’s expanded electrical infrastructure in the Mid-Continent to third-party working interest owners. These increases were slightly offset by a 1.4 Bcf decrease in third-party volumes processed and marketed for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of decreased natural gas production in west Texas.

Midstream services segment revenues and operating expenses, excluding impairment, for the year ended December 31, 2012 decreased $26.3 million and $23.2 million, respectively, from the same period in 2011. These decreases in revenue and operating expenses were due to a 5.4 Bcf decrease in third-party volumes the Company processed and marketed as a result of decreased natural gas production in west Texas and a decrease in natural gas prices. These decreases were partially offset by an increase in revenue from and expenses related to electrical transmission as a result of the expansion of the Company’s electrical infrastructure in the Mid-Continent in 2012.

During the second quarter of 2013, the Company substantially completed the construction of a series of electrical transmission expansion and upgrade projects for a third party and, as a result, recognized construction contract revenue and costs equal to $23.3 million. For more information about these projects, see “Note 11— Construction Contracts” to the Company’s consolidated financial statements in Item 8 of this report.

Midstream services segment expenses for the years ended December 31, 2013 and 2012 include impairments of $3.9 million and $59.7 million, respectively, on its natural gas treating plants in west Texas due to the anticipation that their future use would be limited as discussed under Gas Treating Plants above. The $59.7 million impairment in 2012 resulted in a loss from operations of $73.0 million for the year ended December 31, 2012 compared to $13.0 million in 2011.

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the years ended December 31, 2013, 2012 and 2011 are presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues
Oil, natural gas and NGL	$1,820,278	$1,759,282	$1,226,794
Drilling and services	66,586	116,633	103,298
Midstream and marketing	58,304	40,486	66,690
Construction contract	23,349	796,323	—
Other	14,871	18,241	18,431
Total revenues(1)	$1,983,388	$2,730,965	$1,415,213
___________________

(1)
Includes $199.3 million, $181.2 million and $69.6 million of revenues attributable to noncontrolling interests in consolidated variable interest entities (“VIEs”), after considering the effects of intercompany eliminations, for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s primary sources of revenue are discussed in “Results by Segment.” See discussion of oil, natural gas and NGL and construction contract revenues under “Results by Segment—Exploration and Production Segment,” discussion of drilling and services revenues under “Results by Segment—Drilling and Oil Field Services Segment” and discussion of significant midstream and marketing and construction contract revenues under “Results by Segment—Midstream Services Segment.”

Expenses

The Company’s consolidated expenses for the years ended December 31, 2013, 2012 and 2011 are presented below.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Expenses
Production	$516,427	$477,154	$322,877
Production taxes	32,292	47,210	46,069
Cost of sales	57,118	68,227	65,654
Midstream and marketing	53,644	39,669	66,007
Construction contract	23,349	796,323	—
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246
Depreciation and amortization—other	62,136	60,805	53,630
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	26,280	316,004	2,825
General and administrative	207,920	241,682	148,643
Employee termination benefits	122,505	—	—
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Loss (gain) on sale of assets	399,086	3,089	(2,044)
Total expenses(1)	$2,152,389	$2,405,769	$986,200
___________________

(1)
Includes $157.0 million, $75.4 million and $15.1 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the years ended December 31, 2013, 2012 and 2011, respectively. The expenses attributable to noncontrolling interest in consolidated VIEs for 2013 include $71.7 million of allocated loss on sale of assets associated with the sale of the Permian Properties.

See discussion of production expenses, production taxes, construction contract expenses, depreciation and depletion—oil and natural gas, accretion of asset retirement obligations, loss (gain) on derivative contracts and loss (gain) on sale of assets under “Results by Segment—Exploration and Production Segment,” discussion of cost of sales under “Results by Segment— Drilling and Oil Field Services Segment” and discussion of midstream and marketing and construction contract expense under “Results by Segment—Midstream Services Segment.”

Impairment expense for the year ended December 31, 2013 primarily consists of an $11.1 million impairment of certain drilling assets and a $2.9 million impairment of a corporate asset based on plans to sell these assets in 2013 and 2014. Additionally, impairment expense for the year ended December 31, 2013 includes $12.2 million of impairment on certain midstream pipe inventory, natural gas compressors, gas treating plants and a CO2 compressor station after determining that their future use was limited. Impairment expense for the year ended December 31, 2012 consists primarily of a $235.4 million impairment of goodwill and a $79.3 million impairment of the Company’s gas treating plants and CO2 compression facilities recorded in connection with the completion of the Century Plant. In 2011, the Company recorded an impairment of $2.8 million on certain midstream compressor assets as their future use was determined to be limited. See “Note 8—Impairment” to the Company’s consolidated financial statements in Item 8 of this report for additional information regarding these impairments.

General and administrative expenses decreased $33.8 million, or 14.0% for the year ended December 31, 2013 from 2012, primarily due to decreases of $23.5 million and $12.0 million in legal settlement and acquisition costs, respectively. Additionally, there were decreases in promotional and advertising costs and compensation as a result of corporate cost cutting measures and a decrease in headcount during 2013. These decreases were partially offset by a $20.4 million increase in costs related to a stockholder consent solicitation. General and administrative expenses increased $93.0 million, or 62.6% for the year ended December 31, 2012 from 2011. This increase is due primarily to a $32.3 million increase in compensation costs as a result of an increase in the number of Company employees; a $20.0 million legal settlement, as discussed in “Note 15—Commitments and Contingencies” to the Company’s consolidated financial statements in Item 8 of this report; a $19.6 million increase in legal and consulting fees, including costs associated with stockholder litigation and activism activities; $13.2 million in acquisition costs associated with the oil and natural gas properties located in the Gulf of Mexico that were acquired during the second quarter of 2012; and a $7.1 million increase in advertising expense.

Employee termination benefits of $122.5 million for the year ended December 31, 2013 represent severance costs associated with former Company executives. Of the total employee termination benefits, approximately $99.3 million, including amounts associated with the accelerated vesting of restricted stock awards, were attributable to the Company’s former Chairman and CEO.

Other Income (Expense), Taxes and Net Income Attributable to Noncontrolling Interest

The Company’s other income (expense), taxes and net income attributable to noncontrolling interest for the years ended December 31, 2013, 2012 and 2011 are reflected in the table below.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Other income (expense)
Interest expense	$(270,234)	$(303,349)	$(237,332)
Bargain purchase gain	—	122,696	—
Loss on extinguishment of debt	(82,005)	(3,075)	(38,232)
Other income, net	12,445	4,741	3,122
Total other expense	(339,794)	(178,987)	(272,442)
(Loss) income before income taxes	(508,795)	146,209	156,571
Income tax expense (benefit)	5,684	(100,362)	(5,817)
Net (loss) income	(514,479)	246,571	162,388
Less: net income attributable to noncontrolling interest	39,410	105,000	54,323
Net (loss) income attributable to SandRidge Energy, Inc.	$(553,889)	$141,571	$108,065

Interest expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Interest expense
Interest expense on debt	$275,784	$289,094	$223,461
Amortization of debt issuance costs, discounts and premium	11,127	16,980	13,755
Dynamic Acquisition committed financing fee	—	10,875	—
Loss on interest rate swaps	14	1,189	3,168
Capitalized interest	(16,691)	(14,789)	(3,052)
Total interest expense	$270,234	$303,349	$237,332

Total interest expense decreased $33.1 million for the year ended December 31, 2013 compared to 2012, primarily as a result of a reduction in interest expense associated with the senior notes repurchased and redeemed in 2012 and in the first quarter of 2013, which was partially offset by the incurrence of interest on the senior notes issued in 2012 for the full year of 2013. Interest expense increased $66.0 million for the year ended December 31, 2012 compared to 2011, primarily as a result of issuances of senior notes in 2012 and 2011, partially offset by a reduction in interest expense associated with senior notes repurchased and redeemed in 2012 and 2011. In addition, as a result of the Company electing to issue senior notes to fund the cash portion of the Dynamic Acquisition rather than utilize previously secured committed financing, fees associated with the committed financing of $10.9 million were fully expensed during the year ended December 31, 2012. See “Note 12—Long-Term Debt” to the Company’s consolidated financial statements in Item 8 of this report for additional discussion of the Company’s long-term debt transactions in 2013 and 2012.

The bargain purchase gain recorded during the year ended December 31, 2012 resulted from the excess of net assets acquired over consideration paid in the Dynamic Acquisition in April 2012. The Company was able to acquire Dynamic for less than the estimated fair value of its net assets due to their offshore location resulting in less bidding competition.

In connection with the March 2013 redemption of the Company’s 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018, the Company recognized a loss on extinguishment of debt of $82.0 million for the year ended December 31, 2013. The Company recognized a loss on extinguishment of debt of $3.1 million for the year ended December 31, 2012 in connection with the tender offer to repurchase the Company’s Senior Floating Rate Notes due 2014 (the “Senior Floating Rate Notes”) in August 2012 and recognized a loss on extinguishment of debt of $38.2 million for the year ended December 31, 2011 in connection with the tender offer to repurchase and the redemption of the 8.625% Senior Notes due 2015 in March 2011. The losses on extinguishment represent the premium paid to purchase the notes and the write off of the remaining unamortized debt issuance costs associated with the notes.

The Company reported income tax expense of $5.7 million for the year ended December 31, 2013, primarily related to federal alternative minimum tax (“AMT”) associated with the tax year ended December 31, 2013. The Company recorded a current liability and a corresponding deferred tax asset each in the amount of approximately $3.8 million for the year ended December 31, 2013. As a result of recording this deferred tax asset, the Company increased its valuation allowance against its net deferred tax asset by approximately $3.8 million. Also included in the income tax expense for the year ended December 31, 2013, is $2.4 million of current state income tax, which is partially offset by a reduction to the liability associated with unrecognized tax benefits. Despite incurring federal AMT and state income tax, the Company’s effective tax rate remains low as a result of having a valuation allowance on its net deferred tax asset. The Company reported an income tax benefit of $100.4 million for the year ended December 31, 2012. The benefit was primarily attributable to the release of a portion of the Company’s valuation allowance against its net deferred tax asset during the period. A net deferred tax liability of $100.3 million recorded as a result of the Dynamic Acquisition reduced the Company’s existing net deferred tax asset position, resulting in a corresponding reduction in the valuation allowance against the net deferred tax asset. During the year ended December 31, 2011, the Company completed its valuation of assets acquired and liabilities assumed related to the acquisition of Arena in order to finalize the purchase price allocation. In connection therewith, the Company recorded an additional net deferred tax liability of $7.0 million and released a corresponding portion of its previously recorded valuation allowance resulting in a deferred tax benefit. Also during 2011, the Company filed the final income tax returns for Arena and its subsidiaries resulting in a current tax provision of $0.7 million.

Net income attributable to noncontrolling interest represents the portion of net income attributable to third-party ownership in the Company’s consolidated VIEs and subsidiaries. Net income attributable to noncontrolling interest decreased to $39.4 million for the year ended December 31, 2013 from $105.0 million in 2012 due primarily to the $71.7 million loss on the sale of the Permian Properties attributable to noncontrolling interest during the year ended December 31, 2013. Additionally, losses from changes in fair value recognized on the Royalty Trusts’ derivative contracts in the 2013 period compared to gains from changes in fair value in the 2012 period decreased net income in 2013. These decreases were partially offset by the inclusion of a full year of operating income for 2013 from the Mississippian Trust II, which completed its initial public offering in April 2012, compared to the inclusion of eight months of operating income in 2012. Net income attributable to noncontrolling interest increased to $105.0 million for the year ended December 31, 2012 from $54.3 million in 2011, due primarily to the completion of the Mississippian Trust I, Permian Trust and Mississippian Trust II initial public offerings in April 2011, August 2011 and April 2012, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash on hand, cash flows from operating activities, proceeds from monetizations of assets, borrowings under the senior credit facility, funding commitments from third parties for drilling carries and the issuance of equity and debt securities in the capital markets. As described in Item 1 “Business—2013 Divestiture,” the Company received proceeds of approximately $2.6 billion, including certain post-closing adjustments that were finalized in the third quarter of 2013, for the sale of its Permian Properties in February 2013. Additionally, and as described in Item 1 “Business —2014 Divestiture,” the Company received proceeds of approximately $750.0 million, subject to post-closing adjustments, for the sale of its Gulf Properties in February 2014.

The Company’s primary uses of capital are expenditures related to its oil and natural gas properties, such as costs related to the drilling and completion of wells, including to fulfill its drilling commitments to the Permian Trust and Mississippian Trust II, the acquisition of oil and natural gas properties and other fixed assets, the payment of dividends on its outstanding convertible perpetual preferred stock, interest payments on its outstanding debt and, from time to time, the repayment of long-term debt. The Company maintains access to funds that may be needed to meet capital funding requirements through its senior credit facility.

The Company’s 2014 budget for capital expenditures, including expenditures related to the Company’s drilling programs for the Permian Trust and Mississippian Trust II and net of $205.6 million in drilling carries estimated to be received in 2014, is approximately $1.5 billion. The Company expects to fund its near term capital and debt service requirements and working capital needs with cash on hand ($814.7 million at December 31, 2013), cash flow from operations, proceeds from the sale of the Gulf Properties in 2014 and available borrowing capacity under its $775.0 million senior credit facility, which is undrawn, other than

$29.1 million in letters of credit secured by the senior credit facility that reduce availability on a dollar for dollar basis, at December 31, 2013. The Company has no maturities of long-term debt prior to 2020, and may choose to issue new long-term debt, subject to market availability, as an alternative to borrowing under its senior credit facility. Alternatively, the Company may issue equity or other non-debt securities in the capital markets, depending on market conditions, to address its funding requirements. In the longer term, the Company expects an increasing portion of its funding needs to be covered by increased cash flows from operations, resulting from its drilling program combined with recently implemented cost cutting initiatives, and may issue long-term debt or equity or monetize non-core assets to cover any difference between cash flow from operations and capital needs. Further, the majority of the Company’s capital expenditures is discretionary and could be curtailed if the Company’s cash flows decline from expected levels.

The Company and one of its wholly owned subsidiaries are parties to development agreements with the Permian Trust and Mississippian Trust II that obligate the Company to drill, or cause to be drilled, a specified number of wells within specific areas of mutual interest for each Royalty Trust by March 31, 2016 and December 31, 2016, respectively. The Company fulfilled its drilling obligation to the Mississippian Trust I during the second quarter of 2013. In addition, production targets contained in certain gathering and treating arrangements require the Company to incur capital expenditures or make associated shortfall payments. See additional discussion of these commitments under “Contractual Obligations and Off-Balance Sheet Arrangements.”

A substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, which could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility, which in turn would limit borrowings to fund capital expenditures. The Company may increase or decrease planned capital expenditures depending on oil and natural gas prices and the availability of funding from the sources described above.

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on its cash flows, and while fixed price swap contracts are in place for the majority of expected oil production for 2014, fixed price swap contracts are in place for only a portion of expected oil production for 2015. No fixed price swap contracts are in place for any of the Company’s future oil or natural gas production beyond 2015.

The Company may from time to time seek to retire or purchase its outstanding debt securities through cash purchases and/or exchanges in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

As of December 31, 2013, the Company’s cash and cash equivalents were $814.7 million, including $8.0 million attributable to the Company’s consolidated VIEs which is available to satisfy only obligations of the VIEs. The Company had approximately $3.2 billion in total debt outstanding and $29.1 million in outstanding letters of credit with no amount outstanding under its senior credit facility at December 31, 2013. As of and for the year ended December 31, 2013, the Company was in compliance with applicable covenants under its senior credit facility and outstanding senior fixed rate notes (the, “Senior Fixed Rate Notes”). As of February 25, 2014, the Company’s cash and cash equivalents were approximately $1.4 billion, including $76.4 million attributable to the Company’s consolidated VIEs. Additionally, there was no amount outstanding under the Company’s senior credit facility and $30.0 million in outstanding letters of credit.

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

At December 31, 2013, the Company had a working capital surplus of $308.0 million compared to a deficit of $27.6 million at December 31, 2012. Current assets and current liabilities at December 31, 2012 each included a $255.0 million escrow deposit received in conjunction with the agreement to sell the Permian Properties. This deposit had no impact on working capital at December 31, 2012. Excluding the change in current assets attributable to the escrow deposit, current assets increased $353.9 million at December 31, 2013, compared to current assets at December 31, 2012, primarily due to a $504.9 million increase in cash and cash equivalents. The increase in cash and cash equivalents largely resulted from the receipt of net proceeds from the sale of the Permian Properties in February 2013 after funding the March 2013 redemption of the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018. This increase was partially offset by a $96.3 million decrease in accounts receivable and amounts due from working interest partners as a result of a decrease in drilling activity in areas where third-party working interests in properties were higher due to the sale of the Permian Properties, and a decrease of $58.2 million in the Company’s asset position on its current derivative contracts due to an increase in oil prices compared to December 31, 2012. Excluding the escrow deposit, current liabilities increased $18.4 million at December 31, 2013, compared to current liabilities at December 31, 2012. The increase was primarily due to a $45.9 million increase in accounts payable and accrued expenses as a result of increased drilling activity in the Mid-Continent and costs associated with the Gulf Properties in 2012, and a $19.4 million increase in the net liability position of the Company’s current derivative contracts primarily as a result of an increase in oil prices compared to December 31, 2012. These increases were partially offset by a $31.4 million decrease in the Company’s current asset retirement obligations primarily due to Gulf of Mexico plugging and abandonment obligations settled during 2013 and a $15.5 million decrease in billings and contract loss in excess of costs incurred.

Cash Flows

The Company’s cash flows for the years ended December 31, 2013, 2012 and 2011 are presented in the following table and discussed below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows provided by operating activities	$868,630	$783,160	$458,954
Cash flows provided by (used in) investing activities	1,070,356	(2,555,945)	(902,329)
Cash flows (used in) provided by financing activities	(1,434,089)	1,874,870	645,193
Net increase in cash and cash equivalents	$504,897	$102,085	$201,818

Cash Flows from Operating Activities

The Company’s operating cash flow is primarily influenced by the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces, settlements of derivative contracts, and third-party demand for its drilling rigs and oil field services and the rates it is able to charge for these services. Our cash flows from operating activities are also impacted by changes in working capital.

Net cash provided by operating activities for the year ended December 31, 2013 increased compared to 2012 due in part to an increase in prices received for oil and natural gas production. Also contributing to the increase were changes in operating assets and liabilities during 2013, primarily related to the timing of cash receipts and disbursements. These changes included a decrease in accounts receivable and a decrease in costs in billings and contract loss in excess of costs incurred, which were partially offset by an increase in cash paid to settle the Company’s plugging and abandonment obligations, primarily on Gulf of Mexico properties acquired during the second quarter of 2012.

Net cash provided by operating activities for the year ended December 31, 2012 increased compared to 2011 due primarily to an increase in oil, natural gas and NGL sales as a result of increased oil, natural gas and NGL production, including production from properties located in the Gulf of Mexico that were acquired during the second quarter of 2012, and prices received for oil production and an increase in realized gains on the Company’s commodity derivative contracts, partially offset by an increase in related operating costs.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and natural gas industry.

Cash flows provided by investing activities were $1.1 billion for the year ended December 31, 2013 compared to cash flows used by investing activities of $2.6 billion for the year ended December 31, 2012. The change was due primarily to proceeds received from the sale of the Permian Properties and a decrease in capital expenditures and acquisitions for the year ended December 31, 2013. Proceeds from the sale of assets totaled $2.6 billion in the year ended December 31, 2013 compared to $431.2 million in the same period in 2012. See additional information on capital expenditures below.

Cash flows used in investing activities increased in the year ended December 31, 2012 from 2011 due to the acquisitions of oil and natural gas properties located in the Gulf of Mexico during the second quarter of 2012, and an increase in capital expenditures as a result of the continued development of the Company’s oil properties, primarily in the Mid-Continent. These amounts were partially offset by proceeds from the sale of assets during the year ended December 31, 2012. In 2012, the Company sold working interests to Repsol E&P USA, Inc. and its tertiary recovery properties for combined proceeds of $431.2 million compared to proceeds from the sale of assets in 2011 totaling $859.4 million, primarily from the sale of oil and natural gas properties and working interests to Atinum MidCon I, LLC.

Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Capital expenditures
Exploration and production	$1,319,012	$1,951,490	$1,697,691
Drilling and oil field services	7,125	27,527	25,674
Midstream services	55,706	80,413	38,514
Other	42,040	114,552	54,615
Capital expenditures, excluding acquisitions	1,423,883	2,173,982	1,816,494
Acquisitions	17,028	840,740	34,628
Total	$1,440,911	$3,014,722	$1,851,122

Capital expenditures, excluding acquisitions, decreased for the year ended December 31, 2013 compared to 2012, primarily as a result of an increased focus on capital discipline by the Company’s management. Capital expenditures, excluding acquisitions, increased for the year ended December 31, 2012 compared to 2011, primarily as a result of the continued development of the Company’s oil properties, primarily in the Mid-Continent. Additionally, capital expenditures related to acquisitions increased for the year ended December 31, 2012 as a result of the Dynamic Acquisition in April 2012 and the acquisition of other Gulf of Mexico properties in June 2012.

During the years ended December 31, 2013 and 2012, the Company received approximately $408.0 million and $367.6 million, respectively, relating to Atinum MidCon I, LLC and Repsol E&P USA, Inc.’s drilling carries, which directly offset the Company’s capital expenditures for the respective periods. As of December 31, 2013, Atinum MidCon I, LLC had fully funded its drilling carry commitment and the Company expects the remaining drilling carry for Repsol E&P USA Inc., of $205.6 million at December 31, 2013, to be fully funded during 2014 such that no drilling carry amounts will remain at December 31, 2014.

Cash Flows from Financing Activities

The Company’s financing activities used $1.4 billion in cash for the year ended December 31, 2013 compared to providing $1.9 billion of cash in the same period in 2012. Cash used in financing activities during the 2013 period was primarily comprised of the redemption of $1.1 billion aggregate principal amount of the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018 as well as the premium paid of $62.0 million in connection with the redemption of these notes, $206.5 million in distributions to third-party Royalty Trust unitholders, $55.5 million in dividends paid on the Company’s convertible perpetual preferred stock and $33.0 million in purchases of treasury stock as a result of shares of restricted stock that were traded for taxes.

The Company’s financing activities provided $1.9 billion in cash for the year ended December 31, 2012 compared to $645.2 million for the same period in 2011. Cash provided by financing activities during the 2012 period was primarily comprised of net proceeds of $1.1 billion from the issuance of the 7.5% Senior Notes due 2023 and additional 7.5% Senior Notes due 2021, net proceeds of $730.1 million from the issuance of the 8.125% Senior Notes due 2022, $587.1 million from the issuance of common units by the Mississippian Trust II and $139.4 million of proceeds from the sale of Mississippian Trust I and Permian Trust common units owned by the Company. These proceeds were offset by the $350.0 million purchase and redemption of the Senior Floating Rate Notes, $181.7 million in distributions to third-party Royalty Trust unitholders, $55.5 million in dividends paid on the Company’s convertible perpetual preferred stock and $34.5 million in payments to settle financing derivatives.

Cash provided by financing activities during 2011 was primarily comprised of $880.6 million of net proceeds from the issuance of the 7.5% Senior Notes due 2021 and $917.5 million of net proceeds from the issuance of common units by the Mississippian Trust I and Permian Trust. These amounts were partially offset by the purchase and redemption of $650.0 million aggregate principal amount of the 8.625 % Senior Notes due 2015, as well as the premium paid of $30.3 million in connection with the purchase and redemption of the 8.625% due 2015, $340.0 million of net repayments under the senior credit facility, $60.2 million of noncontrolling interest distributions and $56.7 million of dividends paid on the Company’s convertible perpetual preferred stock.

Indebtedness

Long-term debt consists of the following at December 31, 2013 (in thousands):

8.75% Senior Notes due 2020, net of $5,264 discount	$444,736
7.5% Senior Notes due 2021, including premium of $3,922	1,178,922
8.125% Senior Notes due 2022	750,000
7.5% Senior Notes due 2023, net of $3,751 discount	821,249
Total debt	$3,194,907

The indentures governing the senior notes contain covenants imposing certain restrictions on the Company’s activities, including, but not limited to, limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the year ended December 31, 2013, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

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

At December 31, 2013, the Company had no amount outstanding under the senior credit facility and $29.1 million in outstanding letters of credit, which reduced the availability under the senior credit facility to $745.9 million at December 31, 2013. As of and during the year ended December 31, 2013, the Company was in compliance with all applicable financial covenants under the senior credit facility.

Redemption of Senior Notes. In March 2013, the Company redeemed $365.5 million aggregate principal amount of its 9.875% Senior Notes due 2016 and $750.0 million aggregate principal amount of its 8.0% Senior Notes due 2018 for total consideration of $1,061.34 per $1,000 principal amount and $1,052.77 per $1,000 principal amount, respectively. The premium paid to redeem these notes and the expense incurred to write off the remaining associated unamortized debt issuance costs resulted in a loss on extinguishment of debt of $82.0 million for the year ended December 31, 2013. The redemption was funded by a portion of the proceeds received from the sale of the Permian Properties. As a result of these redemptions in March 2013, the Company was no longer obligated for future interest payments totaling $423.6 million on these senior notes.

For more information about the senior credit facility and Senior Fixed Rate Notes, see “Note 12—Long-Term Debt” to the Company’s consolidated financial statements in Item 8 of this report. For information on the future maturities of the Company’s long-term debt, see the table below under “Contractual Obligations and Off-Balance Sheet Arrangements.”

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had future contractual payment commitments under various agreements which are not recorded in the accompanying consolidated balance sheets.

A summary of the Company’s contractual obligations as of December 31, 2013 is provided in the following table (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations(1)	$5,173,389	$250,313	$500,625	$500,625	$3,921,826
Gas gathering agreement(2)	311,523	42,542	84,606	83,816	100,559
Transportation and throughput agreements	68,507	19,947	23,140	22,630	2,790
Third-party drilling rig agreements(3)	21,389	20,256	1,133	—	—
Asset retirement obligations	424,117	87,063	86,260	65,034	185,760
Operating leases and other(4)	49,835	8,552	10,042	3,433	27,808
Total	$6,048,760	$428,673	$705,806	$675,538	$4,238,743
____________________

(1)	Includes interest on long-term debt.

(2)
Consists of a gas gathering agreement to deliver certain minimum volumes of natural gas to PGC, an unconsolidated variable interest entity. Pursuant to the agreement, the base fee for gathering services can be reduced if certain criteria are met. The amounts above are based on the base fee per the agreement.

(3)
Includes drilling contracts with third-party drilling rig operators at specified day or footage rates and termination fees associated with the Company’s hydraulic fracturing services agreements. All of the Company’s drilling rig contracts contain operator performance conditions that allow for pricing adjustments or early termination for operator nonperformance.

(4)
Includes the Company’s obligation for the employee and employer match contributions to the participants of its non-qualified deferred compensation plan for eligible highly compensated employees who elect to defer income exceeding the IRS annual limitations on qualified 401(k) retirement plans.

In addition to the contractual obligations included in the table above, the Company has a development agreement with each of the Permian Trust and Mississippian Trust II and a treating agreement commitment with Occidental, the future effects of which are not reflected in its consolidated balance sheet at December 31, 2013, and are described below.

Development Agreements with Royalty Trusts. The Company’s development agreements with the Permian Trust and Mississippian Trust II obligate the Company to drill, or cause to be drilled, a specified number of wells within an area of mutual interest for each trust by March 31, 2016 and December 31, 2016, respectively. The Company fulfilled its drilling obligation to the Mississippian Trust I during the second quarter of 2013. The estimated cost to fulfill the drilling obligations remaining at December 31, 2013 totaled approximately $137.0 million.

Treating Agreement Commitment. Under an agreement with Occidental, the Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the agreement period, which ends in 2042. At December 31, 2013, approximately 3,000 Bcf of CO2 remained to be delivered. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met. Additionally, if CO2 volumes delivered by the Company over the term of the agreement do not reach 3,200 Bcf, the Company is obligated to pay Occidental $0.70 per Mcf for such undelivered CO2 volumes at the end of the agreement term in 2042. Based upon natural gas production levels in 2013, the Company accrued $32.7 million for amounts related to the Company’s shortfall in meeting its 2013 annual delivery obligations, which was included in production expenses for the year ended December 31, 2013. Based on current projected natural gas production levels, the Company expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations. Due to the sensitivity of drilling activity to market prices for natural gas, the Company is unable to estimate additional amounts it may be required to pay under the agreement in subsequent periods; however, if natural gas prices remain low, drilling activity will likely remain very limited, which would result in additional shortfall payments in future periods.

Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset in the period ending December 31, 2008. This valuation allowance has been maintained since 2008. See “Note 18—Income Taxes” to the Company’s consolidated financial statements in Item 8 of this report for more discussion on the establishment of the valuation allowance against the Company’s net deferred tax asset.

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

The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of the Permian Properties on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. See “Note 3 - Acquisitions and Divestitures” to the Company’s consolidated financial statements in Item 8 of this report for discussion of the sale of the Permian Properties. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the quarter ended March 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended December 31, 2013. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.

In recent years, the Company has experienced significant earnings volatility due to substantial changes in the market price of natural gas. In 2008, the Company’s earnings were primarily derived from natural gas sales and during 2008 the market price of natural gas began a steep decline. Since 2008, natural gas prices have remained relatively low, although there has been a slight upward trend since early 2012. As a result of a shift in strategy, the Company’s revenues are now primarily derived from oil, the price of which has experienced a greater recovery since 2008 than that of natural gas. The Company continues to take additional steps to further ensure stockholder value and future profitability.

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

In determining whether to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ending December 31, 2013, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company’s net deferred tax asset at December 31, 2013 was $702.7 million.

Additionally, at December 31, 2013, the Company has valuation allowances totaling $50.8 million against specific deferred tax assets for which management has determined it is more likely than not that such deferred tax assets will not be realized for various reasons. The valuation allowance against these specific deferred tax assets would not be impacted by the foregoing discussion.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s financial statements requires the Company to make assumptions and prepare estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and various other assumptions that the Company believes are reasonable; however, actual results may differ significantly. Estimates of oil, natural gas and NGL reserves and their values, future production rates and future costs and expenses are inherently uncertain for numerous reasons, including many factors beyond the Company’s control. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, prevailing commodity prices, operating costs and other factors. These revisions may be material and could materially affect the Company’s future depletion, depreciation and amortization expenses. The Company’s critical accounting policies and additional information on significant estimates used by the Company are discussed below. See “Note 1—Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in Item 8 of this report for additional discussion of the Company’s significant accounting policies.

Derivative Financial Instruments. To manage risks related to fluctuations in prices attributable to its expected oil and natural gas production, the Company enters into oil and natural gas derivative contracts. The Company may also, from time to time, enter into interest rate swaps in order to manage risk associated with its exposure to variable interest rates.

The Company recognizes its derivative instruments as either assets or liabilities at fair value with changes in fair value recognized in earnings unless designated as a hedging instrument with specific hedge accounting criteria having been met. The Company has elected not to designate price risk management activities as accounting hedges under applicable accounting guidance, and, accordingly, accounts for its commodity derivative contracts at fair value with changes in fair value reported currently in earnings. The Company nets derivative assets and liabilities whenever it has a legally enforceable master netting agreement with the counterparty to a derivative contract. The related cash flow impact of the Company’s derivative activities are reflected as cash flows from operating activities unless the derivative contract contains a significant financing element, in which case, cash settlements are classified as cash flows from financing activities in the consolidated statement of cash flows.

Fair values of commodity derivative financial instruments are determined primarily by using discounted cash flow calculations or option pricing models, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be corroborated from active markets. Estimates of future prices are based upon published forward commodity price curves for oil and natural gas instruments. Valuations also incorporate adjustments for the nonperformance risk of the Company or its counterparties, as applicable.

Fair value of interest rate swap financial instruments is estimated primarily by using discounted cash flow calculations based upon forward interest rate yields, which is the most significant variable input. These estimates of future yields are based upon utilizing forward curves such as the London Interbank Offered Rate (“LIBOR”) provided by third parties. Valuations also incorporate adjustments for the nonperformance risk of the Company or its counterparty, as applicable.

Proved Reserves. Approximately 86.1% of the Company’s reserves were estimated by independent petroleum engineers for the year ended December 31, 2013. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data, and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. For the years ended December 31, 2013, 2012 and 2011, the Company revised its proved reserves from prior years’ reports by approximately (19.2) MMBoe, (112.0) MMBoe and (36.8) MMBoe, respectively, due to market prices during or at the end of the applicable period, production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries. Estimates of proved reserves are key components of the Company’s most significant financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation and depletion expenses.

Method of Accounting for Oil and Natural Gas Properties. The Company’s business is subject to accounting rules that are unique to the oil and natural gas industry. There are two allowable methods of accounting for oil and natural gas business activities: the successful efforts method and the full cost method. The Company uses the full cost method to account for its oil and natural gas properties. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Exploration and development costs include dry well costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil, natural gas and NGL reserves. Amortization of oil and natural gas properties is calculated using the unit-of-production method based on estimated proved oil, natural gas and NGL reserves. Sales and abandonments of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustments would significantly alter the relationship between capitalized costs and proved oil, natural gas and NGL reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the proved reserve quantities of a cost center.

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

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties, net of accumulated depreciation, depletion and impairment, less related deferred income taxes, may not exceed an amount equal to the present value of future net revenues from proved oil, natural gas and NGL reserves, discounted at 10% per annum, plus the lower of cost or fair value of unproved properties, plus estimated salvage value, less related tax effects (the “ceiling limitation”). The Company calculates its full cost ceiling limitation using the 12-month average oil and natural gas prices for the most recent 12 months as of the balance sheet date and adjusted for basis or location differential, held constant over the life of the reserves. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down is not reversible at a later date. There were no full cost ceiling impairments recorded during the years ended December 31, 2013, 2012 or 2011.

Unproved Properties. The balance of unproved properties consists primarily of costs to acquire unproved acreage. These costs are initially excluded from the Company’s amortization base until it is known whether proved reserves will or will not be assigned to the property. The Company assesses all properties, on an individual basis or as a group if properties are individually insignificant, classified as unproved on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization. Costs of seismic data are allocated to various unproved leaseholds and transferred to the amortization base with the associated leasehold costs on a specific project basis. The Company estimates that substantially all of its costs classified as unproved as of the balance sheet date will be evaluated and transferred within a 10-year period from the date of acquisition, contingent on the Company’s capital expenditures and drilling program.

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

See “Note 8—Impairment” to the Company’s consolidated financial statements in Item 8 of this report for a discussion of the Company’s impairments.

Goodwill. In conjunction with its acquisition of Arena, the Company recorded goodwill equal to the excess of the consideration paid over the fair value of identifiable net assets acquired. In December 2012, the Company entered into an agreement to sell the Permian Properties, which the Company determined to be a triggering event to evaluate goodwill for impairment. As such, an impairment test was performed as of December 31, 2012. Primarily as a result of a decrease in the Company’s probable reserves as of December 31, 2012, which is one of the significant components in the determination of the fair value of the reporting unit, the carrying value of the reporting unit exceeded the fair value. Probable reserves used in the reporting unit fair value calculation decreased due to their reclassification to possible reserves as a result of the Company’s year- end evaluation of drilling results across its acreage in the Mississippian formation. Possible reserves are not included in the fair value calculation of the reporting unit. The Company performed step two of the impairment test which indicated the carrying value of goodwill was fully impaired. As a result, the Company recorded an impairment of the full carrying amount of goodwill of $235.4 million at December 31, 2012.

Asset Retirement Obligations. Asset retirement obligations represent the estimate of fair value of the cost to plug, abandon and remediate the Company’s wells at the end of their productive lives, in accordance with applicable federal and state laws. The Company estimates the fair value of an asset’s retirement obligation in the period in which the liability is incurred, if a reasonable estimate can be made. Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. The Company employs a present value technique to estimate the fair value of an asset retirement obligation, which reflects certain assumptions and requires significant judgment, including an inflation rate, its credit-adjusted, risk-free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability based on third-party quotes and current actual costs. Inherent in the present value calculation rates are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability.

Revenue Recognition and Natural Gas Balancing. Oil, natural gas and NGL revenues are recorded when title of production sold passes to the customer, net of royalties, discounts and allowances, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from such revenues and included in production tax expense in the consolidated statement of operations.

The Company accounts for natural gas production imbalances using the sales method, whereby it recognizes revenue on all natural gas sold to its customers notwithstanding the fact that its ownership may be less than 100% of the natural gas sold. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves.

The Company accounted for its two construction contracts, discussed in “Note 11—Construction Contracts” to the Company’s consolidated financial statements in Item 8 of this report, using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed and assets have been transferred. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Contract losses are recorded at the time it is determined that a loss will be incurred. The contract loss on the Century Plant construction contract was recorded as a development cost within the Company’s oil and natural gas properties as part of the full cost pool. Contract gains, if any, are recorded upon substantial completion of the construction project.
The Company recognizes revenues and expenses generated from daywork and footage drilling contracts as the services are performed as the Company does not bear the risk of completion of the well. The Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one location to another are recognized at the time mobilization services are performed.

In general, natural gas purchased and sold by the midstream business is priced at a published daily or monthly index price. Sales to wholesale customers typically incorporate a premium for managing their transmission and balancing requirements. Revenues are recognized upon delivery of natural gas to customers and/or when services are rendered, pricing is determined and collectability is reasonably assured. Revenues from third-party midstream services are presented on a gross basis, since the Company acts as a principal by taking ownership of the natural gas purchased and taking responsibility of fulfillment for natural gas volumes sold.

Income Taxes. Deferred income taxes are recorded for temporary differences between financial statement and income tax basis. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax basis. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. As of December 31, 2013, the Company continued to have a full valuation allowance against its net deferred tax asset. The valuation allowance serves to reduce the tax benefits recognized from the net deferred tax asset to an amount that is more likely than not to be realized based on the weight of all available evidence.

Variable Interest Entities. An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-

substantive voting interests. The Company consolidates a VIE when it has determined it is the primary beneficiary, which requires significant judgment. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE and the significance of the variable interest, the Company performs a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements. In addition to the VIEs that the Company consolidates, the Company also holds a variable interest in another VIE that is not consolidated as it was determined that the Company is not the primary beneficiary. The Company monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See “Note 4—Variable Interest Entities” to the Company’s consolidated financial statements in Item 8 of this report for a discussion of the Company’s VIEs.

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

In estimating the fair values of assets acquired and liabilities assumed, the Company makes various assumptions. The most significant assumptions related to the estimated fair values assigned to proved and unproved oil and natural gas properties. To estimate the fair values of these properties, the Company prepares estimates of oil, natural gas and NGL reserves and applies a discount for reserve categories based on industry factors applicable to each acquisition. The prices utilized in the reserves estimates are based upon forward commodity strip prices. Future cash flows are discounted using an industry weighted average cost of capital rate. Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. See “Note 3—Acquisitions and Divestitures” to the Company’s consolidated financial statements in Item 8 of this report for a discussion of the Company’s acquisitions.

New Accounting Pronouncements. For a discussion of recently adopted accounting standards and recent accounting standards not yet adopted, see “Note 1—Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in Item 8 of this report.

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

Commodity Price Risk. The Company’s most significant market risk relates to the prices it receives for its oil, natural gas and NGL production. Due to the historical price volatility of these commodities, the Company periodically has entered into, and expects in the future to enter into, derivative arrangements for the purpose of reducing the variability of oil and natural gas prices the Company receives for its production. From time to time, the Company enters into commodity pricing derivative contracts for a portion of its anticipated oil and natural gas production volumes depending upon management’s view of opportunities under the then-prevailing current market conditions. The Company’s senior credit facility limits its ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves.

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At December 31, 2013, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

The Company’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month or quarter of the contract period. The Company’s three-way oil collars are settled based upon the arithmetic average of NYMEX oil prices during the calculation period for the relevant contract. The Company’s natural gas fixed price swap transactions are settled based upon the NYMEX prices on the final commodity business day for the relevant contract, and the Company’s natural gas collars are settled based upon the NYMEX prices on the penultimate commodity business day for the relevant contract. Settlement for oil derivative contracts occurs in the succeeding month or quarter and natural gas derivative contracts are settled in the production month or quarter.

At December 31, 2013, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
January 2014 — December 2014	8,813	$92.98
January 2015 — December 2015	7,979	$86.13

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
January 2014 — December 2014	35,490	$4.20

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
January 2014 — December 2014	8,213	$70.00	$90.20	$100.00
January 2015 — December 2015	2,920	$73.13	$90.82	$103.13

Natural Gas Collars

	Notional (MMcf)	Collar Range
January 2014 — December 2014	937	$4.00	—	$7.78
January 2015 — December 2015	1,010	$4.00	—	$8.55

Because the Company has not designated any of its derivative contracts as hedges for accounting purposes, changes in fair values of the Company’s derivative contracts are recognized as gains and losses in current period earnings. As a result, the Company’s current period earnings may be significantly affected by changes in the fair value of its commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price.

The Company recorded loss (gain) on commodity derivative contracts of $47.1 million, $(241.4) million and $(44.1) million for the years ended December 31, 2013, 2012 and 2011, respectively, which includes net cash (receipts) payments upon contract settlement of $(3.2) million, $(100.7) million and $37.6 million, respectively. For the year ended December 31, 2013, $29.6 million of cash payments related to early settlements of commodity derivative contracts as a result of the sale of the Permian Properties. For the year ended December 31, 2012, the gain on commodity derivative contracts is net of a non-cash loss of $117.1 million resulting from the amendment of certain 2012 derivative contracts to contracts maturing in 2014 and 2015.

See “Note 13—Derivatives” to the Company’s consolidated financial statements in Item 8 of this report for additional information regarding the Company’s commodity derivatives.

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

A default by the Company under its senior credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of December 31, 2013, the majority of the Company’s open derivative contracts are with counterparties that share in the collateral supporting the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its derivative contracts. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and Mississippian Trust II have each given the counterparties to such contracts a lien on their royalty interests. See “Note 4—Variable Interest Entities” to the Company’s consolidated financial statements in Item 8 of this report for additional information on the Permian Trust’s and Mississippian Trust II’s derivative contracts.

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

Interest Rate Risk. The Company is exposed to interest rate risk on its long-term fixed rate debt and will be exposed to variable interest rates if it draws on its senior credit facility. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as the Company’s interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the LIBOR and the federal funds rate. The Company had no outstanding variable rate debt as of December 31, 2013.

Prior to its maturity on April 1, 2013, the Company had a $350.0 million notional interest rate swap agreement, which effectively fixed the variable interest rate on the Senior Floating Rate Notes at an annual rate of 6.69% for periods prior to their repurchase and redemption in the third quarter of 2012. The interest rate swap was not designated as a hedge.

The Company recorded a loss on its interest rate swaps of $0.01 million, $1.2 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in interest expense in the consolidated statements of operations. Included in the loss for the years ended December 31, 2013, 2012 and 2011 are cash payments upon contract settlement of $2.4 million, $9.2 million and $9.4 million, respectively.

Item 8.        Financial Statements and Supplementary Data

The Company’s consolidated financial statements required by this item are included in this report beginning on page F-1.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2014: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2014: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2014: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2014: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 30, 2014.

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
(3)Exhibits

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on our evaluation using criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992), our management concluded, that as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ JAMES D. BENNETT	/s/ EDDIE M. LEBLANC
James D. Bennett President and Chief Executive Officer	Eddie M. LeBlanc Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SandRidge Energy, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of SandRidge Energy, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Tulsa, Oklahoma
February 28, 2014

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$814,663	$309,766
Accounts receivable, net	349,218	445,506
Derivative contracts	12,779	71,022
Costs in excess of billings and contract loss	4,079	11,229
Prepaid expenses	39,253	31,319
Restricted deposit	—	255,000
Other current assets	21,831	19,043
Total current assets	1,241,823	1,142,885
Oil and natural gas properties, using full cost method of accounting
Proved (includes development and project costs excluded from amortization of $45.6 million and $72.4 million at December 31, 2013 and 2012, respectively)	10,972,816	12,262,921
Unproved	531,606	865,863
Less: accumulated depreciation, depletion and impairment	(5,762,969)	(5,231,182)
	5,741,453	7,897,602
Other property, plant and equipment, net	566,222	582,375
Derivative contracts	14,126	23,617
Other assets	121,171	144,252
Total assets	$7,684,795	$9,790,731

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc., and Subsidiaries
Consolidated Balance Sheets—Continued

	December 31,
	2013	2012
	(In thousands, except per share data)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$812,488	$766,544
Billings and contract loss in excess of costs incurred	—	15,546
Derivative contracts	34,267	14,860
Asset retirement obligations	87,063	118,504
Deposit on pending sale	—	255,000
Total current liabilities	933,818	1,170,454
Long-term debt	3,194,907	4,301,083
Derivative contracts	20,564	59,787
Asset retirement obligations	337,054	379,906
Other long-term obligations	22,825	17,046
Total liabilities	4,509,168	5,928,276
Commitments and contingencies (Note 15)
Equity
SandRidge Energy, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at December 31, 2013 and 2012; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at December 31, 2013 and 2012; aggregate liquidation preference of $200,000	2	2
7.0% Convertible perpetual preferred stock; 3,000 shares issued and outstanding at December 31, 2013 and 2012; aggregate liquidation preference of $300,000	3	3
Common stock, $0.001 par value, 800,000 shares authorized; 491,609 issued and 490,290 outstanding at December 31, 2013 and 491,578 issued and 490,359 outstanding at December 31, 2012	483	476
Additional paid-in capital	5,298,301	5,233,019
Additional paid-in capital—stockholder receivable	(3,750)	(5,000)
Treasury stock, at cost	(8,770)	(8,602)
Accumulated deficit	(3,460,462)	(2,851,048)
Total SandRidge Energy, Inc. stockholders’ equity	1,825,810	2,368,853
Noncontrolling interest	1,349,817	1,493,602
Total equity	3,175,627	3,862,455
Total liabilities and equity	$7,684,795	$9,790,731

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$1,820,278	$1,759,282	$1,226,794
Drilling and services	66,586	116,633	103,298
Midstream and marketing	58,304	40,486	66,690
Construction contract	23,349	796,323	—
Other	14,871	18,241	18,431
Total revenues	1,983,388	2,730,965	1,415,213
Expenses
Production	516,427	477,154	322,877
Production taxes	32,292	47,210	46,069
Cost of sales	57,118	68,227	65,654
Midstream and marketing	53,644	39,669	66,007
Construction contract	23,349	796,323	—
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246
Depreciation and amortization—other	62,136	60,805	53,630
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	26,280	316,004	2,825
General and administrative	207,920	241,682	148,643
Employee termination benefits	122,505	—	—
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Loss (gain) on sale of assets	399,086	3,089	(2,044)
Total expenses	2,152,389	2,405,769	986,200
(Loss) income from operations	(169,001)	325,196	429,013
Other income (expense)
Interest expense	(270,234)	(303,349)	(237,332)
Bargain purchase gain	—	122,696	—
Loss on extinguishment of debt	(82,005)	(3,075)	(38,232)
Other income, net	12,445	4,741	3,122
Total other expense	(339,794)	(178,987)	(272,442)
(Loss) income before income taxes	(508,795)	146,209	156,571
Income tax expense (benefit)	5,684	(100,362)	(5,817)
Net (loss) income	(514,479)	246,571	162,388
Less: net income attributable to noncontrolling interest	39,410	105,000	54,323
Net (loss) income attributable to SandRidge Energy, Inc.	(553,889)	141,571	108,065
Preferred stock dividends	55,525	55,525	55,583
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(609,414)	$86,046	$52,482
(Loss) earnings per share
Basic	$(1.27)	$0.19	$0.13
Diluted	$(1.27)	$0.19	$0.13
Weighted average number of common shares outstanding
Basic	481,148	453,595	398,851
Diluted	481,148	456,015	406,645

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2010	7,650	$8	406,360	$398	$4,528,912	$(3,547)	$(2,989,576)	$11,288	$1,547,483
Issuance of units by royalty trusts	—	—	—	—	—	—	—	917,528	$917,528
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(60,200)	(60,200)
Issuance of convertible perpetual preferred stock, net	—	—	—	—	(231)	—	—	—	(231)
Purchase of treasury stock	—	—	—	—	—	(10,834)	—	—	(10,834)
Retirement of treasury stock	—	—	—	—	(10,834)	10,834	—	—	—
Stock purchase—retirement plans, net of distributions	—	—	(405)	—	3,179	(2,611)	—	—	568
Stock-based compensation	—	—	—	—	47,778	—	—	—	47,778
Stock-based compensation excess tax benefit	—	—	—	—	53	—	—	—	53
Issuance of restricted stock awards, net of cancellations	—	—	5,998	1	(1)	—	—	—	—
Net income	—	—	—	—	—	—	108,065	54,323	162,388
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(55,583)	—	(55,583)
Balance at December 31, 2011	7,650	8	411,953	399	4,568,856	(6,158)	(2,937,094)	922,939	2,548,950
Issuance of units by royalty trusts	—	—	—	—	—	—	—	587,086	587,086
Sale of royalty trust units	—	—	—	—	79,056	—	—	60,304	139,360
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(181,727)	(181,727)
Issuance of common stock in acquisition	—	—	73,962	74	542,064	—	—	—	542,138
Purchase of treasury stock	—	—	—	—	—	(11,312)	—	—	(11,312)
Retirement of treasury stock	—	—	—	—	(11,312)	11,312	—	—	—
Stock purchase—retirement plans, net of distributions	—	—	(345)	—	2,146	(2,444)	—	—	(298)
Stock-based compensation	—	—	—	—	47,228	—	—	—	47,228
Stock-based compensation excess tax benefit	—	—	—	—	(16)	—	—	—	(16)
Issuance of restricted stock awards, net of cancellations	—	—	4,789	3	(3)	—	—	—	—
Net income	—	—	—	—	—	—	141,571	105,000	246,571
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(55,525)	—	(55,525)
Balance at December 31, 2012	7,650	8	490,359	476	5,228,019	(8,602)	(2,851,048)	1,493,602	3,862,455
Sale of royalty trust units	—	—	—	—	7,289	—	—	21,696	28,985
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(206,470)	(206,470)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	1,579	1,579
Purchase of treasury stock	—	—	—	—	—	(30,126)	—	—	(30,126)
Retirement of treasury stock	—	—	—	—	(30,126)	30,126	—	—	—
Stock purchase—retirement plans, net of distributions	—	—	(99)	—	(267)	(168)	—	—	(435)
Stock-based compensation	—	—	—	—	88,397	—	—	—	88,397
Stock-based compensation excess tax benefit	—	—	—	—	(4)	—	—	—	(4)
Payment received on shareholder receivable	—	—	—	—	1,250	—	—	—	1,250
Issuance of restricted stock awards, net of cancellations	—	—	30	7	(7)	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(553,889)	39,410	(514,479)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(55,525)	—	(55,525)
Balance at December 31, 2013	7,650	$8	490,290	$483	$5,294,551	$(8,770)	$(3,460,462)	$1,349,817	$3,175,627

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(514,479)	$246,571	$162,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	629,868	628,834	370,876
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	26,280	316,004	2,825
Debt issuance costs amortization	10,091	14,388	11,372
Amortization of discount, net of premium, on long-term debt	1,036	2,592	2,383
Bargain purchase gain	—	(122,696)	—
Loss on extinguishment of debt	82,005	3,075	38,232
Deferred income tax provision (benefit)	3,842	(100,288)	(6,986)
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Cash (paid) received on settlement of derivative contracts	(5,879)	125,932	(53,536)
Loss (gain) on sale of assets	399,086	3,089	(2,044)
Stock-based compensation	85,270	42,795	38,684
Other	3,929	1,387	5,834
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	90,048	(141,534)	(61,645)
Costs in excess of billings and contract loss, net	(8,396)	(89,003)	(11,013)
Prepaid expenses	(7,934)	(5,952)	(4,359)
Other current assets	810	(1,586)	1,432
Other assets and liabilities, net	5,777	34,447	(35,773)
Accounts payable and accrued expenses	116,999	121,889	51,522
Asset retirement obligations	(133,623)	(84,361)	(16,531)
Net cash provided by operating activities	868,630	783,160	458,954
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(1,496,731)	(2,146,372)	(1,727,106)
Acquisitions of assets	(17,028)	(840,740)	(34,628)
Proceeds from sale of assets	2,584,115	431,167	859,405
Net cash provided by (used in) investing activities	1,070,356	(2,555,945)	(902,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	1,850,344	2,033,000
Repayments of borrowings	(1,115,500)	(366,029)	(2,130,293)
Premium on debt redemption	(61,997)	(844)	(30,338)
Debt issuance costs	(91)	(48,538)	(20,326)
Proceeds from issuance of royalty trust units	—	587,086	917,528
Proceeds from the sale of royalty trust units	28,985	139,360	—
Noncontrolling interest distributions	(206,470)	(181,727)	(60,200)
Noncontrolling interest contributions	1,579	—	—
Proceeds from issuance of convertible perpetual preferred stock, net	—	—	(231)
Stock-based compensation excess tax benefit	(4)	(16)	53
Purchase of treasury stock	(32,976)	(14,723)	(13,796)
Dividends paid—preferred	(55,525)	(55,525)	(56,742)
Cash received on shareholder receivable	1,250	—	—
Cash received (paid) on settlement of financing derivative contracts	6,660	(34,518)	6,538
Net cash (used in) provided by financing activities	(1,434,089)	1,874,870	645,193
NET INCREASE IN CASH AND CASH EQUIVALENTS	504,897	102,085	201,818
CASH AND CASH EQUIVALENTS, beginning of year	309,766	207,681	5,863
CASH AND CASH EQUIVALENTS, end of year	$814,663	$309,766	$207,681

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Business. SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent region of the United States. The Company owns and operates additional interests in west Texas and owned interests in the Gulf of Mexico and Gulf Coast until February 2014, as discussed in Note 21. The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including gas gathering and processing facilities, marketing operations, a saltwater disposal system, an electrical transmission system and a drilling rig and related oil field services business.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Noncontrolling interest represents third-party ownership interests in the Company’s subsidiaries and consolidated VIEs and is included as a component of equity in the consolidated balance sheet and consolidated statement of changes in equity. All significant intercompany accounts and transactions have been eliminated in consolidation.
Variable Interest Entities. An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has determined it is the primary beneficiary, which requires significant judgment. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE and the significance of the variable interest, the Company performs a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements. In addition to the VIEs that the Company consolidates, the Company also holds a variable interest in another VIE that is not consolidated as it was determined that the Company is not the primary beneficiary. The Company monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 4 for discussion of the Company’s significant associated VIEs.
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
The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and NGL reserves; cash flow estimates used in impairment tests of long-lived assets; depreciation, depletion and amortization; asset retirement obligations; assignments of fair value and allocations of purchase price in connection with business combinations; determinations of significant alterations to the full cost pool and related estimates of fair value for allocations of divested oil and natural gas properties that result in substantial economic differences between the properties divested and the properties remaining; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. Although management believes these estimates are reasonable, actual results could differ significantly.
Cash and Cash Equivalents. The Company considers all highly-liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period.
Accounts Receivable, Net. The Company has receivables for sales of oil, natural gas and NGLs, as well as receivables related to the exploration, production and treating services for oil and natural gas. An allowance for doubtful accounts has been established based on management’s review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables and other subjective factors. Accounts receivable are charged against the allowance, upon approval by management, when they are deemed uncollectible. Refer to Note 6 for further information on the Company’s accounts receivable and allowance for doubtful accounts.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Fair Value of Non-financial Assets and Liabilities. The Company also applies fair value accounting guidance to initially, or as events dictate, measure non-financial assets and liabilities such as those obtained through business acquisitions, property, plant and equipment and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. Under the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and natural gas production or other applicable sales estimates, operational costs and a risk-adjusted discount rate. The Company may use the present value of estimated future cash inflows and/or outflows or third-party offers to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy discussed in Note 5.
Derivative Financial Instruments. To manage risks related to fluctuations in prices attributable to its expected oil and natural gas production, the Company enters into oil and natural gas derivative contracts. The Company may also, from time to time, enter into interest rate swaps in order to manage risk associated with its exposure to variable interest rates.
The Company recognizes its derivative instruments as either assets or liabilities at fair value with changes in fair value recognized in earnings unless designated as a hedging instrument with specific hedge accounting criteria having been met. The Company has elected not to designate price risk management activities as accounting hedges under applicable accounting guidance, and, accordingly, accounts for its commodity derivative contracts at fair value with changes in fair value reported currently in earnings. The Company nets derivative assets and liabilities whenever it has a legally enforceable master netting agreement with the counterparty to a derivative contract. The related cash flow impact of the Company’s derivative activities are reflected as cash flows from operating activities unless the derivative contract contains a significant financing element, in which case, cash settlements are classified as cash flows from financing activities in the consolidated statement of cash flows. See Note 13 for further discussion of the Company’s derivatives.

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of all unproved properties and internal costs directly related to the Company’s acquisition, exploration and development activities and capitalized interest. The Company capitalized internal costs of $74.7 million, $61.3 million and $37.1 million to the full cost pool in 2013, 2012 and 2011, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.
Costs associated with unproved properties are excluded from the amortizable cost base until a determination has been made as to the existence of proved reserves. Unproved properties are reviewed at the end of each quarter to determine whether the costs incurred should be reclassified to the full cost pool and, thereby, subjected to amortization. The costs associated with unproved properties relate primarily to costs to acquire unproved acreage. Unproved leasehold costs are transferred to the amortization base with the costs of drilling the related well upon determination of the existence of proved reserves or upon impairment of a lease. All items classified as unproved property are assessed, on an individual basis or as a group if properties are individually insignificant, on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization. Costs of seismic data are allocated to various unproved leaseholds and transferred to the amortization base with the associated leasehold costs on a specific project basis.
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
The ceiling limitation calculation is prepared using the 12-month oil and natural gas average price for the most recent 12 months as of the balance sheet date and as adjusted for basis or location differentials, held constant over the life of the reserves (“net wellhead prices”). If applicable, these net wellhead prices would be further adjusted to include the effects of any fixed price arrangements for the sale of oil and natural gas. Derivative contracts that qualify and are designated as cash flow hedges are included in estimated future cash flows, although the Company historically has not designated any of its derivative contracts as cash flow hedges and has therefore not included its derivative contracts in estimating future cash flows. The future cash outflows associated with future development or abandonment of wells are included in the computation of the discounted present value of future net revenues for purposes of the ceiling limitation calculation.
Sales and abandonments of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustments would significantly alter the relationship between capitalized costs and proved oil, natural gas and NGL reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the proved reserve quantities of a cost center.
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
Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. During 2013, 2012 and 2011, interest of approximately $11.7 million, $10.1 million and $1.0 million, respectively, was capitalized on unproved properties that were not currently being depreciated or depleted and on which exploration activities were in progress. Additionally, interest of $4.9 million, $4.7 million and $2.0 million was capitalized in 2013, 2012 and 2011, respectively, on midstream and corporate assets which were under construction.
Debt Issuance Costs. The Company amortizes debt issuance costs related to its long-term debt as interest expense over the scheduled maturity period of the related debt. The Company includes unamortized debt issuance costs in other assets in the consolidated balance sheet. Upon retirement of debt, any unamortized costs are written off and included in the determination of the gain or loss on extinguishment of debt.
Restricted Deposits. Restricted deposits represent bank trust and escrow accounts required by the Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement, surety bond underwriters, purchase agreements or other settlement agreements to satisfy the Company’s eventual responsibility to plug and abandon wells and remove structures when certain offshore fields are no longer in use. Such restricted deposits are included in other assets in the accompanying consolidated balance sheets.
Restricted deposits may also include escrow deposits received on pending sales of oil and natural gas properties. Amounts are considered restricted until the transaction closes. In December 2012, the Company entered into an agreement to sell all of its oil and natural gas properties in the Permian Basin in west Texas, excluding the assets attributable to SandRidge Permian Trust’s (the “Permian Trust”) area of mutual interest (the “Permian Properties”), and received a $255.0 million deposit. At December 31, 2012, this deposit was included in current assets and current liabilities in the accompanying consolidated balance sheets as the sale did not close until February 2013. See Note 3 for further discussion of the sale of the Permian Properties.
Goodwill. In conjunction with its acquisition of Arena Resources, Inc. (“Arena”) in 2010, the Company recorded goodwill equal to the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill was assigned to the Company’s exploration and production segment and was not deductible for income tax purposes.

Entry by the Company in December 2012 into an agreement to sell the Permian Properties was determined to be a triggering event. As such, an impairment test was performed as of December 31, 2012, resulting in the full impairment of goodwill. See Note 8 for further discussion of the goodwill impairment test performed.
Investments. Investments in marketable equity securities have been designated as available for sale and measured at fair value pursuant to the fair value option which requires unrealized gains and losses be reported in earnings.
Asset Retirement Obligations. The Company owns oil and natural gas properties that require expenditures to plug, abandon and remediate wells at the end of their productive lives, in accordance with applicable federal and state laws. Liabilities for these asset retirement obligations are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired) at the estimated present value at the asset’s inception, with the offsetting increase to property cost. These property costs are depreciated on a unit-of-production basis within the full cost pool. The liability accretes each period until it is settled or the well is sold, at which time the liability is removed. Both the accretion and the depreciation are included in the consolidated statement of operations. The Company determines its asset retirement obligations by calculating the present value of estimated expenses related to the liability. Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. Inherent in the present value calculation rates are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. See Note 14 for further discussion of the Company’s asset retirement obligations.
In certain instances, the Company is required to maintain deposits to escrow accounts for future plugging and abandonment obligations. See Restricted Deposits discussed above.
Revenue Recognition and Natural Gas Balancing. Sales of oil, natural gas and NGLs are recorded when title of oil, natural gas and NGL production passes to the customer, net of royalties, discounts and allowances, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from such revenues and included in production tax expense in the consolidated statement of operations.
The Company accounts for natural gas production imbalances using the sales method, whereby it recognizes revenue on all natural gas sold to its customers notwithstanding the fact that its ownership may be less than 100% of the natural gas sold. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has recorded a liability for natural gas imbalance positions related to natural gas properties with insufficient proved reserves of $2.6 million and $3.6 million at December 31, 2013 and 2012, respectively. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheet.
The Company accounted for its two construction contracts, discussed in Note 11, using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed and assets have been transferred. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Contract losses are recorded at the time it is determined that a loss will be incurred. The contract loss on the Century Plant construction contract was recorded as a development cost within the Company’s full cost pool. Contract gains, if any, are recorded upon substantial completion of the construction project.
The Company recognizes revenues and expenses generated from daywork and footage drilling contracts as the services are performed as the Company does not bear the risk of completion of the well. The Company may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one location to another are recognized at the time mobilization services are performed.
In general, natural gas purchased and sold by the midstream business is priced at a published daily or monthly index price. Sales to wholesale customers typically incorporate a premium for managing their transmission and balancing requirements. Midstream services revenues are recognized upon delivery of natural gas to customers and/or when services are rendered, pricing is determined and collectability is reasonably assured. Revenues from third-party midstream services are presented on a gross basis, since the Company acts as a principal by taking ownership of the natural gas purchased and taking responsibility of fulfillment for natural gas volumes sold.
Stock-Based Compensation. The Company grants restricted stock awards to members of its Board of Directors (the “Board”) and its employees. Such awards and the related stock-based compensation cost are measured based on the calculated fair value of the award on the grant date. The expense, net of estimated forfeitures, is recognized on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. To the extent stock-based compensation cost relates to employees directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Amounts not capitalized are recognized as general and administrative expense, production expense, cost of sales and midstream and marketing expense in the consolidated statement of operations. The related excess tax benefit received upon vesting of restricted stock, if any, is reflected in the consolidated statement of cash flows as a financing activity. The related excess tax expense due upon vesting of restricted stock, if any, is reflected in the consolidated statement of cash flows as an operating activity.
Performance Unit Compensation. The Company awards performance units, which contain a market-based performance component and will be settled in cash upon vesting, to certain members of senior management. The Company recognizes a liability and expense for performance unit compensation for the portion earned over the requisite service period in an amount equal to the fair value of the performance units granted. Changes in the fair value of the units for which service has been met are recognized as compensation expense with a corresponding adjustment to the liability. To the extent performance unit compensation cost relates to those directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Amounts not capitalized are recognized as general and administrative expense, production expense, cost of sales and midstream and marketing expense in the consolidated statement of operations.
Advertising Costs. The Company expenses advertising costs as incurred. Advertising and promotional costs were $5.1 million, $11.8 million, and $4.8 million, respectively, during the years ended December 31, 2013, 2012 and 2011.
Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities reported for financial statement purposes and their tax basis. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.
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
Earnings per Share. Basic earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of unvested restricted stock awards, using the treasury method, and convertible preferred stock. When a loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. See Note 19 for the Company’s earnings per share calculation.
Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Environmental expenditures are expensed or capitalized, as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities related to future costs are recorded on an undiscounted basis when environmental assessments and/or remediation activities are probable and costs can be reasonably estimated. See Note 15 for discussion of the Company’s commitments and contingencies.
Concentration of Risk. All of the Company’s derivative transactions have been carried out in the over-the-counter market. The entry into derivative transactions in the over-the-counter market involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of the Company’s derivative transactions have an “investment grade” credit rating. The Company monitors on an ongoing basis the credit ratings of its derivative counterparties and considers its counterparties’ credit default risk ratings in determining the fair value of its derivative contracts. The Company’s derivative contracts are with multiple counterparties to minimize its exposure to any individual counterparty.
A default by the Company under its senior secured revolving credit facility (the “senior credit facility”) constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility.
The Company operates a substantial portion of its oil and natural gas properties. As the operator of a property, the Company makes full payment for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs. The Company’s joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general was adversely affected, the ability of the joint interest partners to reimburse the Company could be adversely affected.

The purchasers of the Company’s oil, natural gas and NGL production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. See Note 22 for information regarding the Company’s major customers. The Company believes alternate purchasers are available in its areas of operations and does not believe the loss of any one purchaser would materially affect the Company’s ability to sell the oil, natural gas and NGLs it produces.
Recently Adopted Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) in January 2013. These updates require disclosures about the nature of an entity’s rights of offset and related arrangements associated with its recognized derivative contracts. The new disclosure requirements, which are effective for interim and annual periods beginning on or after January 1, 2013, were implemented by the Company on January 1, 2013. The implementation of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s financial position or results of operations. See Note 13 for the Company’s derivative disclosures.
2. Supplemental Cash Flow Information
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(274,850)	$(257,152)	$(224,127)
Cash paid for income taxes	(4,610)	(1,324)	(2,083)

Supplemental Disclosure of Noncash Investing and Financing Activities
Deposit on pending sale	$(255,000)	$255,000	$—
Change in accrued capital expenditures	72,848	(27,610)	(89,388)
Adjustment to oil and natural gas properties for contract loss	—	50,000	25,000
Asset retirement costs capitalized	5,078	7,479	5,716
Common stock issued in connection with acquisition	—	542,138	—
3. Acquisitions and Divestitures
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
2012 Acquisitions and Divestitures

Dynamic Acquisition. The Company acquired 100% of the equity interests of Dynamic Offshore Resources, LLC (“Dynamic”) in April 2012 for total consideration of approximately $1.2 billion, comprised of approximately $680.0 million in cash and approximately 74 million shares of SandRidge common stock (the “Dynamic Acquisition”). The Dynamic Acquisition expanded the Company’s presence in the Gulf of Mexico, adding oil, natural gas and NGL reserves and production to its existing asset base in this area.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

In the second quarter of 2013, the Company completed its valuation of the Dynamic Acquisition with no adjustments in 2013 to the valuation of assets acquired and liabilities assumed, which are included in the following table (in thousands, except stock price):

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

(7)
The bargain purchase gain resulted from the excess of the fair value of net assets acquired over consideration paid. To validate the bargain purchase gain on this acquisition, the Company reviewed its initial identification and valuation of assets acquired and liabilities assumed. The Company believes it was able to acquire Dynamic for less than the estimated fair value of its net assets due to their offshore location resulting in less bidding competition.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Market assumptions of future commodity prices, projections of estimated quantities of oil, natural gas and NGL reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates were used by the Company to estimate the fair market value of the oil and natural gas properties acquired. Based on the unobservable nature of certain of these assumptions, the valuation is considered Level 3 under the fair value hierarchy, as described in Note 5.

The following unaudited pro forma combined results of operations for the years ended December 31, 2012 and 2011 are presented as though the Dynamic Acquisition had been completed as of January 1, 2011. The pro forma combined results of operations for the years ended December 31, 2012 and 2011 have been prepared by adjusting the historical results of the Company to include the historical results of Dynamic, certain reclassifications to conform Dynamic’s presentation and accounting policies to the Company’s and to exclude the bargain purchase gain, the partial valuation allowance release and certain acquisition costs. The supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented. The pro forma results of operations do not include any cost savings or other synergies that resulted from the Dynamic Acquisition or any estimated costs incurred to integrate Dynamic.

	Year Ended December 31,
	2012(1)	2011(2)
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,908,899	$1,932,945
Net income	$39,563	$509,644
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(120,962)	$399,278
(Loss) earnings per common share
Basic	$(0.25)	$0.84
Diluted	$(0.25)	$0.80
____________________

(1)
Pro forma net income, loss applicable to SandRidge Energy, Inc. common stockholders and loss per common share exclude a $122.7 million bargain purchase gain, a $100.3 million partial valuation allowance release included in income tax benefit, $10.9 million of fees incurred to secure financing for the Dynamic Acquisition included in interest expense and $13.0 million of transaction costs incurred and included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

(2)
Pro forma net income, income available to SandRidge Energy, Inc. common stockholders and earnings per common share include a $122.7 million bargain purchase gain, a $100.3 million partial valuation allowance release, $10.9 million of fees incurred to secure financing and $13.0 million of transaction costs.

Revenues of $365.0 million and income from operations of $81.5 million associated with Dynamic have been included in the accompanying consolidated statement of operations for the year ended December 31, 2012. Additionally, the Company incurred $13.0 million in acquisition-related costs for the Dynamic Acquisition, which have been included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

Sale of Tertiary Recovery Properties. In June 2012, the Company sold its tertiary recovery properties located in the Permian Basin area of west Texas for approximately $130.8 million, net of post-closing adjustments. The sale of the acreage and working interests in wells was accounted for as an adjustment to the full cost pool with no gain or loss recognized.

Acquisition of Gulf of Mexico Properties. In June 2012, the Company acquired oil and natural gas properties in the Gulf of Mexico (the “Gulf of Mexico Properties”) for approximately $43.3 million, net of purchase price and post-closing adjustments. This acquisition expanded the Company’s presence in the Gulf of Mexico, adding oil, natural gas and NGL reserves and production to its existing asset base in this area.

This acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of June 20, 2012, which was the date on which the Company obtained control of the properties. The fair value was estimated using a discounted cash flow model based upon market assumptions of future commodity prices, projections of estimated quantities of oil, natural gas and NGL reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

rates. Based on the unobservable nature of certain of these assumptions, the valuation is considered Level 3 under the fair value hierarchy, as described in Note 5.

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

Consideration paid
Cash, net of purchase price adjustments	$43,282
Fair value of identifiable assets acquired and liabilities assumed
Proved developed and undeveloped properties	$98,725
Asset retirement obligations	(55,443)
Total identifiable net assets	$43,282

The following unaudited pro forma combined results of operations for the years ended December 31, 2012 and 2011 are presented as though the Company acquired the Gulf of Mexico Properties as of January 1, 2011. The pro forma combined results of operations for the years ended December 31, 2012 and 2011 have been prepared by adjusting the historical results of the Company to include the historical results of the acquired properties and estimates of the effect of the transaction on the combined results. The supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved had the transaction been in effect for the periods presented.

	Year Ended December 31,
	2012	2011
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,759,381	$1,502,325
Net income	$247,035	$191,073
Income available to SandRidge Energy, Inc. common stockholders	$86,510	$81,167
Earnings per common share
Basic	$0.19	$0.20
Diluted	$0.19	$0.20

Revenues of $26.2 million and earnings of $19.1 million generated by the acquired properties have been included in the accompanying consolidated statement of operations for the year ended December 31, 2012. Acquisition-related costs of $0.2 million have been expensed as incurred in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

2013 Divestiture

Sale of Permian Properties. On February 26, 2013, the Company sold the Permian Properties for $2.6 billion, including certain post-closing adjustments that were finalized in the third quarter of 2013. This transaction resulted in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded a $398.9 million loss on the sale. The loss, including the impact of the final post-closing adjustments, is included in loss (gain) on sale of assets in the accompanying consolidated statement of operations for the year ended December 31, 2013. The loss was calculated based on a comparison of proceeds received and the asset retirement obligations attributable to the Permian Properties that were assumed by the buyer to the sum of (i) an allocation of the historical net book value of the Company’s proved oil and natural gas properties attributable to the Permian Properties, (ii) the historical cost of unproved acreage sold and (iii) costs incurred by the Company to sell these properties. The allocated net book value attributable to the Permian Properties was calculated based on the relative fair value of the Permian Properties and the remaining proved oil and natural gas properties retained by the Company as of the date of sale. A portion of the loss totaling $71.7 million was allocated to noncontrolling interests and is reflected in net

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

income attributable to noncontrolling interest in the accompanying consolidated statement of operations for the year ended December 31, 2013.

The following table presents revenues and direct operating expenses of the Permian Properties included in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013(1)	2012	2011
Revenues	$68,027	$566,075	$614,666
Direct operating expenses	$17,453	$130,337	$144,066
____________________

(1)	Includes revenues and direct operating expenses through February 26, 2013, the date of sale.

Sale of Working Interests and Associated Drilling Carry Commitments

During 2011 and 2012, the Company completed two transactions whereby it sold non-operated working interests in the Mississippian formation. In these transactions, the Company received aggregate cash proceeds of $500.0 million for the sale of working interests and received drilling carry commitments to fund a portion of its future drilling and completion costs within areas of mutual interest totaling $1.0 billion. For accounting purposes, initial cash proceeds from these transactions were reflected as a reduction of oil and natural gas properties with no gain or loss recognized. These transactions and the associated drilling carries as of December 31, 2013 were as follows:

Partner	Closing Date	Total Drilling Carry	Drilling Carry Recorded	Drilling Carry Remaining
		(In thousands)
Atinum MidCon I, LLC	September 2011	$250,000	$250,000	$—
Repsol E&P USA, Inc.	January 2012	750,000	544,400	205,600
		$1,000,000	$794,400	$205,600

During the years ended December 31, 2013 and 2012, the Company recorded approximately $408.0 million and $367.6 million, respectively, for Atinum MidCon I, LLC and Repsol E&P USA, Inc.’s drilling carries, which offset the Company’s capital expenditures for the respective period. As of December 31, 2013, Atinum MidCon I, LLC had fully funded its drilling carry commitment. Under the agreement with Repsol E&P USA, Inc., the remaining drilling carry commitment may be reduced if a certain number of wells are not drilled within the area of mutual interest during a 12-month period. However, the Company expects Repsol E&P USA, Inc. to fully fund its drilling carry commitment during 2014.

4. Variable Interest Entities

The Company’s significant associated VIEs, including those for which the Company has determined it is the primary beneficiary and those for which it has determined it is not, are described below.

Grey Ranch Plant, L.P. Primarily engaged in treating and transportation of natural gas, Grey Ranch Plant, L.P. (“GRLP”) is a limited partnership that operates the Company’s Grey Ranch plant (the “Plant”) located in Pecos County, Texas. The Company has long-term operating and gathering agreements with GRLP and also owns a 50% interest in GRLP, which represent a variable interest. Income or loss of GRLP is allocated to the partners based on ownership percentage and any operating or cash shortfalls require contributions from the partners. During 2013, the partners each contributed approximately $1.6 million to GRLP for legal expenses incurred for the settlement of insurance claims related to fires at the Plant in 2008.

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

significant to GRLP and, therefore, consolidates the activity of GRLP in its consolidated financial statements. The 50% ownership interest not held by the Company is presented as noncontrolling interest in the consolidated financial statements.

GRLP’s assets can only be used to settle its own obligations and not other obligations of the Company. GRLP’s creditors have no recourse to the general credit of the Company. Although GRLP is included in the Company’s consolidated financial statements, the Company’s legal interest in GRLP’s assets is limited to its 50% ownership. At December 31, 2013 and 2012, $0.7 million and $1.1 million, respectively, of noncontrolling interest in the accompanying consolidated balance sheets were related to GRLP. GRLP’s assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying consolidated balance sheets at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents	$132	$1,080
Accounts receivable, net	16	20
Prepaid expenses	32	64
Other current assets	109	109
Total current assets	289	1,273
Other property, plant and equipment, net	1,163	1,246
Total assets	$1,452	$2,519
Accounts payable and accrued expenses	$129	$274
Total liabilities	$129	$274

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Royalty Trusts. SandRidge owns beneficial interests in three Delaware statutory trusts. SandRidge Mississippian Trust I (the “Mississippian Trust I”), the Permian Trust and SandRidge Mississippian Trust II (the “Mississippian Trust II”) (each individually, a “Royalty Trust” and collectively, the “Royalty Trusts”) completed initial public offerings of their common units in April 2011, August 2011 and April 2012, respectively. Concurrent with the closing of each offering, the Company conveyed certain royalty interests to each Royalty Trust in exchange for the net proceeds of the offering and units representing beneficial interests in the Royalty Trust. Royalty interests conveyed to the Royalty Trusts are in certain existing wells and wells to be drilled on oil and natural gas properties leased by the Company in defined areas of mutual interest. The following table summarizes information about each Royalty Trust upon completion of its initial public offering:

	Mississippian Trust I	Permian Trust	Mississippian Trust II
Net proceeds of offering (in thousands)	$336,893	$580,635	$587,087
Total outstanding common units	21,000,000	39,375,000	37,293,750
Total outstanding subordinated units	7,000,000	13,125,000	12,431,250
Beneficial interest owned by Company(1)	38.4%	34.3%	39.9%
Liquidation date(2)	12/31/2030	3/31/2031	12/31/2031
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

The Royalty Trusts declared and paid quarterly distributions during the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
	2013(1)	2012(2)	2011(2)
Total distributions	$299,674	$274,979	$91,162
Distributions to third-party unitholders	$206,470	$181,727	$57,449
____________________

(1)
Subordination thresholds were not met for the Mississippian Trust I’s second and third quarter 2013 distributions or for the Permian Trust’s second quarter 2013 distribution, resulting in reduced distributions to the Company on its subordinated units for these periods.

(2)	The Company received incentive distributions from the Mississippian Trust I during the first and second quarters of 2012 and the third quarter of 2011.

See Note 21 for discussion of the Royalty Trusts’ distributions announced in January 2014.

Pursuant to the trust agreements governing the Royalty Trusts, SandRidge has a loan commitment to each Royalty Trust, whereby SandRidge will loan funds to the Royalty Trust on an unsecured basis, with terms substantially the same as would be obtained in an arm’s length transaction between SandRidge and an unaffiliated party, if at any time the Royalty Trust’s cash is not sufficient to pay ordinary course administrative expenses as they become due. Any funds loaned may not be used to satisfy indebtedness of the Royalty Trust or to make distributions. There were no amounts outstanding under the loan commitments at December 31, 2013 or 2012.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company and one of its wholly owned subsidiaries entered into a development agreement with each Royalty Trust that obligates the Company to drill, or cause to be drilled, a specified number of wells within respective areas of mutual interest, which are also subject to the royalty interests granted to the Mississippian Trust I, the Permian Trust and the Mississippian Trust II, by December 31, 2015, March 31, 2016 and December 31, 2016, respectively. At the end of the fourth full calendar quarter following satisfaction of the Company’s drilling obligation (the “subordination period”), the subordinated units of each Royalty Trust will automatically convert into common units on a one-for-one basis and the Company’s right to receive incentive distributions will terminate. One of the Company’s wholly owned subsidiaries also granted to each Royalty Trust a lien on the Company’s interests in the properties where the development wells will be drilled in order to secure the estimated amount of drilling costs for the Royalty Trust’s interests in the wells. As the Company fulfills its drilling obligation to each Royalty Trust, development wells that have been drilled and perforated for completion are released from the lien and the total amount that may be recovered by each Royalty Trust is proportionately reduced. In the second quarter of 2013, the Company fulfilled its drilling obligation to the Mississippian Trust I. As of December 31, 2013, the total maximum amount recoverable by the Permian Trust and Mississippian Trust II under the liens was approximately $124.6 million.

Additionally, the Company and each Royalty Trust entered into an administrative services agreement, pursuant to which the Company provides certain administrative services to the Royalty Trust, including hedge management services to the Permian Trust and the Mississippian Trust II. The Company also entered into derivatives agreements with each Royalty Trust, pursuant to which the Company provides to the Royalty Trust the economic effects of certain of the Company’s derivative contracts. Substantially concurrent with the execution of the derivatives agreements with the Permian Trust and the Mississippian Trust II, the Company novated certain of the derivative contracts underlying the respective derivatives agreements to the Permian Trust and the Mississippian Trust II. The Company novated certain additional derivative contracts underlying the derivatives agreements to the Permian Trust in April 2012 and to the Permian Trust and the Mississippian Trust II in March 2013. The tables below present the open oil and natural gas commodity derivative contracts at December 31, 2013 underlying the derivatives agreements. The combined volume in the tables below reflects the total volume of the Royalty Trusts’ open oil and natural gas commodity derivative contracts.

Oil Price Swaps Underlying the Royalty Trust Derivatives Agreements

	Notional (MBbls)	Weighted Average Fixed Price
January 2014 — December 2014	1,862	$100.70
January 2015 — December 2015	630	$101.03

Natural Gas Collars Underlying the Royalty Trust Derivatives Agreements

	Notional (MMcf)	Collar Range
January 2014 — December 2014	937	$4.00	—	$7.78
January 2015 — December 2015	1,010	$4.00	—	$8.55

Oil Price Swaps Underlying the Derivatives Agreements and Novated to the Royalty Trusts

	Notional (MBbls)	Weighted Average Fixed Price
January 2014 — December 2014	991	$100.79
January 2015 — March 2015	141	$100.90

See Note 13 for further discussion of the derivatives agreement between the Company and each Royalty Trust.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

As noted above, the Company fulfilled its drilling obligation to the Mississippian Trust I in the second quarter of 2013. Accordingly, the Mississippian Trust I’s subordinated units, all of which are held by SandRidge, will convert to common units at the end of the subordination period. After this conversion, the Company will continue to consolidate the activities of the Mississippian Trust I as its primary beneficiary due to the Company’s continued (a) power to direct the activities that most significantly impact the economic performance of the Royalty Trust and (b) obligation to absorb losses and right to receive residual returns through its variable interests in the Royalty Trust, including ownership of common units, that could potentially be significant to the Mississippian Trust I.

Each Royalty Trust’s assets can be used to settle only that Royalty Trust’s obligations and not other obligations of the Company or another Royalty Trust. The Royalty Trusts’ creditors have no contractual recourse to the general credit of the Company. Although the Royalty Trusts are included in the Company’s consolidated financial statements, the Company’s legal interest in the Royalty Trusts’ assets is limited to its ownership of the Royalty Trusts’ units. At December 31, 2013 and 2012, $1.3 billion and $1.5 billion, respectively, of noncontrolling interest in the accompanying consolidated balance sheets were attributable to the Royalty Trusts. The Royalty Trusts’ assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying consolidated balance sheets at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents(1)	$7,912	$7,445
Accounts receivable	22,540	28,596
Derivative contracts	4,983	10,286
Total current assets	35,435	46,327
Investment in royalty interests(2)	1,325,942	1,325,942
Less: accumulated depletion	(186,095)	(103,746)
	1,139,847	1,222,196
Derivative contracts	1,476	7,660
Total assets	$1,176,758	$1,276,183
Accounts payable and accrued expenses	$3,393	$1,101
Total liabilities	$3,393	$1,101
 ____________________

(1)	Includes $3.0 million held by the trustee at December 31, 2013 and 2012 as reserves for future general and administrative expenses.

(2)
Investment in royalty interests is included in oil and natural gas properties in the accompanying consolidated balance sheets, and was determined by allocating the historical net book value of the Company’s full cost pool based on the fair value of each Royalty Trust’s royalty interests relative to the fair value of the Company’s full cost pool at the time of conveyance.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

During 2012 and 2013, the Company sold Royalty Trust common units it owned in transactions exempt from registration pursuant to Rule 144 under the Securities Act, which further reduced its beneficial interest in the Royalty Trusts. Total proceeds from such transactions were $29.0 million and $139.4 million for the years ended December 31, 2013 and 2012, respectively. The unit sales were accounted for as equity transactions with no gain or loss recognized. The Company continues to be the primary beneficiary of the Royalty Trusts, after consideration of these transactions, as discussed above, and accordingly, continues to consolidate the activities of the Royalty Trusts. The Company’s beneficial interests in the Royalty Trusts at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Mississippian Trust I	26.9%	26.9%
Permian Trust	28.5%	30.5%
Mississippian Trust II	37.6%	39.9%

See Note 15 for discussion of the Company’s legal proceedings to which the Mississippian Trust I and Mississippian Trust II are also parties and Note 21 for discussion of the sale of Permian Trust common units in January 2014.

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

Amounts due from and due to PGC as of December 31, 2013 and 2012 included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,
	2013	2012
Accounts receivable due from PGC	$741	$1,976
Accounts payable due to PGC	$3,634	$5,053

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in each level of the hierarchy as of December 31, 2013 or 2012, as described below.

Level 1 Fair Value Measurements

Restricted deposits. The fair value of restricted deposits invested in mutual funds or municipal bonds is based on quoted market prices. For restricted deposits held in savings accounts, carrying value approximates fair value. Restricted deposits are included in other assets in the accompanying consolidated balance sheets.

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

Level 3 Fair Value Measurements

Derivative contracts. The fair value of the Company’s oil basis swaps outstanding at December 31, 2012 was based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s oil basis swaps is the estimate of future oil basis differentials. Significant increases (decreases) in oil basis differentials could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of the Company’s oil basis swaps at December 31, 2012 are included in the table below. All of the outstanding oil basis swaps at December 31, 2012 contractually matured during 2013.

Unobservable Input	Range			Weighted Average	Fair Value
	(Price per Bbl)				(In thousands)
Oil basis differential forward curve	$10.00	–	$21.98	$14.74	$(512)

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2013

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Restricted deposits	$27,955	$—	$—	$—	$27,955
Commodity derivative contracts	—	50,274	—	(23,369)	26,905
Investments	13,708	—	—	—	13,708
	$41,663	$50,274	$—	$(23,369)	$68,568
Liabilities
Commodity derivative contracts	$—	$78,200	$—	$(23,369)	$54,831
	$—	$78,200	$—	$(23,369)	$54,831

December 31, 2012

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Restricted deposits	$27,947	$—	$—	$—	$27,947
Commodity derivative contracts	—	130,220	183	(35,764)	94,639
Investments	10,348	—	—	—	10,348
	$38,295	$130,220	$183	$(35,764)	$132,934
Liabilities
Commodity derivative contracts	$—	$107,321	$695	$(35,764)	$72,252
Interest rate swap	—	2,395	—	—	2,395
	$—	$109,716	$695	$(35,764)	$74,647
____________________
(1)Represents the impact of netting assets and liabilities with counterparties with which the right of offset exists.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The table below sets forth a reconciliation of the Company’s commodity derivative contracts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Commodity Derivative Contracts	Interest Rate Swaps
			Total
Balance of Level 3 at December 31, 2010	$(205,860)	$(16,694)	$(222,554)
Gain (loss) on derivative contracts	44,075	(3,168)	40,907
Cash paid on settlements	50,713	9,414	60,127
Transfers(1)	106,820	10,448	117,268
Balance of Level 3 at December 31, 2011	$(4,252)	$—	$(4,252)
Loss on derivative contracts	(5,460)	—	(5,460)
Purchases	5,697	—	5,697
Cash paid on settlements	3,503	—	3,503
Balance of Level 3 at December 31, 2012	$(512)	$—	$(512)
Loss on derivative contracts	(133)	—	(133)
Cash paid on settlements	645	—	645
Balance of Level 3 at December 31, 2013	$—	$—	$—
____________________

(1)
Fair values related to the Company’s oil and natural gas fixed price swaps, natural gas collars and interest rate swap were transferred from Level 3 to Level 2 in the fourth quarter of 2011 due to enhancements to the Company’s internal valuation process, including the use of observable inputs to assess the fair value. During the years ended December 31, 2013 and 2012, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred.

Losses due to changes in fair value of the Company’s Level 3 commodity derivative contracts outstanding at December 31, 2012 were $0.5 million for the year ended December 31, 2012. These amounts have been included in loss (gain) on derivative contracts in the accompanying consolidated statements of operations. There were no outstanding Level 3 commodity derivative contracts at December 31, 2013.

See Note 13 for further discussion of the Company’s derivative contracts.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Fair Value of Financial Instruments

The Company measures the fair value of its senior notes using pricing for the Company’s senior notes that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
9.875% Senior Notes due 2016(1)	$—	$—	$392,913	$356,657
8.0% Senior Notes due 2018	—	—	790,313	750,000
8.75% Senior Notes due 2020(2)	486,000	444,736	490,500	444,127
7.5% Senior Notes due 2021(3)	1,230,813	1,178,922	1,257,250	1,179,328
8.125% Senior Notes due 2022	795,000	750,000	823,125	750,000
7.5% Senior Notes due 2023(4)	837,375	821,249	882,750	820,971
 ____________________

(1)	Carrying value is net of $8,843 discount at December 31, 2012.

(2)	Carrying value is net of $5,264 and $5,873 discount at December 31, 2013 and 2012, respectively.

(3)	Carrying value includes a premium, applicable to notes issued in August 2012, of $3,922 and $4,328 at December 31, 2013 and 2012, respectively.

(4)	Carrying value is net of $3,751 and $4,029 discount at December 31, 2013 and 2012, respectively.

See Note 12 for discussion of the Company’s long-term debt, including the purchase, redemption and issuance of senior notes in 2012 and 2013.

Fair Value of Non-Financial Assets and Liabilities

See Note 3 for information regarding the Company’s valuation of its acquisitions and Note 8 for discussion of the Company’s impairment valuation.

6. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2013	2012
Oil, natural gas and NGL sales	$166,157	$215,450
Joint interest billing	168,596	202,405
Oil and natural gas services	17,904	21,186
Insurance receivable	2,500	4,590
Related party	—	978
Other	5,122	6,532
	360,279	451,141
Less: allowance for doubtful accounts	(11,061)	(5,635)
Total accounts receivable, net	$349,218	$445,506

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table presents the balance and activity in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts at January 1	$5,635	$3,906	$1,503
Additions charged to costs and expenses(1)	5,497	1,735	2,511
Deductions(2)	(71)	(6)	(108)
Allowance for doubtful accounts at December 31	$11,061	$5,635	$3,906
____________________

(1)	Includes $2.7 million of allowance for receivables deemed uncollectible at December 31, 2013 primarily due to bankruptcy status of customers.

(2)	Deductions represent write-off of receivables and collections of amounts for which an allowance had previously been established.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Oil and natural gas properties
Proved(1)	$10,972,816	$12,262,921
Unproved	531,606	865,863
Total oil and natural gas properties	11,504,422	13,128,784
Less accumulated depreciation, depletion and impairment	(5,762,969)	(5,231,182)
Net oil and natural gas properties capitalized costs	5,741,453	7,897,602
Land	18,423	17,927
Non-oil and natural gas equipment(2)	600,603	643,370
Buildings and structures(3)	233,405	205,349
Total	852,431	866,646
Less accumulated depreciation and amortization	(286,209)	(284,271)
Other property, plant and equipment, net	566,222	582,375
Total property, plant and equipment, net	$6,307,675	$8,479,977
____________________

(1)	Includes cumulative capitalized interest of approximately $23.4 million and $11.7 million at December 31, 2013 and 2012, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both December 31, 2013 and 2012.

(3)	Includes cumulative capitalized interest of approximately $12.0 million and $7.1 million at December 31, 2013 and 2012, respectively.

Cumulative full cost ceiling limitation impairment charges of $3.5 billion at both December 31, 2013 and 2012 were included in accumulated depreciation, depletion and impairment for oil and natural gas properties in the accompanying consolidated balance sheets. There was no full cost ceiling impairment during any of the years ended December 31, 2013, 2012 or 2011. See Note 8 for discussion of impairment of other property, plant and equipment.

The average rates used for depreciation and depletion of oil and natural gas properties were $16.81 per Boe in 2013, $16.93 per Boe in 2012 and $13.57 per Boe in 2011.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Costs Excluded from Amortization

The following table summarizes the costs, by year incurred, related to unproved properties and pipe inventory, which were excluded from oil and natural gas properties subject to amortization at December 31, 2013 (in thousands):

		Year Cost Incurred
	Total	2013	2012	2011	2010 and Prior
Property acquisition	$515,849	$114,252	$291,999	$34,164	$75,434
Exploration(1)	61,327	48,764	5,479	3,598	3,486
Total costs incurred	$577,176	$163,016	$297,478	$37,762	$78,920
____________________

(1)	Includes $45.6 million of pipe inventory costs incurred ($42.6 million in 2013, $2.8 million in 2012 and $0.2 million in 2010 and prior years).

The Company expects to complete the majority of the evaluation activities within 10 years from the applicable date of acquisition, contingent on the Company’s capital expenditures and drilling program. In addition, the Company’s internal engineers evaluate all properties on at least an annual basis.

8. Impairment

Property, Plant and Equipment

As deemed necessary based on events in 2012 and 2013, the Company analyzed various property, plant and equipment for impairment. Estimated fair values of these assets were calculated using a discounted cash flow method or recent offers from third-party purchasers.

Gas Treating Plants and Other Midstream Assets. In the fourth quarter of 2012, the Company substantially completed construction of the Century Plant, a CO2 treatment plant in Pecos County, Texas (the “Century Plant”), and associated compression and pipeline facilities pursuant to an agreement with Occidental Petroleum Corporation (“Occidental”). In conjunction with the substantial completion and resulting diversion of the Company’s high CO2 natural gas production from its legacy gas treating plants to the Century Plant, the Company evaluated its legacy gas treating plants and CO2 compression facilities for impairment. Due to prevailing low natural gas prices, the Company’s natural gas production was not projected to reach the available treating capacity at the Century Plant. As such, the Company determined the use of its legacy gas treating plants and CO2 compression facilities in west Texas was limited, and accordingly, recorded a $79.3 million impairment of its gas treating plants and CO2 compression facilities at December 31, 2012.

During 2013, the Company evaluated certain midstream pipe inventory, natural gas compressors, gas treating plants and a CO2 compressor station for impairment after determining that their future use was limited. As a result of these evaluations, the Company recorded impairments of $12.2 million during the year ended December 31, 2013 on these assets to reduce their carrying value to market value.

Drilling Assets. As a result of the Company’s entry into an agreement to sell the Permian Properties, the Company performed an impairment assessment of its drilling rigs as of December 31, 2012 by calculating the estimated future cash flows to be generated by the rigs and their related assets. As the undiscounted future cash flows were in excess of the assets’ carrying value, no impairment was indicated at that time.

During the second and third quarters of 2013, the Company committed to plans to sell various drilling assets. The net book value of these drilling assets was adjusted to fair value, resulting in an impairment of $11.1 million and a combined remaining net book value at that time of $6.2 million. Fair value for the drilling assets was estimated based on recent offers received from third parties with consideration of current market conditions. Including subsequent asset sales the remaining net book value of these assets was $5.9 million at December 31, 2013. These assets are included in other current assets in the accompanying consolidated balance sheet at December 31, 2013 as the Company intends to sell the assets within a year.

Other Property, Plant and Equipment. In the second quarter of 2013, the Company committed to a plan to sell a corporate asset. The net book value of the corporate asset was adjusted to fair value, resulting in an impairment of $2.9 million during the year ended December 31, 2013. The fair value of the corporate asset was based on a current offer from a third-party purchaser, which is considered a Level 3 input. The corporate asset was sold in the fourth quarter of 2013.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company recorded a $1.3 million impairment in 2012 due to the write-off of certain software costs as the software was determined to be obsolete.

Goodwill

In December 2012, the Company entered into an agreement to sell the Permian Properties, which the Company determined to be a triggering event for purposes of evaluating goodwill as the Permian Properties are included in the exploration and production segment, the reporting unit to which goodwill was assigned. As such, an impairment test was performed as of December 31, 2012. Primarily as a result of a decrease in the Company’s probable reserves as of December 31, 2012, which are one of the significant components in the determination of the fair value of the reporting unit, the carrying value of the reporting unit exceeded the fair value. Probable reserves used in the reporting unit fair value calculation decreased due to their reclassification to possible reserves as a result of the Company’s year-end evaluation of drilling results across its acreage in the Mississippian formation. Possible reserves are not included in the fair value calculation of the reporting unit. The Company performed step two of the impairment test, which indicated the entire balance of goodwill was impaired. As a result, the Company recorded an impairment equal to the carrying amount of goodwill, or $235.4 million, at December 31, 2012, which is included in impairment in the accompanying consolidated statement of operations for the year ended December 31, 2012.

9. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Debt issuance costs, net of amortization(1)	$61,923	$83,643
Restricted deposits	27,955	27,947
Notes receivable on asset retirement obligations	11,640	11,433
Investments	13,708	10,348
Other	5,945	10,881
Total other assets	$121,171	$144,252
____________________

(1)
In 2013, the unamortized debt issuance costs associated with the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018 were written off at the time the Company redeemed these notes. See Note 12 for discussion of the senior note redemptions.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable and other accrued expenses	$341,008	$461,067
Accrued interest	80,740	92,125
Production payable	127,647	97,245
Drilling advances	184,203	68,742
Payroll and benefits	59,785	29,811
Convertible perpetual preferred stock dividends	16,572	16,572
Related party	2,533	982
Total accounts payable and accrued expenses	$812,488	$766,544

11. Construction Contracts

Century Plant. The Company constructed the Century Plant for a contract price of $796.3 million, which included agreed upon change orders and scope revisions, that Occidental paid to the Company through periodic cost reimbursements based upon the percentage of the project completed. Upon substantial completion of construction in late 2012, Occidental took ownership and began operating the plant for the purpose of separating and removing CO2 from the delivered natural gas stream and the Company

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

recognized construction contract revenue and costs equal to the revised contract price of $796.3 million, which are included in the accompanying statement of operations for the year ended December 31, 2012. The Company recorded additions totaling $180.0 million to its oil and natural gas properties for costs incurred in excess of contract amounts during the construction period. Costs in excess of billings and contract loss of $4.1 million at December 31, 2013, representing costs incurred in the final stages of construction, are reported as a current asset in the accompanying consolidated balance sheet. Billings and contract loss in excess of costs of $15.5 million at December 31, 2012 are reported as a current liability in the accompanying consolidated balance sheet.

Pursuant to a 30-year treating agreement executed simultaneously with the construction agreement, but accounted for separately, Occidental will remove CO2 from the Company’s delivered natural gas production volumes. Under this agreement, the Company is required to deliver certain minimum CO2 volumes annually, and is required to compensate Occidental to the extent such requirements are not met. See Note 15 for additional discussion of the treating agreement. The Company retains all methane gas from the natural gas it delivers to the Century Plant.

Transmission Expansion Projects. In the second quarter of 2013, the Company substantially completed the construction of a series of electrical transmission expansion and upgrade projects in northern Oklahoma for a third party. The Company constructed these projects for a contract price of $23.3 million, which included agreed upon change orders. Upon substantial completion of the contract, the Company recognized construction contract revenue and costs equal to the revised contract price of $23.3 million, which are included in the accompanying consolidated statement of operations for the year ended December 31, 2013. Costs in excess of billings on these projects of $11.2 million at December 31, 2012 are included in current assets in the accompanying consolidated balance sheet. All costs had been billed as of December 31, 2013.

12. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Senior credit facility	$—	$—
Senior notes
9.875% Senior Notes due 2016, net of $8,843 discount at December 31, 2012	—	356,657
8.0% Senior Notes due 2018	—	750,000
8.75% Senior Notes due 2020, net of $5,264 and $5,873 discount, respectively	444,736	444,127
7.5% Senior Notes due 2021, including a premium of $3,922 and $4,328, respectively	1,178,922	1,179,328
8.125% Senior Notes due 2022	750,000	750,000
7.5% Senior Notes due 2023, net of $3,751 and $4,029 discount, respectively	821,249	820,971
Total debt	3,194,907	4,301,083
Less: current maturities of long-term debt	—	—
Long-term debt	$3,194,907	$4,301,083

Senior Credit Facility

The senior credit facility is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below. As of December 31, 2013, the senior credit facility contained financial covenants, including maintenance of agreed upon levels for the (i) ratio of total net debt to EBITDA, which may not exceed 4.5:1.0 at each quarter end, calculated using the last four completed fiscal quarters and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. If no amounts are drawn under the senior credit facility when calculating the ratio of total net debt to EBITDA, the Company’s debt is reduced by its cash balance in excess of $10.0 million. In the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. The senior credit facility matures in March 2017.

The senior credit facility also contains various covenants that limit the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. As of and during the year ended December 31, 2013, the Company was in compliance with all applicable financial covenants under the senior credit facility.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The obligations under the senior credit facility are guaranteed by certain Company subsidiaries and are secured by first priority liens on all shares of capital stock of certain of the Company’s material present and future subsidiaries; certain intercompany debt of the Company; and substantially all of the Company’s assets, including proved oil, natural gas and NGL reserves representing at least 80.0% of the discounted present value (as defined in the senior credit facility) of proved oil, natural gas and NGL reserves considered by the lenders in determining the borrowing base for the senior credit facility.

At the Company’s election, interest under the senior credit facility is determined by reference to (a) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.75% and 2.75% per annum or (b) the “base rate,” which is the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate published by Bank of America or (iii) the Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum, plus, in each case under scenario (b), an applicable margin between 0.75% and 1.75% per annum. Interest is payable quarterly for base rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest is paid at the end of each three-month period. Quarterly, the Company pays a commitment fee assessed at an annual rate of 0.5% on any available portion of the senior credit facility. There were no amounts outstanding under the senior credit facility during 2013 or 2012. The average annual interest rate paid on amounts outstanding under the senior credit facility during 2011 was 2.69%.

Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed amount. In August 2012, the borrowing base was reduced to $775.0 million from $1.0 billion as a result of the issuance of the 7.5% Senior Notes due 2023 and additional 7.5% Senior Notes due 2021, as discussed below. The Company’s borrowing base is generally redetermined in April and October of each year, and was reaffirmed at $775.0 million in October 2013. The next borrowing base redetermination will be in April 2014. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base. The Company at times incurs additional costs related to the senior credit facility as a result of amendments to the credit agreement and changes to the borrowing base.

At December 31, 2013, the Company had no amount outstanding under the senior credit facility and $29.1 million in outstanding letters of credit, which reduce the availability under the senior credit facility on a dollar-for-dollar basis.

Senior Fixed Rate Notes

The Company’s unsecured senior fixed rate notes (“Senior Fixed Rate Notes”) bear interest at a fixed rate per annum, payable semi-annually, with the principal due upon maturity. Certain of the Senior Fixed Rate Notes were issued at a discount or a premium. The discount or premium is amortized to interest expense over the term of the respective series of Senior Fixed Rate Notes. The Senior Fixed Rate Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. See Note 23 for condensed financial information of the subsidiary guarantors.

Debt issuance costs of $70.2 million incurred in connection with the offerings and subsequent registered exchange offers, including those discussed below, of the Senior Fixed Rate Notes outstanding at December 31, 2013 are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the term of the respective series of Senior Fixed Rate Notes.

2013 Activity. In March 2013, the Company redeemed $365.5 million aggregate principal amount of its 9.875% Senior Notes due 2016 and $750.0 million aggregate principal amount of its 8.0% Senior Notes due 2018 for total consideration of $1,061.34 per $1,000 principal amount and $1,052.77 per $1,000 principal amount, respectively. The premium paid to redeem these notes and the expense incurred to write off the remaining associated unamortized debt issuance costs, totaling $82.0 million, were recorded as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2013.

2012 Activity. In 2012, the Company completed offerings of senior notes (the “2012 Senior Notes”), as further discussed below, to qualified institutional buyers eligible under Rule 144A of the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The Company incurred $41.0 million of debt issuance costs in connection with the 2012 Senior Notes offerings.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

2011 Activity. In March 2011, the Company issued $900.0 million of unsecured 7.5% Senior Notes due 2021 to qualified institutional buyers eligible under Rule 144A of the Securities Act and to persons outside the United States under Regulation S under the Securities Act. In November 2011, pursuant to an exchange offer, the Company replaced these 7.5% Senior Notes due 2021 with equivalent senior notes that are registered under the Securities Act. The exchange offer did not result in the incurrence of any additional indebtedness.

In 2011, the Company tendered the $650.0 million principal amount of its 8.625% Senior Notes due 2015. The premium paid to purchase these notes and the expense incurred to write off the remaining associated unamortized debt issuance costs, totaling $38.2 million ,were recorded as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2011.

Indentures. Each of the indentures governing the Company’s Senior Fixed Rate Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the year ended December 31, 2013, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

Senior Floating Rate Notes Due 2014

In the third quarter of 2012, the Company purchased 100.0% or $350.0 million of the outstanding aggregate principal amount of its Senior Floating Rate Notes. All holders whose notes were purchased in the tender offer or redemption received accrued and unpaid interest from July 1, 2012 through the date of purchase. The premium paid to purchase these notes and the write off of the remaining unamortized debt issuance costs associated with the notes, totaling $3.1 million, were recorded as a loss on extinguishment of debt and included in the accompanying consolidated statement of operations for the year ended December 31, 2012. The Senior Floating Rate Notes were issued in May 2008 and bore interest at LIBOR plus 3.625% prior to their retirement.

Maturities of Long-Term Debt

As of December 31, 2013, there are no maturities of long-term debt until January 2020.

13. Derivatives

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. At December 31, 2013, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

Interest Rate Swaps. The Company is exposed to interest rate risk on its long-term fixed rate debt and will be exposed to variable interest rates if it draws on its senior credit facility. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as the Company’s interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate.

Prior to its maturity on April 1, 2013, the Company had a $350.0 million notional interest rate swap agreement which effectively fixed the variable interest rate on the Senior Floating Rate Notes at an annual rate of 6.69% for periods prior to their repurchase and redemption in the third quarter of 2012. The interest rate swap was not designated as a hedge.

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

Substantially concurrent with the execution of the respective derivatives agreements, the Company novated certain of the derivative contracts underlying the derivatives agreements to each of the Permian Trust and Mississippian Trust II. As a party to these contracts, the Permian Trust and Mississippian Trust II receive payment directly from the counterparty and pay any amounts owed directly to the counterparty. To secure its obligations under the respective derivative contracts novated to it, each of the Permian Trust and Mississippian Trust II granted the counterparties liens on the royalty interests held by each respective Royalty Trust. Under the derivatives agreements, as development wells are drilled for the benefit of the Permian Trust and Mississippian Trust II, the Company has the right, under certain circumstances, to assign or novate to the Permian Trust and Mississippian Trust II additional derivative contracts. The Company novated certain additional derivative contracts underlying the derivatives agreements to the Permian Trust in April 2012 and to the Permian Trust and the Mississippian Trust II in March 2013.

All contracts underlying the derivatives agreements with the Royalty Trusts, including those novated to the Permian Trust and Mississippian Trust II, have been included in the Company’s consolidated derivative disclosures. See Note 4 for the Royalty Trusts’ open derivative contracts.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Fair Value of Derivatives. The following table presents the fair value of the Company’s derivative contracts as of December 31, 2013 and 2012 on a gross basis without regard to same-counterparty netting (in thousands):

		December 31,
Type of Contract	Balance Sheet Classification	2013	2012
Derivative assets
Oil price swaps	Derivative contracts—current	$15,887	$88,052
Natural gas price swaps	Derivative contracts—current	1,598	—
Oil basis swaps	Derivative contracts—current	—	183
Oil collars—three way	Derivative contracts—current	706	—
Natural gas collars	Derivative contracts—current	177	3,111
Oil price swaps	Derivative contracts—noncurrent	19,376	37,983
Oil collars—three way	Derivative contracts—noncurrent	12,189	190
Natural gas collars	Derivative contracts—noncurrent	341	884
Derivative liabilities
Oil price swaps	Derivative contracts—current	(38,396)	(31,991)
Natural gas price swaps	Derivative contracts—current	(1,460)	—
Oil basis swaps	Derivative contracts—current	—	(695)
Oil collars—two way	Derivative contracts—current	—	(103)
Interest rate swap	Derivative contracts—current	—	(2,395)
Oil price swaps	Derivative contracts—noncurrent	(38,344)	(67,900)
Oil collars—three way	Derivative contracts—noncurrent	—	(7,327)
Total net derivative contracts		$(27,926)	$19,992

Refer to Note 5 for additional discussion of the fair value measurement of the Company’s derivative contracts.

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its derivative counterparties, which allow the Company to present its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheet. As a result, the Company's maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of December 31, 2013, the counterparties to the Company’s open derivative contracts consisted of 13 financial institutions, 11 of which are also lenders under the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under derivative contracts as the majority of the counterparties to the Company’s derivative contracts share in the collateral supporting the Company’s senior credit facility. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and Mississippian Trust II have each given the counterparties to such contracts a lien on its royalty interests. The following tables summarize the Company's derivative contracts on a gross basis, the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements, and the applicable portion of shared collateral under the senior credit facility for SandRidge's derivative contracts and under the liens granted by the Permian Trust and the Mississippian Trust II on their royalty interest for the Royalty Trusts' novated derivative contracts associated with the Company’s net derivative liability positions (in thousands):

December 31, 2013

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$18,368	$(5,589)	$12,779	$—	$12,779
Derivative contracts - noncurrent	31,906	(17,780)	14,126	—	14,126
Total	$50,274	$(23,369)	$26,905	$—	$26,905

Liabilities
Derivative contracts - current	$39,856	$(5,589)	$34,267	$(34,267)	$—
Derivative contracts - noncurrent	38,344	(17,780)	20,564	(20,564)	—
Total	$78,200	$(23,369)	$54,831	$(54,831)	$—

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$91,346	$(20,324)	$71,022	$—	$71,022
Derivative contracts - noncurrent	39,057	(15,440)	23,617	—	23,617
Total	$130,403	$(35,764)	$94,639	$—	$94,639

Liabilities
Derivative contracts - current	$35,184	$(20,324)	$14,860	$(14,860)	$—
Derivative contracts - noncurrent	75,227	(15,440)	59,787	(59,787)	—
Total	$110,411	$(35,764)	$74,647	$(74,647)	$—

The Company recorded loss (gain) on commodity derivative contracts of $47.1 million, $(241.4) million and $(44.1) million for the years ended December 31, 2013, 2012 and 2011, respectively, as reflected in the accompanying consolidated statements of operations. Included in the loss (gain) on commodity derivative contracts for the years ended December 31, 2013, 2012 and 2011 are net cash (receipts) payments upon contract settlement of $(3.2) million, $(100.7) million and $37.6 million, respectively. For the year ended December 31, 2013, $29.6 million of cash payments related to settlements of commodity derivative contracts with contractual maturities after the year in which they were settled as a result of the sale of the Permian Properties. For the year ended December 31, 2012, the gain on commodity derivative contracts is net of a non-cash loss of $117.1 million resulting from the amendment of certain 2012 derivative contracts to contracts maturing in 2014 and 2015.

The Company recorded a loss on its interest rate swaps of $0.01 million, $1.2 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in interest expense in the accompanying consolidated statements of operations. Included in the loss for the years ended December 31, 2013, 2012 and 2011 are cash payments upon contract settlement of $2.4 million, $9.2 million and $9.4 million, respectively.

At December 31, 2013, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
January 2014 — December 2014	8,813	$92.98
January 2015 — December 2015	7,979	$86.13

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
January 2014 — December 2014	35,490	$4.20

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
January 2014 — December 2014	8,213	$70.00	$90.20	$100.00
January 2015 — December 2015	2,920	$73.13	$90.82	$103.13

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Natural Gas Collars

	Notional (MMcf)	Collar Range
January 2014 — December 2014	937	$4.00	—	$7.78
January 2015 — December 2015	1,010	$4.00	—	$8.55

14. Asset Retirement Obligations

The following table presents the balance and activity of the asset retirement obligations for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	2013	2012	2011
Asset retirement obligations at January 1	$498,410	$128,116	$119,877
Liability incurred upon acquiring and drilling wells	5,078	7,479	5,716
Liability assumed in acquisition(1)	—	371,365	—
Revisions in estimated cash flows	(3,077)	34,654	7,574
Liability settled or disposed in current period(2)	(113,071)	(72,200)	(14,419)
Accretion(3)	36,777	28,996	9,368
Asset retirement obligations at December 31	424,117	498,410	128,116
Less: current portion	87,063	118,504	32,906
Asset retirement obligations, net of current	$337,054	$379,906	$95,210
____________________

(1)	Represents asset retirement obligations assumed in the acquisitions of oil and natural gas properties in the Gulf of Mexico during the second quarter of 2012.

(2)
Year ended December 31, 2013 includes $45.3 million for the decommissioning of various platforms, pipeline and associated wells in the Gulf of Mexico and $15.2 million of asset retirement obligations disposed in conjunction with the sale of the Permian Properties. Years ended December 31, 2013 and 2012 include the settlement of plugging and abandonment obligations associated with properties in the Gulf of Mexico. Year ended December 31, 2011 includes amounts related to the Permian Basin and east Texas properties sold during 2011.

(3)
Years ended December 31, 2013 and 2012 include accretion attributable to asset retirement obligations assumed in the acquisitions of oil and natural gas properties in the Gulf of Mexico during the second quarter of 2012.

15. Commitments and Contingencies

Operating Leases. The Company has obligations under noncancelable operating leases, primarily for office space and equipment used in drilling and services activities. Total rental expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $3.6 million, $2.6 million and $1.5 million, respectively.

Future minimum payments under noncancelable operating leases (with initial lease terms exceeding one year) as of December 31, 2013 were as follows (in thousands):

Years ending December 31
2014	$3,239
2015	2,988
2016	2,640
2017	1,756
2018	215
$10,838

Rig Commitments. The Company has contracts with third-party drilling rig operators for the use of their rigs at specified day or footage rates. These commitments are not recorded in the consolidated balance sheets. Minimum future commitments as of December 31, 2013 were $20.3 million for 2014 and $1.1 million for 2015.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Oil and Natural Gas Transportation and Throughput Agreements. The Company has subscribed firm gas transportation service under a transportation service agreement on the Midcontinent Express Pipeline, the term of which continues until March 2019. This commitment is not recorded in the consolidated balance sheets. Under the terms of the agreement, the Company is obligated to pay a demand charge and in exchange, obtains the right to flow natural gas production through this pipeline to more competitive marketing areas. The Company also has oil and natural gas throughput agreements in place, which require fixed fees based on minimum volume requirements for the right to flow oil and natural gas through certain pipelines. The amounts of the required payments related to the transportation and throughput agreements as of December 31, 2013 were as follows (in thousands):

Years ending December 31
2014	$19,947
2015	11,794
2016	11,346
2017	11,315
2018	11,315
Thereafter	2,790
$68,507

Natural Gas Gathering Agreement. The Company has a gas gathering agreement with PGC related to its properties located in the Piñon Field in west Texas. Under the gas gathering agreement, the Company has dedicated its west Texas acreage for priority gathering services through June 30, 2029 and will pay a fee for such services. Pursuant to the gas gathering agreement, the base fee can be reduced if certain criteria are met. The table below presents the base fee contractual obligations under this agreement as of December 31, 2013 (in thousands).

Years ending December 31
2014	$42,542
2015	42,334
2016	42,272
2017	41,991
2018	41,825
Thereafter	100,559
$311,523

Development Agreements with Royalty Trusts. The Company’s development agreements with the Permian Trust and Mississippian Trust II obligate the Company to drill, or cause to be drilled, a specified number of wells within an area of mutual interest for each trust by March 31, 2016 and December 31, 2016, respectively. The estimated cost to fulfill the drilling obligations remaining at December 31, 2013 totaled approximately $137.0 million. The Company fulfilled its drilling obligation to SandRidge Mississippian Trust I during 2013.

Treating Agreement. In conjunction with the Century Plant construction agreement, the Company entered into a 30-year treating agreement with Occidental for the removal of CO2 from the Company’s delivered production volumes of natural gas. Under the agreement, the Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the agreement period. At December 31, 2013, approximately 3,000 Bcf of CO2 remained to be delivered. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met. Additionally, if CO2 volumes delivered by the Company over the term of the agreement do not reach 3,200 Bcf, the Company is obligated to pay Occidental $0.70 per Mcf for such undelivered CO2 volumes at the end of the agreement term in 2042. Based upon natural gas production levels in 2013, the Company accrued $32.7 million for amounts related to the Company’s shortfall in meeting its 2013 delivery obligations, which was included in production expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013. Based on current projected natural gas production levels, the Company expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations. Due to the sensitivity of drilling activity to market prices for natural gas, the Company is unable to estimate additional amounts it may be obligated to pay under the agreement in subsequent periods; however, if natural gas prices remain low, drilling activity will likely remain very limited, which would result in additional shortfall payments in future periods.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Risks and Uncertainties. The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company enters into derivative arrangements in order to mitigate a portion of the effect of this price volatility on the Company’s cash flows. See Note 13 for the Company’s open oil and natural gas commodity derivative contracts.

Production targets contained in certain gathering and treating agreements require the Company to incur capital expenditures or make associated shortfall payments, as discussed above. The Company depends on cash flows from operating activities, funding commitments from third parties for drilling carries and, as necessary, borrowings under its senior credit facility to fund its capital expenditures. Additionally, the Company may use proceeds from the issuance of equity and debt securities in the capital markets and from the sales or other monetizations of assets to fund its capital expenditures. Based on current cash balances, including proceeds received from the sale of certain of the Company’s subsidiaries that owned its Gulf of Mexico and Gulf Coast oil and natural gas properties (collectively, the “Gulf Properties”), cash flows from operating activities and funding commitments from third parties for drilling carries, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for 2014; However, a substantial or extended decline in oil, natural gas or NGL prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, which could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility. See Note 12 for discussion of the financial covenants in the senior credit facility.
Litigation and Claims. On April 5, 2011, Wesley West Minerals, Ltd. and Longfellow Ranch Partners, LP filed suit against the Company and SandRidge Exploration and Production, LLC (collectively, the “SandRidge Entities”) in the 83rd District Court of Pecos County, Texas. The plaintiffs, who have leased mineral rights to the SandRidge Entities in Pecos County, allege that the SandRidge Entities have not properly paid royalties on all volumes of natural gas and CO 2 produced from the acreage leased from the plaintiffs. The plaintiffs also allege that the SandRidge Entities have inappropriately failed to pay royalties on CO2 produced from the plaintiffs' acreage that results from the treatment of natural gas at the Century Plant. The plaintiffs seek approximately $45.5 million in actual damages for the period of time between January 2004 and December 2011, punitive damages and a declaration that the SandRidge Entities must pay royalties on CO 2 produced from the plaintiffs' acreage that results from treatment of natural gas at the Century Plant. The Commissioner of the General Land Office of the State of Texas (“GLO”) is named as an additional defendant in the lawsuit as some of the affected oil and natural gas leases described in the plaintiffs' allegations cover mineral classified lands in which the GLO is entitled to one-half of the royalties attributable to such leases. The GLO has filed a cross-claim against the SandRidge Entities asserting the same claims as the plaintiffs with respect to the leases covering mineral classified lands and seeking approximately $13.0 million in actual damages, inclusive of penalties and interest. On February 5, 2013, the Company received a favorable summary judgment ruling that effectively removes a majority of the plaintiffs' and GLO's claims. On April 29, 2013, the court entered an order allowing for an interlocutory appeal of its summary judgment ruling. The Company intends to continue to defend the remaining issues in this lawsuit as well as any appellate proceedings. At the time of the ruling on summary judgment, the lawsuit was still in the discovery stage and, accordingly, an estimate of reasonably possible losses associated with the remaining causes of action, if any, cannot be made until all of the facts, circumstances and legal theories relating to such claims and the SandRidge Entities' defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On August 4, 2011, Patriot Exploration, LLC, Jonathan Feldman, Redwing Drilling Partners, Mapleleaf Drilling Partners, Avalanche Drilling Partners, Penguin Drilling Partners and Gramax Insurance Company Ltd. filed a lawsuit against the Company, SandRidge Exploration and Production, LLC (“SandRidge E&P”) and certain current and former directors and senior executive officers of the Company (collectively, the “defendants”) in the U.S. District Court for the District of Connecticut. On October 28, 2011, the plaintiffs filed an amended complaint alleging substantially the same allegations as those contained in the original complaint. The plaintiffs allege that the defendants made false and misleading statements to U.S. Drilling Capital Management LLC and to the plaintiffs prior to the entry into a participation agreement among Patriot Exploration, LLC, U.S. Drilling Capital Management LLC and SandRidge E&P, which provided for the investment by the plaintiffs in certain of SandRidge E&P's oil and natural gas properties. To date, the plaintiffs have invested approximately $16.0 million under the participation agreement. The plaintiffs seek compensatory and punitive damages and rescission of the participation agreement. On November 28, 2011, the defendants filed a motion to dismiss the amended complaint. On June 29, 2013, the court granted in part and denied in part the defendants’ motion. The Company and the other defendants intend to defend this lawsuit vigorously and believe the plaintiffs' claims are without merit. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

•
Lisa Ezell, Jefferson L. Mangus, and Tyler D. Mangus v. Tom L. Ward, et al., and SandRidge Energy, Inc., Nominal Defendant - filed on March 22, 2013 in the U.S. District Court for the Western District of Oklahoma

Each lawsuit identified above was filed derivatively on behalf of the Company and names as defendants current and former directors of the Company. The Hefner lawsuit also names as defendants certain current and former directors and senior executive officers of the Company. All seven lawsuits assert overlapping claims - generally that the defendants breached their fiduciary duties, mismanaged the Company, wasted corporate assets, and engaged in, facilitated or approved self-dealing transactions in breach of their fiduciary obligations. The Depuy lawsuit also alleges violations of federal securities laws in connection with the Company allegedly filing and distributing certain misleading proxy statements. The lawsuits seek, among other relief, injunctive relief related to the Company's corporate governance and unspecified damages.

On April 10, 2013, the U.S. District Court for the Western District of Oklahoma consolidated the Levine, Depuy, Elliot, Brothers, and Ezell actions (the “Federal Shareholder Derivative Litigation”) under the caption “In re SandRidge Energy, Inc. Shareholder Derivative Litigation,” appointed a lead plaintiff and lead counsel, and ordered the lead plaintiff to file a consolidated complaint by May 1, 2013. On June 3, 2013, the Company and the individual defendants filed their respective motions to dismiss the consolidated complaint. On September 11, 2013, the court granted the defendants’ respective motions to dismiss the consolidated complaint without prejudice, and granted plaintiffs leave to file an amended consolidated complaint. The plaintiffs filed an amended consolidated complaint on October 9, 2013, in which plaintiffs allege that: (i) the Company’s former Chief Executive Officer (“CEO”), Tom Ward, breached his fiduciary duties by usurping corporate opportunities, (ii) certain of the Company’s current and former directors breached their fiduciary duties of care, (iii) Mr. Ward and certain of the Company’s current and former directors wasted corporate assets, (iv) certain entities allegedly affiliated with Mr. Ward aided and abetted Mr. Ward’s breaches of fiduciary duties, (v) Mr. Ward and entities allegedly affiliated with Mr. Ward misappropriated the Company’s confidential and proprietary information, and (vi) entities allegedly affiliated with Mr. Ward were unjustly enriched. The defendants have filed respective motions to dismiss the amended consolidated complaint, which are pending before the court.

The Company and the individual defendants in the Hefner and Romano actions (the “State Shareholder Derivative Litigation”) moved to stay each of the actions in favor of the Federal Shareholder Derivative Litigation, in order to avoid duplicative proceedings, and also requested, in the alternative, the dismissal of the State Shareholder Derivative Litigation.

On June 19, 2013, the court stayed the Hefner action until at least November 29, 2013. The court subsequently lifted its stay for purposes of hearing and deciding the defendants’ respective motions to dismiss. On September 18, 2013, the court denied the defendants’ motions to dismiss.

On May 8, 2013, the court stayed the Romano action pending further order of the court. On October 31, 2013, the plaintiff filed a motion to lift the stay, which was denied by the court on February 7, 2014.

Because the Federal Shareholder Derivative Litigation and the State Shareholder Derivative Litigation are in the early stages, an estimate of reasonably possible losses associated with each of them, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to these actions.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

On December 5, 2012, James Glitz and Rodger A. Thornberry, on behalf of themselves and all other similarly situated stockholders, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and certain current and former executive officers of the Company. On January 4, 2013, Louis Carbone, on behalf of himself and all other similarly situated stockholders, filed a substantially similar putative class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation” (the “Securities Litigation”) and appointed a lead plaintiff and lead counsel. On July 23, 2013, plaintiffs filed a consolidated amended complaint, which asserts a variety of federal securities claims against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of the Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) in or traceable to its initial public offering on or about April 23, 2012. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves, the Company's capital expenditures, and certain transactions entered into by companies allegedly affiliated with the Company's former CEO Tom Ward. The defendants have filed respective motions to dismiss the consolidated amended complaint, which are pending before the court. Because the Securities Litigation is in the early stages, an estimate of reasonably possible losses associated with it, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to the Securities Litigation. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with the Securities Litigation.

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

On December 18, 2013, the Company received a subpoena duces tecum from the U.S. Department of Justice in connection with an ongoing investigation of possible violations of antitrust laws in connection with the purchase or lease of land, oil or gas rights.  The Company is cooperating with the investigation.

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

16. Equity

Preferred Stock

The following table presents information regarding the Company’s preferred stock (in thousands):

	December 31,
	2013	2012
Shares authorized	50,000	50,000
Shares outstanding at end of period
8.5% Convertible perpetual preferred stock	2,650	2,650
6.0% Convertible perpetual preferred stock	2,000	2,000
7.0% Convertible perpetual preferred stock	3,000	3,000

The Company is authorized to issue 50.0 million shares of preferred stock, $0.001 par value, of which 7.7 million shares are designated as convertible perpetual preferred stock at December 31, 2013 and 2012. All of the outstanding shares of the Company’s convertible perpetual preferred stock were issued in private transactions, but are now freely tradable, to the extent not owned by affiliates.

Each outstanding share of convertible perpetual preferred stock is convertible at the holder’s option at any time into shares of the Company’s common stock at the specified conversion rate, subject to customary adjustments in certain circumstances. Each holder is entitled to an annual dividend payable semi-annually in cash, common stock or a combination thereof, at the Company’s election. After a specified conversion date, the Company may cause all outstanding shares of the convertible perpetual preferred stock to convert automatically into common stock at the then-prevailing conversion rate if certain conditions are met. The convertible perpetual preferred stock is not redeemable by the Company at any time. The following table summarizes information about each series of the Company’s convertible perpetual preferred stock:

	Convertible Perpetual Preferred Stock
	8.5%	6.0%	7.0%
Liquidation preference per share	$100.00	$100.00	$100.00
Annual dividend per share	$8.50	$6.00	$7.00
Conversion rate per share to common stock	12.4805	9.2115	12.8791
Conversion date to common stock at Company's option(1)	February 20, 2014	December 21, 2014	November 20, 2015
____________________

(1)	Conversion is dependent on certain factors, including the Company’s stock trading above specified prices for a set period.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Preferred stock dividends. All dividend payments to date on the Company’s 8.5%, 6.0% and 7.0% convertible perpetual preferred stock have been paid in cash. Paid and unpaid dividends included in the calculation of (loss applicable) income available to the Company’s common stockholders and the Company’s basic (loss) earnings per share calculation for the years ended December 31, 2013, 2012 and 2011 as presented in the accompanying consolidated statements of operations, are included in tables below (in thousands):

	Dividends Paid	Dividends Unpaid	Total
Year Ended December 31, 2013
8.5% Convertible perpetual preferred stock	$14,078	$8,447	$22,525
6.0% Convertible perpetual preferred stock	6,500	5,500	12,000
7.0% Convertible perpetual preferred stock	18,375	2,625	21,000
Total	$38,953	$16,572	$55,525
Year Ended December 31, 2012
8.5% Convertible perpetual preferred stock	$14,078	$8,447	$22,525
6.0% Convertible perpetual preferred stock	6,500	5,500	12,000
7.0% Convertible perpetual preferred stock	18,375	2,625	21,000
Total	$38,953	$16,572	$55,525
Year Ended December 31, 2011
8.5% Convertible perpetual preferred stock	$14,078	$8,447	$22,525
6.0% Convertible perpetual preferred stock	6,500	5,500	12,000
7.0% Convertible perpetual preferred stock	18,433	2,625	21,058
Total	$39,011	$16,572	$55,583

Common Stock

The following table presents information regarding the Company’s common stock (in thousands):

	December 31,
	2013	2012
Shares authorized	800,000	800,000
Shares outstanding at end of period	490,290	490,359
Shares held in treasury	1,319	1,219

On April 17, 2012, the Company issued approximately 74.0 million shares of SandRidge common stock to satisfy the stock portion of the consideration paid in the Dynamic Acquisition. See Note 3 for further discussion of the Dynamic Acquisition.

Stockholder Rights Plan

On November 19, 2012, the Company’s Board adopted a stockholder rights plan pursuant to which the Board authorized and declared to stockholders of record on November 29, 2012 a dividend of one preferred share purchase right (the “Right”) for each outstanding share of common stock. Effective April 29, 2013, at the direction of the Board, the Company amended the stockholder rights plan to accelerate the expiration date of the Rights to April 29, 2013, resulting in expiration of the Rights and termination of the stockholder rights plan.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Treasury Stock

The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The following table shows the number of shares withheld for taxes and the associated value of those shares for the years ended December 31, 2013, 2012 and 2011. These shares were accounted for as treasury stock when withheld, and then immediately retired.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Number of shares withheld for taxes	5,679	1,547	1,176
Value of shares withheld for taxes	$30,126	$11,312	$10,834

Shares of Company common stock held as assets in a trust for the Company’s non-qualified deferred compensation plan are accounted for as treasury shares. These shares are not included as outstanding shares of common stock for accounting purposes. For corporate purposes, including for the purpose of voting at Company stockholder meetings, these shares are considered outstanding and have voting rights, which are exercised by the Company.

Stockholder Receivable

On November 9, 2012, Tom L. Ward, the Company’s Chairman and CEO at that time, and the Company entered into a settlement agreement with a stockholder plaintiff relating to a third-party claim under Section 16(b) of the Securities Exchange Act of 1934, as amended. The claim was filed in December 2010 and related to certain transactions involving Company common stock entered into by Mr. Ward in 2008 and 2009. The settlement agreement found no liability or other wrongdoing under Section 16(b) regarding the transactions in question. Under the settlement agreement, Mr. Ward agreed to pay to the Company $5.0 million in four installments over four years commencing October 2013 and to waive his rights under his indemnification agreement with the Company with respect to this Section 16(b) action. The Company agreed to pay the fees of the plaintiff’s lawyers and paid Mr. Ward’s legal expenses as required under his indemnification agreement.

Based on the nature of the settlement as well as Mr. Ward’s position as an officer of the Company at that time, a receivable was recorded as a component of additional paid-in capital. Amounts receivable from Mr. Ward at December 31, 2013 and 2012 of $3.8 million and $5.0 million, respectively, are included in the accompanying consolidated balance sheets.

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Restricted stock activity for the years ended December 31, 2013, 2012 and 2011 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2010	9,476	$10.89
Granted	8,003	$8.95
Vested	(3,270)	$12.91
Forfeited / Canceled	(823)	$9.17
Unvested restricted shares outstanding at December 31, 2011	13,386	$9.34
Granted	7,604	$7.46
Vested	(4,394)	$10.73
Forfeited / Canceled	(1,268)	$8.54
Unvested restricted shares outstanding at December 31, 2012	15,328	$8.07
Granted	7,462	$6.32
Vested	(13,395)	$7.85
Forfeited / Canceled	(1,752)	$7.33
Unvested restricted shares outstanding at December 31, 2013	7,643	$6.92

For the years ended December 31, 2013, 2012 and 2011, the Company recognized equity compensation expense of $82.8 million, $39.7 million, and $36.0 million, net of $5.5 million, $7.5 million, and $7.6 million capitalized, respectively, related to restricted common stock. Amounts recognized during the year ended December 31, 2013 include approximately $48.5 million recognized in connection with the separation of certain former executives from the Company.

The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011, was $71.6 million, $32.1 million and $30.2 million, respectively. As of December 31, 2013, there was approximately $37.0 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years. The Company had approximately 9.6 million shares available for grant under its existing incentive compensation plan at December 31, 2013.

See Note 17 for discussion of the Company’s performance units.

17. Incentive, Retirement and Deferred Compensation Plans

Annual Incentive Plan. In June 2013, the Compensation Committee of the Company’s Board (the “Compensation Committee”) approved an annual incentive plan effective June 2013 for all employees and discontinued the Company’s then existing cash bonus program with final payments under the program of approximately $10.9 million made in July 2013. For certain members of management, the annual incentive plan incorporates objective performance criteria, individual performance goals and competitive target award levels for the 2013 performance year with payout percentages ranging from 0% to 200% of specified target levels based on actual performance. As of December 31, 2013, the Company had accrued approximately $30.2 million for the 2013 annual incentive for all employees, including an accrual for an annual incentive for specified members of management based on actual performance compared to target levels specified in the annual incentive plan.

Performance Units. In July 2013, subsequent to approval by the Compensation Committee, the Company granted 31,142 performance units to certain members of senior management under the Company’s existing long-term incentive plan which vest over a performance period from July 2013 to December 2015. The value, and ultimate payout, of the performance units is determined based upon the Company’s total shareholder return relative to that of a predetermined peer group over a specific performance period. If performance exceeds the minimum thresholds, payout percentages could range from 50% to 200% of specified target values. If minimum target thresholds are not met, the payout is reduced to zero.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The performance units are valued for accounting purposes using a Monte Carlo simulation based on certain assumptions, including (i) a volatility assumption based on the historical realized price volatility of the Company’s common stock and the common stock of the predetermined peer group and (ii) a risk-free interest rate based on the U.S. Treasury bond yields for a term commensurate with the approximate remaining vesting period. As of December 31, 2013, the Company had a liability of $1.8 million, equal to the fair value of the portion of performance units for which requisite service has been completed. The following table presents a summary of the fair value of the performance units and the related assumptions as of December 31, 2013.

Expected price volatility range	27.0%	-	44.8%
Risk-free interest rate			0.4%
Fair value per unit (at grant date)			$69.38
Fair value per unit (at December 31, 2013)			$97.06
For the year ended December 31, 2013, the Company recognized equity compensation expense of $1.6 million, net of $0.2 million capitalized, related to performance units. The total fair value of the 12,178 performance units that vested during the year ended December 31, 2013 was $1.2 million. There were no performance units forfeited during 2013. As of December 31, 2013, there was approximately $1.2 million of unrecognized compensation cost related to unvested performance units, which is expected to be recognized over a weighted average period of 2.0 years.

Deferred Compensation Plans. The Company maintains a 401(k) retirement plan for its employees. Under the plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by regulations promulgated by the Internal Revenue Service (“IRS”). For the years ended December 31, 2013, 2012 and 2011, the Company made matching contributions of cash purchases of Company stock to the plan equal to 100% on the first 15% of employee deferred wages. Retirement plan expense for the years ended December 31, 2013, 2012 and 2011 was approximately $11.0 million, $11.4 million and $7.4 million, respectively.

The Company maintains a non-qualified deferred compensation plan that allows eligible highly compensated employees to elect to defer income exceeding the IRS annual limitations on qualified 401(k) retirement plans. The Company makes matching contributions on non-qualified contributions up to a maximum of 15% of employee compensation. For the years ended December 31, 2013, 2012 and 2011, employer contributions of cash purchases of Company stock were approximately $2.7 million, $3.5 million and $3.1 million, respectively.

Any assets placed in trust by the Company to fund future obligations of the Company’s non-qualified deferred compensation plan are subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the Company as to their own deferred compensation in, and the Company’s contributions to, the plan.

18. Income Taxes

The Company’s income tax provision (benefit) consisted of the following components for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$3,842	$(72)	$618
State	1,842	(2)	551
	5,684	(74)	1,169
Deferred
Federal	—	(97,410)	(6,447)
State	—	(2,878)	(539)
	—	(100,288)	(6,986)
Total provision (benefit)	5,684	(100,362)	(5,817)
Less: income tax provision attributable to noncontrolling interest	308	304	109
Total provision (benefit) attributable to SandRidge Energy, Inc.	$5,376	$(100,666)	$(5,926)

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

A reconciliation of the provision (benefit) for income taxes at the statutory federal tax rate to the Company’s actual income tax benefit is as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Computed at federal statutory rate	$(178,078)	$51,173	$54,800
State taxes, net of federal benefit	(886)	8,913	5,231
Non-deductible expenses	2,589	7,247	6,394
Stock-based compensation	7,611	7,172	8,229
Net effects of consolidating the non-controlling interests’ tax provisions	(13,901)	(37,047)	(19,120)
Bargain purchase gain	—	(42,944)	—
Impairment of non-deductible goodwill	—	71,885	—
Change in valuation allowance	188,599	(66,429)	(51,631)
Valuation allowance release	—	(100,288)	(5,290)
Other	(558)	(348)	(4,539)
Total provision (benefit) attributable to SandRidge Energy, Inc.	$5,376	$(100,666)	$(5,926)

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. As of December 31, 2008, the Company determined it was appropriate to record a full valuation allowance against its net deferred tax asset. During the year ended December 31, 2012, the Company recorded a net deferred tax liability of $100.3 million associated with the Dynamic Acquisition and released a corresponding portion of the previously recorded valuation allowance. In the second quarter of 2011, the Company completed its valuation of assets acquired and liabilities assumed related to the acquisition of Arena in order to finalize the purchase price allocation. In connection therewith, the Company adjusted the previously recorded net deferred tax liability associated with the acquisition of Arena by recording an additional net deferred tax liability of $7.0 million and released a corresponding portion of its previously recorded valuation allowance. The partial releases of the valuation allowance in 2012 and 2011 were based on management’s assessment that it is more likely than not that the Company will realize a benefit from more of its existing deferred tax assets as the Dynamic and Arena deferred tax liabilities are available to offset the reversal of the Company’s deferred tax assets. Although the Company had a full valuation allowance against its net deferred tax asset at each year December 31, 2013, 2012 and 2011, the partial releases of the valuation allowance resulted in a deferred tax benefit in 2012 and 2011. The Company continues to closely monitor all available evidence in making its determination for the need to maintain a valuation allowance against its net deferred tax asset.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax liabilities
Investments(1)	$301,447	$334,331
Property, plant and equipment	180,140	198,424
Derivative contracts	—	24,819
Total deferred tax liabilities	481,587	557,574
Deferred tax assets
Derivative contracts	3,692	—
Allowance for doubtful accounts	20,358	17,713
Net operating loss carryforwards	973,675	859,328
Litigation settlement	355	7,200
Compensation and benefits	24,895	13,935
Alternative minimum tax credits and other carryforwards	46,624	42,242
Asset retirement obligations	147,626	172,229
Under-delivery obligation	15,012	—
Other	2,801	2,193
Total deferred tax assets	1,235,038	1,114,840
Valuation allowance	(753,451)	(557,266)
Net deferred tax liability	$—	$—
____________________

(1)	Includes the Company’s deferred tax liability resulting from its investment in the Royalty Trusts. See Note 4 for further discussion of the Royalty Trusts.

As of December 31, 2013, the Company had approximately $13.1 million of alternative minimum tax credits available that do not expire. In addition, the Company had approximately $2.6 billion of federal net operating loss carryovers that expire during the years 2023 through 2033. Excess tax benefits of approximately $16.3 million associated with the vesting of restricted stock awards are included in the federal net operating loss carryovers, but will not be recognized as a tax benefit recorded to additional paid-in capital until realized.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced an ownership change within the meaning of IRC Section 382 on December 31, 2008. The ownership change subjected certain of the Company’s tax attributes, including $298.4 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. The Company experienced a subsequent ownership change within the meaning of IRC Section 382 on July 16, 2010 as a result of the acquisition of Arena. The subsequent ownership change resulted in a more restrictive limitation on certain of the Company’s tax attributes than with the December 31, 2008 ownership change. The more restrictive limitation applies not only to the $298.4 million of federal net operating loss carryforwards and certain other tax attributes existing at December 31, 2008, but also to net operating losses of approximately $629.8 million and certain other tax attributes generated in periods following the December 31, 2008 ownership change. The subsequent limitation could result in a material amount of existing loss carryforwards expiring unused. Arena also experienced an ownership change on July 16, 2010 as a result of its acquisition by the Company. This ownership change resulted in a limitation on Arena’s net operating loss carryforwards of $119.9 million available to the Company. None of the limitations discussed above resulted in a current federal tax liability at December 31, 2013 or 2012.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

At December 31, 2013 and 2012, respectively, the Company had a liability of approximately $1.4 million and $1.3 million for unrecognized tax benefits. If recognized, approximately $0.9 million, net of federal tax expense, would be recorded as a reduction of income tax expense and would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012
Unrecognized tax benefit at January 1	$1,330	$1,758
Changes to unrecognized tax benefits related to the current year	262	—
Changes to unrecognized tax benefits related to a prior year	(210)	(428)
Unrecognized tax benefit at December 31	$1,382	$1,330

Consistent with its policy to record interest and penalties on income taxes as a component of the income tax provision, the Company has included approximately $(0.1) million, $0.03 million and $0.1 million of accrued gross interest with respect to unrecognized tax benefits in its accompanying consolidated statements of operations during the years ended December 31, 2013, 2012 and 2011, respectively. The Company had a corresponding accrued liability of $0.1 million and $0.2 million for interest and penalties relating to uncertain tax positions at December 31, 2013 and 2012, respectively.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2010 to present remain open for federal examination. Additionally, various tax years remain open beginning with tax year 2003 due to federal net operating loss carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years. Currently, several examinations are in progress. The Company does not anticipate that any federal or state audits will have a significant impact on the Company’s results of operations or financial position. As a result of ongoing negotiations pertaining to the Company’s current state audits, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may decrease within the next twelve months by approximately $0.8 million.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

19. Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average shares outstanding during the period, but also include the dilutive effect of awards of restricted stock, using the treasury stock method, and outstanding convertible preferred stock. Under the treasury stock method, the amount of unrecognized compensation expense related to unvested stock-based compensation grants is assumed to be used to repurchase shares at the average market price. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2011
Basic earnings per share	$52,482	398,851	$0.13
Effect of dilutive securities
Restricted stock	—	7,794
Diluted earnings per share	$52,482	406,645	$0.13
Year Ended December 31, 2012
Basic earnings per share	$86,046	453,595	$0.19
Effect of dilutive securities
Restricted stock	—	2,420
Diluted earnings per share	$86,046	456,015	$0.19
Year Ended December 31, 2013
Basic loss per share	$(609,414)	481,148	$(1.27)
Effect of dilutive securities
Restricted stock(1)	—	—
Diluted loss per share	$(609,414)	481,148	$(1.27)
____________________

(1)	Restricted stock awards covering 0.5 million shares were excluded from the computation of loss per share because their effect would have been antidilutive.

In computing diluted earnings per share, the Company evaluated the if-converted method with respect to its outstanding 8.5%, 6.0% and 7.0% convertible perpetual preferred stock for the years ended December 31, 2013, 2012, and 2011. See Note 16 for discussion of the Company’s convertible perpetual preferred stock. Under the if-converted method, the Company assumes the conversion of the preferred stock to common stock and determines if this is more dilutive than including the preferred stock dividends (paid and unpaid) in the computation of income available to common stockholders. For the years ended December 31, 2013, 2012 and 2011, the Company determined the if-converted method was antidilutive and included the 8.5%, 6.0% and 7.0% preferred stock dividends in the determination of (loss applicable) income available to common stockholders.

As discussed in Note 16, the Company’s Board adopted a stockholder rights plan in November 2012 under which holders of common stock were issued Rights. As the contingency for exercising these Rights had not been met as of December 31, 2012, the Company did not include the conversion of any Rights in its computation of diluted earnings per share for the year ended December 31, 2012. The Rights expired and the stockholder rights plan was terminated in 2013.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

20. Related Party Transactions

The Company enters into transactions in the ordinary course of business with certain related parties. These transactions primarily consist of sales of oil and natural gas. See Note 6 and Note 10 for accounts receivable and accounts payable, respectively, attributable to related party transactions. During the years ended December 31, 2013, 2012 and 2011, sales to and reimbursements from related parties were $1.6 million, $12.8 million and $21.5 million, respectively. These amounts primarily relate to sales of natural gas from the Permian Properties, which were sold in February 2013, to the Company’s partner in GRLP.

Former Chairman and CEO Severance. On June 28, 2013, Tom L. Ward separated employment from the Company. In accordance with the terms of Mr. Ward’s employment agreement, the Company paid $57.9 million in severance and accelerated the vesting of approximately 6.3 million shares of restricted stock awards, resulting in $36.8 million of compensation expense, during the third quarter of 2013. Additionally, and in accordance with the agreement, the Company will pay Mr. Ward approximately $4.6 million in 36 monthly installments beginning in January 2014. See Note 16 for discussion of the stockholder receivable due from Mr. Ward.

Other Employee Termination Benefits. During 2013, certain employees received termination benefits, including severance and accelerated stock vesting, upon separation of service from the Company. Employee termination benefits, excluding amounts attributable to the Company’s former chairman and CEO, were $23.2 million for the year ended December 31, 2013.

Oklahoma City Thunder Agreements. The Company’s former Chairman and CEO and one of its directors own minority interests in a limited liability company that owns and operates the Oklahoma City Thunder basketball team. The Company was party to a sponsorship agreement, whereby it paid approximately $3.3 million per year for advertising and promotional activities related to the Oklahoma City Thunder, which terminated with the conclusion of the 2012-2013 season.

Office Lease. In July 2012, the Company entered into a commercial lease to rent space in a building owned by an entity that is partially owned by one of the Company’s directors. The terms provide for an initial lease term of three years with annual rent of approximately $0.5 million. Any renovation costs paid by the Company with respect to the leased space are applied toward future rent payments. As of December 31, 2013, the Company has made renovations costing approximately $3.3 million. The terms of the lease were reviewed and approved by the disinterested members of the Board and the Company believes that the rent expense to be paid under the lease is at a fair market rate.

2014 Divestiture. See Note 21 for discussion of sale of the Company’s Gulf Properties to Fieldwood Energy LLC, a portfolio company of Riverstone Holdings LLC, affiliates of which own a significant number of shares of the Company’s common stock.

21. Subsequent Events

Sale of Permian Trust Units. On January 9, 2014, the Company sold the remainder of the Permian Trust common units it owned in a transaction exempt from registration pursuant to Rule 144 under the Securities Act for total proceeds of $22.1 million. Subsequent to the sale, the Company owned an approximate 25.0% beneficial interest in the Permian Trust which was attributable to its ownership of the subordinated units.

Royalty Trust Distributions. On January 30, 2014, the Royalty Trusts announced quarterly distributions for the three-month period ended December 31, 2013. The following distributions will be paid on February 28, 2014 to holders of record as of the close of business on February 14, 2014 (in thousands):

Royalty Trust	Total Distribution	Amount to be Distributed to Third-Party Unitholders
Mississippian Trust I	$10,508	$10,242
Permian Trust	33,677	25,239
Mississippian Trust II	24,160	17,637
Total	$68,345	$53,118

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Sale of Gulf Properties. On February 25, 2014, the Company sold certain of its subsidiaries that own the Company’s Gulf Properties, for $750.0 million, subject to purchase price and post-closing adjustments, and the buyer’s assumption of approximately $370.0 million of related asset retirement obligations to Fieldwood Energy LLC. This transaction is not expected to result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company will record the proceeds as a reduction of its full cost pool with no gain or loss on the sale.

Under the agreement, the Company has agreed to guarantee certain plugging and abandonment obligations associated with the Gulf Properties to the Bureau of Ocean Energy Management for a period of up to one year from the date of closing. The Company recorded a liability equal to the fair value of the guarantee at the time the transaction closed. As of December 31, 2013, the fair value of the guarantee was approximately $9.0 million. As part of the agreement, the buyer has agreed to indemnify the Company for any costs it may incur as a result of the guarantee. Additionally, the buyer of the Gulf Properties will maintain restricted deposits, totaling approximately $27.9 million, that have been placed in escrow for plugging and abandonment obligations associated with the Gulf Properties for a period of up to one year from the closing date. Upon expiration of the guarantee, the Company will receive payment for half of such restricted deposits, or approximately $14.0 million from the purchaser.

In conjunction with the divestiture of the Gulf Properties, the Company settled a portion of its existing oil derivative contracts in January and February 2014 prior to their respective maturities to reduce production volumes covered by derivative contracts in proportion to the anticipated reduction in production volumes due to the sale, which resulted in cash payments of approximately $69.6 million.

The following unaudited pro forma combined results of operations for the year ended December 31, 2013 are presented as though the Company divested of the Gulf Properties as of January 1, 2013. The pro forma combined results of operations for the year ended December 31, 2013 has been prepared by adjusting the historical results of the Company to include the historical results of the acquired properties and estimates of the effect of the transaction on the combined results. The supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved had the transaction been in effect for the periods presented. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

Year Ended December 31,
2013
(In thousands, except per share data)
(Unaudited)
Revenues	$1,356,152
Net loss(1)	$(1,068,664)
Loss attributable to SandRidge Energy, Inc. common stockholders(1)	$(1,028,055)
Loss per common share(1)
Basic	$(2.25)
Diluted	$(2.25)
____________________

(1)
Includes pro forma ceiling impairment of $441.0 million, including $80.0 million allocated to noncontrolling interest and $361.0 million attributable to SandRidge Energy, Inc., for the year ended December 31, 2013.

For the year ended December 31, 2013, the Gulf Properties had associated production, revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations, and general and administrative expenses, of 10.1 MMBoe, $627.2 million and $492.0 million, respectively.

22. Business Segment Information

The Company has three business segments: exploration and production, drilling and oil field services and midstream services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the activities of the Royalty Trusts. The drilling and oil field services segment is engaged in the contract drilling of oil and natural gas wells and provides various oil field services. The midstream services segment is engaged in the purchasing, gathering, treating and selling of natural gas and coordinates the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent. The All Other column in the tables below includes items not related to the Company’s reportable segments, including the Company’s corporate operations.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations.
Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)	Drilling and Oil Field Services(2)	Midstream Services(3)	All Other(4)	Consolidated Total
Year Ended December 31, 2013
Revenues	$1,834,480	$187,456	$179,989	$3,127	$2,205,052
Inter-segment revenue	(320)	(120,815)	(100,529)	—	(221,664)
Total revenues	$1,834,160	$66,641	$79,460	$3,127	$1,983,388
Income (loss) from operations	$62,509	$(40,155)	$(21,567)	$(169,788)	$(169,001)
Interest income (expense), net	1,168	—	(209)	(271,193)	(270,234)
Loss on extinguishment of debt	—	—	—	(82,005)	(82,005)
Other income (expense), net	5,487	—	(3,222)	10,180	12,445
Income (loss) before income taxes	$69,164	$(40,155)	$(24,998)	$(512,806)	$(508,795)
Capital expenditures(5)	$1,319,012	$7,125	$55,706	$42,040	$1,423,883
Depreciation, depletion, amortization and accretion	$605,242	$33,291	$7,972	$20,140	$666,645
At December 31, 2013
Total assets	$6,157,225	$158,737	$188,165	$1,180,668	$7,684,795
Year Ended December 31, 2012
Revenues	$2,571,544	$379,345	$116,659	$4,356	$3,071,904
Inter-segment revenue	(403)	(262,712)	(77,824)	—	(340,939)
Total revenues	$2,571,141	$116,633	$38,835	$4,356	$2,730,965
Income (loss) from operations	$518,144	$11,911	$(73,027)	$(131,832)	$325,196
Interest income (expense), net	1,286	—	(559)	(304,076)	(303,349)
Bargain purchase gain	122,696	—	—	—	122,696
Loss on extinguishment of debt	—	—	—	(3,075)	(3,075)
Other income, net	1,868	—	—	2,873	4,741
Income (loss) before income taxes	$643,994	$11,911	$(73,586)	$(436,110)	$146,209
Capital expenditures(5)	$1,951,490	$27,527	$80,413	$114,552	$2,173,982
Depreciation, depletion, amortization and accretion	$598,101	$34,677	$7,188	$17,864	$657,830
At December 31, 2012
Total assets	$8,681,056	$199,523	$151,492	$758,660	$9,790,731
Year Ended December 31, 2011
Revenues	$1,237,565	$390,485	$183,912	$10,535	$1,822,497
Inter-segment revenue	(265)	(287,187)	(118,731)	(1,101)	(407,284)
Total revenues	$1,237,300	$103,298	$65,181	$9,434	$1,415,213
Income (loss) from operations	$521,117	$10,341	$(12,975)	$(89,470)	$429,013
Interest income (expense), net	509	(95)	(611)	(237,135)	(237,332)
Loss on extinguishment of debt	—	—	—	(38,232)	(38,232)
Other income (expense), net	3,601	—	(485)	6	3,122
Income (loss) before income taxes	$525,227	$10,246	$(14,071)	$(364,831)	$156,571
Capital expenditures(5)	$1,697,691	$25,674	$38,514	$54,615	$1,816,494
Depreciation, depletion, amortization and accretion	$328,753	$32,582	$4,650	$14,259	$380,244
____________________

(1)	Income from operations includes impairment of the Company’s goodwill of $235.4 million for the year ended December 31, 2012.

(2)	For the year ended December 31, 2013, loss from operations includes impairment of $11.1 million on certain drilling assets.

(3)
For the years ended December 31, 2013 and 2012, loss from operations includes impairments of the Company’s gas treating plants in west Texas and other midstream assets of $3.9 million and $59.7 million, respectively.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

(4)
For the year ended December 31, 2013, loss from operations includes a $2.9 million impairment of a corporate asset and an $8.3 million impairment of the Company’s CO2 compression facilities. For the year ended December 31, 2012, loss from operations includes a $19.6 million impairment of the Company’s CO2 compression facilities.

(5)	On an accrual basis and exclusive of acquisitions.

Major Customers. For the years ended December 31, 2013, 2012 and 2011, the Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	2013
	Sales	% of Revenue
Plains Marketing, L.P.	$491,258	24.8%
Shell Trading (US) Company	$347,422	17.5%
Atlas Pipeline Mid-Continent West OK LLC	$211,838	10.7%

	2012
	Sales	% of Revenue
Occidental Petroleum Corporation	$829,081	30.4%
Plains Marketing, L.P.	$426,339	15.6%
Enterprise Crude Oil, LLC	$394,162	14.4%

	2011
	Sales	% of Revenue
Enterprise Crude Oil, LLC	$319,277	22.6%
Plains Marketing, L.P.	$276,285	19.5%

Plains Marketing, L.P., Shell Trading (US) Company, Atlas Pipeline Mid-Continent West OK LLC, and Enterprise Crude Oil, LLC are purchasers of oil, natural gas and NGLs sold by the Company’s exploration and production segment. Sales to Occidental primarily represent construction contract revenues recognized by the exploration and production segment in conjunction with substantial completion of the Century Plant.

23. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of December 31, 2013, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s outstanding Senior Fixed Rate Notes. The 8.625% Senior Notes due 2015 and Senior Floating Rate Notes, prior to their purchase and redemption in 2011 and 2012, respectively, were also jointly and severally guaranteed, on a full, unconditional and unsecured basis by the subsidiary guarantors. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

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

During the three-month period ended June 30, 2013, a revision was identified in the Company’s presentation of changes in intercompany advances (borrowings) in the condensed consolidating statement of cash flows. The intercompany advances (borrowings) represent cash flows between the Parent and the Guarantors and Non-Guarantors and are based on the Parent’s centralized treasury activities. Previously, the Company reflected the changes in intercompany advances (borrowings) in net cash provided by (used in) operating activities and such changes should have been reflected as a separate line within net cash provided

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

by (used in) financing activities. The Company concluded these revisions were not material individually or in the aggregate to any of the historical condensed consolidating financial information. Accordingly, the Company revised its condensed consolidating statements of cash flows to reflect the changes in intercompany advances (borrowings) in cash flows from financing activities. These revisions had no impact on the Company’s consolidated financial statements or the other condensed consolidating financial information. The revisions related to each of the Parent, Guarantors and Non-Guarantors associated with cash flows from operating activities had corresponding offsetting impacts to cash flows from financing activities resulting in no impact to net increase (decrease) in cash and cash equivalents. Net cash provided by (used in) operating activities increased (decreased) and net cash provided by (used in) financing activities decreased (increased) by the same amount as shown in the table below for the historical years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(In thousands)
Parent	$945,448	$288,415
Guarantors	$(809,099)	$(172,927)
Non-Guarantors	$(136,349)	$(115,488)

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$805,505	$1,013	$8,145	$—	$814,663
Accounts receivable, net	—	326,345	22,873	—	349,218
Intercompany accounts receivable	153,325	982,524	70,107	(1,205,956)	—
Derivative contracts	—	7,796	14,748	(9,765)	12,779
Prepaid expenses	—	39,165	88	—	39,253
Other current assets	1,376	24,410	124	—	25,910
Total current assets	960,206	1,381,253	116,085	(1,215,721)	1,241,823
Property, plant and equipment, net	—	5,181,128	1,182,132	(55,585)	6,307,675
Investment in subsidiaries	5,237,057	(102,848)	—	(5,134,209)	—
Derivative contracts	—	12,650	9,585	(8,109)	14,126
Other assets	61,923	65,123	27	(5,902)	121,171
Total assets	$6,259,186	$6,537,306	$1,307,829	$(6,419,526)	$7,684,795
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$207,572	$601,074	$3,842	$—	$812,488
Intercompany accounts payable	967,365	180,910	57,018	(1,205,293)	—
Derivative contracts	—	44,032	—	(9,765)	34,267
Asset retirement obligations	—	87,063	—	—	87,063
Total current liabilities	1,174,937	913,079	60,860	(1,215,058)	933,818
Long-term debt	3,200,809	—	—	(5,902)	3,194,907
Derivative contracts	—	28,673	—	(8,109)	20,564
Asset retirement obligations	—	337,054	—	—	337,054
Other long-term obligations	1,382	21,443	—	—	22,825
Total liabilities	4,377,128	1,300,249	60,860	(1,229,069)	4,509,168
Equity
SandRidge Energy, Inc. stockholders’ equity	1,882,058	5,237,057	1,246,969	(6,540,274)	1,825,810
Noncontrolling interest	—	—	—	1,349,817	1,349,817
Total equity	1,882,058	5,237,057	1,246,969	(5,190,457)	3,175,627
Total liabilities and equity	$6,259,186	$6,537,306	$1,307,829	$(6,419,526)	$7,684,795

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$300,228	$922	$8,616	$—	$309,766
Accounts receivable, net	—	411,197	34,309	—	445,506
Intercompany accounts receivable	2,162,471	397,238	683,406	(3,243,115)	—
Derivative contracts	—	60,736	28,484	(18,198)	71,022
Prepaid expenses	—	31,135	184	—	31,319
Restricted deposit	—	255,000	—	—	255,000
Other current assets	1,375	24,188	4,709	—	30,272
Total current assets	2,464,074	1,180,416	759,708	(3,261,313)	1,142,885
Property, plant and equipment, net	—	7,236,685	1,298,877	(55,585)	8,479,977
Investment in subsidiaries	5,425,907	(86,235)	—	(5,339,672)	—
Derivative contracts	—	15,957	33,114	(25,454)	23,617
Other assets	83,642	66,512	—	(5,902)	144,252
Total assets	$7,973,623	$8,413,335	$2,091,699	$(8,687,926)	$9,790,731
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$261,215	$492,866	$12,463	$—	$766,544
Intercompany accounts payable	975,578	1,594,180	671,673	(3,241,431)	—
Derivative contracts	2,394	30,664	—	(18,198)	14,860
Asset retirement obligations	—	118,504	—	—	118,504
Deposit on pending sale	—	255,000	—	—	255,000
Other current liabilities	—	15,546	—	—	15,546
Total current liabilities	1,239,187	2,506,760	684,136	(3,259,629)	1,170,454
Long-term debt	4,306,985	—	—	(5,902)	4,301,083
Derivative contracts	—	85,241	—	(25,454)	59,787
Asset retirement obligations	—	379,710	196	—	379,906
Other long-term obligations	1,329	15,717	—	—	17,046
Total liabilities	5,547,501	2,987,428	684,332	(3,290,985)	5,928,276
Equity
SandRidge Energy, Inc. stockholders’ equity	2,426,122	5,425,907	1,407,367	(6,890,543)	2,368,853
Noncontrolling interest	—	—	—	1,493,602	1,493,602
Total equity	2,426,122	5,425,907	1,407,367	(5,396,941)	3,862,455
Total liabilities and equity	$7,973,623	$8,413,335	$2,091,699	$(8,687,926)	$9,790,731

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2013
Total revenues	$—	$1,675,481	$308,300	$(393)	$1,983,388
Expenses
Direct operating expenses	—	655,101	29,143	(1,414)	682,830
General and administrative	329	323,808	6,288	—	330,425
Depreciation, depletion, amortization and accretion	—	581,435	85,210	—	666,645
Impairment	—	15,038	11,242	—	26,280
Loss on derivative contracts	—	24,702	22,421	—	47,123
Loss on sale of assets	—	291,743	107,343	—	399,086
Total expenses	329	1,891,827	261,647	(1,414)	2,152,389
(Loss) income from operations	(329)	(216,346)	46,653	1,021	(169,001)
Equity earnings from subsidiaries	(188,850)	3,075	—	185,775	—
Interest (expense) income, net	(271,193)	959	—	—	(270,234)
Loss on extinguishment of debt	(82,005)	—	—	—	(82,005)
Other income (expense), net	—	23,462	(3,728)	(7,289)	12,445
(Loss) income before income taxes	(542,377)	(188,850)	42,925	179,507	(508,795)
Income tax expense	5,244	—	440	—	5,684
Net (loss) income	(547,621)	(188,850)	42,485	179,507	(514,479)
Less: net income attributable to noncontrolling interest	—	—	—	39,410	39,410
Net (loss) income attributable to SandRidge Energy, Inc.	$(547,621)	$(188,850)	$42,485	$140,097	$(553,889)

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2012
Total revenues	$—	$2,435,064	$404,418	$(108,517)	$2,730,965
Expenses
Direct operating expenses	—	1,393,006	146,416	(107,750)	1,431,672
General and administrative	515	234,954	7,635	(1,422)	241,682
Depreciation, depletion, amortization and accretion	—	570,786	87,044	—	657,830
Impairment	—	236,671	79,333	—	316,004
Gain on derivative contracts	—	(198,732)	(42,687)	—	(241,419)
Total expenses	515	2,236,685	277,741	(109,172)	2,405,769
(Loss) income from operations	(515)	198,379	126,677	655	325,196
Equity earnings from subsidiaries	426,264	20,667	—	(446,931)	—
Interest (expense) income	(303,510)	725	(564)	—	(303,349)
Gain on sale of subsidiary	55,585	—	—	(55,585)	—
Bargain purchase gain	—	122,696	—	—	122,696
Loss on extinguishment of debt	(3,075)	—	—	—	(3,075)
Other income, net	—	83,797	—	(79,056)	4,741
Income before income taxes	174,749	426,264	126,113	(580,917)	146,209
Income tax (benefit) expense	(100,808)	—	446	—	(100,362)
Net income	275,557	426,264	125,667	(580,917)	246,571
Less: net income attributable to noncontrolling interest	—	—	—	105,000	105,000
Net income attributable to SandRidge Energy, Inc.	$275,557	$426,264	$125,667	$(685,917)	$141,571

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2011
Total revenues	$—	$1,285,854	$268,427	$(139,068)	$1,415,213
Expenses
Direct operating expenses	—	475,578	158,697	(135,712)	498,563
General and administrative	416	144,574	4,670	(1,017)	148,643
Depreciation, depletion, amortization, accretion and impairment	—	351,708	31,361	—	383,069
Gain on derivative contracts	—	(33,749)	(10,326)	—	(44,075)
Total expenses	416	938,111	184,402	(136,729)	986,200
(Loss) income from operations	(416)	347,743	84,025	(2,339)	429,013
Equity earnings from subsidiaries	379,177	28,751	—	(407,928)	—
Interest expense	(236,109)	(197)	(1,026)	—	(237,332)
Loss on extinguishment of debt	(38,232)	—	—	—	(38,232)
Other income, net	—	2,880	242	—	3,122
Income before income taxes	104,420	379,177	83,241	(410,267)	156,571
Income tax (benefit) expense	(5,984)	—	167	—	(5,817)
Net income	110,404	379,177	83,074	(410,267)	162,388
Less: net income attributable to noncontrolling interest	—	—	—	54,323	54,323
Net income attributable to SandRidge Energy, Inc.	$110,404	$379,177	$83,074	$(464,590)	$108,065

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2013
Net cash (used in) provided by operating activities	$(239,026)	$852,026	$254,723	$907	$868,630
Cash flows from investing activities
Capital expenditures for property, plant and equipment	—	(1,496,731)	—	—	(1,496,731)
Proceeds from sale of assets	—	2,566,742	17,373	—	2,584,115
Other	—	89,606	3,197	(109,831)	(17,028)
Net cash provided by (used in) investing activities	—	1,159,617	20,570	(109,831)	1,070,356
Cash flows from financing activities
Repayments of borrowings	(1,115,500)	—	—	—	(1,115,500)
Premium on debt redemption	(61,997)	—	—	—	(61,997)
Distributions to owners	—	—	(299,675)	93,205	(206,470)
Dividends paid—preferred	(55,525)	—	—	—	(55,525)
Intercompany borrowings (advances), net	2,009,146	(2,018,212)	9,066	—	—
Other	(31,821)	6,660	14,845	15,719	5,403
Net cash provided by (used in) financing activities	744,303	(2,011,552)	(275,764)	108,924	(1,434,089)
Net increase (decrease) in cash and cash equivalents	505,277	91	(471)	—	504,897
Cash and cash equivalents at beginning of year	300,228	922	8,616	—	309,766
Cash and cash equivalents at end of year	$805,505	$1,013	$8,145	$—	$814,663

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2012 (Revised)
Net cash provided by operating activities	$285,567	$264,717	$162,281	$70,595	$783,160
Cash flows from investing activities
Capital expenditures for property, plant and equipment	—	(2,112,547)	(33,825)	—	(2,146,372)
Acquisitions, net of cash received	(693,091)	(147,649)	(587,086)	587,086	(840,740)
Proceeds from sale of assets	129,830	942,675	1,333	(642,671)	431,167
Other	(61,343)	278,708	—	(217,365)	—
Net cash used in investing activities	(624,604)	(1,038,813)	(619,578)	(272,950)	(2,555,945)
Cash flows from financing activities
Proceeds from borrowings	1,850,344	—	—	—	1,850,344
Repayments of borrowings	(350,000)	—	(16,029)	—	(366,029)
Proceeds from issuance of royalty trust units	—	—	587,086	—	587,086
Proceeds from the sale of royalty trust units	—	—	—	139,360	139,360
Distributions to unitholders	—	—	(274,980)	93,253	(181,727)
Dividends paid—preferred	(55,525)	—	—	—	(55,525)
Intercompany (advances) borrowings, net	(945,448)	809,099	136,349	—	—
Other	(64,121)	(34,518)	30,258	(30,258)	(98,639)
Net cash provided by financing activities	435,250	774,581	462,684	202,355	1,874,870
Net increase in cash and cash equivalents	96,213	485	5,387	—	102,085
Cash and cash equivalents at beginning of year	204,015	437	3,229	—	207,681
Cash and cash equivalents at end of year	$300,228	$922	$8,616	$—	$309,766

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2011 (Revised)
Net cash provided by (used in) operating activities	$702,369	$(221,992)	$(9,005)	$(12,418)	$458,954
Cash flows from investing activities
Capital expenditures for property, plant and equipment	—	(1,726,131)	(975)	—	(1,727,106)
Proceeds from sale of assets	—	1,776,907	26	(917,528)	859,405
Other	—	(2,074)	(917,528)	884,974	(34,628)
Net cash provided by (used in) investing activities	—	48,702	(918,477)	(32,554)	(902,329)
Cash flows from financing activities
Proceeds from borrowings	2,033,000	—	—	—	2,033,000
Repayments of borrowings	(2,123,000)	(6,302)	(991)	—	(2,130,293)
Proceeds from issuance royalty trust units	—	—	917,528	—	917,528
Distributions to unitholders	—	—	(96,664)	36,464	(60,200)
Dividends paid—preferred	(56,742)	—	—	—	(56,742)
Intercompany (advances) borrowings, net	(288,415)	172,927	115,488	—	—
Other	(64,638)	6,538	(8,508)	8,508	(58,100)
Net cash (used in) provided by financing activities	(499,795)	173,163	926,853	44,972	645,193
Net increase (decrease) in cash and cash equivalents	202,574	(127)	(629)	—	201,818
Cash and cash equivalents at beginning of year	1,441	564	3,858	—	5,863
Cash and cash equivalents at end of year	$204,015	$437	$3,229	$—	$207,681

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

24. Supplemental Information on Oil and Natural Gas Producing Activities

The supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves.

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Oil and natural gas properties
Proved	$10,972,816	$12,262,921	$8,969,296
Unproved	531,606	865,863	689,393
Total oil and natural gas properties	11,504,422	13,128,784	9,658,689
Less accumulated depreciation, depletion and impairment	(5,762,969)	(5,231,182)	(4,791,534)
Net oil and natural gas properties capitalized costs	$5,741,453	$7,897,602	$4,867,155

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Acquisitions of properties
Proved	$21,130	$1,761,556	$58,190
Unproved	100,242	377,185	320,361
Exploration(1)	82,775	120,438	98,849
Development(2)	1,131,269	1,704,991	1,296,903
Total cost incurred	$1,335,416	$3,964,170	$1,774,303
____________________

(1)	Includes seismic costs of $6.7 million, $15.3 million and $4.9 million for 2013, 2012 and 2011, respectively.

(2)	Includes loss on the construction of the Century Plant of $50.0 million and $25.0 million for 2012 and 2011, respectively. See Note 11.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Company’s results of operations from oil and natural gas producing activities for each of the years 2013, 2012 and 2011 are shown in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,820,278	$1,759,282	$1,226,794
Expenses
Production costs	548,719	524,364	368,946
Depreciation and depletion	567,732	568,029	317,246
Accretion of asset retirement obligations	36,777	28,996	9,368
Total expenses	1,153,228	1,121,389	695,560
Income before income taxes	667,050	637,893	531,234
Benefit of income taxes(1)	(7,471)	(437,595)	(20,134)
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$674,521	$1,075,488	$551,368
____________________

(1)	Reflects the Company’s effective tax rate, including the partial valuation allowance releases.

Oil, Natural Gas and NGL Reserve Quantities (Unaudited)

Proved oil, natural gas and NGL reserves are those quantities, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulation prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

The term “reasonable certainty” implies a high degree of confidence that the quantities of oil, natural gas and NGLs actually recovered will equal or exceed the estimate. To achieve reasonable certainty, the Company’s engineers and independent petroleum consultants relied on technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used to estimate the Company’s proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the reserve estimates is dependent on many factors, including the following:

•	the quality and quantity of available data and the engineering and geological interpretation of that data;

•	estimates regarding the amount and timing of future costs, which could vary considerably from actual costs;

•	the accuracy of mandated economic assumptions such as the future prices of oil, natural gas and NGLs; and

•	the judgment of the personnel preparing the estimates.

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

The table below represents the Company’s estimate of proved oil, natural gas and NGL reserves attributable to the Company’s net interest in oil and natural gas properties, all of which are located in the continental United States, based upon the evaluation by the Company and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of substantially all of the Company’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of the Company’s senior management with professional training in petroleum engineering to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Cawley, Gillespie & Associates, Inc., (“CG&A”), Netherland, Sewell & Associates, Inc. (“Netherland Sewell”) and Lee Keeling and Associates, Inc. (“Lee Keeling”), independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs attributable to the majority of the Company’s net interest in oil and natural gas properties as of the end of one or more of 2013, 2012 and 2011. CG&A, Netherland Sewell, and Lee Keeling are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. CG&A and Netherland Sewell prepared the estimates of proved reserves for a majority of the Company’s properties as of December 31, 2013. The remaining 13.9% of estimates of proved reserves was based on Company estimates.

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

2011 Activity. During 2011, excluding asset sales, the Company recognized an overall net increase in its proved oil reserves of approximately 37.6 MMBbls, primarily due to additional reserves of 52.4 MMBbls from extensions and discoveries associated with successful drilling in the Mississippian formation in the Mid-Continent and the Central Basin Platform in the Permian Basin, offset by 10.0 MMBbls of production during 2011. Additionally, the Company recognized an overall net increase of 68.6 Bcf in its proved natural gas reserve quantities primarily due to 299.8 Bcf attributable to extensions and discoveries associated with successful drilling in the Mississippian formation in the Mid-Continent and the Central Basin Platform in the Permian Basin, offset by revisions of 164.8 Bcf, primarily due to lower natural gas prices, and production of 69.3 Bcf. Continued low natural gas prices could result in additional negative revisions to the Company’s natural gas reserves.

Sales of proved reserves during 2011 totaled 122.7 MMBoe primarily from the divestitures of certain Permian Basin properties and east Texas properties.

2012 Activity. During 2012, excluding asset sales, the Company recognized an overall net increase in its proved oil and NGL reserves of approximately 67.9 MMBbls and 40.9 MMBbls, respectively, primarily due to additional reserves from extensions and discoveries associated with successful drilling in the Mississippian formation in the Mid-Continent area and the Central Basin Platform in the Permian Basin. These increases to proved oil reserves were slightly offset by downward revisions of 22.3 MMBbls due to well performance in the Mid-Continent and Permian Basin during 2012. Additionally, the Company recognized an overall net increase of 60.5 Bcf in its proved natural gas reserve quantities primarily due to 489.3 Bcf attributable to extensions and discoveries associated with successful drilling in the Mississippian formation in the Mid-Continent and the Central Basin Platform in the Permian Basin. These increases were partially offset by downward revisions of 538.2 Bcf, primarily due to lower natural gas prices, and, to a lesser extent, due to well performance in the Mid-Continent and Permian Basin during 2012 and production of 93.5 Bcf. Continued low natural gas prices could result in additional negative revisions to the Company’s natural gas reserves.

Sales of proved reserves during 2012 totaled 23.6 MMBoe from the divestiture of the Company’s tertiary recovery properties.

2013 Activity. The Company sold its Permian Properties in February 2013. Proved reserves were 198.9 MMBoe, 55% of which were proved developed reserves, for the Permian Properties at December 31, 2012. Estimated standardized measure of discounted cash flows for the Permian Properties, determined by allocating the Company's standardized measure of discounted cash flows to the Permian Properties based on the present value of discounted cash flows attributable to the Permian Properties relative to the Company's total present value of discounted cash flows was $2.5 billion. See Note 3 for additional information regarding the sale. The Company recognized an increase of 119.2 MMBoe in total reserves primarily attributable to extensions and discoveries associated with successful drilling in the Mississippian formation in the Mid-Continent.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The summary below presents changes in the Company’s estimated reserves for 2011, 2012 and 2013.

	Oil	NGL	Natural Gas
	(MBbls)	(MBbls)	(MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2010	205,023	47,091	1,762,665
Revisions of previous estimates	(6,159)	(3,119)	(164,845)
Acquisitions of new reserves	1,309	224	2,906
Extensions and discoveries	52,406	3,171	299,848
Sales of reserves in place	(28,137)	(15,194)	(476,212)
Production	(9,992)	(1,838)	(69,306)
As of December 31, 2011(2)	214,450	30,335	1,355,056
Revisions of previous estimates	(37,394)	15,098	(538,214)
Acquisitions of new reserves	31,470	683	202,995
Extensions and discoveries	89,656	27,259	489,302
Sales of reserves in place	(20,269)	(3,287)	(548)
Production	(15,868)	(2,094)	(93,549)
As of December 31, 2012(2)	262,045	67,994	1,415,042
Revisions of previous estimates	(13,969)	3,717	(53,432)
Acquisitions of new reserves	43	13	363
Extensions and discoveries	40,570	18,686	359,918
Sales of reserves in place	(131,769)	(29,067)	(228,229)
Production	(14,279)	(2,291)	(103,233)
As of December 31, 2013(2)	142,641	59,052	1,390,429
Proved developed reserves
As of December 31, 2010	73,111	18,854	784,292
As of December 31, 2011	101,578	17,150	670,382
As of December 31, 2012	136,605	33,785	896,701
As of December 31, 2013	83,893	35,807	951,609
Proved undeveloped reserves
As of December 31, 2010	131,912	28,237	978,373
As of December 31, 2011	112,872	13,185	684,674
As of December 31, 2012	125,440	34,209	518,341
As of December 31, 2013	58,748	23,245	438,820
____________________

(1)	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

(2)	Includes proved reserves attributable to noncontrolling interests at December 31, 2013, 2012 and 2011 as shown in the table below:

	December 31,
	2013	2012	2011
Oil (MBbl)	13,569	17,340	17,018
NGL (MBbl)	4,737	5,132	1,782
Natural gas (MMcf)	69,693	94,543	45,500

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year to year are prepared in accordance with Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas (“ASC Topic 932”). The assumptions underlying the computation of the standardized measure of discounted cash flows may be summarized as follows:

•	the standardized measure includes the Company’s estimate of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•
pricing is applied based upon 12-month average market prices at December 31, 2013, 2012 and 2011 adjusted for fixed or determinable contracts that are in existence at year-end. The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2013	2012	2011
Oil (per barrel)	$95.67	$91.65	$91.35
NGL (per barrel)	$31.40	$32.64	$46.33
Natural gas (per Mcf)	$3.65	$2.29	$4.06

•	future development and production costs are determined based upon actual cost at year-end;

•	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

•	a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	At December 31,
	2013	2012	2011
Future cash inflows from production	$19,937,484	$29,482,544	$26,494,942
Future production costs	(6,843,713)	(8,899,465)	(7,392,104)
Future development costs(1)	(2,546,680)	(4,021,051)	(2,977,993)
Future income tax expenses	(2,283,541)	(3,721,509)	(4,043,953)
Undiscounted future net cash flows	8,263,550	12,840,519	12,080,892
10% annual discount	(4,245,939)	(7,000,151)	(6,864,555)
Standardized measure of discounted future net cash flows(2)	$4,017,611	$5,840,368	$5,216,337
____________________

(1)	Includes abandonment costs.

(2)	Includes approximately $781.6 million, $952.7 million and $932.8 million attributable to noncontrolling interests at December 31, 2013, 2012 and 2011 respectively.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2010	$3,683,515
Changes during the year
Revenues less production and other costs	(857,848)
Net changes in prices, production and other costs	1,264,736
Development costs incurred	575,546
Net changes in future development costs	87,080
Extensions and discoveries	1,812,167
Revisions of previous quantity estimates	(345,965)
Accretion of discount	455,501
Net change in income taxes	(833,841)
Purchases of reserves in-place	44,934
Sales of reserves in-place	(558,257)
Timing differences and other(1)	(111,231)
Net change for the year	1,532,822
Present value as of December 31, 2011(2)	5,216,337
Changes during the year
Revenues less production and other costs	(1,234,918)
Net changes in prices, production and other costs	(2,555,391)
Development costs incurred	766,943
Net changes in future development costs	(45,397)
Extensions and discoveries	2,092,423
Revisions of previous quantity estimates	(530,755)
Accretion of discount	678,200
Net change in income taxes	11,433
Purchases of reserves in-place	1,708,301
Sales of reserves in-place	(410,415)
Timing differences and other(1)	143,607
Net change for the year	624,031
Present value as of December 31, 2012(2)	5,840,368
Changes during the year
Revenues less production and other costs	(1,271,559)
Net changes in prices, production and other costs	271,566
Development costs incurred	474,275
Net changes in future development costs	(207,729)
Extensions and discoveries	1,406,102
Revisions of previous quantity estimates	(296,418)
Accretion of discount	711,385
Net change in income taxes	477,328
Purchases of reserves in-place	1,628
Sales of reserves in-place	(3,172,187)
Timing differences and other(1)	(217,148)
Net change for the year	(1,822,757)
Present value as of December 31, 2013(2)	$4,017,611
____________________

(1)	The change in timing differences and other are related to revisions in the Company’s estimated time of production and development.

(2)	Includes approximately $781.6 million, $952.7 million and $932.8 million attributable to noncontrolling interests at December 31, 2013, 2012, and 2011 respectively.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

25. Quarterly Financial Results (Unaudited)

The Company’s operating results for each quarter of 2013 and 2012 are summarized below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenues	$511,690	$512,987	$493,603	$465,108
(Loss) income from operations(1)(2)(3)	$(359,526)	$86,458	$6,088	$97,979
Net (loss) income(1)(2)(3)	$(531,259)	$24,685	$(57,002)	$49,097
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders(1)(2)(3)	$(493,221)	$(34,317)	$(87,074)	$5,198
(Loss applicable) income available per share to SandRidge Energy, Inc. common stockholders(4)
Basic	$(1.03)	$(0.07)	$(0.18)	$0.01
Diluted	$(1.03)	$(0.07)	$(0.18)	$0.01
2012
Total revenues	$381,635	$478,434	$532,798	$1,338,098
(Loss) income from operations(5)(6)	$(151,656)	$762,413	$(75,871)	$(209,690)
Net (loss) income(5)(6)(7)	$(216,224)	$917,076	$(159,752)	$(294,529)
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders(5)(6)(7)	$(232,059)	$804,191	$(184,301)	$(301,785)
(Loss applicable) income available per share to SandRidge Energy, Inc. common stockholders(4)
Basic	$(0.58)	$1.74	$(0.39)	$(0.63)
Diluted	$(0.58)	$1.46	$(0.39)	$(0.63)
____________________

(1)
Includes a $10.6 million impairment of various drilling assets and a $2.9 million impairment of a corporate asset in the second quarter of 2013 and a $2.1 million and $10.0 million impairment of certain midstream inventory, natural gas compressors, gas treating plants and a CO2 compression station in the second and fourth quarters of 2013, respectively.

(2)	Includes loss (gain) on commodity derivative contracts of $40.9 million, $(103.7) million, $132.8 million and $(22.9) million for the first, second, third and fourth quarters, respectively.

(3)	Includes loss on sale of Permian Properties of $398.9 million in the first quarter of 2013.

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

(5)	Includes a $235.4 million goodwill impairment and a $79.3 million impairment of gas treating plants and CO2 compression facilities in the fourth quarter of 2012.

(6)	Includes loss (gain) on commodity derivative contracts of $254.6 million, $(669.9) million, $193.5 million and $(19.6) million for the first, second, third and fourth quarters, respectively.

(7)
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
James D. Bennett,
President and Chief Executive Officer
February 28, 2014

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eddie M. LeBlanc, Philip T. Warman and Justin P. Byrne, and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. BENNETT	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
James D. Bennett

/s/ EDDIE M. LEBLANC	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 28, 2014
Eddie M. LeBlanc

/s/ RANDALL D. COOLEY	Senior Vice President—Accounting (Principal Accounting Officer)	February 28, 2014
Randall D. Cooley

/s/ WILLIAM A. GILLILAND	Director	February 28, 2014
William A. Gilliland

/s/ ROY T. OLIVER, JR.	Director	February 28, 2014
Roy T. Oliver, Jr.

/s/ EVERETT R. DOBSON	Director	February 28, 2014
Everett R. Dobson

/s/ JIM J. BREWER	Director	February 28, 2014
Jim J. Brewer

/s/ JEFFERY S. SEROTA	Director	February 28, 2014
Jeffery S. Serota

/s/ EDWARD W. MONEYPENNY	Director	February 28, 2014
Edward W. Moneypenny

/s/ STEPHEN C. BEASLEY	Director	February 28, 2014
Stephen C. Beasley

/s/ ALAN J. WEBER	Director	February 28, 2014
Alan J. Weber

/s/ DAN A. WESTBROOK	Director	February 28, 2014
Dan A. Westbrook

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Equity Purchase Agreement dated as of January 6, 2014, between SandRidge Energy, Inc., SandRidge Holdings, Inc. and Fieldwood Energy LLC	8-K	001-33784	2.1	1/9/2014
3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008
3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010
3.3	Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	1/21/2009
3.4	Certificate of Designation of 6.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	12/22/2009
3.5	Certificate of Designation of 7.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/10/2010
3.6	Certificate of Designations of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/20/2012
3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	4/30/2013
3.8	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009
3.9	Amendments to the March 3, 2009 Amended and Restated Bylaws of SandRidge Energy, Inc. effective November 19, 2012	8-K	001-33784	3.2	11/20/2012
4.1	Specimen Stock Certificate representing common stock of SandRidge Energy, Inc.	S-1	333-148956	4.1	1/30/2008
4.2	Indenture, dated May 20, 2008, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	5/21/2008
4.3	Indenture, dated May 14, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	5/15/2009
4.4	Indenture, dated December 16, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	12/22/2009
4.5	Indenture, dated March 15, 2011, by and among the SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	3/18/2011
4.6	Indenture, dated as of April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association	8-K	001-33784	4.1	4/17/2012
4.7	Supplemental Indenture, dated April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.3	4/17/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.8	Supplemental Indenture, dated June 1, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	10-Q	001-33784	4.3	8/6/2012
4.9	Indenture, dated as of August 20, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.4	8/21/2012
4.10	Rights Agreement, dated as of November 19, 2012, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively	8-K	001-33784	4.1	11/20/2012
4.11	Amendment No. 1 to Rights Agreement, dated as of April 29, 2013, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	4/30/2013
10.1†	Executive Nonqualified Excess Plan	8-K	001-33784	10.1	7/15/2008
10.2†	SandRidge Energy, Inc. 2009 Incentive Plan (as amended on July 1, 2013)					*
10.21†	Amendment to the SandRidge Energy, Inc. 2009 Incentive Plan	10-Q	001-33784	10.3	8/8/2013
10.3.1	Employment Agreement, effective as of December 20, 2011, between SandRidge Energy, Inc. and James D. Bennett	8-K	001-33784	10.3	12/27/2011
10.3.2	Form of Employment Agreement for the President and Executive Vice Presidents of SandRidge Energy, Inc.	8-K	001-33784	10.2	12/27/2011
10.3.3	Separation Agreement, effective March 15, 2013 between SandRidge Energy, Inc. and Matthew K. Grubb	8-K	001-33784	10.1	3/15/2013
10.3.4	Separation Agreement, dated April 26, 2013 between SandRidge Energy, Inc. and Todd N. Tipton	8-K	001-33784	10.1	4/26/2013
10.3.5	Separation Agreement, dated April 26, 2013 between SandRidge Energy, Inc. and Rodney E. Johnson	8-K	001-33784	10.2	4/26/2013
10.4†	Form of Indemnification Agreement for directors and officers	S-1	333-148956	10.5	1/30/2008
10.5	Second Amended and Restated Credit Agreement, dated as of March 29, 2012, among SandRidge Energy, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto	8-K	001-33784	10.1	4/2/2012
10.6	Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	001-33784	10.2	8/7/2008
10.7	Gas Gathering Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Exploration and Production, LLC	10-Q	001-33784	10.5	8/6/2009
10.8	Operations and Maintenance Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Midstream, Inc.	10-Q	001-33784	10.6	8/6/2009
10.10	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-33784	10.1	8/19/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.11	Purchase Agreement, dated April 2, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-33784	10.1	4/4/2012
10.12	Registration Rights Agreement, dated April 17, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-33784	4.2	4/17/2012
10.13	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II	8-K	001-33784	10.1	4/24/2012
10.14	Purchase Agreement, dated August 6, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers	8-K	001-33784	10.1	8/10/2012
10.15	Registration Rights Agreement, dated August 20, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, relating to the 7.5% Senior Notes due 2021 that were issued on August 20, 2012	8-K	001-33784	4.5	8/21/2012
10.16	Registration Rights Agreement, dated August 20, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, relating to the 7.5% Senior Notes due 2023	8-K	001-33784	4.6	8/21/2012
10.17	Purchase and Sale Agreement, dated as of December 19, 2012, between SandRidge Exploration and Production, LLC and Sheridan Holding Company II, LLC	8-K	001-33784	10.1	12/20/2012
10.18	Settlement Agreement, dated March 13, 2013, by and among the TPG-Axon Partners, L.P., TPG-Axon Management LP, TPG-Axon Partners GP, L.P., TPG-Axon GP, LLC, TPG-Axon International, L.P., TPG-Axon International GP, LLC and Dinakar Singh LLC and SandRidge Energy, Inc.	8-K	001-33784	10.1	3/13/2013
21.1	Subsidiaries of SandRidge Energy, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP					*
23.2	Consent of Cawley, Gillespie & Associates					*
23.3	Consent of Netherland, Sewell & Associates, Inc.					*
23.4	Consent of Lee Keeling and Associates, Inc.					*
24.1	Power of Attorney (included on signature page)					*
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
99.1	Report of Cawley, Gillespie & Associates					*
99.2	Report of Netherland, Sewell & Associates, Inc.					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
† Management contract or compensatory plan or arrangement