Form 10-Q
period 2014-03-31
SANDRIDGE ENERGY INC
filed 2014-05-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2014, was 494,367,908.

References in this report to the “Company” and “SandRidge” mean SandRidge Energy, Inc., including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations and financial performance and condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended March 31, 2014

PART I. Financial Information

ITEM 1. Financial Statements
SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,179,644	$814,663
Accounts receivable, net	293,765	349,218
Derivative contracts	9,002	12,779
Costs in excess of billings and contract loss	4,144	4,079
Prepaid expenses	13,567	39,253
Other current assets	25,823	21,831
Total current assets	1,525,945	1,241,823
Oil and natural gas properties, using full cost method of accounting
Proved	10,443,534	10,972,816
Unproved	292,459	531,606
Less: accumulated depreciation, depletion and impairment	(6,043,109)	(5,762,969)
	4,692,884	5,741,453
Other property, plant and equipment, net	559,342	566,222
Derivative contracts	18,048	14,126
Other assets	82,038	121,171
Total assets	$6,878,257	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$581,764	$812,488
Derivative contracts	14,175	34,267
Asset retirement obligations	—	87,063
Other current liabilities	16,467	—
Total current liabilities	612,406	933,818
Long-term debt	3,195,036	3,194,907
Derivative contracts	—	20,564
Asset retirement obligations	53,103	337,054
Other long-term obligations	20,173	22,825
Total liabilities	3,880,718	4,509,168
Commitments and contingencies (Note 10)
Equity
SandRidge Energy, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $200,000	2	2
7.0% Convertible perpetual preferred stock; 3,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $300,000	3	3
Common stock, $0.001 par value, 800,000 shares authorized; 495,719 issued and 494,651 outstanding at March 31, 2014 and 491,609 issued and 490,290 outstanding at December 31, 2013	485	483
Additional paid-in capital	5,302,051	5,298,301
Additional paid-in capital—stockholder receivable	(3,750)	(3,750)
Treasury stock, at cost	(6,898)	(8,770)
Accumulated deficit	(3,602,358)	(3,460,462)
Total SandRidge Energy, Inc. stockholders’ equity	1,689,538	1,825,810
Noncontrolling interest	1,308,001	1,349,817
Total equity	2,997,539	3,175,627
Total liabilities and equity	$6,878,257	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues
Oil, natural gas and NGL	$405,316	$478,017
Drilling and services	17,080	17,370
Midstream and marketing	17,910	13,032
Other	2,750	3,271
Total revenues	443,056	511,690
Expenses
Production	98,535	132,501
Production taxes	7,807	9,439
Cost of sales	12,481	16,317
Midstream and marketing	16,000	11,803
Depreciation and depletion—oil and natural gas	115,185	157,526
Depreciation and amortization—other	15,522	15,336
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
General and administrative	38,538	79,444
Loss on derivative contracts	42,491	40,897
(Gain) loss on sale of assets	(19)	398,174
Total expenses	517,065	871,216
Loss from operations	(74,009)	(359,526)
Other income (expense)
Interest expense	(62,043)	(85,910)
Loss on extinguishment of debt	—	(82,005)
Other income, net	2,094	611
Total other expense	(59,949)	(167,304)
Loss before income taxes	(133,958)	(526,830)
Income tax expense	127	4,429
Net loss	(134,085)	(531,259)
Less: net loss attributable to noncontrolling interest	(6,070)	(51,919)
Net loss attributable to SandRidge Energy, Inc.	(128,015)	(479,340)
Preferred stock dividends	13,881	13,881
Loss applicable to SandRidge Energy, Inc. common stockholders	$(141,896)	$(493,221)
Loss per share
Basic	$(0.29)	$(1.03)
Diluted	$(0.29)	$(1.03)
Weighted average number of common shares outstanding
Basic	484,798	477,826
Diluted	484,798	477,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Three Months Ended March 31, 2014
Balance at December 31, 2013	7,650	$8	490,290	$483	$5,294,551	$(8,770)	$(3,460,462)	$1,349,817	$3,175,627
Acquisition of ownership interest	—	—	—	—	(2,074)	—	—	(656)	(2,730)
Sale of royalty trust units	—	—	—	—	4,091	—	—	18,028	22,119
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(53,118)	(53,118)
Purchase of treasury stock	—	—	—	—	—	(3,677)	—	—	(3,677)
Retirement of treasury stock	—	—	—	—	(3,677)	3,677	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	251	—	(2,031)	1,872	—	—	(159)
Stock-based compensation	—	—	—	—	7,441	—	—	—	7,441
Stock-based compensation excess tax benefit	—	—	—	—	2	—	—	—	2
Issuance of restricted stock awards, net of cancellations	—	—	4,110	2	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(128,015)	(6,070)	(134,085)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(13,881)	—	(13,881)
Balance at March 31, 2014	7,650	$8	494,651	$485	$5,298,301	$(6,898)	$(3,602,358)	$1,308,001	$2,997,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,085)	$(531,259)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	130,707	172,862
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
Debt issuance costs amortization	2,361	3,008
Amortization of discount, net of premium, on long-term debt	129	672
Loss on extinguishment of debt	—	82,005
Deferred income tax provision	—	4,359
Loss on derivative contracts	42,491	40,897
Cash paid on settlement of derivative contracts	(39,164)	(21,684)
(Gain) loss on sale of assets	(19)	398,174
Stock-based compensation	6,786	19,850
Other	188	(285)
Changes in operating assets and liabilities	(89,468)	(56,921)
Net cash provided by operating activities	90,451	121,457
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(331,016)	(421,876)
Acquisition of assets	(2,352)	(5,048)
Proceeds from sale of assets	707,366	2,559,374
Net cash provided by investing activities	373,998	2,132,450
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	—	(1,115,500)
Premium on debt redemption	—	(61,997)
Debt issuance costs	—	(91)
Proceeds from sale of royalty trust units	22,119	—
Noncontrolling interest distributions	(53,118)	(51,256)
Acquisition of ownership interest	(2,730)	—
Stock-based compensation excess tax benefit	2	—
Purchase of treasury stock	(4,350)	(12,041)
Dividends paid — preferred	(17,263)	(17,263)
Cash (paid) received on settlement of financing derivative contracts	(44,128)	3,208
Net cash used in financing activities	(99,468)	(1,254,940)
NET INCREASE IN CASH AND CASH EQUIVALENTS	364,981	998,967
CASH AND CASH EQUIVALENTS, beginning of year	814,663	309,766
CASH AND CASH EQUIVALENTS, end of period	$1,179,644	$1,308,733
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(92,896)	$(127,181)
Cash received for income taxes	$—	$476
Supplemental Disclosure of Noncash Investing and Financing Activities
Deposit on pending sale	$—	$(255,000)
Change in accrued capital expenditures	$55,242	$33,164
Asset retirement costs capitalized	$818	$1,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent region of the United States. The Company owns and operates additional interests in west Texas. The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including gas gathering and processing facilities, marketing operations, a saltwater disposal system, an electrical transmission system and a drilling rig and related oil field services business.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Noncontrolling interest represents third-party ownership interests in the Company’s subsidiaries and consolidated VIEs and is included as a component of equity in the consolidated balance sheets and consolidated statement of changes in equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities. An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has determined it is the primary beneficiary, which requires significant judgment. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE and the significance of the variable interest, the Company performs a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements. In addition to the VIEs that the Company consolidates, the Company also holds a variable interest in another VIE that is not consolidated as it was determined that the Company is not the primary beneficiary. The Company monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 3 for discussion of the Company’s significant associated VIEs.
Interim Financial Statements. The accompanying condensed consolidated financial statements as of December 31, 2013 have been derived from the audited financial statements contained in the Company’s 2013 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2013 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the information in the Company’s accompanying unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K.

Significant Accounting Policies. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements included in the 2013 Form 10-K.

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and natural gas liquids (“NGL”) reserves; cash flow estimates used in the valuation of guarantees; impairment tests of long-lived assets; depreciation, depletion and amortization; asset retirement obligations; assignments of fair value and allocations of purchase price in connection with business combinations; determinations of significant alterations to the full cost pool and related estimates of fair value used to allocate the full cost pool net book value to divested properties, as necessary; income taxes; valuation of derivative

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

instruments; contingencies; and accrued revenue and related receivables. Although management believes these estimates are reasonable, actual results could differ significantly.

2. Divestitures

Sale of Permian Properties

On February 26, 2013, the Company sold all of its oil and natural gas properties in the Permian Basin in west Texas, excluding the assets attributable to the SandRidge Permian Trust’s (the “Permian Trust”) area of mutual interest, (the “Permian Properties”) for $2.6 billion. This transaction resulted in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded a $399.1 million loss on the sale for the three-month period ended March 31, 2013. The loss is included in (gain) loss on sale of assets in the accompanying unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2013. The loss was calculated based on a comparison of proceeds received and the asset retirement obligations attributable to the Permian Properties that were assumed by the buyer to the sum of (i) an allocation of the historical net book value of the Company’s proved oil and natural gas properties attributable to the Permian Properties, (ii) the historical cost of unproved acreage sold and (iii) costs incurred by the Company to sell these properties. The allocated net book value attributable to the Permian Properties was calculated based on the relative fair value of the Permian Properties and the remaining proved oil and natural gas properties retained by the Company as of the date of sale. A portion of the loss, totaling $71.7 million, was allocated to noncontrolling interests and is reflected in net income attributable to noncontrolling interest in the accompanying unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2013.

The following table presents revenues and direct operating expenses of the Permian Properties included in the accompanying unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013(1)
Revenues	$68,027
Direct operating expenses	$17,453
__________________

(1)	Includes revenues and direct operating expenses through February 26, 2013, the date of sale.

Sale of Gulf of Mexico and Gulf Coast Properties

On February 25, 2014, the Company sold subsidiaries that owned the Company’s Gulf of Mexico and Gulf Coast oil and natural gas properties (the “Gulf Properties”) for approximately $705.0 million, net of working capital adjustments and subject to post-closing adjustments, and the buyer’s assumption of approximately $366.0 million of related asset retirement obligations to Fieldwood Energy LLC (“Fieldwood”). This transaction did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as a reduction of its full cost pool with no gain or loss on the sale. See Note 14 for discussion of Fieldwood’s related party affiliation with the Company.

Under the equity purchase agreement, the Company agreed to guarantee on behalf of Fieldwood certain plugging and abandonment obligations associated with the Gulf Properties for a period of up to one year from the date of closing. The Company recorded a liability equal to the fair value of these guarantees, or $9.4 million, at the time the transaction closed. As of March 31, 2014, the fair value of the guarantees was approximately $9.5 million. See Note 4 for additional discussion of the determination of the guarantees’ fair value. The guarantees do not include a limit on the potential future payments for which the Company could be obligated; however, Fieldwood has agreed to indemnify the Company for any costs it may incur as a result of the guarantees and to use its best efforts to pay any amounts sought from the Company by the Bureau of Ocean Energy Management that may arise prior to the expiration of the guarantees. Additionally, Fieldwood will maintain, for a period of up to one year from the closing date, restricted deposits totaling approximately $28.0 million held in escrow for plugging and abandonment obligations associated with the Gulf Properties. Upon expiration of the guarantees, the Company will receive payment for half of such restricted deposits, or approximately $14.0 million, from Fieldwood. Accordingly, the Company recorded a receivable for this payment in conjunction with the closing of the sale, which is included in other current assets in the accompanying unaudited condensed consolidated balance sheet at March 31, 2014.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations and general and administrative expenses, for the Gulf Properties included in the accompanying unaudited condensed consolidated statements of operations for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014(1)	2013
Revenues	$90,920	$175,055
Expenses	$63,674	$129,169
____________________

(1)	Includes revenues and expenses through February 25, 2014, the date of the sale.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Royalty Trusts declared and paid quarterly distributions during the three-month periods ended March 31, 2014 and 2013 as follows (in thousands):

	Three Months Ended March 31,
	2014(1)	2013
Total distributions	$68,313	$76,361
Distributions to third-party unitholders	$53,118	$51,256
____________________

(1)
Subordination thresholds were not met for the Mississippian Trust I’s and Mississippian Trust II’s distributions, resulting in reduced distributions to the Company on its subordinated units for this period.

See Note 18 for discussion of the Royalty Trusts’ distributions announced in April 2014.

Pursuant to the trust agreements governing the Royalty Trusts, SandRidge has a loan commitment to each Royalty Trust, whereby SandRidge will loan funds to the Royalty Trust on an unsecured basis, with terms substantially the same as would be obtained in an arm’s length transaction between SandRidge and an unaffiliated party, if at any time the Royalty Trust’s cash is not sufficient to pay ordinary course administrative expenses as they become due. Any funds loaned may not be used to satisfy indebtedness of the Royalty Trust or to make distributions. There were no amounts outstanding under the loan commitments at March 31, 2014 or December 31, 2013.

The Company and one of its wholly owned subsidiaries entered into a development agreement with each Royalty Trust that obligates the Company to drill, or cause to be drilled, a specified number of wells within respective areas of mutual interest, which are also subject to the royalty interests granted to the Mississippian Trust I, the Permian Trust and the Mississippian Trust II, by December 31, 2015, March 31, 2016 and December 31, 2016, respectively. At the end of the fourth full calendar quarter following satisfaction of the Company’s drilling obligation (the “subordination period”), the subordinated units of each Royalty Trust will automatically convert into common units on a one-for-one basis and the Company’s right to receive incentive distributions will terminate. One of the Company’s wholly owned subsidiaries also granted to each Royalty Trust a lien on the Company’s interests in the properties where the development wells will be drilled in order to secure the estimated amount of drilling costs for the Royalty Trust’s interests in the wells. As the Company fulfills its drilling obligation to each Royalty Trust, development wells that have been drilled and perforated for completion are released from the lien and the total amount that may be recovered by each Royalty Trust is proportionately reduced. In the second quarter of 2013, the Company fulfilled its drilling obligation to the Mississippian Trust I. As of March 31, 2014, the total maximum amount recoverable by the Permian Trust and the Mississippian Trust II under the remaining liens was approximately $85.0 million.

Additionally, the Company and each Royalty Trust entered into an administrative services agreement, pursuant to which the Company provides certain administrative services to the Royalty Trust, including hedge management services to the Permian Trust and the Mississippian Trust II. The Company also entered into derivatives agreements with each Royalty Trust, pursuant to which the Company provides to the Royalty Trust the economic effects of certain of the Company’s derivative contracts. Substantially concurrent with the execution of the derivatives agreements with the Permian Trust and the Mississippian Trust II, the Company novated certain of the derivative contracts underlying the respective derivatives agreements to the Permian Trust and the Mississippian Trust II. The Company novated certain additional derivative contracts underlying the derivatives agreements to the Permian Trust in April 2012 and to the Permian Trust and the Mississippian Trust II in March 2013. The tables below present the open oil and natural gas commodity derivative contracts at March 31, 2014 underlying the derivatives agreements. The combined volume in the tables below reflects the total volume of the Royalty Trusts’ open oil and natural gas commodity derivative contracts.

Oil Price Swaps Underlying the Royalty Trust Derivatives Agreements

	Notional (MBbls)	Weighted Average Fixed Price
April 2014 - December 2014	1,426	$100.70
January 2015 - December 2015	630	$101.03

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Natural Gas Collars Underlying the Royalty Trust Derivatives Agreements

	Notional (MMcf)	Collar Range
April 2014 - December 2014	706	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

Oil Price Swaps Underlying the Derivatives Agreements and Novated to the Royalty Trusts

	Notional (MBbls)	Weighted Average Fixed Price
April 2014 - December 2014	722	$100.78
January 2015 - March 2015	141	$100.90

See Note 8 for further discussion of the derivatives agreement between the Company and each Royalty Trust.

The Royalty Trusts are considered VIEs due to the lack of voting or similar decision-making rights of the Royalty Trusts’ equity holders regarding activities that have a significant effect on the economic success of the Royalty Trusts. The Company has determined it is the primary beneficiary of the Royalty Trusts as it has (a) the power to direct the activities that most significantly impact the economic performance of the Royalty Trusts through (i) its participation in the creation and structure of the Royalty Trusts, (ii) the manner in which it fulfills its drilling obligations to the Royalty Trusts and (iii) its operation of a majority of the oil and natural gas properties that are subject to the conveyed royalty interests and marketing of the associated production and (b) the obligation to absorb losses and right to receive residual returns, through its variable interests in the Royalty Trusts, including ownership of common and subordinated units, that could potentially be significant to the Royalty Trusts. As a result, the Company began consolidating the activities of the Royalty Trusts into its results of operations upon conveyance of the royalty interests to each Royalty Trust. The common units of the Royalty Trusts owned by third parties are reflected as noncontrolling interest in the consolidated financial statements.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Each Royalty Trust’s assets can be used to settle only that Royalty Trust’s obligations and not other obligations of the Company or another Royalty Trust. The Royalty Trusts’ creditors have no contractual recourse to the general credit of the Company. Although the Royalty Trusts are included in the Company’s consolidated financial statements, the Company’s legal interest in the Royalty Trusts’ assets is limited to its ownership of the Royalty Trusts’ units. At both March 31, 2014 and December 31, 2013, $1.3 billion of noncontrolling interest in the accompanying unaudited condensed consolidated balance sheets were attributable to the Royalty Trusts. The Royalty Trusts’ assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents(1)	$7,241	$7,912
Accounts receivable, net	22,453	22,540
Derivative contracts	3,300	4,983
Total current assets	32,994	35,435
Investment in royalty interests(2)	1,325,942	1,325,942
Less: accumulated depletion and impairment(3)	(243,971)	(186,095)
	1,081,971	1,139,847
Derivative contracts	—	1,476
Total assets	$1,114,965	$1,176,758
Accounts payable and accrued expenses	$2,157	$3,393
Total liabilities	$2,157	$3,393
____________________

(1)	Includes $3.0 million held by the trustee at March 31, 2014 and December 31, 2013 as reserves for future general and administrative expenses.

(2)	Investment in royalty interests is included in oil and natural gas properties in the accompanying unaudited condensed consolidated balance sheets.

(3)
Accumulated depletion and impairment at March 31, 2014 includes full cost ceiling limitation impairment allocated to the Royalty Trusts of $42.3 million. There was no full cost ceiling limitation impairment allocated to the Royalty Trusts as of December 31, 2013.

During the three-month period ended March 31, 2014, the Company sold Permian Trust common units it owned in a transaction exempt from registration pursuant to Rule 144 under the Securities Act, which further reduced its beneficial interest in the Permian Trust. Total proceeds from the transaction were $22.1 million for the three-month period ended March 31, 2014. The sale was accounted for as an equity transaction with no gain or loss recognized. The Company continues to be the primary beneficiary of the Permian Trust, after consideration of this transaction, as well as the primary beneficiary of the Mississippian Trust I and Mississippian Trust II and accordingly, continues to consolidate the activities of the Royalty Trusts. The Company’s beneficial interests in the Royalty Trusts at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Mississippian Trust I	26.9%	26.9%
Permian Trust	25.0%	28.5%
Mississippian Trust II	37.6%	37.6%

See Note 10 for discussion of the Company’s legal proceedings to which the Mississippian Trust I and Mississippian Trust II are also parties.

Grey Ranch Plant, L.P. Primarily engaged in treating and transportation of natural gas, Grey Ranch Plant, L.P. (“GRLP”) is a limited partnership that operated the Company’s Grey Ranch plant (the “Plant”) located in Pecos County, Texas. As of December 31, 2013, the Company owned a 50% interest in GRLP, which represented a variable interest. Income or loss of GRLP was allocated to the partners based on ownership percentage and any operating or cash shortfalls required contributions from the partners. The Company determined that GRLP qualified as a VIE because certain equity holders lacked the ability to participate in decisions impacting GRLP. Agreements related to the ownership and operation of GRLP provided for GRLP to pay management fees to the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Company to operate the Plant and lease payments for the Plant. Under the operating agreements, lease payments were reduced if throughput volumes were below those expected. The Company determined that it was the primary beneficiary of GRLP as it had both (i) the power, as operator of the Plant, to direct the activities of GRLP that most significantly impact its economic performance and (ii) the obligation to absorb losses, as a result of the operating and gathering agreements, that could potentially be significant to GRLP and, therefore, consolidated the activity of GRLP in its consolidated financial statements. The 50% ownership interest not held by the Company as of December 31, 2013 is presented as noncontrolling interest in the accompanying unaudited condensed consolidated financial statements. In March 2014, one of the Company’s wholly owned subsidiaries acquired from a third party the remaining 50% ownership interest of GRLP. Because the Company was the primary beneficiary and consolidated GRLP, the acquisition of additional ownership interest was recorded as an equity transaction with no gain or loss recognized. Additionally, as a wholly owned subsidiary of the Company, GRLP is no longer considered a VIE for reporting purposes.

Prior to the Company’s acquisition of the remaining ownership of GRLP in March 2014, GRLP’s assets could only be used to settle its own obligations and not other obligations of the Company and GRLP’s creditors had no recourse to the general credit of the Company. At December 31, 2013, $0.7 million of noncontrolling interest in the accompanying unaudited condensed consolidated balance sheet was related to GRLP. GRLP’s assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying unaudited condensed consolidated balance sheet at December 31, 2013 consisted of the following (in thousands):

December 31, 2013
Cash and cash equivalents	$132
Accounts receivable, net	16
Prepaid expenses	32
Other current assets	109
Total current assets	289
Other property, plant and equipment, net	1,163
Total assets	$1,452

Accounts payable and accrued expenses	$129
Total liabilities	$129

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Grey Ranch Plant Genpar, LLC. As of December 31, 2013, the Company owned a 50% interest in Grey Ranch Plant Genpar, LLC (“Genpar”), the managing partner and 1% owner of GRLP. The Company served as Genpar’s administrative manager. Genpar’s ownership interest in GRLP was its only asset. As managing partner of GRLP, Genpar had the sole right to manage, control and conduct the business of GRLP. However, Genpar was restricted from making certain major decisions, including the decision to remove the Company as operator of the Plant. The rights afforded the Company under the Plant operating agreement and the restrictions on Genpar limited Genpar’s ability to make decisions on behalf of GRLP. Therefore, Genpar was considered a VIE. Although both the Company and Genpar’s other equity owner shared equally in Genpar’s economic losses and benefits and also had agreements that may be considered variable interests, the Company determined it was the primary beneficiary of Genpar due to (i) its ability, as administrative manager and operator of the Plant, to direct the activities of Genpar that most significantly impact its economic performance and (ii) its obligation or right, as operator of the Plant, to absorb the losses of or receive benefits from Genpar that could potentially be significant to Genpar. As the primary beneficiary, the Company consolidated Genpar’s activity. However, its sole asset, the investment in GRLP, was eliminated in consolidation. Genpar had no liabilities. In March 2014, one of the Company’s wholly owned subsidiaries acquired from a third party the remaining 50% ownership interest of Genpar. Because the Company was the primary beneficiary and consolidated Genpar, the acquisition of additional ownership interest was recorded as an equity transaction with no gain or loss recognized. Additionally, as a wholly owned subsidiary of the Company, Genpar is no longer considered a VIE for reporting purposes.

Piñon Gathering Company, LLC. The Company has a gas gathering and operations and maintenance agreement with Piñon Gathering Company, LLC (“PGC”) through June 30, 2029. Under the gas gathering agreement, the Company is required to compensate PGC for any throughput shortfalls below a required minimum volume. By guaranteeing a minimum throughput, the Company absorbs the risk that lower than projected volumes will be gathered by the gathering system. Therefore, PGC is a VIE. Other than as required under the gas gathering and operations and maintenance agreements, the Company has not provided any support to PGC. While the Company operates the assets of PGC as directed under the operations and management agreement, the member and managers of PGC have the authority to directly control PGC and make substantive decisions regarding PGC’s activities including terminating the Company as operator without cause. As the Company does not have the ability to control the activities of PGC that most significantly impact PGC’s economic performance, the Company is not the primary beneficiary of PGC and does not consolidate the results of PGC’s activities into the its financial statements.

Amounts due from and due to PGC as of March 31, 2014 and December 31, 2013 included in the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable due from PGC	$1,050	$741
Accounts payable due to PGC	$3,827	$3,634

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Company has assets and liabilities classified as Level 1, Level 2 and Level 3 as of March 31, 2014 or December 31, 2013, as described below.

Level 1 Fair Value Measurements

Restricted deposits. The fair value of restricted deposits invested in mutual funds or municipal bonds is based on quoted market prices. For restricted deposits held in savings accounts, carrying value approximates fair value. Restricted deposits are included in other assets in the accompanying unaudited condensed consolidated balance sheet at December 31, 2013. There were no restricted deposits outstanding at March 31, 2014.

Investments. The fair value of investments, consisting of assets attributable to the Company’s non-qualified deferred compensation plan, is based on quoted market prices. Investments are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Level 2 Fair Value Measurements

Derivative contracts. The fair values of the Company’s oil and natural gas fixed price swaps and collars are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets. Fair value is determined through the use of a discounted cash flow model or option pricing model using the applicable inputs, discussed above. The Company applies a weighted average credit default risk rating factor for its counterparties or gives effect to its credit default risk rating, as applicable, in determining the fair value of these derivative contracts. Credit default risk ratings are based on current published credit default swap rates.

Level 3 Fair Value Measurements

Guarantees. As discussed in Note 2, the Company has guaranteed on Fieldwood’s behalf certain plugging and abandonment obligations associated with the Gulf Properties. The fair value of these guarantees is based on the present value of estimated future payments for plugging and abandonment obligations associated with the Gulf Properties, adjusted for the cumulative probability of Fieldwood’s default prior to expiration of the guarantee by February 25, 2015 (3.71% at March 31, 2014). The discount and probability of default rates are based upon inputs that are readily available in the public market, such as historical option adjusted spreads of the Company’s senior notes, which are publicly traded, and historical default rates of publicly traded companies with credit ratings similar to Fieldwood’s. The significant unobservable input used in the fair value measurement of the guarantees is the estimate of future payments for plugging and abandonment, which was developed based upon third-party quotes and current actual costs. Significant increases (decreases) in the estimate of these payments could result in a significantly higher (lower) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s financial guarantee liability at March 31, 2014 is included in the table below (in thousands).

Unobservable Input
Estimated future payments for plugging and abandonment	$426,661

Derivative contracts. The fair value of the Company’s oil basis swaps outstanding during the three-month period ended March 31, 2013 was based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s oil basis swaps is the estimate of future oil basis differentials. Significant increases (decreases) in oil basis differentials could result in a significantly higher (lower) fair value measurement. All of the oil basis swaps outstanding during the three-month period ended March 31, 2013 contractually matured during 2013.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

March 31, 2014

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$30,803	$—	$(3,753)	$27,050
Investments	12,030	—	—	—	12,030
	$12,030	$30,803	$—	$(3,753)	$39,080
Liabilities
Guarantees	$—	$—	$9,480	$—	$9,480
Commodity derivative contracts	—	17,928	—	(3,753)	14,175
	$—	$17,928	$9,480	$(3,753)	$23,655

December 31, 2013

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Restricted deposits	$27,955	$—	$—	$—	$27,955
Commodity derivative contracts	—	50,274	—	(23,369)	26,905
Investments	13,708	—	—	—	13,708
	$41,663	$50,274	$—	$(23,369)	$68,568
Liabilities
Commodity derivative contracts	$—	$78,200	$—	$(23,369)	$54,831
	$—	$78,200	$—	$(23,369)	$54,831
____________________
(1)Represents the impact of netting assets and liabilities with counterparties with which the right of offset exists.

The tables below set forth a reconciliation of the Company’s Level 3 fair value measurements during the three-month periods ended March 31, 2014 and 2013 (in thousands):

Level 3 Fair Value Measurements - Guarantees	Three Months Ended March 31, 2014
Beginning balance	$—
Issuances(1)	9,446
Loss on guarantees	34
Ending balance	$9,480
____________________

(1)	Represents the fair value of the guarantees of certain plugging and abandonment obligations on behalf of Fieldwood as of February 25, 2014, the closing date for the sale of the Gulf Properties.

Quarterly, the fair value of the guarantees will be determined with changes in fair value recorded as an adjustment to the full cost pool. See Note 2 for discussion of the sale of the Gulf Properties. The fair value of the guarantees as of March 31, 2014 is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 Fair Value Measurements - Commodity Derivative Contracts	Three Months Ended March 31, 2013
Beginning balance	$(512)
Loss on derivative contracts	(873)
Settlements paid	1,174
Ending balance	$(211)

Losses due to changes in fair value of the Company’s Level 3 commodity derivative contracts outstanding at March 31, 2013 were $0.9 million for the three-month period ended March 31, 2013 and are included in loss on derivative contracts in the accompanying unaudited condensed consolidated statements of operations. There were no outstanding Level 3 commodity derivative contracts at March 31, 2014.

See Note 8 for further discussion of the Company’s derivative contracts.

The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three-month periods ended March 31, 2014 and 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Financial Instruments

The Company measures the fair value of its senior notes using pricing for the senior notes that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Notes due 2020(1)	$484,875	$444,899	$486,000	$444,736
7.5% Senior Notes due 2021(2)	1,251,375	1,178,816	1,230,813	1,178,922
8.125% Senior Notes due 2022	815,625	750,000	795,000	750,000
7.5% Senior Notes due 2023(3)	878,625	821,321	837,375	821,249
____________________
(1)Carrying value is net of $5,101 and $5,264 discount at March 31, 2014 and December 31, 2013, respectively.
(2)Carrying value includes a premium, applicable to notes issued in August 2012, of $3,816 and $3,922 at
March 31, 2014 and December 31, 2013, respectively.
(3)Carrying value is net of $3,679 and $3,751 discount at March 31, 2014 and December 31, 2013, respectively.

See Note 7 for discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Oil and natural gas properties
Proved(1)	$10,443,534	$10,972,816
Unproved	292,459	531,606
Total oil and natural gas properties	10,735,993	11,504,422
Less accumulated depreciation, depletion and impairment	(6,043,109)	(5,762,969)
Net oil and natural gas properties capitalized costs	4,692,884	5,741,453
Land	18,404	18,423
Non-oil and natural gas equipment(2)	602,706	600,603
Buildings and structures(3)	237,578	233,405
Total	858,688	852,431
Less accumulated depreciation and amortization	(299,346)	(286,209)
Other property, plant and equipment, net	559,342	566,222
Total property, plant and equipment, net	$5,252,226	$6,307,675
____________________

(1)	Includes cumulative capitalized interest of approximately $25.9 million and $23.4 million at March 31, 2014 and December 31, 2013, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both March 31, 2014 and December 31, 2013.

(3)	Includes cumulative capitalized interest of approximately $13.4 million and $12.0 million at March 31, 2014 and December 31, 2013, respectively.

Accumulated depreciation, depletion and impairment on oil and natural gas properties includes cumulative full cost ceiling limitation impairment of $3.7 billion and $3.5 billion at March 31, 2014 and December 31, 2013, respectively. During the three-month period ended March 31, 2014, the Company reduced the net carrying value of its oil and natural gas properties by $164.8 million as a result of its quarterly full cost ceiling analysis.

Drilling Carry Commitments

The Company has agreements with two partners, which contain drilling carry commitments to fund a portion of its future drilling and completion costs within areas of mutual interest. The Company recorded approximately $72.3 million for Repsol E&P USA, Inc.’s (“Repsol”) drilling carry during the three-month period ended March 31, 2014, and a combined $123.3 million for both Atinum MidCon I, LLC’s and Repsol’s drilling carries during the three-month periods ended March 31, 2013, which reduced the Company’s capital expenditures for the respective periods. Atinum MidCon I, LLC fully funded its drilling carry commitment in the third quarter of 2013. Under the agreement with Repsol, the remaining drilling carry commitment may be reduced if a certain number of wells are not drilled within the area of mutual interest during a 12-month period. However, the Company expects Repsol to fully fund its drilling carry commitment during 2014.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Debt issuance costs, net of amortization	$59,562	$61,923
Investments	12,030	13,708
Deferred tax asset	6,987	—
Restricted deposits(1)	—	27,955
Notes receivable on asset retirement obligations(1)	—	11,640
Other	3,459	5,945
Total other assets	$82,038	$121,171
____________________

(1)	Assets reflected at December 31, 2013 were included in the sale of the Gulf Properties in February 2014, as discussed in Note 2.

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior credit facility	$—	$—
Senior notes
8.75% Senior Notes due 2020, net of $5,101 and $5,264 discount, respectively	444,899	444,736
7.5% Senior Notes due 2021, including premium of $3,816 and $3,922, respectively	1,178,816	1,178,922
8.125% Senior Notes due 2022	750,000	750,000
7.5% Senior Notes due 2023, net of $3,679 and $3,751 discount, respectively	821,321	821,249
Total debt	3,195,036	3,194,907
Less: current maturities of long-term debt	—	—
Long-term debt	$3,195,036	$3,194,907

Senior Credit Facility

The senior secured revolving credit facility (the “senior credit facility”) is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below. As of March 31, 2014, the senior credit facility contained financial covenants, including maintenance of agreed upon levels for the (i) ratio of total net debt to EBITDA, which may not exceed 4.5:1.0 at each quarter end, calculated using the last four completed fiscal quarters and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. If no amounts are drawn under the senior credit facility when calculating the ratio of total net debt to EBITDA, the Company’s debt is reduced by its cash balance in excess of $10.0 million. In the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. The senior credit facility matures in March 2017.

The senior credit facility also contains various covenants that limit the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. As of and during the three-month period ended March 31, 2014, the Company was in compliance with all applicable financial covenants under the senior credit facility.

The obligations under the senior credit facility are guaranteed by certain Company subsidiaries and are secured by first priority liens on all shares of capital stock of certain of the Company’s material present and future subsidiaries, certain intercompany

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

debt of the Company, and substantially all of the Company’s assets, including proved oil, natural gas and NGL reserves representing at least 80.0% of the discounted present value (as defined in the senior credit facility) of proved oil, natural gas and NGL reserves considered by the lenders in determining the borrowing base for the senior credit facility.

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

Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed amount. The Company’s borrowing base was $775.0 million as of March 31, 2014 and was reaffirmed for the same amount at the April 2014 redetermination. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base. The Company at times incurs additional costs related to the senior credit facility as a result of amendments to the credit agreement and changes to the borrowing base.

At March 31, 2014, the Company had no amount outstanding under the senior credit facility and $29.3 million in outstanding letters of credit, which reduce the availability under the senior credit facility on a dollar-for-dollar basis.

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

Debt issuance costs of $70.2 million incurred in connection with the offerings and subsequent registered exchange offers of the Senior Fixed Rate Notes outstanding at March 31, 2014 are included in other assets in the accompanying unaudited condensed consolidated balance sheet and are being amortized to interest expense over the term of the respective series of Senior Fixed Rate Notes.

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

Indentures. Each of the indentures governing the Company’s Senior Fixed Rate Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three-month period ended March 31, 2014, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

8. Derivatives

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

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. At March 31, 2014, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

Prior to its maturity on April 1, 2013, the Company had a $350.0 million notional interest rate swap agreement which effectively fixed the variable interest rate on the Senior Floating Rate Notes due 2014 (“Senior Floating Rate Notes”) at an annual rate of 6.69% for periods prior to their repurchase and redemption in the third quarter of 2012. The interest rate swap was not designated as a hedge.

Derivatives Agreements with Royalty Trusts. The Company is party to derivatives agreements with the Mississippian Trust I, Permian Trust and Mississippian Trust II, respectively, that provide each Royalty Trust with the economic effect of certain oil and natural gas derivative contracts entered into by the Company with third parties. The underlying commodity derivative contracts cover volumes of oil and natural gas production through December 31, 2015, March 31, 2015 and December 31, 2014 for the Mississippian Trust I, Permian Trust and Mississippian Trust II, respectively. Under these arrangements, the Company pays the Royalty Trusts amounts it receives from its counterparties in accordance with the underlying contracts, and the Royalty Trusts pay the Company any amounts that the Company is required to pay its counterparties under such contracts.

In accordance with the terms of the respective derivatives agreements, the Company has novated certain of the derivative contracts underlying the derivatives agreements to each of the Permian Trust and the Mississippian Trust II. As a party to these contracts, the Permian Trust and the Mississippian Trust II receive payment directly from the counterparty and pay any amounts owed directly to the counterparty. To secure its obligations under the respective derivative contracts novated to it, each of the Permian Trust and the Mississippian Trust II granted the counterparties liens on the royalty interests held by each respective Royalty Trust. Under the derivatives agreements, as additional development wells are drilled for the benefit of the Permian Trust and the Mississippian Trust II, the Company has the right, under certain circumstances, to assign or novate to the Permian Trust and the Mississippian Trust II additional derivative contracts.

All contracts underlying the derivatives agreements with the Royalty Trusts, including those novated to the Permian Trust and the Mississippian Trust II, have been included in the Company’s consolidated derivative disclosures. See Note 3 for the Royalty Trusts’ open derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value of Derivatives. The following table presents the fair value of the Company’s derivative contracts as of March 31, 2014 and December 31, 2013 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	March 31, 2014	December 31, 2013
Derivative assets
Oil price swaps	Derivative contracts-current	$9,952	$15,887
Natural gas price swaps	Derivative contracts-current	1,090	1,598
Oil collars - three way	Derivative contracts-current	1,605	706
Natural gas collars	Derivative contracts-current	108	177
Oil price swaps	Derivative contracts-noncurrent	8,534	19,376
Natural gas price swaps	Derivative contracts-noncurrent	791	—
Oil collars - three way	Derivative contracts-noncurrent	8,466	12,189
Natural gas collars	Derivative contracts-noncurrent	257	341
Derivative liabilities
Oil price swaps	Derivative contracts-current	(3,181)	(38,396)
Natural gas price swaps	Derivative contracts-current	(7,634)	(1,460)
Oil collars - three way	Derivative contracts-current	(7,113)	—
Oil price swaps	Derivative contracts-noncurrent	—	(38,344)
Total net derivative contracts		$12,875	$(27,926)

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts.

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of March 31, 2014, the counterparties to the Company’s open derivative contracts consisted of 11 financial institutions, 10 of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under its derivative contracts as the majority of the counterparties to the Company’s derivative contracts share in the collateral supporting the Company’s senior credit facility. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and the Mississippian Trust II have each given the counterparties to such contracts a lien on its royalty interests. The following tables summarize (i) the Company's derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the senior credit facility (for SandRidge's derivative contracts) and under liens granted on royalty interests (for the Permian Trust’s and the Mississippian Trust II’s novated derivative contracts) (in thousands):

March 31, 2014

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$12,755	$(3,753)	$9,002	$—	$9,002
Derivative contracts - noncurrent	18,048	—	18,048	—	18,048
Total	$30,803	$(3,753)	$27,050	$—	$27,050

Liabilities
Derivative contracts - current	$17,928	$(3,753)	$14,175	$(14,175)	$—
Total	$17,928	$(3,753)	$14,175	$(14,175)	$—

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

The Company recorded a loss on commodity derivative contracts of $42.5 million and $40.9 million for the three-month periods ended March 31, 2014, and 2013, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations, which includes net cash payments upon settlement of $23.4 million and $16.1 million, respectively. For the three-month periods ended March 31, 2014 and 2013, $69.6 million of the cash payments related to settlements of commodity derivative contracts with contractual maturities after the period in which they were settled (“early settlements”) as a result of the sale of the Gulf Properties and $29.6 million of the cash payments related to early settlements of commodity derivative contracts as a result of the sale of the Permian Properties, respectively.

At March 31, 2014, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2014 - December 2014	2,936	$99.45
January 2015 - December 2015	5,314	$92.55

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2014 - December 2014	38,490	$4.27
January 2015 - December 2015	15,400	$4.50

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
April 2014 - December 2014	6,066	$70.00	$90.21	$100.00
January 2015 - December 2015	2,920	$73.13	$90.82	$103.13

Natural Gas Collars

	Notional (MMcf)	Collar Range
April 2014 - December 2014	706	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

9. Asset Retirement Obligations

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligations for the period from December 31, 2013 to March 31, 2014 is as follows (in thousands):

Asset retirement obligations at December 31, 2013	$424,117
Liability incurred upon acquiring and drilling wells	818
Liability settled or disposed in current period(1)	(377,578)
Accretion	5,746
Asset retirement obligations at March 31, 2014	53,103
Less: current portion	—
Asset retirement obligations, net of current	$53,103
____________________
(1)     Includes $366.0 million associated with the Gulf Properties sold in February 2014.

10. Commitments and Contingencies

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

On April 2, 2014, the court granted the defendants’ Motion to Dismiss and granted plaintiffs leave to file an amended complaint by April 16, 2014, which they did on such date. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Treating Agreement Commitment

The Company is party to a 30-year treating agreement with Occidental Petroleum Corporation (“Occidental”) for the removal of CO2 from the Company’s delivered natural gas production. Under the agreement, the Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the agreement period. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met. Additionally, if CO2 volumes delivered by the Company over the term of the agreement do not reach 3,200 Bcf, the Company is obligated to pay Occidental $0.70 per Mcf for such undelivered CO2 volumes at the end of the agreement term in 2042. Based on current projected natural gas production levels, the Company estimates approximately 2,800 Bcf of CO2 will remain to be delivered under the contract, net of any accrued annual shortfalls, as of December 31, 2014 and expects to accrue between approximately $30.0 million and $37.0 million during the year ended December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligation. Due to the sensitivity of drilling activity to market prices for natural gas, the Company is unable to estimate additional amounts it may be required to pay under the agreement in subsequent periods; however, if natural gas prices remain low, drilling activity will likely remain very limited, which would result in additional shortfall payments in future periods.

Guarantees of Plugging and Abandonment Obligations

Under the equity purchase agreement associated with the sale of Gulf Properties, the Company has guaranteed on behalf of Fieldwood certain plugging and abandonment obligations associated with the Gulf Properties for a period of up to one year from the date of closing. See Note 2 for additional information regarding the guarantees.

Risks and Uncertainties

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company enters into derivative arrangements in order to mitigate a portion of the effect of this price volatility on the Company’s cash flows. See Note 8 for the Company’s open oil and natural gas derivative contracts.

Production targets contained in certain gathering and treating agreements require the Company to incur capital expenditures or make associated shortfall payments. Additionally, the Company has a drilling obligation to each of the Permian Trust and the Mississippian Trust II. See Note 3 for discussion of these drilling obligations. The Company depends on cash flows from operating activities, funding commitments from third parties for drilling carries, and, as necessary, borrowings under its senior credit facility to fund its capital expenditures. Additionally, the Company may use proceeds from the issuance of equity and debt securities in the capital markets and from the sales or other monetizations of assets to fund its capital expenditures. Based on current cash balances, including proceeds received from the sale of the Gulf Properties, cash flows from operating activities and funding commitments from third parties for drilling carries, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for the remainder of 2014. However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, which could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility. See Note 7 for discussion of the financial covenants in the senior credit facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Equity

Preferred Stock Dividends

All dividend payments to date on the Company’s 8.5%, 6.0% and 7.0% convertible perpetual preferred stock have been paid in cash. Paid and unpaid dividends included in the calculation of loss applicable to the Company’s common stockholders and the Company’s basic loss per share calculation for the three-month periods ended March 31, 2014 and 2013 as presented in the accompanying unaudited condensed consolidated statements of operations, are included in the tables below (in thousands):

	Three Months Ended March 31,
	2014			2013
	Dividends Paid	Dividends Unpaid	Total	Dividends Paid	Dividends Unpaid	Total
8.5% Convertible perpetual preferred stock	$2,815	$2,816	$5,631	$2,815	$2,816	$5,631
6.0% Convertible perpetual preferred stock	500	2,500	3,000	500	2,500	3,000
7.0% Convertible perpetual preferred stock	—	5,250	5,250	—	5,250	5,250
Total	$3,315	$10,566	$13,881	$3,315	$10,566	$13,881

Treasury Stock

The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The following table shows the number of shares withheld for taxes and the associated value of those shares for the three-month periods ended March 31, 2014 and 2013. These shares were accounted for as treasury stock when withheld and then immediately retired.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Number of shares withheld for taxes	609	1,778
Value of shares withheld for taxes	$3,677	$11,216

Stockholder Receivable

The Company is party to a settlement agreement relating to a third-party claim against its former CEO under Section 16(b) of the Securities Exchange Act of 1934, as amended. Under the settlement agreement, the Company’s former CEO agreed to pay to the Company $5.0 million in four installments over four years commencing October 2013 and to waive his rights under his indemnification agreement with the Company with respect to the Section 16(b) action. The Company agreed to pay the fees of the plaintiff’s lawyers and paid the former CEO’s legal expenses as required under his indemnification agreement.

Based on the nature of the settlement as well as the former CEO’s position as an officer of the Company at the time of the settlement, the receivable is classified as a component of additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. The amount receivable under the agreement as of March 31, 2014 and December 31, 2013 was $3.8 million.

Restricted Common Stock

Equity compensation provided to employees directly involved in exploration and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is recognized in general and administrative expenses, production expenses, cost of sales and midstream and marketing expenses in the consolidated statement of operations. For the three-month periods ended March 31, 2014 and 2013, the Company recognized equity compensation expense of $7.4 million, and $18.9 million, net of $1.9 million and $1.6 million capitalized, respectively, related to restricted common stock.

See Note 15 for discussion of the Company’s performance units.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Current
Federal	$—	$4,359
State	127	70
	127	4,429
Deferred
Federal	—	—
State	—	—
	—	—
Total provision	127	4,429
Less: income tax provision attributable to noncontrolling interest	82	75
Total provision attributable to SandRidge Energy, Inc.	$45	$4,354

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at March 31, 2014.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 during 2008 and 2010 that subjected certain of the Company’s tax attributes, including $923.0 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. These limitations could result in a material amount of existing loss carryforwards expiring unused. None of these limitations resulted in a current federal tax liability at March 31, 2014 or December 31, 2013.

At March 31, 2014 and December 31, 2013, the Company had a liability of approximately $1.4 million for unrecognized tax benefits. If recognized, approximately $0.9 million, net of federal tax expense, would be recorded as a reduction of income tax expense and would affect the effective tax rate. Included in the $1.4 million liability for unrecognized tax benefits at March 31, 2014 and December 31, 2013 was $0.1 million for interest and penalties relating to uncertain tax positions.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2010 to present remain open for federal examination. Additionally, various tax years remain open beginning with tax year 2005 due to federal net operating loss carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years. Currently, several examinations are in progress. The Company does not anticipate that any federal or state audits will have a significant impact on the Company’s results of operations or financial position. As a result of ongoing negotiations pertaining to the Company’s current state audits, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may decrease within the next twelve months by approximately $0.8 million.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended March 31, 2014
Basic loss per share	$(141,896)	484,798	$(0.29)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(141,896)	484,798	$(0.29)
Three Months Ended March 31, 2013
Basic loss per share	$(493,221)	477,826	$(1.03)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(493,221)	477,826	$(1.03)
____________________

(1)
Restricted stock awards covering 1.0 million shares and 1.2 million shares for the three-month periods ended March 31, 2014 and 2013, respectively, were excluded from the computation of loss per share because their effect would have been antidilutive.

(2)
Potential common shares related to the Company’s outstanding 8.5%, 6.0% and 7.0% convertible perpetual preferred stock covering 90.1 million shares for both the three-month periods ended March 31, 2014 and 2013 were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

See Note 11 for discussion of preferred stock dividends.

14. Related Party Transactions

Former Chairman and CEO Severance. On June 28, 2013, the Company’s then current CEO separated employment from the Company. As of March 31, 2014, the remaining amounts due under the terms of his employment agreement include $4.3 million to be paid in monthly installments through December 2016. These amounts are included in other current liabilities and other long-term obligations in the accompanying unaudited condensed consolidated balance sheet.

Other Employee Termination Benefits. Certain employees received termination benefits, including severance and accelerated stock vesting, upon separation of service from the Company during the three-month periods ended March 31, 2014 and 2013. Employee termination benefits were $8.1 million primarily as a result of the sale of the Gulf Properties and $10.4 million as a result of an executive’s separation from employment for the three-month periods ended March 31, 2014 and 2013, respectively. Termination benefits are included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

2014 Divestiture. See Note 2 for discussion of the sale of the Gulf Properties to Fieldwood and the Company’s guarantee on behalf of Fieldwood of certain associated plugging and abandonment obligations associated with the Gulf Properties. Fieldwood is a portfolio company of Riverstone Holdings LLC, affiliates of which own a significant number of shares of the Company’s common stock.

Acquisition of Ownership Interest. In March 2014, the Company purchased the additional ownership interest owned by its partner in GRLP and Genpar, which was deemed a related party at the time. See Note 3 for additional discussion.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. Performance Units

The Company periodically grants performance units to certain members of senior management under the Company’s existing long-term incentive plan which vest over a performance period of approximately three years. The value, and ultimate payout, of the performance units is determined based upon the Company’s total shareholder return relative to that of a predetermined peer group over a specific performance period. If performance exceeds the minimum thresholds, payout percentages could range from 50% to 200% of specified target values. If minimum target thresholds are not met, the payout is reduced to zero.

The performance units are valued for accounting purposes using a Monte Carlo simulation based on certain assumptions, including (i) a volatility assumption based on the historical realized price volatility of the Company’s common stock and the common stock of the predetermined peer group for each grant year and (ii) a risk-free interest rate based on the U.S. Treasury bond yields for a term commensurate with the approximate remaining vesting period for each grant. As of March 31, 2014 and December 31, 2013, the Company’s liability associated with performance units totaled $2.5 million and $1.8 million, respectively. The liability represents the fair value of the portion of performance units for which requisite service has been completed. The following table presents a summary of the fair value of the performance units and the related assumptions for all outstanding units as of March 31, 2014.

Expected price volatility range	24.9%	-	71.7%
Weighted-average risk-free interest rate			0.6%
Weighted-average fair value per unit			$87.35

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)	Drilling and Oil Field Services	Midstream Services	All Other	Consolidated Total
Three Months Ended March 31, 2014
Revenues	$407,338	$47,080	$46,294	$969	$501,681
Inter-segment revenue	—	(29,977)	(28,648)	—	(58,625)
Total revenues	$407,338	$17,103	$17,646	$969	$443,056

Loss from operations	$(48,154)	$(3,102)	$(1,411)	$(21,342)	$(74,009)
Interest income (expense), net	143	—	—	(62,186)	(62,043)
Other (expense) income, net	(185)	(398)	—	2,677	2,094
Loss before income taxes	$(48,196)	$(3,500)	$(1,411)	$(80,851)	$(133,958)
Capital expenditures(2)	$264,243	$620	$5,957	$4,954	$275,774
Depreciation, depletion, amortization and accretion	$121,041	$7,711	$2,441	$5,260	$136,453
At March 31, 2014
Total assets	$4,995,639	$150,869	$192,093	$1,539,656	$6,878,257

Three Months Ended March 31, 2013
Revenues	$481,410	$49,737	$36,834	$853	$568,834
Inter-segment revenue	(81)	(32,367)	(24,696)	—	(57,144)
Total revenues	$481,329	$17,370	$12,138	$853	$511,690

Loss from operations	$(301,707)	$(8,965)	$(2,459)	$(46,395)	$(359,526)
Interest income (expense), net	318	—	(125)	(86,103)	(85,910)
Loss on extinguishment of debt	—	—	—	(82,005)	(82,005)
Other income (expense), net	628	—	(800)	783	611
Loss before income taxes	$(300,761)	$(8,965)	$(3,384)	$(213,720)	$(526,830)
Capital expenditures(2)	$357,591	$632	$15,221	$15,268	$388,712
Depreciation, depletion, amortization and accretion	$167,513	$8,814	$1,687	$4,627	$182,641
At December 31, 2013
Total assets	$6,157,225	$158,737	$188,165	$1,180,668	$7,684,795
____________________

(1)
Loss from operations includes a full cost ceiling limitation impairment of $164.8 million for the three-month period ended March 31, 2014 and a loss on the sale of the Permian Properties of $399.1 million for the three-month period ended March 31, 2013.

(2)	On an accrual basis and exclusive of acquisitions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

17. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of March 31, 2014, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s outstanding Senior Fixed Rate Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

Certain of the Company’s wholly owned subsidiaries sold in February 2014, as discussed in Note 2, guaranteed the Company’s registered debt. Upon the closing of the sale, these subsidiaries were released from their guarantees. The condensed consolidating financial information in the tables below reflects these subsidiaries’ financial information through the date of the sale.

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

During the three-month period ended June 30, 2013, a revision was identified in the Company’s presentation of changes in intercompany advances (borrowings) in the condensed consolidating statement of cash flows. The intercompany advances (borrowings) represent cash flows between the Parent and the Guarantors and Non-Guarantors and are based on the Parent’s centralized treasury activities. Previously, the Company reflected the changes in intercompany advances (borrowings) in net cash provided by (used in) operating activities and such changes should have been reflected as a separate line within net cash provided by (used in) financing activities. The Company concluded these revisions were not material individually or in the aggregate to any of the historical condensed consolidating financial information. Accordingly, the Company revised its condensed consolidating statements of cash flows to reflect the changes in intercompany advances (borrowings) in cash flows from financing activities. These revisions had no impact on the Company’s consolidated financial statements or the other condensed consolidating financial information. The revisions related to each of the Parent, Guarantors and Non-Guarantors associated with cash flows from operating activities had corresponding offsetting impacts to cash flows from financing activities resulting in no impact to net increase (decrease) in cash and cash equivalents. Net cash provided by (used in) operating activities increased (decreased) and net cash provided by (used in) financing activities decreased (increased) by the same amount as shown in the table below for the historical three-month period ended March 31, 2013.

Three Months Ended March 31, 2013
(In thousands)
Parent	$(2,287,259)
Guarantors	$2,297,970
Non-Guarantors	$(10,711)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,170,581	$1,527	$7,536	$—	$1,179,644
Accounts receivable, net	—	270,092	23,673	—	293,765
Intercompany accounts receivable	56,521	1,351,683	59,095	(1,467,299)	—
Derivative contracts	—	5,702	9,986	(6,686)	9,002
Prepaid expenses	—	13,509	58	—	13,567
Other current assets	1,375	28,470	122	—	29,967
Total current assets	1,228,477	1,670,983	100,470	(1,473,985)	1,525,945
Property, plant and equipment, net	—	4,184,730	1,121,873	(54,377)	5,252,226
Investment in subsidiaries	5,172,020	(123,181)	—	(5,048,839)	—
Derivative contracts	—	18,048	4,471	(4,471)	18,048
Other assets	66,550	21,367	23	(5,902)	82,038
Total assets	$6,467,047	$5,771,947	$1,226,837	$(6,587,574)	$6,878,257
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$157,676	$420,902	$3,186	$—	$581,764
Intercompany accounts payable	1,355,653	72,335	38,831	(1,466,819)	—
Derivative contracts	—	20,861	—	(6,686)	14,175
Other current liabilities	6,987	9,480	—	—	16,467
Total current liabilities	1,520,316	523,578	42,017	(1,473,505)	612,406
Long-term debt	3,200,938	—	—	(5,902)	3,195,036
Derivative contracts	—	4,471	—	(4,471)	—
Asset retirement obligations	—	53,103	—	—	53,103
Other long-term obligations	1,398	18,775	—	—	20,173
Total liabilities	4,722,652	599,927	42,017	(1,483,878)	3,880,718
Equity
SandRidge Energy, Inc. stockholders’ equity	1,744,395	5,172,020	1,184,820	(6,411,697)	1,689,538
Noncontrolling interest	—	—	—	1,308,001	1,308,001
Total equity	1,744,395	5,172,020	1,184,820	(5,103,696)	2,997,539
Total liabilities and equity	$6,467,047	$5,771,947	$1,226,837	$(6,587,574)	$6,878,257

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2014
Total revenues	$—	$379,050	$64,093	$(87)	$443,056
Expenses
Direct operating expenses	—	130,264	4,810	(270)	134,804
General and administrative	148	36,947	1,443	—	38,538
Depreciation, depletion, amortization and accretion	—	120,577	15,876	—	136,453
Impairment	—	122,466	42,313	—	164,779
Loss on derivative contracts	—	34,102	8,389	—	42,491
Total expenses	148	444,356	72,831	(270)	517,065
Loss from operations	(148)	(65,306)	(8,738)	183	(74,009)
Equity earnings from subsidiaries	(65,038)	(2,777)	—	67,815	—
Interest (expense) income	(62,186)	143	—	—	(62,043)
Loss on sale of subsidiary	—	(3,282)	—	3,282	—
Other income, net	—	6,184	1	(4,091)	2,094
Loss before income taxes	(127,372)	(65,038)	(8,737)	67,189	(133,958)
Income tax expense	17	—	110	—	127
Net loss	(127,389)	(65,038)	(8,847)	67,189	(134,085)
Less: net loss attributable to noncontrolling interest	—	—	—	(6,070)	(6,070)
Net loss attributable to SandRidge Energy, Inc.	$(127,389)	$(65,038)	$(8,847)	$73,259	$(128,015)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2013
Total revenues	$—	$440,318	$77,536	$(6,164)	$511,690
Expenses
Direct operating expenses	—	163,611	12,241	(5,792)	170,060
General and administrative	87	76,819	2,970	(432)	79,444
Depreciation, depletion, amortization and accretion	—	159,889	22,752	—	182,641
Loss on derivative contracts	—	30,900	9,997	—	40,897
Loss on sale of assets	—	290,956	107,218	—	398,174
Total expenses	87	722,175	155,178	(6,224)	871,216
Loss from operations	(87)	(281,857)	(77,642)	60	(359,526)
Equity earnings from subsidiaries	(306,884)	(26,641)	—	333,525	—
Interest (expense) income	(86,103)	192	1	—	(85,910)
Loss on extinguishment of debt	(82,005)	—	—	—	(82,005)
Other income (expense), net	—	1,422	(811)	—	611
Loss before income taxes	(475,079)	(306,884)	(78,452)	333,585	(526,830)
Income tax expense	4,321	—	108	—	4,429
Net loss	(479,400)	(306,884)	(78,560)	333,585	(531,259)
Less: net loss attributable to noncontrolling interest	—	—	—	(51,919)	(51,919)
Net loss attributable to SandRidge Energy, Inc.	$(479,400)	$(306,884)	$(78,560)	$385,504	$(479,340)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2014
Net cash provided by (used in) operating activities	$289,883	$(262,831)	$65,742	$(2,343)	$90,451
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(331,016)	—	—	(331,016)
Proceeds from sale of assets	—	706,158	—	1,208	707,366
Other	—	29,690	(80)	(31,962)	(2,352)
Net cash provided by (used in) investing activities	—	404,832	(80)	(30,754)	373,998
Cash flows from financing activities
Other	75,193	(141,487)	(66,271)	33,097	(99,468)
Net cash provided by (used in) financing activities	75,193	(141,487)	(66,271)	33,097	(99,468)
Net increase (decrease) in cash and cash equivalents	365,076	514	(609)	—	364,981
Cash and cash equivalents at beginning of year	805,505	1,013	8,145	—	814,663
Cash and cash equivalents at end of period	$1,170,581	$1,527	$7,536	$—	$1,179,644

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2013 (Revised)
Net cash (used in) provided by operating activities	$(95,203)	$155,489	$57,994	$3,177	$121,457
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(421,876)	—	—	(421,876)
Proceeds from sale of assets	—	2,559,371	3	—	2,559,374
Other	—	16,947	—	(21,995)	(5,048)
Net cash provided by investing activities	—	2,154,442	3	(21,995)	2,132,450
Cash flows from financing activities
Repayments of borrowings	(1,115,500)	—	—	—	(1,115,500)
Premium on debt redemption	(61,997)	—	—	—	(61,997)
Intercompany borrowings (advances), net	2,287,259	(2,297,970)	10,711	—	—
Other	(29,395)	3,208	(70,074)	18,818	(77,443)
Net cash provided by (used in) financing activities	1,080,367	(2,294,762)	(59,363)	18,818	(1,254,940)
Net increase (decrease) in cash and cash equivalents	985,164	15,169	(1,366)	—	998,967
Cash and cash equivalents at beginning of year	300,228	922	8,616	—	309,766
Cash and cash equivalents at end of period	$1,285,392	$16,091	$7,250	$—	$1,308,733

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

18. Subsequent Events

Royalty Trust Distributions. On April 24, 2014, the Royalty Trusts announced quarterly distributions for the three-month period ended March 31, 2014. The following distributions are expected to be paid on or before May 30, 2014 to holders of record as of the close of business on May 15, 2014 (in thousands):

Royalty Trust	Total Distribution	Amount to be Distributed to Third-Party Unitholders
Mississippian Trust I	$8,952	$8,727
Permian Trust	29,871	23,940
Mississippian Trust II	20,849	17,357
Total	$59,672	$50,024

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Company’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company’s accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as the Company’s audited consolidated financial statements and the accompanying notes included in the 2013 Form 10-K. The Company’s discussion and analysis includes the following subjects:

•	Overview;

•	Results by Segment;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Valuation Allowance.

The financial information with respect to the three-month periods ended March 31, 2014 and 2013, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

SandRidge’s mission is to become a high-return, growth-oriented resource conversion company focused in the Mid-Continent region of the United States. During the Company’s 2013 capital allocation process, it identified competitive advantages, such as its industry leading cost structure, subsurface knowledge, existing infrastructure and broader infrastructure capabilities and size and scale, all in the Mid-Continent area. As a result of that process, the decision was made to enhance the Company’s focus in the Mid-Continent, divest the Gulf Properties, and redeploy capital into onshore areas where the Company has a more extensive opportunity set and over a 10-year inventory of high return drilling locations.

Operational Highlights

Operational highlights for the three-month period ended March 31, 2014 include the following:

•
Drilled 89 wells, excluding salt water disposal wells, in the Mid-Continent area. Mid-Continent properties contributed approximately 4.7 MMBoe or 66.2% of the Company’s total production, for the three-month period ended March 31, 2014, respectively, compared to approximately 3.8 MMBoe, or 41.7% for the three-month period ended March 31, 2013.

•
Gulf of Mexico properties contributed production of approximately 1.3 MMBoe, or 18.5%, of the Company’s total production, for the three-month period ended March 31, 2014 compared to approximately 2.9 MMBoe, or 32.4% of total production, for the three-month period ended March 31, 2013.

•
Total production for the three-month period ended March 31, 2014 was comprised of approximately 40.5% oil, 50.5% natural gas and 9.0% NGLs compared to 44.0% oil, 50.6% natural gas and 5.4% NGLs in the same period of 2013.

2013 Transactions

Sale of Permian Properties. On February 26, 2013, the Company sold the Permian Properties for $2.6 billion. The Company used a portion of the sale proceeds to fund the redemption of approximately $1.1 billion aggregate principal amount of outstanding Senior Fixed Rate Notes, discussed below, and has used and expects to use the remaining proceeds to fund its capital expenditures in the Mississippian formation and for general corporate purposes. The Company recorded a non-cash loss on the sale of $399.1 million during the three-month period ended March 31, 2013, of which $71.7 million was allocated to noncontrolling interests. Additionally, the Company settled a portion of its existing oil derivative contracts in February 2013 prior to their respective maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in cash payments of approximately $29.6 million.
Production, revenues and direct operating expenses of the Permian Properties included in the Company’s results for the three-month period ended March 31, 2013 were as follows:

Three Months Ended March 31, 2013(1)
Production (MBoe)	1,148
Revenues (in thousands)	$68,027
Direct operating expenses (in thousands)	$17,453
_______________
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

2014 Developments and Outlook

Sale of Gulf of Mexico and Gulf Coast Properties. On February 25, 2014, the Company sold subsidiaries that owned the Gulf Properties, for approximately $705.0 million, net of working capital adjustments and subject to post-closing adjustments, and Fieldwood’s assumption of approximately $366.0 million of related asset retirement obligations. The Company retained a 2.0% overriding royalty interest in certain exploration prospects. The Company is using the proceeds from the sale to fund its drilling in the Mid-Continent. Additionally, the Company settled a portion of its existing oil derivative contracts in January and February 2014 prior to their respective maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in cash payments of approximately $69.6 million. Without regard to same-counterparty netting, these derivative contracts were in a liability position at December 31, 2013 of $72.4 million.

Production, revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations and general and administrative expenses, for the Gulf Properties included in the Company’s results for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014(1)	2013
Production (MBoe)	1,321	2,916
Revenues (in thousands)	$90,920	$175,055
Expenses (in thousands)	$63,674	$129,169
_______________
(1) Includes activity through February 25, 2014, the date of sale.

Outlook

In 2014, the Company is focusing on highest return projects, coupled with an enhanced capital discipline, while utilizing its identified competitive advantages. The Company’s 2014 capital expenditures budget is approximately $1.5 billion, with approximately $1.4 billion designated for exploration and production activities.

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

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The results of the Company’s business segments for the three-month periods ended March 31, 2014 and 2013 are discussed below.

Exploration and Production Segment

The Company generates the majority of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Company’s ability to find, economically develop and produce its reserves. The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces and changes in the fair value of commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three-month periods ended March 31, 2014 and 2013 are shown in the following table:

	Three Months Ended March 31,
	2014	2013
Oil (per Bbl)	$98.61	$94.36
Natural gas (per Mcf)	$4.72	$3.48

In order to reduce the Company’s exposure to price fluctuations, the Company enters into commodity derivative contracts for a portion of its anticipated future oil and natural gas production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Reducing the Company’s exposure to price volatility mitigates the risk that it will not have adequate funds available for its capital expenditure programs.

Saltwater Disposal System. Included within the Company’s full cost pool is a produced water disposal system that included over 900 miles of gathering lines and 163 active disposal wells at March 31, 2014. This system assists in the economically efficient production of oil and natural gas in the Mid-Continent by reducing the overall cost of water disposal, which directly reduces production costs. At March 31, 2014, the system was disposing over one million barrels of water per day, of which approximately 5,000 barrels were attributable to third parties.

Set forth in the table below is financial, production and pricing information for the exploration and production segment for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Results (in thousands)
Revenues
Oil	$279,929	$373,953
NGL	27,589	16,371
Natural gas	97,798	87,693
Other	2,022	3,393
Inter-segment revenue	—	(81)
Total revenues	407,338	481,329
Operating expenses
Production	99,165	133,442
Production taxes	7,807	9,439
Depreciation and depletion—oil and natural gas	115,185	157,526
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
Loss on derivative contracts	42,491	40,897
Loss on sale of assets	—	399,065
Other operating expenses	20,319	32,888
Total operating expenses	455,492	783,036
Loss from operations	$(48,154)	$(301,707)

Production data
Oil (MBbls)	2,885	3,962
NGL (MBbls)	642	480
Natural gas (MMcf)	21,593	27,321
Total volumes (MBoe)	7,126	8,995
Average daily total volumes (MBoe/d)	79.2	99.9
Average prices—as reported(1)
Oil (per Bbl)	$97.03	$94.38
NGL (per Bbl)	$42.97	$34.11
Natural gas (per Mcf)	$4.53	$3.21
Total (per Boe)	$56.88	$53.14
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$95.86	$97.92
NGL (per Bbl)	$42.97	$34.11
Natural gas (per Mcf)	$4.05	$3.19
Total (per Boe)	$54.95	$54.65
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

The table below presents production by area of operation for the three-month periods ended March 31, 2014 and 2013 and illustrates the impact of (i) the Company’s continued development of its Mid-Continent assets, (ii) the sale of the Gulf Properties in February 2014 and (iii) the sale of the Permian Properties in February 2013.

	Three Months Ended March 31,
	2014		2013
	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production
Mid-Continent	4,715	66.2%	3,751	41.7%
Gulf of Mexico / Gulf Coast	1,321	18.5%	2,916	32.4%
Permian Basin	538	7.6%	1,648	18.3%
Other - west Texas	552	7.7%	680	7.6%
Total	7,126	100.0%	8,995	100.0%

Revenues

Exploration and production segment revenues from oil, natural gas and NGL sales decreased $72.7 million, or 15.2%, for the three-month period ended March 31, 2014 from the same period in 2013, as a result of a 1.9 MBoe, or 20.8%, decrease in combined production primarily due to the sale of the Permian Properties in February 2013 and the sale of the Gulf Properties in February 2014. The decrease in volume in the Permian Basin and Gulf of Mexico/Gulf Coast areas was partially offset by increased production from the Mid-Continent area as the Company focused on its development of this area, as well as an increase in prices received for volumes produced. Average prices received for combined production increased $3.74 per Boe, or 7.0%, for the three-month period ended March 31, 2014 compared to the same period in 2013.

Operating Expenses

Production expense includes the costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses decreased $34.3 million, or 25.7%, for the three-month period ended March 31, 2014 compared to the same period in 2013 due to the decrease in total production and a decrease in production costs per Boe. During the three-month period ended March 31, 2014, production expense was $13.92 per Boe, down from the comparable 2013 period rate of $14.84 per Boe, primarily as a result of the sale of the Gulf Properties in February 2014, which had higher production costs inherent with offshore operations.

Production taxes decreased by $1.6 million, or 17.3%, for the three-month period ended March 31, 2014, compared to the same period in 2013, primarily as a result of a decrease in oil, natural gas and NGL revenue. Production taxes as a percentage of oil, natural gas and NGL revenue were approximately 1.9% and 2.0% for the three-month periods ended March 31, 2014 and 2013, respectively.

Depreciation and depletion for the Company’s oil and natural gas properties decreased by $42.3 million for the three-month period ended March 31, 2014 compared to the same period in 2013 due largely to the 20.8% decrease in the Company’s combined production volumes as well as a decrease in the depreciation and depletion rate per Boe to $16.16 for the three-month period ended March 31, 2014 from $17.51 for the three-month period ended March 31, 2013. The decrease in the depreciation and depletion rate is primarily due to the sale of the Gulf Properties in February 2014 and, to a lesser extent, the sale of the Permian Properties in 2013.

Accretion of asset retirement obligations decreased $4.0 million for the three-month period ended March 31, 2014, compared to the same period in 2013, primarily due to an assumption by Fieldwood of asset retirement obligations associated with the Gulf Properties sold in February 2014.

The Company incurred an impairment of $164.8 million for the three-month period ended March 31, 2014 due to a full cost ceiling limitation resulting from the divestiture of the Gulf Properties, as the present value of future net revenues associated with the Gulf Properties exceeded the associated reduction to the full cost pool. There was no full cost ceiling impairment for the three-month period ended March 31, 2013.

The Company recorded a loss on commodity derivative contracts of $42.5 million and $40.9 million for the three-month periods ended March 31, 2014 and 2013, respectively. The loss on commodity derivative contracts for the three-month periods ended March 31, 2014 and 2013 includes net cash payments upon contract settlement of $23.4 million and $16.1 million, respectively. Included in these net cash payments are $69.6 million and $29.6 million of payments for early settlements of commodity derivative contracts as a result of the sale of the Gulf Properties in February 2014 and the Permian Properties in February 2013, respectively.

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

The company recorded a loss on the sale of assets of $399.1 million for the three-month period ended March 31, 2013 as a result of the sale of the Permian Properties in February 2013. No gain or loss was recognized for the sale of the Gulf Properties in February 2014. See “Note 2 - Divestitures” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the sale of the Gulf Properties.

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

Set forth in the table below is financial and operational information for the drilling and oil field services segment for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Results (in thousands)
Revenues	$47,080	$49,737
Inter-segment revenue	(29,977)	(32,367)
Total revenues	17,103	17,370
Operating expenses	20,205	26,335
Loss from operations	$(3,102)	$(8,965)

Drilling rig statistics
Average number of operational rigs owned during the period	27.0	30.0
Average number of rigs working for third parties	5.5	3.5
Number of days drilling for third parties	494	319
Average drilling revenue per day per rig drilling for third parties(1)	$15,107	$15,051

Rig status - March 31	2014	2013
Working for SandRidge	12	15
Working for third parties(1)	5	3
Idle(2)	10	9
Total operational	27	27
Non-operational(3)	3	4
Total rigs	30	31
____________________

(1)
Represents revenues from rigs working for third parties, excluding stand-by revenue, divided by the total number of days such drilling rigs were used by third parties during the period, excluding revenues for related rental equipment.

(2)	The company’s rigs are primarily intended to drill for its own account; as such, the number of idle rigs does not significantly impact the consolidated results of operations.

(3)	Non-operational rigs at March 31, 2014 are held for sale. Non-operational rigs at March 31, 2013 were stacked.

Drilling and oil field services segment revenues for the three-month period ended March 31, 2014 remained comparable to the same period in 2013 as increased revenues from third parties during the three-month period ended March 31, 2014 offset a decrease in revenue from oil field services supplies due to the sale of the northwest Oklahoma location in 2013. Drilling and oil field services segment operating expenses decreased $6.1 million during the three-month period ended March 31, 2014, compared to the same period in 2013 due primarily to costs incurred in the first quarter of 2013 associated with maintenance performed on rigs that were stacked as a result of the sale of the Permian Properties.

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

Electrical Provision. The Company owns an electrical transmission system in the Mid-Continent that coordinates the provision of electricity for use in the Company’s exploration and production operations at a lower cost than electricity provided by on-site generation. On a consolidated basis, revenues and expenses from the electrical transmission system relate to electricity for third-party working interest owners in Company operated wells in the Mid-Continent.

The primary factors affecting the results of the Company’s midstream services segment are the quantity of natural gas the Company gathers, treats and markets and the prices it pays and receives for natural gas as well as the rates charged and volumes delivered by the electrical transmission system.

Set forth in the table below is financial and operational information for the midstream services segment for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Results (in thousands)
Operating revenues	$46,294	$36,834
Inter-segment revenue	(28,648)	(24,696)
Total revenues	17,646	12,138
Operating expenses	19,057	14,597
Loss from operations	$(1,411)	$(2,459)

Gas Marketed
Volumes (MMcf)	1,813	2,048
Average price	$4.72	$3.35

Midstream services segment revenues and expenses increased $5.5 million and $4.5 million, respectively, for the three-month period ended March 31, 2014 from the same period in 2013. These increases were due primarily to an increase in revenue from and expenses related to electrical transmission services provided to third-party working interest owners in the Mid-Continent and an increase of $1.37 per Mcf in the average price received for natural gas purchased and marketed in west Texas during the three-month period ended March 31, 2014. These increases were slightly offset by a 235 MMcf decrease in third-party volumes processed and marketed for the three-month period ended March 31, 2014, as a result of decreased natural gas production in west Texas.

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the three-month periods ended March 31, 2014 and 2013 are presented in the table below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues
Oil, natural gas and NGL	$405,316	$478,017
Drilling and services	17,080	17,370
Midstream and marketing	17,910	13,032
Other	2,750	3,271
Total revenues(1)	$443,056	$511,690
___________________

(1)
Includes $44.2 million and $45.7 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended March 31, 2014 and 2013, respectively.

The Company’s primary sources of revenue are discussed in “Results by Segment.” See discussion of oil, natural gas and NGL revenues under “Results by Segment—Exploration and Production Segment,” discussion of drilling and services revenues under “Results by Segment—Drilling and Oil Field Services Segment” and discussion of midstream and marketing revenues under “Results by Segment—Midstream Services Segment.”

Expenses

The Company’s consolidated expenses for the three-month periods ended March 31, 2014 and 2013 are presented below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Expenses
Production	$98,535	$132,501
Production taxes	7,807	9,439
Cost of sales	12,481	16,317
Midstream and marketing	16,000	11,803
Depreciation and depletion—oil and natural gas	115,185	157,526
Depreciation and amortization—other	15,522	15,336
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
General and administrative	38,538	79,444
Loss on derivative contracts	42,491	40,897
(Gain) loss on sale of assets	(19)	398,174
Total expenses(1)	$517,065	$871,216
___________________

(1)
Includes $20.2 million and $97.0 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended March 31, 2014 and 2013, respectively. Expenses attributable to noncontrolling interests in consolidated VIEs for the three-month periods ended March 31, 2014 and 2013 include $29.9 million of allocated full cost ceiling impairment and $71.7 million of allocated loss on sale of assets associated with the sale of the Permian Properties, respectively.

See discussion of production expenses, production taxes, depreciation and depletion—oil and natural gas, accretion of asset retirement obligations, impairment, loss on derivative contracts and (gain) loss on sale of assets under “Results by Segment—Exploration and Production Segment,” discussion of cost of sales under “Results by Segment— Drilling and Oil Field Services Segment” and discussion of midstream and marketing expense under “Results by Segment—Midstream Services Segment.”

General and administrative expenses decreased $40.9 million, or 51.5%, for the three-month period ended March 31, 2014 from the same period in 2013 due to a decrease of $13.3 million in costs related to a stockholder consent solicitation that occurred in 2013, decreases of $10.2 million in compensation, $4.2 million in professional services costs and $2.9 million in promotional and advertising costs, primarily as a result of corporate cost cutting measures and a decrease in headcount during 2014, and a decrease in severance costs. The Company incurred severance costs of $8.1 million in the three-month period ended March 31, 2014 in conjunction with the sale of the Gulf Properties and $10.4 million in the three-month period ended March 31, 2013 as a result of an executive’s separation from employment.

Other Income (Expense), Taxes and Net Loss Attributable to Noncontrolling Interest

The Company’s other income (expense), taxes and net loss attributable to noncontrolling interest for the three-month periods ended March 31, 2014 and 2013 are presented in the table below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Other income (expense)
Interest expense	$(62,043)	$(85,910)
Loss on extinguishment of debt	—	(82,005)
Other income, net	2,094	611
Total other expense	(59,949)	(167,304)
Loss before income taxes	(133,958)	(526,830)
Income tax expense	127	4,429
Net loss	(134,085)	(531,259)
Less: net loss attributable to noncontrolling interest	(6,070)	(51,919)
Net loss attributable to SandRidge Energy, Inc.	$(128,015)	$(479,340)

Interest expense for the three-month periods ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest expense
Interest expense on debt	$63,378	$86,236
Amortization of debt issuance costs, discounts and premium	2,490	3,680
Interest rate swap loss	—	14
Capitalized interest	(3,825)	(4,020)
Total interest expense	$62,043	$85,910

Total interest expense decreased $23.9 million for the three-month period ended March 31, 2014 compared to the same period in 2013, primarily due to a reduction in interest expense associated with the senior notes repurchased and redeemed in the first quarter of 2013. See “Note 7 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2013.

The Company recognized a loss on extinguishment of debt of $82.0 million for the three-month period ended March 31, 2013 in connection with the redemption and repurchase of certain of its senior notes. This loss represents the premium paid to redeem the notes and the expense incurred to write off of the remaining unamortized debt issuance costs associated with the notes.

The Company’s tax expense and effective tax rate for the three-month period ended March 31, 2014 continue to be low as a result of the valuation allowance against its net deferred tax asset. The Company's income tax expense of $4.4 million for the three-month period ending March 31, 2013 is primarily related to federal alternative minimum tax associated with the tax year ending December 31, 2013. The Company recorded a current liability and a corresponding deferred tax asset each in the amount of $4.4 million for the three-month period ended March 31, 2013. As a result of recording a deferred tax asset, the Company increased its valuation allowance against its net deferred tax asset by $4.4 million.

Net loss attributable to noncontrolling interest represents the portion of net loss attributable to third-party ownership in the Company’s consolidated VIEs and subsidiaries. Net loss attributable to noncontrolling interest decreased to $6.1 million for the three-month period ended March 31, 2014 from $51.9 million during the same period in 2013. The loss for the three-month period ended March 31, 2014 includes the full cost ceiling impairment attributable to noncontrolling interest of $29.9 million compared to the loss on the sale of the Permian Properties attributable to noncontrolling interest of $71.7 million included in the three-month period ended March 31, 2013.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash on hand, cash flows from operating activities, proceeds from monetizations of assets, borrowings under the senior credit facility, funding commitments from third parties for drilling carries and the issuance of equity and debt securities in the capital markets. As described in “2014 Developments and Outlook,” the Company received proceeds of approximately $705.0 million, net of working capital adjustments and subject to post-closing adjustments, for the sale of its Gulf Properties in February 2014.

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

    The Company’s 2014 budget for capital expenditures, including expenditures related to the Company’s drilling programs for the Permian Trust and Mississippian Trust II and net of $205.6 million in drilling carries estimated to be received in 2014, is approximately $1.5 billion. See “Note 5 - Property, Plant and Equipment” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of the drilling carries. The Company expects to fund its near term capital and debt service requirements and working capital needs with cash on hand ($1.2 billion at March 31, 2014), cash flow from operations and available borrowing capacity under its $775.0 million senior credit facility, which is undrawn, other than $29.3 million in letters of credit secured by the senior credit facility that reduce availability on a dollar for dollar basis, at March 31, 2014. The Company has no maturities of long-term debt prior to 2020, and may choose to issue new long-term debt, subject to market availability, as an alternative to borrowing under its senior credit facility. Alternatively, the Company may issue equity or other non-debt securities in the capital markets, depending on market conditions, to address its funding requirements. In the longer term, the Company expects an increasing portion of its funding needs to be covered by increased cash flows from operations, resulting from its drilling program combined with cost cutting initiatives implemented in 2013, and may issue long-term debt or equity or monetize non-core assets to cover any difference between cash flow from operations and capital needs. Further, the majority of the Company’s capital expenditures is discretionary and could be curtailed if the Company’s cash flows decline from expected levels.

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

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on its cash flows. To this end, collars and fixed price swap contracts are in place for portions of expected oil and natural gas production in both 2014 and 2015. Currently, no collars or fixed price swap contracts are in place for any of the Company’s oil and natural gas production beyond 2015.

The Company may from time to time seek to retire or purchase its outstanding debt securities through cash purchases and/or exchanges in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

As of March 31, 2014, the Company’s cash and cash equivalents were $1.2 billion, including $7.2 million attributable to the Company’s consolidated VIEs which is available to satisfy only obligations of the VIEs. The Company had approximately $3.2 billion in total debt outstanding and $29.3 million in outstanding letters of credit with no amount outstanding under its senior credit facility at March 31, 2014. As of and during the three-month period ended March 31, 2014, the Company was in compliance with applicable covenants under its senior credit facility and outstanding Senior Fixed Rate Notes. As of May 2, 2014, the Company’s cash and cash equivalents were approximately $1.1 billion, including $5.6 million attributable to the Company’s consolidated VIEs. Additionally, there was no amount outstanding under the Company’s senior credit facility and $28.4 million in outstanding letters of credit which reduced the availability under the senior credit facility to $746.6 million.

Working Capital

The Company’s working capital balance fluctuates as a result of changes in the fair value of its outstanding commodity derivative instruments and due to fluctuations in the timing and amount of its collection of receivables and payment of expenditures related to its exploration and production operations.

At March 31, 2014, the Company had a working capital surplus of $913.5 million compared to a surplus of $308.0 million at December 31, 2013. Current assets increased by $284.1 million and current liabilities decreased by $321.4 million at March 31, 2014, compared to December 31, 2013. The increase in current assets is primarily due to a $365.0 million increase in cash and cash equivalents that resulted from the receipt of proceeds from the sale of the Gulf Properties in February 2014, partially offset by cash used for operating activities and capital expenditures. Also as a result of the sale of the Gulf Properties, accounts receivable decreased by $74.8 million, prepaid expenses decreased by $20.2 million, accounts payable and accrued expenses decreased by $91.5 million, and the current asset retirement obligation decreased by $87.1 million. These decreases in current liabilities were slightly offset by a liability of $9.5 million recognized as a result of the Company’s guarantee on behalf of Fieldwood of certain plugging and abandonment obligations as of March 31, 2014. Additionally, the decrease of $20.1 million in the net liability position of the Company’s current derivative contracts was due primarily to the early settlement of derivative contracts in conjunction with the sale of the Gulf Properties.

The remaining decrease in accounts payable and accrued expenses of $139.3 million was primarily due to the payment during the three-month period ended March 31, 2014 of interest payable on certain of the Company’s outstanding senior notes and accrued 2013 bonuses, and other decreases due primarily to fluctuations in the timing and amount of the payment of expenditures related to exploration and production operations.

Cash Flows

The Company’s cash flows for the three-month periods ended March 31, 2014 and 2013 are presented in the following table and discussed below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows provided by operating activities	$90,451	$121,457
Cash flows provided by investing activities	373,998	2,132,450
Cash flows used in financing activities	(99,468)	(1,254,940)
Net increase in cash and cash equivalents	$364,981	$998,967

Cash Flows from Operating Activities

The Company’s operating cash flow is primarily influenced by the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces, settlements of derivative contracts, and third-party demand for its drilling rigs and oil field services and the rates it is able to charge for these services. The Company’s cash flows from operating activities are also impacted by changes in working capital.

Net cash provided by operating activities for the three-month period ended March 31, 2014 decreased from the comparable period in 2013 due primarily to a decrease in oil and natural gas production as a result of the sale of the Gulf Properties in February 2014, which was slightly offset by an increase in prices for oil and natural gas.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and natural gas industry.

Cash flows provided by investing activities were $374.0 million for the three-month period ended March 31, 2014 compared to $2.1 billion for the same period in 2013. During the three-month period ended March 31, 2014, the Company received proceeds from the sale of assets of $707.4 million primarily as a result of the sale of the Gulf Properties. During the three-month period ended March 31, 2013, the Company received proceeds of $2.6 billion from the sale of the Permian Properties.

Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the three-month periods ended March 31, 2014 and 2013 are summarized below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Capital Expenditures
Exploration and production	$264,243	$357,591
Drilling and oil field services	620	632
Midstream services	5,957	15,221
Other	4,954	15,268
Capital expenditures, excluding acquisitions	275,774	388,712
Acquisitions	2,352	5,048
Total	$278,126	$393,760

Capital expenditures, excluding acquisitions, decreased by $112.9 million for the three-month period ended March 31, 2014 from the same period in 2013 primarily due to an increased focus on capital discipline by the Company’s management.

Cash Flows from Financing Activities

The Company’s financing activities used $99.5 million of cash for the three-month period ended March 31, 2014 compared to $1.3 billion in the same period in 2013. The decrease is due primarily to the redemption of $1.1 billion of senior notes as well as the $62.0 million premium paid in connection with the redemption of these notes during the three-month period ended March 31, 2013. Additionally, the Company paid $44.1 million for the early settlement of derivatives as a result of the sale of the Gulf Properties, which was partially offset by proceeds from the sale of Royalty Trust units of $22.1 million during the three-month period ended March 31, 2014.

Indebtedness

Long-term debt consists of the following at March 31, 2014 (in thousands):

8.75% Senior Notes due 2020, net of $5,101 discount	$444,899
7.5% Senior Notes due 2021, including premium of $3,816	1,178,816
8.125% Senior Notes due 2022	750,000
7.5% Senior Notes due 2023, net of $3,679 discount	821,321
Total debt	$3,195,036

The indentures governing the Senior Fixed Rate Notes contain covenants imposing certain restrictions on the Company’s activities, including, but not limited to, limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three-month period ended March 31, 2014, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

Maturities of Long-Term Debt. As of March 31, 2014, there are no maturities of long-term debt until January 2020.

Senior Credit Facility. The amount the Company may borrow under its senior credit facility is limited to a borrowing base, and is subject to periodic redeterminations. The Company’s borrowing base is generally redetermined in April and October of each year, and was reaffirmed at $775.0 million in April 2014. The next redetermination will take place in October 2014. Quarterly, the Company pays a commitment fee assessed at an annual rate of 0.5% on any available portion of the senior credit facility. The borrowing base is determined based upon the discounted present value of future cash flows attributable to the Company’s proved reserves. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base.

At March 31, 2014, the Company had no amount outstanding under the senior credit facility and $29.3 million in outstanding letters of credit, which reduced the availability under the senior credit facility to $745.7 million. As of and during the three-month period ended March 31, 2014, the Company was in compliance with all applicable financial covenants under the senior credit facility.

For more information about the senior credit facility and the Senior Fixed Rate Notes, see “Note 7 - Long-Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations include long-term debt obligations, a gas gathering agreement, transportation and throughput agreements, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. From time to time, the Company enters into transactions that give rise to significant contractual obligations or otherwise result in significant changes to existing contractual obligations. The sale of the Gulf Properties in February 2014 resulted in the following changes to contractual obligations presented in the 2013 Form 10-K.

•
Asset Retirement Obligations. As of February 25, 2014, the date of the sale, asset retirement obligations associated with the divested Gulf Properties were assumed by Fieldwood. The total obligation assumed was $366.0 million, with approximately $81.4 million due in 2014, $34.2 million due in 2015, $51.8 million due in 2016, $52.4 million due in 2017, $11.7 million due in 2018, and $134.5 million due thereafter.

•
Guarantees. As of March 31, 2014, the fair value of the Company’s guarantees of plugging and abandonment obligations associated with the Gulf Properties was $9.5 million. For additional information about the guarantees, which could extend through February 2015, see “Note 2 - Divestitures” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Form 10-K. For a discussion of recent accounting pronouncements, see “Note 1 - Basis of Presentation” to the Company’s accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset for the period ended December 31, 2008. This valuation allowance has been maintained since 2008. See “Note 12 - Income Taxes” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for more discussion on the establishment of the valuation allowance against the Company’s net deferred tax asset.
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
The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of the Permian Properties on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. See “Note 2 - Divestitures” to the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of the sale of the Permian Properties. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the year ended December 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended March 31, 2014. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.
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

In determining whether to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ending March 31, 2014, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company’s net deferred tax asset at December 31, 2013 was $702.7 million.

Additionally, at December 31, 2013, the Company had valuation allowances totaling $50.8 million against specific deferred tax assets for which management has determined it is more likely than not that such deferred tax assets will not be realized for various reasons. The valuation allowance against these specific deferred tax assets would not be impacted by the foregoing discussion.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments the Company uses to manage commodity prices, including instruments used to manage commodity prices for production attributable to the Royalty Trusts. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement. Additionally, the Company’s use of interest rate swaps to manage its variable interest rate debt in prior periods is also discussed.

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

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At March 31, 2014, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

At March 31, 2014, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2014 - December 2014	2,936	$99.45
January 2015 - December 2015	5,314	$92.55

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2014 - December 2014	38,490	$4.27
January 2015 - December 2015	15,400	$4.50

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
April 2014 - December 2014	6,066	$70.00	$90.21	$100.00
January 2015 - December 2015	2,920	$73.13	$90.82	$103.13

Natural Gas Collars

	Notional (MMcf)	Collar Range
April 2014 - December 2014	706	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

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

The Company recorded a loss on commodity derivative contracts of $42.5 million and $40.9 million for the three-month periods ended March 31, 2014, and 2013, respectively. The loss on commodity derivative contracts for the three-month periods ended March 31, 2014 and 2013 includes net cash payments upon settlement of $23.4 million and $16.1 million, respectively. Included in these net cash payments are $69.6 million and $29.6 million of payments for early settlements of commodity derivative contracts as a result of the sale of the Gulf Properties in February 2014 and the Permian Properties in February 2013, respectively.

See “Note 8 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the Company’s commodity derivatives.

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

A default by the Company under its senior credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of March 31, 2014, the majority of the Company’s open derivative contracts are with counterparties that share in the collateral supporting the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its derivative contracts. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and Mississippian Trust II have each given the counterparties to such contracts a lien on their royalty interests. See “Note 3 - Variable Interest Entities” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Permian Trust’s and the Mississippian Trust II’s derivative contracts.

The Company’s ability to fund its capital expenditures budget is partially dependent upon the availability of funds under its senior credit facility. In order to mitigate the credit risk associated with individual financial institutions committed to participate in the senior credit facility, the Company’s bank group currently consists of 23 financial institutions with commitments ranging from 1.00% to 6.00% of the borrowing base.

Interest Rate Risk. The Company is exposed to interest rate risk on its long-term fixed rate debt and will be exposed to variable interest rates if it draws on its senior credit facility. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as the Company’s interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the LIBOR and the federal funds rate. The Company had no outstanding variable rate debt as of March 31, 2014.

Prior to its maturity on April 1, 2013, the Company had a $350.0 million notional interest rate swap agreement, which effectively fixed the variable interest rate on the Senior Floating Rate Notes at an annual rate of 6.69% for periods prior to their repurchase and redemption in the third quarter of 2012. The interest rate swap was not designated as a hedge.

The Company recorded a loss on its interest rate swap of $0.01 million for the three-month period ended March 31, 2013, respectively, which is included in interest expense in the consolidated statements of operations. Included in the loss for the three-month period ended March 31, 2013, are cash payments upon contract settlement of $2.4 million.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 2, 2014, the court granted the defendants’ Motion to Dismiss and granted plaintiffs leave to file an amended complaint by April 16, 2014, which they did on such date. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

ITEM 1A. Risk Factors

There has been no material change to the risk factor previously discussed in Item 1A—Risk Factors in the Company’s 2013 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of the Company’s restricted stock program, the Company makes required tax payments on behalf of employees when their stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are initially recorded as treasury shares, then immediately retired. During the quarter ended March 31, 2014, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	372,986	$5.92	N/A	N/A
February 1, 2014 — February 28, 2014	121,262	$6.11	N/A	N/A
March 1, 2014 — March 31, 2014	114,813	$6.35	N/A	N/A

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ EDDIE M. LEBLANC
Eddie M. LeBlanc Executive Vice President and Chief Financial Officer
Date: May 8, 2014

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