Form 10-Q
period 2014-06-30
SANDRIDGE ENERGY INC
filed 2014-08-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2014, was 494,027,381.

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

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended June 30, 2014

PART I. Financial Information

ITEM 1. Financial Statements
SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$918,758	$814,663
Accounts receivable, net	333,300	349,218
Derivative contracts	115	12,779
Costs in excess of billings and contract loss	3,435	4,079
Prepaid expenses	12,337	39,253
Other current assets	21,671	21,831
Total current assets	1,289,616	1,241,823
Oil and natural gas properties, using full cost method of accounting
Proved	10,807,088	10,972,816
Unproved	309,043	531,606
Less: accumulated depreciation, depletion and impairment	(6,138,833)	(5,762,969)
	4,977,298	5,741,453
Other property, plant and equipment, net	564,521	566,222
Derivative contracts	2,826	14,126
Other assets	78,558	121,171
Total assets	$6,912,819	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$631,658	$812,488
Derivative contracts	56,728	34,267
Asset retirement obligations	—	87,063
Other current liabilities	19,171	—
Total current liabilities	707,557	933,818
Long-term debt	3,195,165	3,194,907
Derivative contracts	5,533	20,564
Asset retirement obligations	55,210	337,054
Other long-term obligations	19,152	22,825
Total liabilities	3,982,617	4,509,168
Commitments and contingencies (Note 11)
Equity
SandRidge Energy, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $200,000	2	2
7.0% Convertible perpetual preferred stock; 3,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $300,000	3	3
Common stock, $0.001 par value, 800,000 shares authorized; 495,687 issued and 494,546 outstanding at June 30, 2014 and 491,609 issued and 490,290 outstanding at December 31, 2013	485	483
Additional paid-in capital	5,307,814	5,298,301
Additional paid-in capital—stockholder receivable	(3,750)	(3,750)
Treasury stock, at cost	(7,295)	(8,770)
Accumulated deficit	(3,640,679)	(3,460,462)
Total SandRidge Energy, Inc. stockholders’ equity	1,656,583	1,825,810
Noncontrolling interest	1,273,619	1,349,817
Total equity	2,930,202	3,175,627
Total liabilities and equity	$6,912,819	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues
Oil, natural gas and NGL	$339,906	$454,282	$745,222	$932,299
Drilling and services	18,852	16,078	35,932	33,448
Midstream and marketing	14,874	15,198	32,784	28,230
Construction contract	—	23,253	—	23,253
Other	1,082	4,176	3,832	7,447
Total revenues	374,714	512,987	817,770	1,024,677
Expenses
Production	58,498	116,811	157,033	249,312
Production taxes	7,840	6,564	15,647	16,003
Cost of sales	10,469	15,348	22,950	31,665
Midstream and marketing	13,254	14,927	29,254	26,730
Construction contract	—	23,253	—	23,253
Depreciation and depletion—oil and natural gas	97,267	138,903	212,452	296,429
Depreciation and amortization—other	15,411	16,022	30,933	31,358
Accretion of asset retirement obligations	1,065	9,800	6,811	19,579
Impairment	3,133	15,643	167,912	15,643
General and administrative	31,102	65,541	61,531	134,587
Employee termination benefits	813	107,720	8,922	118,118
Loss (gain) on derivative contracts	85,292	(103,654)	127,783	(62,757)
Loss (gain) on sale of assets	36	(349)	17	397,825
Total expenses	324,180	426,529	841,245	1,297,745
Income (loss) from operations	50,534	86,458	(23,475)	(273,068)
Other income (expense)
Interest expense	(61,863)	(61,159)	(123,906)	(147,069)
Loss on extinguishment of debt	—	—	—	(82,005)
Other income (expense), net	1,338	(106)	3,432	505
Total other expense	(60,525)	(61,265)	(120,474)	(228,569)
(Loss) income before income taxes	(9,991)	25,193	(143,949)	(501,637)
Income tax (benefit) expense	(1,194)	508	(1,067)	4,937
Net (loss) income	(8,797)	24,685	(142,882)	(506,574)
Less: net income (loss) attributable to noncontrolling interest	15,642	45,121	9,572	(6,798)
Net loss attributable to SandRidge Energy, Inc.	(24,439)	(20,436)	(152,454)	(499,776)
Preferred stock dividends	13,881	13,881	27,763	27,763
Loss applicable to SandRidge Energy, Inc. common stockholders	$(38,320)	$(34,317)	$(180,217)	$(527,539)
Loss per share
Basic	$(0.08)	$(0.07)	$(0.37)	$(1.10)
Diluted	$(0.08)	$(0.07)	$(0.37)	$(1.10)
Weighted average number of common shares outstanding
Basic	485,318	479,154	485,059	478,494
Diluted	485,318	479,154	485,059	478,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Six Months Ended June 30, 2014
Balance at December 31, 2013	7,650	$8	490,290	$483	$5,294,551	$(8,770)	$(3,460,462)	$1,349,817	$3,175,627
Acquisition of ownership interest	—	—	—	—	(2,074)	—	—	(656)	(2,730)
Sale of royalty trust units	—	—	—	—	4,091	—	—	18,028	22,119
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(103,142)	(103,142)
Purchase of treasury stock	—	—	—	—	—	(3,865)	—	—	(3,865)
Retirement of treasury stock	—	—	—	—	(3,865)	3,865	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	178	—	(2,138)	1,475	—	—	(663)
Stock-based compensation	—	—	—	—	13,499	—	—	—	13,499
Stock-based compensation excess tax benefit	—	—	—	—	2	—	—	—	2
Issuance of restricted stock awards, net of cancellations	—	—	4,078	2	(2)	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(152,454)	9,572	(142,882)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(27,763)	—	(27,763)
Balance at June 30, 2014	7,650	$8	494,546	$485	$5,304,064	$(7,295)	$(3,640,679)	$1,273,619	$2,930,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,882)	$(506,574)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	243,385	327,787
Accretion of asset retirement obligations	6,811	19,579
Impairment	167,912	15,643
Debt issuance costs amortization	4,703	5,369
Amortization of discount, net of premium, on long-term debt	258	789
Loss on extinguishment of debt	—	82,005
Deferred income tax provision	—	4,015
Loss (gain) on derivative contracts	127,783	(62,757)
Cash paid on settlement of derivative contracts	(52,261)	(6,075)
Loss on sale of assets	17	397,825
Stock-based compensation	11,625	72,415
Other	(49)	2,057
Changes in operating assets and liabilities	(136,510)	32,605
Net cash provided by operating activities	230,792	384,683
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(656,699)	(828,585)
Acquisition of assets	(16,553)	(8,602)
Proceeds from sale of assets	707,799	2,563,886
Net cash provided by investing activities	34,547	1,726,699
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	—	(1,115,500)
Premium on debt redemption	—	(61,997)
Debt issuance costs	—	(91)
Proceeds from sale of royalty trust units	22,119	—
Noncontrolling interest distributions	(103,142)	(98,716)
Acquisition of ownership interest	(2,730)	—
Stock-based compensation excess tax benefit	2	—
Purchase of treasury stock	(5,602)	(28,468)
Dividends paid — preferred	(27,763)	(27,763)
Cash (paid) received on settlement of financing derivative contracts	(44,128)	5,728
Net cash used in financing activities	(161,244)	(1,326,807)
NET INCREASE IN CASH AND CASH EQUIVALENTS	104,095	784,575
CASH AND CASH EQUIVALENTS, beginning of year	814,663	309,766
CASH AND CASH EQUIVALENTS, end of period	$918,758	$1,094,341
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(120,339)	$(156,800)
Cash paid for income taxes	$(1,932)	$(2,525)
Supplemental Disclosure of Noncash Investing and Financing Activities
Deposit on pending sale	$—	$(255,000)
Change in accrued capital expenditures	$3,989	$52,715
Asset retirement costs capitalized	$1,944	$2,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent region of the United States. The Company owns and operates additional interests in west Texas. The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including gas gathering and processing facilities, marketing operations, a saltwater gathering system, an electrical transmission system and a drilling and related oil field services business.

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
Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements as of December 31, 2013 have been derived from the audited financial statements contained in the Company’s 2013 Form 10-K. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2013 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the information in the Company’s accompanying unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain of the provisions also amend or supersede existing guidance applicable to the recognition of a gain or loss on transfers of nonfinancial assets that are not an output of an entity’s ordinary activities, including sales of property, plant and equipment and real estate. The requirements of ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period with an option of using either a full retrospective or a modified approach for adoption. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures.

2. Divestitures

Sale of Permian Properties

On February 26, 2013, the Company sold all of its oil and natural gas properties in the Permian Basin in west Texas, excluding the assets attributable to the SandRidge Permian Trust’s (the “Permian Trust”) area of mutual interest, (the “Permian Properties”) for $2.6 billion. This transaction resulted in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded a $399.1 million loss on the sale for the six-month period ended June 30, 2013. The loss is included in loss (gain) on sale of assets in the accompanying unaudited condensed consolidated statement of operations for the six-month period ended June 30, 2013. The loss was calculated based on a comparison of proceeds received and the asset retirement obligations attributable to the Permian Properties that were assumed by the buyer to the sum of (i) an allocation of the historical net book value of the Company’s proved oil and natural gas properties attributable to the Permian Properties, (ii) the historical cost of unproved acreage sold and (iii) costs incurred by the Company to sell these properties. The allocated net book value attributable to the Permian Properties was calculated based on the relative fair value of the Permian Properties and the remaining proved oil and natural gas properties retained by the Company as of the date of sale. A portion of the loss, totaling $71.7 million, was allocated to noncontrolling interests and is reflected in net income (loss) attributable to noncontrolling interest in the accompanying unaudited condensed consolidated statement of operations for the six-month period ended June 30, 2013.

The following table presents revenues and direct operating expenses of the Permian Properties included in the accompanying unaudited condensed consolidated statement of operations for the six-month period ended June 30, 2013 (in thousands):

Six Months Ended June 30, 2013(1)
Revenues	$68,027
Direct operating expenses	$17,453
__________________

(1)	Includes revenues and direct operating expenses through February 26, 2013, the date of sale.

Sale of Gulf of Mexico and Gulf Coast Properties

On February 25, 2014, the Company sold subsidiaries that owned the Company’s Gulf of Mexico and Gulf Coast oil and natural gas properties (the “Gulf Properties”) for approximately $703.5 million, net of working capital adjustments and post-closing adjustments, and the buyer’s assumption of approximately $366.0 million of related asset retirement obligations to Fieldwood Energy LLC (“Fieldwood”). This transaction did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as a reduction of its full cost pool with no gain or loss on the sale. See Note 15 for discussion of Fieldwood’s related party affiliation with the Company.

In accordance with the terms of the sale, the Company agreed to guarantee on behalf of Fieldwood certain plugging and abandonment obligations associated with the Gulf Properties for a period of up to one year from the date of closing. The Company

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

recorded a liability equal to the fair value of these guarantees, or $9.4 million, at the time the transaction closed. As of June 30, 2014, the fair value of the guarantees was approximately $12.0 million. See Note 4 for additional discussion of the determination of the guarantees’ fair value. The guarantees do not include a limit on the potential future payments for which the Company could be obligated; however, Fieldwood has agreed to indemnify the Company for any costs it may incur as a result of the guarantees and to use its best efforts to pay any amounts sought from the Company by the Bureau of Ocean Energy Management that may arise prior to the expiration of the guarantees. Additionally, Fieldwood will maintain, for a period of up to one year from the closing date, restricted deposits totaling approximately $28.0 million held in escrow for plugging and abandonment obligations associated with the Gulf Properties. Upon expiration of the guarantees, the Company will receive payment from Fieldwood for half of such restricted deposits, or approximately $14.0 million. A receivable for this amount is included in other current assets in the accompanying unaudited condensed consolidated balance sheet at June 30, 2014.

The following table presents revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations and general and administrative expenses, for the Gulf Properties included in the accompanying unaudited condensed consolidated statements of operations for the three-month period ended June 30, 2013 and the six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014(1)	2013
Revenues	$170,219	$90,920	$345,275
Expenses	$122,222	$63,674	$251,392
____________________

(1)	Includes revenues and expenses through February 25, 2014, the date of the sale.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3. Variable Interest Entities

The Company’s significant associated VIEs, including those for which the Company has determined it is the primary beneficiary and those for which it has determined it is not, are described below.

Royalty Trusts. SandRidge owns beneficial interests in three Delaware statutory trusts. SandRidge Mississippian Trust I (the “Mississippian Trust I”), the Permian Trust and SandRidge Mississippian Trust II (the “Mississippian Trust II”) (each individually, a “Royalty Trust” and collectively, the “Royalty Trusts”) completed initial public offerings of their common units in April 2011, August 2011 and April 2012, respectively. Concurrent with the closing of each offering, the Company conveyed certain royalty interests to each Royalty Trust in exchange for the net proceeds of the offering and units representing beneficial interests in the Royalty Trust. Royalty interests conveyed to the Royalty Trusts are in existing wells and wells to be drilled on oil and natural gas properties leased by the Company in defined areas of mutual interest. The following table summarizes information about each Royalty Trust:

	Mississippian Trust I	Permian Trust	Mississippian Trust II
Total outstanding common units	21,000,000	39,375,000	37,293,750
Total outstanding subordinated units	7,000,000	13,125,000	12,431,250
Liquidation date(1)	12/31/2030	3/31/2031	12/31/2031
____________________

(1)
At the time each Royalty Trust terminates, 50% of the royalty interests conveyed to the Royalty Trust will automatically revert to the Company, and the remaining 50% will be sold with the proceeds distributed to the Royalty Trust unitholders.

The Royalty Trusts make quarterly cash distributions to unitholders based on calculated distributable income. In order to provide support for cash distributions on the common units, the Company agreed to subordinate a portion of the units it owns in each Royalty Trust (the “subordinated units”), which constitute 25% of the total outstanding units of each Royalty Trust. The subordinated units are entitled to receive pro rata distributions from the Royalty Trusts each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than the applicable quarterly subordination threshold. If there is not sufficient cash to fund such a distribution on all common units, the distribution made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on all common units, including common units held by the Company. In exchange for agreeing to subordinate a portion of its Royalty Trust units, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Royalty Trust units exceeds the applicable quarterly incentive threshold.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Royalty Trusts declared and paid quarterly distributions during the three and six-month periods ended June 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013	2014(2)	2013
Total distributions	$59,672	$68,449	$127,985	$144,810
Distributions to third-party unitholders	$50,024	$47,459	$103,142	$98,716
____________________

(1)
Subordination thresholds were not met for the Mississippian Trust I’s and Mississippian Trust II’s distributions, resulting in reduced distributions to the Company on its subordinated units for this period.

(2)	Subordination thresholds were not met for the Mississippian Trust I’s distributions, resulting in reduced distributions to the Company on its subordinated units for this period.

See Note 19 for discussion of the Royalty Trusts’ distributions announced in July 2014.

Pursuant to the trust agreements governing the Royalty Trusts, SandRidge has committed to loan funds to the each Royalty Trust on an unsecured basis, with terms substantially the same as would be obtained in an arm’s length transaction between SandRidge and an unaffiliated party, if at any time the Royalty Trust’s cash is not sufficient to pay ordinary course administrative expenses as they become due. Any funds loaned may not be used to satisfy indebtedness of the Royalty Trust or to make distributions. There were no amounts outstanding under the loan commitments at June 30, 2014 or December 31, 2013.

The Company and one of its wholly owned subsidiaries entered into a development agreement with each Royalty Trust that obligates the Company to drill, or cause to be drilled, a specified number of wells within respective areas of mutual interest, which are also subject to the royalty interests granted to the Mississippian Trust I, the Permian Trust and the Mississippian Trust II, by December 31, 2015, March 31, 2016 and December 31, 2016, respectively. Following the end of the fourth full calendar quarter subsequent to the Company’s satisfaction of its drilling obligation (the “subordination period”), the subordinated units of each Royalty Trust will automatically convert into common units on a one-for-one basis and the Company’s right to receive incentive distributions will terminate. One of the Company’s wholly owned subsidiaries also granted to each Royalty Trust a lien on the Company’s interests in the properties where the development wells will be drilled in order to secure the estimated amount of drilling costs for the Royalty Trust’s interests in the wells. As the Company fulfills its drilling obligation to each Royalty Trust, development wells that have been drilled and perforated for completion are released from the lien and the total amount that may be recovered by each Royalty Trust is proportionately reduced. As of June 30, 2014, the total maximum amount recoverable by the Permian Trust and the Mississippian Trust II under the remaining liens was approximately $48.2 million. The Company fulfilled its drilling obligation to the Mississippian Trust I in the second quarter of 2013 and the related lien was released. See Note 19 for discussion of the conversion of Mississippian Trust I subordinated units to common units.

Additionally, the Company and each Royalty Trust entered into an administrative services agreement, pursuant to which the Company provides certain administrative services to the Royalty Trust, including hedge management services to the Permian Trust and the Mississippian Trust II. The Company also entered into derivatives agreements with each Royalty Trust, pursuant to which the Company provides to the Royalty Trust the economic effects of certain of the Company’s derivative contracts. Substantially concurrent with the execution of the derivatives agreements with the Permian Trust and the Mississippian Trust II, the Company novated certain of the derivative contracts underlying the respective derivatives agreements to each of these Royalty Trusts. The Company novated additional derivative contracts underlying the derivatives agreements to the Permian Trust in April 2012 and to the Permian Trust and the Mississippian Trust II in March 2013. The tables below present the open oil and natural gas commodity derivative contracts at June 30, 2014 underlying the derivatives agreements. The combined volume in the tables below reflects the total volume of the Royalty Trusts’ open oil and natural gas commodity derivative contracts.

Oil Price Swaps Underlying the Royalty Trust Derivatives Agreements

	Notional (MBbls)	Weighted Average Fixed Price
July 2014 - December 2014	823	$101.01
January 2015 - December 2015	904	$97.78

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Natural Gas Collars Underlying the Royalty Trust Derivatives Agreements

	Notional (MMcf)	Collar Range
July 2014 - December 2014	472	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

Oil Price Swaps Underlying the Derivatives Agreements and Novated to the Royalty Trusts

	Notional (MBbls)	Weighted Average Fixed Price
July 2014 - December 2014	473	$100.76
January 2015 - March 2015	141	$100.90

See Note 9 for further discussion of the derivatives agreement between the Company and each Royalty Trust.

The Royalty Trusts are considered VIEs due to the lack of voting or similar decision-making rights of the Royalty Trusts’ equity holders regarding activities that have a significant effect on the economic success of the Royalty Trusts. The Company has determined it is the primary beneficiary of the Royalty Trusts as it has (a) the power to direct the activities that most significantly impact the economic performance of the Royalty Trusts through (i) its participation in the creation and structure of the Royalty Trusts, (ii) the manner in which it fulfills its drilling obligations to the Royalty Trusts and (iii) its operation of a majority of the oil and natural gas properties that are subject to the conveyed royalty interests and marketing of the associated production and (b) the obligation to absorb losses and right to receive residual returns, through its variable interests in the Royalty Trusts, including ownership of common and subordinated units, that could potentially be significant to the Royalty Trusts. As a result, the Company consolidates the activities of the Royalty Trusts into its results of operations. Amounts attributable to the common units of the Royalty Trusts owned by third parties are reflected as noncontrolling interest in the consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Each Royalty Trust’s assets can be used to settle only that Royalty Trust’s obligations and not other obligations of the Company or another Royalty Trust. The Royalty Trusts’ creditors have no contractual recourse to the general credit of the Company. Although the Royalty Trusts are included in the Company’s consolidated financial statements, the Company’s legal interest in the Royalty Trusts’ assets is limited to its ownership of the Royalty Trusts’ units. At both June 30, 2014 and December 31, 2013, $1.3 billion of noncontrolling interest in the accompanying unaudited condensed consolidated balance sheets was attributable to the Royalty Trusts. The Royalty Trusts’ assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents(1)	$6,722	$7,912
Accounts receivable, net	18,887	22,540
Derivative contracts	—	4,983
Total current assets	25,609	35,435
Investment in royalty interests(2)	1,325,942	1,325,942
Less: accumulated depletion and impairment(3)	(258,186)	(186,095)
	1,067,756	1,139,847
Derivative contracts	—	1,476
Total assets	$1,093,365	$1,176,758
Accounts payable and accrued expenses	$2,318	$3,393
Derivative contracts, current	968	—
Total liabilities	$3,286	$3,393
____________________

(1)	Includes $3.0 million held by the trustee at June 30, 2014 and December 31, 2013 as reserves for future general and administrative expenses.

(2)	Investment in royalty interests is included in oil and natural gas properties in the accompanying unaudited condensed consolidated balance sheets.

(3)
Accumulated depletion and impairment at June 30, 2014 includes full cost ceiling limitation impairment allocated to the Royalty Trusts of $42.3 million. There was no full cost ceiling limitation impairment allocated to the Royalty Trusts as of December 31, 2013.

During the six-month period ended June 30, 2014, the Company sold Permian Trust common units it owned in a transaction exempt from registration pursuant to Rule 144 under the Securities Act for proceeds of approximately $22.1 million. The sale was accounted for as an equity transaction with no gain or loss recognized. The Company continues to be the primary beneficiary of the Permian Trust after consideration of this transaction and continues to consolidate the activities of the Permian Trust as well as the activities of the Mississippian Trust I and Mississippian Trust II. The Company’s beneficial interests in the Royalty Trusts at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Mississippian Trust I	26.9%	26.9%
Permian Trust	25.0%	28.5%
Mississippian Trust II	37.6%	37.6%

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

Piñon Gathering Company, LLC. The Company has a gas gathering and operations and maintenance agreement with Piñon Gathering Company, LLC (“PGC”) through June 30, 2029. Under the gas gathering agreement, the Company is required to compensate PGC for any throughput shortfalls below a required minimum volume. By guaranteeing a minimum throughput, the Company absorbs the risk that lower than projected volumes will be gathered by the gathering system. Therefore, PGC is a VIE. Other than as required under the gas gathering and operations and maintenance agreements, the Company has not provided any support to PGC. While the Company operates the assets of PGC as directed under the operations and management agreement, the member and managers of PGC have the authority to directly control PGC and make substantive decisions regarding PGC’s activities including terminating the Company as operator without cause. As the Company does not have the ability to control the activities of PGC that most significantly impact PGC’s economic performance, the Company is not the primary beneficiary of PGC and does not consolidate the results of PGC’s activities into its financial statements.

Amounts due from and due to PGC as of June 30, 2014 and December 31, 2013 included in the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable due from PGC	$1,672	$741
Accounts payable due to PGC	$4,486	$3,634

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Company has assets and liabilities classified as Level 1, Level 2 and Level 3 as of June 30, 2014 or December 31, 2013, as described below.

Level 1 Fair Value Measurements

Restricted deposits. The fair value of restricted deposits invested in mutual funds or municipal bonds is based on quoted market prices. For restricted deposits held in savings accounts, carrying value approximates fair value. Restricted deposits are included in other assets in the accompanying unaudited condensed consolidated balance sheet at December 31, 2013. There were no restricted deposits outstanding at June 30, 2014.

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

Level 3 Fair Value Measurements

Guarantees. As discussed in Note 2, the Company has guaranteed on Fieldwood’s behalf certain plugging and abandonment obligations associated with the Gulf Properties. The fair value of these guarantees is based on the present value of estimated future payments for plugging and abandonment obligations associated with the Gulf Properties, adjusted for the cumulative probability of Fieldwood’s default prior to expiration of the guarantee by February 25, 2015 (3.71% at June 30, 2014). The discount and probability of default rates are based upon inputs that are readily available in the public market, such as historical option adjusted spreads of the Company’s senior notes, which are publicly traded, and historical default rates of publicly traded companies with credit ratings similar to Fieldwood. The significant unobservable input used in the fair value measurement of the guarantees is the estimate of future payments for plugging and abandonment, which was developed based upon third-party quotes and current actual costs. Significant increases (decreases) in the estimate of these payments could result in a significantly higher (lower) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s financial guarantee liability at June 30, 2014 is included in the table below (in thousands).

Unobservable Input
Estimated future payments for plugging and abandonment	$426,661

Derivative contracts. The fair value of the Company’s oil basis swaps outstanding during the six-month period ended June 30, 2013 was based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s oil basis swaps was the estimate of future oil basis differentials. Significant increases (decreases) in oil basis differentials could have resulted in a significantly higher (lower) fair value measurement. All of the oil basis swaps outstanding during 2013 contractually matured during the six-month period ended June 30, 2013.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

June 30, 2014

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$6,490	$—	$(3,549)	$2,941
Investments	10,740	—	—	—	10,740
	$10,740	$6,490	$—	$(3,549)	$13,681
Liabilities
Guarantees	$—	$—	$12,028	$—	$12,028
Commodity derivative contracts	—	65,810	—	(3,549)	62,261
	$—	$65,810	$12,028	$(3,549)	$74,289

December 31, 2013

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Restricted deposits	$27,955	$—	$—	$—	$27,955
Commodity derivative contracts	—	50,274	—	(23,369)	26,905
Investments	13,708	—	—	—	13,708
	$41,663	$50,274	$—	$(23,369)	$68,568
Liabilities
Commodity derivative contracts	$—	$78,200	$—	$(23,369)	$54,831
	$—	$78,200	$—	$(23,369)	$54,831
____________________
(1)Represents the impact of netting assets and liabilities for counterparties with which the right of offset exists.

The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for guarantees during the three and six-month periods ended June 30, 2014 (in thousands):

Level 3 Fair Value Measurements - Guarantees	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Beginning balance	$9,480	$—
Issuances(1)	—	9,446
Loss on guarantees	2,548	2,582
Ending balance	$12,028	$12,028
____________________

(1)	Represents the fair value of the guarantees of certain plugging and abandonment obligations on behalf of Fieldwood as of February 25, 2014, the closing date for the sale of the Gulf Properties.

The fair value of the guarantees is determined quarterly with changes in fair value recorded as an adjustment to the full cost pool. See Note 2 for discussion of the sale of the Gulf Properties. The fair value of the guarantees as of June 30, 2014 is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for commodity derivative contracts during the three and six-month periods ended June 30, 2013 (in thousands):

Level 3 Fair Value Measurements - Commodity Derivative Contracts	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$(211)	$(512)
Gain (loss) on derivative contracts	740	(133)
Settlements (received) paid	(529)	645
Ending balance	$—	$—

There were no outstanding Level 3 commodity derivative contracts at June 30, 2014 or 2013.

See Note 9 for further discussion of the Company’s derivative contracts.

The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three and six-month periods ended June 30, 2014 and 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Financial Instruments

The Company measures the fair value of its senior notes using pricing for the senior notes that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Notes due 2020(1)	$483,750	$445,062	$486,000	$444,736
7.5% Senior Notes due 2021(2)	1,273,465	1,178,708	1,230,813	1,178,922
8.125% Senior Notes due 2022	825,000	750,000	795,000	750,000
7.5% Senior Notes due 2023(3)	893,063	821,395	837,375	821,249
____________________
(1)Carrying value is net of $4,938 and $5,264 discount at June 30, 2014 and December 31, 2013, respectively.
(2)Carrying value includes a premium, applicable to notes issued in August 2012, of $3,708 and $3,922 at
June 30, 2014 and December 31, 2013, respectively.
(3)Carrying value is net of $3,605 and $3,751 discount at June 30, 2014 and December 31, 2013, respectively.

See Note 8 for discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Oil and natural gas properties
Proved(1)	$10,807,088	$10,972,816
Unproved	309,043	531,606
Total oil and natural gas properties	11,116,131	11,504,422
Less accumulated depreciation, depletion and impairment	(6,138,833)	(5,762,969)
Net oil and natural gas properties capitalized costs	4,977,298	5,741,453
Land	18,270	18,423
Non-oil and natural gas equipment(2)	614,198	600,603
Buildings and structures(3)	244,076	233,405
Total	876,544	852,431
Less accumulated depreciation and amortization	(312,023)	(286,209)
Other property, plant and equipment, net	564,521	566,222
Total property, plant and equipment, net	$5,541,819	$6,307,675
____________________

(1)	Includes cumulative capitalized interest of approximately $29.0 million and $23.4 million at June 30, 2014 and December 31, 2013, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both June 30, 2014 and December 31, 2013.

(3)	Includes cumulative capitalized interest of approximately $14.4 million and $12.0 million at June 30, 2014 and December 31, 2013, respectively.

Accumulated depreciation, depletion and impairment on oil and natural gas properties includes cumulative full cost ceiling limitation impairment of $3.7 billion and $3.5 billion at June 30, 2014 and December 31, 2013, respectively. During the six-month period ended June 30, 2014, the Company reduced the net carrying value of its oil and natural gas properties by $164.8 million as a result of its first quarter full cost ceiling analysis.

Drilling Carry Commitments

The Company has agreements with two co-working interest parties, which contain carry commitments to fund a portion of its future drilling, completing and equipping costs within areas of mutual interest. The Company recorded approximately $175.4 million for Repsol E&P USA, Inc.’s (“Repsol”) carry during the six-month period ended June 30, 2014, and a combined $248.3 million for both Atinum MidCon I, LLC’s (“Atinum”) and Repsol’s drilling carries during the six-month periods ended June 30, 2013, which reduced the Company’s capital expenditures for the respective periods. Atinum fully funded its carry commitment in the third quarter of 2013. The Company expects Repsol to fully fund its carry commitment during 2014.

Under the agreement with Repsol, the remaining carry commitment could be reduced if a certain number of wells are not drilled within the area of mutual interest during a twelve-month period and the Company fails to drill such wells following a proposal by Repsol to drill the wells.  During 2013, the Company temporarily reduced its rate of drilling activity. As a result, the Company drilled less than the targeted number of wells for such twelve-month period, which resulted in Repsol having a right to propose additional wells. In June 2014, the Company and Repsol amended their agreement to eliminate Repsol’s right to propose such additional wells in exchange for a commitment by the Company to drill 484 net wells in the area of mutual interest between January 1, 2014 and May 31, 2015, subject to delays due to factors beyond the Company’s control. If the Company does not drill the committed number of wells within such time period, it will be required to carry Repsol’s drilling, completing and equipping costs for subsequent wells drilled in the area of mutual interest, up to a maximum of $75.0 million in carry costs.  As of June 30, 2014, the Company has drilled 143 net wells under this arrangement and currently anticipates satisfying its drilling commitment within the required time period. The Company has no other drilling obligation to Repsol.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Debt issuance costs, net of amortization	$57,220	$61,923
Investments	10,740	13,708
Deferred tax asset	7,143	—
Restricted deposits(1)	—	27,955
Notes receivable on asset retirement obligations(1)	—	11,640
Other	3,455	5,945
Total other assets	$78,558	$121,171
____________________

(1)	Assets reflected at December 31, 2013 were included in the sale of the Gulf Properties in February 2014, as discussed in Note 2.

7. Construction Contracts

Transmission Expansion Projects. In the second quarter of 2013, the Company substantially completed the construction of a series of electrical transmission expansion and upgrade projects in northern Oklahoma for a third party. The Company constructed these projects for a contract price of $23.3 million, which included agreed upon change orders. Upon substantial completion of the contract, the Company recognized construction contract revenue and costs equal to the revised contract price of $23.3 million, which are included in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2013.

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior credit facility	$—	$—
Senior notes
8.75% Senior Notes due 2020, net of $4,938 and $5,264 discount, respectively	445,062	444,736
7.5% Senior Notes due 2021, including premium of $3,708 and $3,922, respectively	1,178,708	1,178,922
8.125% Senior Notes due 2022	750,000	750,000
7.5% Senior Notes due 2023, net of $3,605 and $3,751 discount, respectively	821,395	821,249
Total debt	3,195,165	3,194,907
Less: current maturities of long-term debt	—	—
Long-term debt	$3,195,165	$3,194,907

Senior Credit Facility

The senior secured revolving credit facility (the “senior credit facility”) is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below. As of June 30, 2014, the senior credit facility contained financial covenants, including maintenance of agreed upon levels for the (i) ratio of total net debt to EBITDA, which may not exceed 4.5:1.0 at each quarter end, calculated using the last four completed fiscal quarters and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. If no amounts are drawn under the senior credit facility when calculating the ratio of total net debt to EBITDA, the Company’s debt is reduced by its cash balance in excess of $10.0 million. In the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. The senior credit facility matures in March 2017.

The senior credit facility also contains various covenants that limit the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. As of and during the three and six-month periods ended June 30, 2014, the Company was in compliance with all applicable financial covenants under the senior credit facility.

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

Borrowings under the senior credit facility may not exceed the lower of the borrowing base or the committed amount. The Company’s borrowing base was reaffirmed at $775.0 million in April 2014 and the next redetermination is expected to take place in October 2014. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base. The Company at times incurs additional costs related to the senior credit facility as a result of amendments to the credit agreement and changes to the borrowing base.

At June 30, 2014, the Company had no amount outstanding under the senior credit facility and $10.4 million in outstanding letters of credit, which reduce the availability under the senior credit facility on a dollar-for-dollar basis.

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

Debt issuance costs of $70.2 million incurred in connection with the offerings and subsequent registered exchange offers of the Senior Fixed Rate Notes outstanding at June 30, 2014 are included in other assets in the accompanying unaudited condensed consolidated balance sheets and are being amortized to interest expense over the term of the respective series of Senior Fixed Rate Notes.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Indentures. Each of the indentures governing the Company’s Senior Fixed Rate Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three and six-month periods ended June 30, 2014, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

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

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. At June 30, 2014, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

Three-way collars have two fixed floor prices (a purchased put and a sold put) and a fixed ceiling price (call). The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be New York Mercantile Exchange (“NYMEX”) plus the difference between the purchased put and the sold put strike price. The call establishes a maximum price (ceiling) the Company will receive for the volumes under the contract. If the market price is between the ceiling price and purchased put, no payments are due from either party.

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

Fair Value of Derivatives. The following table presents the fair value of the Company’s derivative contracts as of
June 30, 2014 and December 31, 2013 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	June 30, 2014	December 31, 2013
Derivative assets
Oil price swaps	Derivative contracts-current	$981	$15,887
Natural gas price swaps	Derivative contracts-current	2,355	1,598
Oil collars - three way	Derivative contracts-current	—	706
Natural gas collars	Derivative contracts-current	135	177
Oil price swaps	Derivative contracts-noncurrent	1,412	19,376
Natural gas price swaps	Derivative contracts-noncurrent	224	—
Oil collars - three way	Derivative contracts-noncurrent	1,228	12,189
Natural gas collars	Derivative contracts-noncurrent	155	341
Derivative liabilities
Oil price swaps	Derivative contracts-current	(35,033)	(38,396)
Natural gas price swaps	Derivative contracts-current	(4,865)	(1,460)
Oil collars - three way	Derivative contracts-current	(20,186)	—
Oil price swaps	Derivative contracts-noncurrent	(4,882)	(38,344)
Oil collars - three way	Derivative contracts-noncurrent	(844)	—
Total net derivative contracts		$(59,320)	$(27,926)

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of June 30, 2014, the counterparties to the Company’s open derivative contracts consisted of 9 financial institutions, all of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under its derivative contracts as the majority of the counterparties to the Company’s derivative contracts share in the collateral supporting the Company’s senior credit facility. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and the Mississippian Trust II have each given the counterparties to such contracts a lien on its royalty interests. The following tables summarize (i) the Company's derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the senior credit facility (for SandRidge's derivative contracts) and under liens granted on royalty interests (for the Permian Trust’s and the Mississippian Trust II’s novated derivative contracts) (in thousands):

June 30, 2014

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$3,471	$(3,356)	$115	$—	$115
Derivative contracts - noncurrent	3,019	(193)	2,826	—	2,826
Total	$6,490	$(3,549)	$2,941	$—	$2,941

Liabilities
Derivative contracts - current	$60,084	$(3,356)	$56,728	$(56,728)	$—
Derivative contracts - noncurrent	5,726	(193)	5,533	(5,533)	—
Total	$65,810	$(3,549)	$62,261	$(62,261)	$—

December 31, 2013

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$18,368	$(5,589)	$12,779	$—	$12,779
Derivative contracts - noncurrent	31,906	(17,780)	14,126	—	14,126
Total	$50,274	$(23,369)	$26,905	$—	$26,905

Liabilities
Derivative contracts - current	$39,856	$(5,589)	$34,267	$(34,267)	$—
Derivative contracts - noncurrent	38,344	(17,780)	20,564	(20,564)	—
Total	$78,200	$(23,369)	$54,831	$(54,831)	$—

The Company recorded a loss (gain) on commodity derivative contracts of $85.3 million and $(103.7) million for the three-month periods ended June 30, 2014 and 2013, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations, which includes net cash payments (receipts) upon settlement of $13.1 million and $(18.1) million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $127.8 million and $(62.8) million for the six-month periods ended June 30, 2014, and 2013, respectively, which includes net cash payments upon settlement of $96.4 million and $0.3 million, respectively. Included in these net cash payments are $69.6 million and $29.0 million of cash payments related to settlements of commodity derivative contracts with contractual maturities after the period in which they were settled (“early settlements”) primarily as a result of the sale of the Gulf Properties in February 2014 and the Permian Properties in February 2013, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At June 30, 2014, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2014 - December 2014	2,054	$99.08
January 2015 - December 2015	5,588	$92.44

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2014 - December 2014	24,840	$4.28
January 2015 - December 2015	15,400	$4.50

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
July 2014 - December 2014	4,140	$70.00	$90.20	$100.00
January 2015 - December 2015	3,656	$74.83	$90.35	$103.50

Natural Gas Collars

	Notional (MMcf)	Collar Range
July 2014 - December 2014	472	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

10. Asset Retirement Obligations

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligations for the period from December 31, 2013 to June 30, 2014 is as follows (in thousands):

Asset retirement obligations at December 31, 2013	$424,117
Liability incurred upon acquiring and drilling wells	2,382
Revisions in estimated cash flows	(438)
Liability settled or disposed in current period(1)	(377,662)
Accretion	6,811
Asset retirement obligations at June 30, 2014	55,210
Less: current portion	—
Asset retirement obligations, net of current	$55,210
____________________
(1)     Includes $366.0 million associated with the Gulf Properties sold in February 2014.

11. Commitments and Contingencies

Legal Proceedings

On April 5, 2011, Wesley West Minerals, Ltd. and Longfellow Ranch Partners, LP filed suit against the Company and SandRidge Exploration and Production, LLC (collectively, the “SandRidge Entities”) in the 83rd District Court of Pecos County, Texas. The plaintiffs, who have leased mineral rights to the SandRidge Entities in Pecos County, allege that the SandRidge Entities

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

have not properly paid royalties on all volumes of natural gas and CO 2 produced from the acreage leased from the plaintiffs. The plaintiffs also allege that the SandRidge Entities have inappropriately failed to pay royalties on CO2 produced from the plaintiffs' acreage that results from the treatment of natural gas at the Century Plant. The plaintiffs seek approximately $45.5 million in actual damages for the period of time between January 2004 and December 2011, punitive damages and a declaration that the SandRidge Entities must pay royalties on CO 2 produced from the plaintiffs' acreage that results from treatment of natural gas at the Century Plant. The Commissioner of the General Land Office of the State of Texas (“GLO”) is named as an additional defendant in the lawsuit as some of the affected oil and natural gas leases described in the plaintiffs' allegations cover mineral classified lands in which the GLO is entitled to one-half of the royalties attributable to such leases. The GLO has filed a cross-claim against the SandRidge Entities asserting the same claims as the plaintiffs with respect to the leases covering mineral classified lands and seeking approximately $13.0 million in actual damages, inclusive of penalties and interest. On February 5, 2013, the Company received a favorable summary judgment ruling that effectively removes a majority of the plaintiffs' and GLO's claims. On April 29, 2013, the court entered an order allowing for an interlocutory appeal of its summary judgment ruling, and on May 15, 2014, oral arguments on the appeal were presented to the Court of Appeals for the Eighth District of Texas. The Company intends to continue to defend the remaining issues in this lawsuit as well as any appellate proceedings. At the time of the ruling on summary judgment, the lawsuit was still in the discovery stage and, accordingly, an estimate of reasonably possible losses associated with the remaining causes of action, if any, cannot be made until all of the facts, circumstances and legal theories relating to such claims and the SandRidge Entities' defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

On October 3, 2013, the plaintiffs filed a Motion for Conditional Collective Action Certification and for Judicial Notice to the Class and a Motion to Toll the Statute of Limitations. On October 11, 2013, the defendants filed a Motion to Dismiss and a Motion to Transfer Venue to the United States District Court for the Western District of Oklahoma.

On April 2, 2014, the court granted the defendants’ Motion to Dismiss and granted plaintiffs leave to file an amended complaint by April 16, 2014, which they did on such date. On July 1, 2014, the court granted plaintiffs’ Motion for Conditional Collective Action Certification and for Judicial Notice to the Class, and denied plaintiffs’ Motion to Toll the Statute of Limitations. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Equity

Preferred Stock Dividends

All dividend payments to date on the Company’s 8.5%, 6.0% and 7.0% convertible perpetual preferred stock have been paid in cash. Paid and unpaid dividends included in the calculation of loss applicable to the Company’s common stockholders and the Company’s basic loss per share calculation for the three and six-month periods ended June 30, 2014 and 2013 as presented in the accompanying unaudited condensed consolidated statements of operations, are included in the tables below (in thousands):

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

Treasury Stock

The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The following table shows the number of shares withheld for taxes and the associated value of those shares for the six-month periods ended June 30, 2014 and 2013. These shares were accounted for as treasury stock when withheld and then immediately retired.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Number of shares withheld for taxes	637	5,107
Value of shares withheld for taxes	$3,865	$27,196

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

Based on the nature of the settlement as well as the former CEO’s position as an officer of the Company at the time of the settlement, the receivable is classified as a component of additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. The amount receivable under the agreement as of June 30, 2014 and December 31, 2013 was $3.8 million.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Restricted Common Stock

Equity compensation provided to employees directly involved in exploration and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is recognized in general and administrative expenses, production expenses, cost of sales and midstream and marketing expenses in the consolidated statements of operations.
For the three and six-month periods ended June 30, 2014, the Company recognized equity compensation expense of $6.1 million, and $13.5 million, net of $1.8 million and $3.0 million capitalized, respectively, related to restricted common stock. For the three and six-month periods ended June 30, 2013, the Company recognized equity compensation expense of $51.7 million, and $70.7 million, net of $1.3 million and $2.9 million capitalized, respectively, related to restricted common stock. The three and six-month periods ended June 30, 2013 include approximately $40.9 million and $48.5 million, respectively, of equity compensation expense recognized in connection with the separation of certain former executives from the Company.

See Note 16 for discussion of the Company’s performance units.

13. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The (benefit) provision for income taxes consisted of the following components for the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current
Federal	$—	$(344)	$—	$4,015
State	(1,194)	852	(1,067)	922
	(1,194)	508	(1,067)	4,937
Deferred
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—
Total (benefit) provision	(1,194)	508	(1,067)	4,937
Less: income tax provision attributable to noncontrolling interest	88	71	170	146
Total (benefit) provision attributable to SandRidge Energy, Inc.	$(1,282)	$437	$(1,237)	$4,791

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at June 30, 2014.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 during 2008 and 2010 that subjected certain of the Company’s tax attributes, including $923.0 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. These limitations could result in a material amount of existing loss carryforwards expiring unused. None of these limitations resulted in a current federal tax liability at June 30, 2014.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At June 30, 2014 and December 31, 2013, the Company had a liability of approximately $0.1 million and $1.4 million, respectively, for unrecognized tax benefits. Included in the $1.4 million liability for unrecognized tax benefits at December 31, 2013 was $0.1 million for interest and penalties relating to uncertain tax positions.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2010 to present remain open for federal examination. Additionally, various tax years remain open beginning with tax year 2005 due to federal net operating loss carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years. The Company does not expect a significant change in its gross unrecognized tax benefits balance within the next twelve months.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three and six-month periods ended June 30, 2014 and 2013:

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended June 30, 2014
Basic loss per share	$(38,320)	485,318	$(0.08)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(38,320)	485,318	$(0.08)
Three Months Ended June 30, 2013
Basic loss per share	$(34,317)	$479,154	$(0.07)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(34,317)	479,154	$(0.07)

Six Months Ended June 30, 2014
Basic loss per share	$(180,217)	485,059	$(0.37)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(180,217)	485,059	$(0.37)
Six Months Ended June 30, 2013
Basic loss per share	$(527,539)	478,494	$(1.10)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(527,539)	478,494	$(1.10)
____________________

(1)
Restricted stock awards covering 2.0 million and 2.6 million shares for the three and six-month periods ended June 30, 2014, respectively, and 0.2 million and 3.6 million shares for the three and six-month periods ended June 30, 2013, respectively, were excluded from the computation of loss per share because their effect would have been antidilutive.

(2)
Potential common shares related to the Company’s outstanding 8.5%, 6.0% and 7.0% convertible perpetual preferred stock covering 90.1 million shares for the three and six-month periods ended June 30, 2014 and 2013 were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

See Note 12 for discussion of preferred stock dividends.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. Related Party Transactions

Former Chairman and CEO Severance. On June 28, 2013, the Company’s then current CEO, Tom Ward, separated employment from the Company. In accordance with the terms of Mr. Ward’s employment agreement, the Company incurred $58.2 million in salary and bonus expense and $36.8 million associated with the accelerated vesting of 6.3 million shares of restricted stock awards during the three and six-month periods ended June 30, 2013. As of June 30, 2014, the remaining amounts due under the terms of his employment agreement include $3.9 million to be paid in monthly installments through December 2016. These amounts are included in other current liabilities and other long-term obligations in the accompanying unaudited condensed consolidated balance sheet. See Note 12 for discussion of the stockholder receivable due from Mr. Ward.

Other Employee Termination Benefits. Certain employees received termination benefits, including severance and accelerated stock vesting, upon separation of service from the Company during the six-month periods ended June 30, 2014 and 2013. For the six-month period ended June 30, 2014 employee termination benefits were $8.9 million primarily as a result of the sale of the Gulf Properties. For the six-month period ended June 30, 2013, employee termination benefits, excluding amounts attributable to the Company’s former chairman and CEO, were $23.1 million primarily as a result of other executives’ separation from employment and the sale of the Permian Properties.

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

16. Performance Units

The Company periodically grants performance units to certain members of senior management under the Company’s existing long-term incentive plan which vest over a performance period of approximately three years. The value, and ultimate payout, of the performance units is determined based upon the Company’s total shareholder return relative to that of a predetermined peer group over a specific performance period. If performance exceeds established minimum thresholds, payout percentages could range from 50% to 200% of specified target values. If minimum target thresholds are not met, the payout is reduced to zero.

The performance units are valued for accounting purposes using a Monte Carlo simulation based on certain assumptions, including (i) a volatility assumption based on the historical realized price volatility of the Company’s common stock and the common stock of the predetermined peer group for each grant year and (ii) a risk-free interest rate based on the U.S. Treasury bond yields for a term commensurate with the approximate remaining vesting period for each grant. As of June 30, 2014 and December 31, 2013, the Company’s liability associated with performance units totaled $3.8 million and $1.8 million, respectively. The liability represents the fair value of the portion of performance units for which requisite service has been completed. The following table presents a summary of the fair value of the performance units and the related assumptions for all outstanding units as of June 30, 2014.

Expected price volatility range	22.8%	-	54.6%
Weighted-average risk-free interest rate			0.5%
Weighted-average fair value per unit			$98.74

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)	Drilling and Oil Field Services(2)	Midstream Services	All Other	Consolidated Total
Three Months Ended June 30, 2014
Revenues	$339,906	$51,891	$38,420	$1,105	$431,322
Inter-segment revenue	—	(33,062)	(23,546)	—	(56,608)
Total revenues	$339,906	$18,829	$14,874	$1,105	$374,714

Income (loss) from operations	$78,237	$(2,347)	$(2,345)	$(23,011)	$50,534
Interest expense	(4)	—	—	(61,859)	(61,863)
Other (expense) income, net	(49)	(75)	—	1,462	1,338
Income (loss) before income taxes	$78,184	$(2,422)	$(2,345)	$(83,408)	$(9,991)
Capital expenditures(3)	$356,568	$6,654	$5,808	$7,907	$376,937
Depreciation, depletion, amortization, accretion and impairment	$98,357	$10,794	$2,509	$5,216	$116,876
Three Months Ended June 30, 2013
Revenues	$458,374	$47,100	$64,291	$778	$570,543
Inter-segment revenue	(81)	(31,011)	(26,464)	—	(57,556)
Total revenues	$458,293	$16,089	$37,827	$778	$512,987

Income (loss) from operations	$241,666	$(19,443)	$(7,956)	$(127,809)	$86,458
Interest income (expense)	317	—	(84)	(61,392)	(61,159)
Other (expense) income, net	(330)	—	135	89	(106)
Income (loss) before income taxes	$241,653	$(19,443)	$(7,905)	$(189,112)	$25,193
Capital expenditures(3)	$358,582	$883	$15,111	$12,582	$387,158
Depreciation, depletion, amortization, accretion and impairment	$148,884	$19,478	$4,017	$7,989	$180,368

Six Months Ended June 30, 2014
Revenues	$747,244	$98,971	$84,715	$2,075	$933,005
Inter-segment revenue	—	(63,039)	(52,196)	—	(115,235)
Total revenues	$747,244	$35,932	$32,519	$2,075	$817,770

Income (loss) from operations	$30,082	$(5,449)	$(3,756)	$(44,352)	$(23,475)
Interest income (expense), net	139	—	—	(124,045)	(123,906)
Other (expense) income, net	(234)	(473)	—	4,139	3,432
Income (loss) before income taxes	$29,987	$(5,922)	$(3,756)	$(164,258)	$(143,949)
Capital expenditures(3)	$620,809	$7,275	$11,766	$12,860	$652,710
Depreciation, depletion, amortization, accretion and impairment	$384,176	$18,506	$4,950	$10,476	$418,108
At June 30, 2014
Total assets	$5,288,478	$142,858	$193,867	$1,287,616	$6,912,819

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production(1)	Drilling and Oil Field Services(2)	Midstream Services	All Other	Consolidated Total
Six Months Ended June 30, 2013
Revenues	$939,784	$96,837	$101,125	$1,631	$1,139,377
Inter-segment revenue	(162)	(63,378)	(51,160)	—	(114,700)
Total revenues	$939,622	$33,459	$49,965	$1,631	$1,024,677

Loss from operations	$(60,042)	$(28,408)	$(10,415)	$(174,203)	$(273,068)
Interest income (expense), net	635	—	(209)	(147,495)	(147,069)
Loss on extinguishment of debt	—	—	—	(82,005)	(82,005)
Other income (expense), net	298	—	(664)	871	505
Loss before income taxes	$(59,109)	$(28,408)	$(11,288)	$(402,832)	$(501,637)
Capital expenditures(3)	$716,173	$1,515	$30,332	$27,850	$775,870
Depreciation, depletion, amortization, accretion and impairment	$316,397	$28,292	$5,705	$12,615	$363,009
At December 31, 2013
Total assets	$6,157,225	$158,737	$188,165	$1,180,668	$7,684,795
____________________

(1)
Income (loss) from operations includes a full cost ceiling limitation impairment of $164.8 million for the six-month period ended June 30, 2014, and a loss on the sale of the Permian Properties of $399.1 million for the six-month period ended June 30, 2013.

(2)
Income (loss) from operations includes an impairment of $3.1 million and $10.6 million on certain drilling assets held for sale for the three and six-month periods ended June 30, 2014 and June 30, 2013, respectively.

(3)	On an accrual basis and exclusive of acquisitions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

18. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of June 30, 2014, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s outstanding Senior Fixed Rate Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

Certain of the Company’s wholly owned subsidiaries that were sold in February 2014, as discussed in Note 2, guaranteed the Company’s registered debt. Upon the closing of the sale, these subsidiaries were released from their guarantees. The condensed consolidating financial information in the tables below reflects these subsidiaries’ financial information through the date of the sale.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$910,633	$1,249	$6,876	$—	$918,758
Accounts receivable, net	—	315,004	18,296	—	333,300
Intercompany accounts receivable	278,510	1,347,065	57,708	(1,683,283)	—
Derivative contracts	—	2,179	115	(2,179)	115
Prepaid expenses	—	12,345	—	(8)	12,337
Other current assets	1,388	23,703	15	—	25,106
Total current assets	1,190,531	1,701,545	83,010	(1,685,470)	1,289,616
Property, plant and equipment, net	—	4,435,593	1,106,226	—	5,541,819
Investment in subsidiaries	6,027,298	18,366	—	(6,045,664)	—
Derivative contracts	—	3,473	1,568	(2,215)	2,826
Other assets	64,364	20,077	19	(5,902)	78,558
Total assets	$7,282,193	$6,179,054	$1,190,823	$(7,739,251)	$6,912,819
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$201,911	$425,968	$3,787	$(8)	$631,658
Intercompany accounts payable	1,341,438	303,834	38,011	(1,683,283)	—
Derivative contracts	—	55,875	3,032	(2,179)	56,728
Other current liabilities	7,144	12,027	—	—	19,171
Total current liabilities	1,550,493	797,704	44,830	(1,685,470)	707,557
Investment in subsidiaries	873,956	146,639	—	(1,020,595)	—
Long-term debt	3,201,067	—	—	(5,902)	3,195,165
Derivative contracts	—	7,101	647	(2,215)	5,533
Asset retirement obligations	—	55,210	—	—	55,210
Other long-term obligations	94	19,058	—	—	19,152
Total liabilities	5,625,610	1,025,712	45,477	(2,714,182)	3,982,617
Equity
SandRidge Energy, Inc. stockholders’ equity	1,656,583	5,153,342	1,145,346	(6,298,688)	1,656,583
Noncontrolling interest	—	—	—	1,273,619	1,273,619
Total equity	1,656,583	5,153,342	1,145,346	(5,025,069)	2,930,202
Total liabilities and equity	$7,282,193	$6,179,054	$1,190,823	$(7,739,251)	$6,912,819

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	December 31, 2013 (Revised)
	Parent(1)	Guarantors(2)	Non-Guarantors	Eliminations(1)(2)	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$805,505	$1,013	$8,145	$—	$814,663
Accounts receivable, net	—	326,345	22,873	—	349,218
Intercompany accounts receivable	153,325	982,524	70,107	(1,205,956)	—
Derivative contracts	—	7,796	14,748	(9,765)	12,779
Prepaid expenses	—	39,165	88	—	39,253
Other current assets	1,376	24,410	124	—	25,910
Total current assets	960,206	1,381,253	116,085	(1,215,721)	1,241,823
Property, plant and equipment, net	—	5,125,543	1,182,132	—	6,307,675
Investment in subsidiaries	6,009,603	49,418	—	(6,059,021)	—
Derivative contracts	—	12,650	9,585	(8,109)	14,126
Other assets	61,923	65,123	27	(5,902)	121,171
Total assets	$7,031,732	$6,633,987	$1,307,829	$(7,288,753)	$7,684,795
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$207,572	$601,074	$3,842	$—	$812,488
Intercompany accounts payable	967,365	181,573	57,018	(1,205,956)	—
Derivative contracts	—	44,032	—	(9,765)	34,267
Asset retirement obligations	—	87,063	—	—	87,063
Total current liabilities	1,174,937	913,742	60,860	(1,215,721)	933,818
Investment in subsidiaries	828,794	152,266	—	(981,060)	—
Long-term debt	3,200,809	—	—	(5,902)	3,194,907
Derivative contracts	—	28,673	—	(8,109)	20,564
Asset retirement obligations	—	337,054	—	—	337,054
Other long-term obligations	1,382	21,443	—	—	22,825
Total liabilities	5,205,922	1,453,178	60,860	(2,210,792)	4,509,168
Equity
SandRidge Energy, Inc. stockholders’ equity	1,825,810	5,180,809	1,246,969	(6,427,778)	1,825,810
Noncontrolling interest	—	—	—	1,349,817	1,349,817
Total equity	1,825,810	5,180,809	1,246,969	(5,077,961)	3,175,627
Total liabilities and equity	$7,031,732	$6,633,987	$1,307,829	$(7,288,753)	$7,684,795
____________________

(1)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $828.8 million, as liabilities and to present $55.6 million Parent loss on sale of subsidiary with full cost pool assets in 2012 as a reduction to Guarantor full cost pool (property, plant and equipment, net) and a reduction to Parent equity. Loss on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

(2)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $152.3 million, as liabilities. Property, plant and equipment, net has been revised to present $55.6 million Parent loss on sale of subsidiary with full cost pool assets in 2012 as a reduction to the Guarantor full cost pool (property, plant and equipment, net) and a reduction to Guarantor equity. Loss on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2014
Total revenues	$—	$314,521	$60,205	$(12)	$374,714
Expenses
Direct operating expenses	—	85,142	4,931	(12)	90,061
General and administrative	71	30,481	1,363	—	31,915
Depreciation, depletion, amortization and accretion	—	99,237	14,506	—	113,743
Impairment	—	3,133	—	—	3,133
Loss on derivative contracts	—	67,509	17,783	—	85,292
Loss on sale of assets	—	36	—	—	36
Total expenses	71	285,538	38,583	(12)	324,180
(Loss) income from operations	(71)	28,983	21,622	—	50,534
Equity earnings from subsidiaries	36,180	5,863	—	(42,043)	—
Interest expense	(61,859)	(4)	—	—	(61,863)
Other income, net	—	1,338	—	—	1,338
(Loss) income before income taxes	(25,750)	36,180	21,622	(42,043)	(9,991)
Income tax (benefit) expense	(1,311)	—	117	—	(1,194)
Net (loss) income	(24,439)	36,180	21,505	(42,043)	(8,797)
Less: net income attributable to noncontrolling interest	—	—	—	15,642	15,642
Net (loss) income attributable to SandRidge Energy, Inc.	$(24,439)	$36,180	$21,505	$(57,685)	$(24,439)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2013
Total revenues	$—	$425,319	$81,956	$5,712	$512,987
Expenses
Direct operating expenses	—	165,467	6,156	5,280	176,903
General and administrative	88	171,652	1,089	432	173,261
Depreciation, depletion, amortization and accretion	—	141,299	23,426	—	164,725
Impairment	—	12,703	2,940	—	15,643
Gain on derivative contracts	—	(88,653)	(15,001)	—	(103,654)
Gain on sale of assets	—	(340)	(9)	—	(349)
Total expenses	88	402,128	18,601	5,712	426,529
(Loss) income from operations	(88)	23,191	63,355	—	86,458
Equity earnings from subsidiaries	41,450	18,233	—	(59,683)	—
Interest (expense) income	(61,392)	233	—	—	(61,159)
Other (expense) income, net	—	(207)	101	—	(106)
(Loss) income before income taxes	(20,030)	41,450	63,456	(59,683)	25,193
Income tax expense	406	—	102	—	508
Net (loss) income	(20,436)	41,450	63,354	(59,683)	24,685
Less: net income attributable to noncontrolling interest	—	—	—	45,121	45,121
Net (loss) income attributable to SandRidge Energy, Inc.	$(20,436)	$41,450	$63,354	$(104,804)	$(20,436)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2014
Total revenues	$—	$693,570	$124,299	$(99)	$817,770
Expenses
Direct operating expenses	—	215,242	9,741	(99)	224,884
General and administrative	220	67,426	2,807	—	70,453
Depreciation, depletion, amortization and accretion	—	219,814	30,382	—	250,196
Impairment	—	125,599	42,313	—	167,912
Loss on derivative contracts	—	101,611	26,172	—	127,783
Loss on sale of assets	—	17	—	—	17
Total expenses	220	729,709	111,415	(99)	841,245
(Loss) income from operations	(220)	(36,139)	12,884	—	(23,475)
Equity earnings from subsidiaries	(29,483)	3,086	—	26,397	—
Interest (expense) income	(124,045)	139	—	—	(123,906)
Other income, net	—	3,431	1	—	3,432
(Loss) income before income taxes	(153,748)	(29,483)	12,885	26,397	(143,949)
Income tax (benefit) expense	(1,294)	—	227	—	(1,067)
Net (loss) income	(152,454)	(29,483)	12,658	26,397	(142,882)
Less: net income attributable to noncontrolling interest	—	—	—	9,572	9,572
Net (loss) income attributable to SandRidge Energy, Inc.	$(152,454)	$(29,483)	$12,658	$16,825	$(152,454)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2013
Total revenues	$—	$865,636	$159,484	$(443)	$1,024,677
Expenses
Direct operating expenses	—	329,018	18,388	(443)	346,963
General and administrative	175	248,470	4,060	—	252,705
Depreciation, depletion, amortization and accretion	—	301,188	46,178	—	347,366
Impairment	—	12,703	2,940	—	15,643
Gain on derivative contracts	—	(57,753)	(5,004)	—	(62,757)
Loss on sale of assets	—	290,616	107,209	—	397,825
Total expenses	175	1,124,242	173,771	(443)	1,297,745
Loss from operations	(175)	(258,606)	(14,287)	—	(273,068)
Equity earnings from subsidiaries	(265,374)	(8,409)	—	273,783	—
Interest (expense) income	(147,495)	426	—	—	(147,069)
Loss on extinguishment of debt	(82,005)	—	—	—	(82,005)
Other income (expense), net	—	1,215	(710)	—	505
Loss before income taxes	(495,049)	(265,374)	(14,997)	273,783	(501,637)
Income tax expense	4,727	—	210	—	4,937
Net loss	(499,776)	(265,374)	(15,207)	273,783	(506,574)
Less: net loss attributable to noncontrolling interest	—	—	—	(6,798)	(6,798)
Net loss attributable to SandRidge Energy, Inc.	$(499,776)	$(265,374)	$(15,207)	$280,581	$(499,776)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2014
Net cash provided by (used in) operating activities	$263,677	$(153,823)	$126,424	$(5,486)	$230,792
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(656,699)	—	—	(656,699)
Proceeds from sale of assets	—	707,799	—	—	707,799
Other	—	(104,286)	1,061	86,672	(16,553)
Net cash (used in) provided by investing activities	—	(53,186)	1,061	86,672	34,547
Cash flows from financing activities
Distributions to unitholders	—	—	(127,985)	24,843	(103,142)
Intercompany (advances) borrowings, net	(125,185)	124,804	381	—	—
Other	(33,364)	82,441	(1,150)	(106,029)	(58,102)
Net cash (used in) provided by financing activities	(158,549)	207,245	(128,754)	(81,186)	(161,244)
Net increase (decrease) in cash and cash equivalents	105,128	236	(1,269)	—	104,095
Cash and cash equivalents at beginning of year	805,505	1,013	8,145	—	814,663
Cash and cash equivalents at end of period	$910,633	$1,249	$6,876	$—	$918,758

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2013
Net cash (used in) provided by operating activities	$(162,836)	$420,672	$120,672	$6,175	$384,683
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(828,585)	—	—	(828,585)
Proceeds from sale of assets	—	2,563,791	95	—	2,563,886
Other	—	31,015	37	(39,654)	(8,602)
Net cash provided by investing activities	—	1,766,221	132	(39,654)	1,726,699
Cash flows from financing activities
Repayments of borrowings	(1,115,500)	—	—	—	(1,115,500)
Distribution to unitholders	—	—	(144,810)	46,094	(98,716)
Premium on debt redemption	(61,997)	—	—	—	(61,997)
Intercompany borrowings (advances), net	2,181,850	(2,192,164)	10,314	—	—
Other	(56,322)	5,728	12,615	(12,615)	(50,594)
Net cash provided by (used in) financing activities	948,031	(2,186,436)	(121,881)	33,479	(1,326,807)
Net increase (decrease) in cash and cash equivalents	785,195	457	(1,077)	—	784,575
Cash and cash equivalents at beginning of year	300,228	922	8,616	—	309,766
Cash and cash equivalents at end of period	$1,085,423	$1,379	$7,539	$—	$1,094,341

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

19. Subsequent Events

Royalty Trust Distributions. On July 31, 2014, the Royalty Trusts announced quarterly distributions for the three-month period ended June 30, 2014. The following distributions are expected to be paid on or before August 29, 2014 to holders of record as of the close of business on August 14, 2014 (in thousands):

Royalty Trust	Total Distribution	Amount to be Distributed to Third-Party Unitholders
Mississippian Trust I	$7,512	$7,323
Permian Trust	30,555	24,885
Mississippian Trust II	18,125	15,090
Total	$56,192	$47,298

Conversion of Mississippian Trust I Subordinated Units. On July 1, 2014, the Mississippian Trust I’s subordinated units, all of which were held by SandRidge, converted to common units. The newly-converted units remain subject to the distribution subordination thresholds through the Mississippian Trust I’s August 29, 2014 distribution; however, beginning with the distribution to be made in November 2014, all of the Mississippian Trust I’s common units will share equally in its distribution. After this conversion, the Company will continue to consolidate the activities of the Mississippian Trust I as its primary beneficiary due to the Company’s original participation in the design of the Mississippian Trust I and continued (a) power to direct the activities that most significantly impact the economic performance of the Royalty Trust and (b) obligation to absorb losses and right to receive residual returns through its variable interests in the Royalty Trust, including ownership of common units, that could potentially be significant to the Mississippian Trust I.

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

The financial information with respect to the three and six-month periods ended June 30, 2014 and 2013, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent region of the United States. The Company owns and operates additional interests in west Texas and owned interests in the Gulf of Mexico and Gulf Coast until February 2014, as discussed under “2014 Developments and Outlook” below. The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including gas gathering and processing facilities, marketing operations, a saltwater gathering system, an electrical transmission system and a drilling and related oil field services business.

SandRidge’s mission is to be a high-return, growth-oriented resource conversion company focused in the Mid-Continent region of the United States. During the Company’s 2013 capital allocation process, management identified competitive advantages, such as its industry leading cost structure, subsurface knowledge, existing infrastructure and broader infrastructure capabilities and size and scale, all in the Mid-Continent area. As a result of that process, the decision was made to enhance the Company’s focus in the Mid-Continent, divest the Gulf Properties, and redeploy capital into onshore areas where the Company has a more extensive opportunity set and over a ten-year inventory of high-return drilling locations.

Operational Highlights

Operational highlights for the three and six-month periods ended June 30, 2014 include the following:

•
Drilled 123 and 212 wells, excluding salt water disposal wells, in the Mid-Continent area during the three and six-month periods ended June 30, 2014, respectively. Mid-Continent properties contributed approximately 5.3 MMBoe or 83.0% and 10.0 MMBoe or 74.1% of the Company’s total production, for the three and six-month periods ended June 30, 2014, respectively, compared to approximately 4.5 MMBoe or 54.1% and 8.3 MMBoe, or 47.7% for the three and six-month periods ended June 30, 2013, respectively.

•
Gulf of Mexico properties contributed production of approximately 1.3 MMBoe, or 9.8%, of the Company’s total production, for the six-month period ended June 30, 2014 compared to approximately 5.5 MMBoe, or 31.9% of total production, for the six-month period ended June 30, 2013.

•
Total production for the three-month period ended June 30, 2014 was comprised of approximately 37.7% oil, 50.5% natural gas and 11.8% NGLs compared to 42.9% oil, 50.5% natural gas and 6.6% NGLs in the same period of 2013. Total production for the six-month period ended June 30, 2014 was comprised of approximately 39.2% oil, 50.5% natural gas and 10.3% NGLs compared to 43.5% oil, 50.6% natural gas and 5.9% NGLs in the same period of 2013.

2013 Transactions

Sale of Permian Properties. On February 26, 2013, the Company sold the Permian Properties for $2.6 billion. The Company used a portion of the sale proceeds to fund the redemption of approximately $1.1 billion aggregate principal amount of outstanding Senior Fixed Rate Notes, discussed below, and has used and expects to use the remaining proceeds to fund its capital expenditures in the Mid-Continent and for general corporate purposes. The Company recorded a non-cash loss on the sale of $399.1 million during the six-month period ended June 30, 2013, of which $71.7 million was allocated to noncontrolling interests. Additionally, the Company settled a portion of its existing oil derivative contracts in February 2013 prior to their respective maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in cash payments of approximately $29.6 million.
Production, revenues and direct operating expenses of the Permian Properties included in the Company’s results for the six-month period ended June 30, 2013 were as follows:

Six Months Ended June 30, 2013(1)
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

2014 Developments and Outlook

Sale of Gulf of Mexico and Gulf Coast Properties. On February 25, 2014, the Company sold subsidiaries that owned the Gulf Properties, for approximately $703.5 million, net of working capital adjustments and post-closing adjustments, and Fieldwood’s assumption of approximately $366.0 million of related asset retirement obligations. The Company retained a 2.0% overriding royalty interest in certain exploration prospects. The Company is using the proceeds from the sale to fund its drilling in the Mid-Continent. Additionally, the Company settled a portion of its existing oil derivative contracts in January and February 2014 prior to their respective maturities to reduce volumes hedged in proportion to the anticipated reduction in daily production volumes due to the sale, which resulted in cash payments of approximately $69.6 million. Without regard to same-counterparty netting, these derivative contracts were in a liability position at December 31, 2013 of $72.4 million.

Production, revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations and general and administrative expenses, for the Gulf Properties included in the Company’s results for the three-month period ended June 30, 2013 and the six-month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014(1)	2013
Production (MBoe)	2,616	1,321	5,532
Revenues (in thousands)	$170,219	$90,920	$345,275
Expenses (in thousands)	$122,222	$63,674	$251,392
_______________
(1) Includes activity through February 25, 2014, the date of sale.

Outlook

In 2014, the Company is focused on the execution of its highest return projects, enhanced capital discipline and the utilization of its identified competitive advantages. The Company’s 2014 capital expenditures budget is approximately $1.5 billion, with approximately $1.4 billion designated for exploration and production activities.

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

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The results of the Company’s business segments for the three and six-month periods ended June 30, 2014 and 2013 are discussed below.

Exploration and Production Segment

The Company generates the majority of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Company’s ability to find, economically develop and produce its reserves. The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces and changes in the fair value of commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three and six-month periods ended June 30, 2014 and 2013 are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Oil (per Bbl)	$102.99	$94.17	$100.84	$94.26
Natural gas (per Mcf)	$4.58	$4.02	$4.65	$3.76

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

Saltwater Gathering System. Included within the Company’s full cost pool is a produced water disposal system that included over 900 miles of gathering lines and 178 active disposal wells at June 30, 2014. This system assists in the economically efficient production of oil and natural gas by reducing the overall cost of water disposal, which directly reduces production costs. The system has a current injection capacity of over 2.1 million barrels of water per day.

Set forth in the table below is financial, production and pricing information for the exploration and production segment for the three and six-month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Results (in thousands)
Revenues
Oil	$239,857	$341,712	$519,786	$715,665
NGL	27,233	18,110	54,822	34,481
Natural gas	72,816	94,460	170,614	182,153
Other	—	4,092	2,022	7,485
Inter-segment revenue	—	(81)	—	(162)
Total revenues	339,906	458,293	747,244	939,622
Operating expenses
Production	59,076	117,581	158,241	251,023
Production taxes	7,840	6,564	15,647	16,003
Depreciation and depletion—oil and natural gas	97,267	138,903	212,452	296,429
Accretion of asset retirement obligations	1,065	9,800	6,811	19,579
Impairment	—	—	164,779	—
Loss (gain) on derivative contracts	85,292	(103,654)	127,783	(62,757)
(Gain) loss on sale of assets	(22)	(16)	(22)	399,049
Other operating expenses	11,151	47,449	31,471	80,338
Total operating expenses	261,669	216,627	717,162	999,664
Income (loss) from operations	$78,237	$241,666	$30,082	$(60,042)

Production data
Oil (MBbls)	2,398	3,568	5,283	7,530
NGL (MBbls)	748	551	1,390	1,031
Natural gas (MMcf)	19,240	25,233	40,833	52,554
Total volumes (MBoe)	6,353	8,325	13,479	17,320
Average daily total volumes (MBoe/d)	69.8	91.5	74.5	95.7
Average prices—as reported(1)
Oil (per Bbl)	$100.02	$95.77	$98.39	$95.04
NGL (per Bbl)	$36.41	$32.87	$39.44	$33.44
Natural gas (per Mcf)	$3.78	$3.74	$4.18	$3.47
Total (per Boe)	$53.50	$54.57	$55.29	$53.83
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$96.91	$100.99	$96.34	$99.37
NGL (per Bbl)	$36.41	$32.87	$39.44	$33.44
Natural gas (per Mcf)	$3.49	$3.68	$3.78	$3.43
Total (per Boe)	$51.44	$56.62	$53.30	$55.59
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2014 and 2013 and illustrates the impact of (i) the Company’s continued development of its Mid-Continent assets, (ii) the sale of the Gulf Properties in February 2014 and (iii) the sale of the Permian Properties in February 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	5,273	83.0%	4,504	54.1%	9,988	74.1%	8,255	47.7%
Gulf of Mexico / Gulf Coast	—	—%	2,616	31.4%	1,321	9.8%	5,532	31.9%
Permian Basin	540	8.5%	547	6.6%	1,078	8.0%	2,195	12.7%
Other - west Texas	540	8.5%	658	7.9%	1,092	8.1%	1,338	7.7%
Total	6,353	100.0%	8,325	100.0%	13,479	100.0%	17,320	100.0%

Revenues

Exploration and production segment revenues from oil, natural gas and NGL sales decreased $114.4 million, or 25.2%, for the three-month period ended June 30, 2014, from the same period in 2013. The total net decrease was mainly attributable to a decrease of approximately $128.0 million resulting from a 2.0 MMBoe, or 23.7%, decrease in combined production, primarily due to the sale of the Gulf Properties in February 2014. This decrease was partially offset by an increase of $13.6 million primarily due to an increase in the average prices received for oil production. Exploration and production segment revenues from oil, natural gas and NGL sales decreased $187.1 million, or 20.1%, for the six-month period ended June 30, 2014 from the same period in 2013. The total net decrease was mainly attributable to a decrease of approximately $242.1 million resulting from a 3.8 MMBoe, or 22.2%, decrease in combined production primarily due to the sale of the Gulf Properties in February 2014 and the sale of the Permian Properties in February 2013. This decrease was partially offset by an increase of $55.0 million due to an increase in the average prices received for oil, natural gas and NGL production. As illustrated in the table above, the decrease in volumes in the Gulf of Mexico/Gulf Coast areas for the three and six-month periods ended June 30, 2014 and the decrease in volumes for the Permian area for the six-month period ended June 30, 2014 were partially offset by increased production from the Mid-Continent area, as the Company focused on its development of this area.

Operating Expenses

Production expense includes the costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses decreased $58.5 million, or 49.8%, and $92.8 million, or 37.0%, for the three and six-month periods ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to the decrease in total production and a decrease in production costs per Boe. During the three and six-month periods ended June 30, 2014, production expense was $9.30 and $11.74 per Boe, respectively, down from the comparable 2013 period rates of $14.12 and $14.49 per Boe, primarily as a result of the sale of the Gulf Properties in February 2014, which had higher production costs inherent with offshore operations.

Production taxes increased by $1.3 million, or 19.4%, and decreased by $0.4 million, or 2.2%, for the three and six-month periods ended June 30, 2014, compared to the same periods in 2013, respectively, primarily as a result of an increase in oil, natural gas and NGL revenue from production in the Mid-Continent area. Production taxes as a percentage of oil, natural gas and NGL revenue increased to approximately 2.3% for the three month period ended June 30, 2014 from 1.4% for the same period of 2013 and to approximately 2.1% for the six-month period ended June 30, 2014 from 1.7% for the same period of 2013 as taxable production from the Mid-Continent partially replaced non-taxable production from the Gulf Properties sold in February 2014.

Depreciation and depletion for the Company’s oil and natural gas properties decreased by $41.6 million and $84.0 million for the three and six-month periods ended June 30, 2014, respectively, compared to the same periods in 2013. These decreases are largely a result of the decrease in the Company’s combined production volumes for the respective periods as well as a decrease in the depreciation and depletion rate per Boe to $15.31 and $15.76 for the three and six-month periods ended June 30, 2014, respectively, from $16.69 and $17.11 for the three and six-month periods ended June 30, 2013, respectively. The decrease in the depreciation and depletion rates is primarily due to the sale of the Gulf Properties in February 2014 and, to a lesser extent, the sale of the Permian Properties in 2013.

Accretion of asset retirement obligations decreased $8.7 million and $12.8 million for the three and six-month periods ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to the assumption by Fieldwood of asset retirement obligations associated with the Gulf Properties sold in February 2014.

The Company incurred an impairment of $164.8 million for the six-month period ended June 30, 2014 due to a full cost ceiling limitation resulting from the divestiture of the Gulf Properties, as the present value of future net revenues associated with the Gulf Properties exceeded the associated reduction to the full cost pool. There was no full cost ceiling impairment for the three-month period ended June 30, 2014 or the three and six-month periods ended June 30, 2013.

The Company recorded a loss (gain) on commodity derivative contracts of $85.3 million and $(103.7) million for the three-month periods ended June 30, 2014 and 2013, respectively, which includes net cash payments (receipts) upon settlement of $13.1 million and $(18.1) million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $127.8 million and $(62.8) million for the six-month periods ended June 30, 2014, and 2013, respectively, which includes net cash payments upon settlement of $96.4 million and $0.3 million, respectively. Included in these net cash payments are $69.6 million and $29.0 million of payments for early settlements of commodity derivative contracts primarily as a result of the sale of the Gulf Properties in February 2014 and the Permian Properties in February 2013, respectively.

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

The company recorded a loss on the sale of assets of $399.1 million for the six-month period ended June 30, 2013 as a result of the sale of the Permian Properties in February 2013. No gain or loss was recognized for the sale of the Gulf Properties in February 2014. See “Note 2 - Divestitures” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the sale of the Gulf Properties.

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

Set forth in the table below is financial and operational information for the drilling and oil field services segment for the three and six-month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Results (in thousands)
Revenues	$51,891	$47,100	$98,971	$96,837
Inter-segment revenue	(33,062)	(31,011)	(63,039)	(63,378)
Total revenues	18,829	16,089	35,932	33,459
Operating expenses	18,043	24,944	38,248	51,279
Impairment	3,133	10,588	3,133	10,588
Loss from operations	$(2,347)	$(19,443)	$(5,449)	$(28,408)

Drilling rig statistics
Average number of operational rigs owned during the period	27.0	27.0	27.0	28.5
Average number of rigs working for third parties	4.7	3.3	5.1	3.4
Number of days drilling for third parties	429	284	923	601
Average drilling revenue per day per rig drilling for third parties(1)	$14,674	$15,630	$14,906	$15,371

Rig status - June 30			2014	2013
Working for SandRidge			12	9
Working for third parties			5	4
Idle(2)			10	14
Total operational			27	27
Non-operational(3)			3	3
Total rigs			30	30
____________________

(1)
Represents revenues from rigs working for third parties, excluding stand-by revenue, divided by the total number of days such drilling rigs were used by third parties during the period. Excludes revenues for related rental equipment.

(2)	The Company’s rigs are primarily intended to drill for its own account; as such, the number of idle rigs does not significantly impact the consolidated results of operations.

(3)	Non-operational rigs at June 30, 2014 and June 30, 2013 are held for sale.

Drilling and oil field services segment revenues increased $2.7 million and $2.5 million for the three and six-month periods ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to increased revenues from third parties during the three-month period ended June 30, 2014, which were partially offset by decreases in revenue from oil field services supplies due to the sale of the northwest Oklahoma location in 2013. Drilling and oil field services segment operating expenses decreased $6.9 million during the three-month period ended June 30, 2014, compared to the same period in 2013 due primarily to an increased focus on capital discipline by management. Drilling and oil field services segment operating expenses decreased $13.0 million during the six-month periods ended June 30, 2014, compared to the same period in 2013 due primarily to costs incurred in the first quarter of 2013 associated with maintenance performed on rigs that were stacked as a result of the sale of the Permian Properties, as well as an increased focus on capital discipline by management. During the three and six-month periods ended June 30, 2014 and 2013, the Company recorded impairment of approximately $3.1 million and $10.6 million, respectively, on certain drilling assets identified for sale in order to adjust their carrying values to fair value.

Midstream Services Segment

Midstream services segment revenues consist mostly of revenue from gas marketing, which is a very low-margin business, and revenues from coordinating the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent area.

Gas Marketing. On a consolidated basis, midstream and marketing revenues include natural gas sold to third parties and the fees the Company charges to gather, compress and treat this natural gas. Gas marketing operating costs represent payments made to third parties for the proceeds from the sale of natural gas owned by such parties, net of any applicable margin, and actual costs the Company incurs to gather, compress and treat the natural gas. In general, natural gas purchased and sold by the Company’s midstream services segment is priced at a published daily or monthly index price. Midstream gas services are primarily undertaken to realize incremental margins on natural gas purchased at the wellhead and to provide value-added services to customers.

Electrical Provision. The Company owns an electrical transmission system in the Mid-Continent that coordinates the delivery of electricity for use in the Company’s exploration and production operations at a lower cost than electricity provided by on-site generation. On a consolidated basis, revenues and expenses from the electrical transmission system relate to electricity for third-party working interest owners in Company operated wells in the Mid-Continent.

The primary factors affecting the results of the Company’s midstream services segment are the quantity of natural gas the Company gathers, treats and markets and the prices it pays and receives for natural gas as well as the fees charged and volumes delivered by the electrical transmission system.

Set forth in the table below is financial and operational information for the midstream services segment for the three and six-month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Results (in thousands)
Operating revenues	$38,420	$41,038	$84,715	$77,872
Construction contract	—	23,253	—	23,253
Inter-segment revenue	(23,546)	(26,464)	(52,196)	(51,160)
Total revenues	14,874	37,827	32,519	49,965
Operating expenses	17,219	22,530	36,275	37,127
Construction contract	—	23,253	—	23,253
Loss from operations	$(2,345)	$(7,956)	$(3,756)	$(10,415)

Gas Marketed
Volumes (MMcf)	1,888	1,961	3,701	4,009
Average price	$4.53	$4.16	$4.62	$3.75

Midstream services segment revenues and expenses, excluding construction contract revenue and expense, increased $0.3 million and decreased $5.3 million, respectively, for the three-month period ended June 30, 2014 compared to the same period in 2013. Segment revenues and expenses, excluding construction contract revenue and expense increased $5.8 million and decreased $0.9 million, respectively, for the six-month period ended June 30, 2014 compared to the same period in 2013. The increases in revenue were due primarily to an increase in electrical transmission services provided to third-party working interest owners in the Mid-Continent during the first six months of 2014 compared to 2013, as well as an increase in gas compressor and generator rentals for the respective periods. During the second quarter of 2014, the fee structure for electric usage was revised, which resulted in decreasing revenues for electrical transmission services for the remainder of the second quarter of 2014 and decreasing expenses for electrical transmission for the three and six-month periods ended June 30, 2014. Additionally, operating expenses for the three and six-month periods ended June 30, 2013 include an impairment of $2.1 million on certain midstream pipe inventory and natural gas compressors due to the determination that their future use was limited. No impairment was taken during the three and six-month periods ended June 30, 2014.

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

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the three and six-month periods ended June 30, 2014 and 2013 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues
Oil, natural gas and NGL	$339,906	$454,282	$745,222	$932,299
Drilling and services	18,852	16,078	35,932	33,448
Midstream and marketing	14,874	15,198	32,784	28,230
Construction contract	—	23,253	—	23,253
Other	1,082	4,176	3,832	7,447
Total revenues(1)	$374,714	$512,987	$817,770	$1,024,677
___________________

(1)
Includes $41.8 million and $53.8 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended June 30, 2014 and 2013, respectively. Includes $86.1 million and $99.5 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the six-month periods ended June 30, 2014 and 2013, respectively.

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

Other revenues decreased for the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 due primarily to a decrease in revenues from the Bullwinkle and other offshore platforms, which were included in the sale of the Gulf Properties in February 2014.

Expenses

The Company’s consolidated expenses for the three and six-month periods ended June 30, 2014 and 2013 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Expenses
Production	$58,498	$116,811	$157,033	$249,312
Production taxes	7,840	6,564	15,647	16,003
Cost of sales	10,469	15,348	22,950	31,665
Midstream and marketing	13,254	14,927	29,254	26,730
Construction contract	—	23,253	—	23,253
Depreciation and depletion—oil and natural gas	97,267	138,903	212,452	296,429
Depreciation and amortization—other	15,411	16,022	30,933	31,358
Accretion of asset retirement obligations	1,065	9,800	6,811	19,579
Impairment	3,133	15,643	167,912	15,643
General and administrative	31,102	65,541	61,531	134,587
Employee termination benefits	813	107,720	8,922	118,118
Loss (gain) on derivative contracts	85,292	(103,654)	127,783	(62,757)
Loss (gain) on sale of assets	36	(349)	17	397,825
Total expenses(1)	$324,180	$426,529	$841,245	$1,297,745
___________________

(1)
Includes $26.0 million and $8.5 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended June 30, 2014 and 2013, respectively. Includes $76.0 million and $105.5 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the six-month periods ended June 30, 2014 and 2013, respectively. Expenses attributable to noncontrolling interests in consolidated VIEs for the six-month periods ended June 30, 2014 and 2013 include $29.9 million of allocated full cost ceiling impairment and $71.7 million of allocated loss on sale of assets associated with the sale of the Permian Properties, respectively.

See discussion of production expenses, production taxes, depreciation and depletion—oil and natural gas, accretion of asset retirement obligations, impairment, loss (gain) on derivative contracts and loss (gain) on sale of assets under “Results by Segment—Exploration and Production Segment,” discussion of cost of sales and impairment under “Results by Segment— Drilling and Oil Field Services Segment” and discussion of midstream and marketing expense under “Results by Segment—Midstream Services Segment.”

General and administrative expenses decreased $34.4 million, or 52.5%, for the three-month period ended June 30, 2014 from the same period in 2013 due primarily to decreases of $20.7 million in compensation, largely resulting from changes to the Company’s annual incentive plan in the second quarter of 2013 and a decrease in headcount during 2014, and $7.3 million in costs related to a stockholder consent solicitation that occurred in 2013. General and administrative expenses decreased $73.1 million, or 54.3%, for the six-month period ended June 30, 2014 from the same period in 2013 due primarily to a decrease of $20.6 million in costs related to a stockholder consent solicitation that occurred in 2013 and decreases of $31.0 million in compensation, $5.8 million in professional services costs and $4.1 million in promotional and advertising costs, primarily as a result of corporate cost cutting measures and a decrease in headcount during 2014.

Employee termination benefits in the six-month period ended June 30, 2014 represent severance costs of $8.9 million incurred in conjunction with the sale of the Gulf Properties. Employee termination benefits of $107.7 million and $118.1 million for the three and six-month periods ended June 30, 2013 represent severance costs associated with former Company executives. Of the total employee termination benefits for each 2013 period, approximately $95.0 million, including amounts associated with the accelerated vesting of restricted stock awards, were attributable to the Company’s former Chairman and CEO.

Other Income (Expense), Taxes and Net Income (Loss) Attributable to Noncontrolling Interest

The Company’s other income (expense), taxes and net income (loss) attributable to noncontrolling interest for the three and six-month periods ended June 30, 2014 and 2013 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Other income (expense)
Interest expense	$(61,863)	$(61,159)	$(123,906)	$(147,069)
Loss on extinguishment of debt	—	—	—	(82,005)
Other income (expense), net	1,338	(106)	3,432	505
Total other expense	(60,525)	(61,265)	(120,474)	(228,569)
(Loss) income before income taxes	(9,991)	25,193	(143,949)	(501,637)
Income tax (benefit) expense	(1,194)	508	(1,067)	4,937
Net (loss) income	(8,797)	24,685	(142,882)	(506,574)
Less: net income (loss) attributable to noncontrolling interest	15,642	45,121	9,572	(6,798)
Net loss attributable to SandRidge Energy, Inc.	$(24,439)	$(20,436)	$(152,454)	$(499,776)

Interest expense for the three and six-month periods ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest expense
Interest expense on debt	$63,509	$63,046	$126,887	$149,282
Amortization of debt issuance costs, discounts and premium	2,471	2,478	4,961	6,158
Interest rate swap loss	—	—	—	14
Capitalized interest	(4,117)	(4,365)	(7,942)	(8,385)
Total interest expense	$61,863	$61,159	$123,906	$147,069

Total interest expense decreased $23.2 million for the six-month period ended June 30, 2014 compared to the same period in 2013, primarily due to a reduction in interest expense associated with the senior notes repurchased and redeemed in the first quarter of 2013. See “Note 8 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2013.

The Company recognized a loss on extinguishment of debt of $82.0 million for the six-month period ended June 30, 2013 in connection with the redemption and repurchase of certain of its senior notes. This loss represents the premium paid to redeem the notes and the expense incurred to write off the remaining unamortized debt issuance costs associated with the notes.

The Company’s tax expense and effective tax rate for the three and six-month periods ended June 30, 2014 continue to be low as a result of the valuation allowance against its net deferred tax asset. The Company’s income tax benefit of $1.1 million for the six-month period ending June 30, 2014 is primarily related to a reduction in the Company’s gross unrecognized tax benefits following a favorable outcome pertaining to the Company’s state audits. The Company's income tax expense of $4.9 million for the six-month period ending June 30, 2013 is primarily related to federal alternative minimum tax (“AMT”), associated with the tax year ending December 31, 2013. The Company recorded a current liability and a corresponding deferred tax asset each in the amount of $4.0 million for the six-month period ended June 30, 2013 for the AMT. As a result of recording a deferred tax asset, the Company increased its valuation allowance against its net deferred tax asset by $4.0 million.

Net income (loss) attributable to noncontrolling interest represents the portion of net income (loss) attributable to third-party ownership in the Company’s consolidated VIEs and subsidiaries. Net income attributable to noncontrolling interest decreased to $15.6 million for the three-month period ended June 30, 2014 from $45.1 million during the same period in 2013, primarily due to losses from changes in fair value recognized on the Royalty Trusts’ derivative contracts as well as losses on contracts that settled in the three-month period ended June 30, 2014 compared to gains recognized from changes in fair value as well as gains on contracts that settled during the same period in 2013. Income for the six-month period ended June 30, 2014 includes the full cost ceiling impairment attributable to noncontrolling interest of $29.9 million compared to the loss on the sale of the Permian Properties attributable to noncontrolling interest of $71.7 million included in the six-month period ended June 30, 2013. Additionally, net income attributable to noncontrolling interest includes the impact of an increase in losses from changes in fair value recognized on the Royalty Trusts’ derivative contracts for the six-month period ended June 30, 2014 compared to the same period in 2013.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash on hand, cash flows from operating activities, proceeds from monetizations of assets, borrowings under the senior credit facility, funding commitments from third parties for drilling carries and the issuance of equity and debt securities in the capital markets. As described in “2014 Developments and Outlook,” the Company received proceeds of approximately $703.5 million, net of working capital adjustments and post-closing adjustments, for the sale of its Gulf Properties in February 2014.

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

    The Company’s 2014 budget for capital expenditures, including expenditures related to the Company’s drilling programs for the Permian Trust and Mississippian Trust II and net of $205.6 million in drilling carries estimated to be received in 2014, is approximately $1.5 billion. See “Note 5 - Property, Plant and Equipment” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of the drilling carries. The Company expects to fund its near term capital and debt service requirements and working capital needs with cash on hand ($0.9 billion at June 30, 2014), cash flow from operations and available borrowing capacity under its $775.0 million senior credit facility, which is undrawn, other than $10.4 million in letters of credit secured by the senior credit facility that reduce availability on a dollar for dollar basis, at June 30, 2014. The Company has no maturities of long-term debt prior to 2020, and may choose to issue new long-term debt, subject to market availability, as an alternative to borrowing under its senior credit facility. Alternatively, the Company may issue equity or other non-debt securities in the capital markets, depending on market conditions, to address its funding requirements. In the longer term, the Company expects an increasing portion of its funding needs to be covered by increased cash flows from operations, resulting from its drilling program combined with cost cutting initiatives implemented in 2013, and may issue long-term debt or equity or monetize non-core assets to cover any difference between cash flow from operations and capital needs. Further, the majority of the Company’s capital expenditures is discretionary and could be curtailed if the Company’s cash flows decline from expected levels.

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

As of June 30, 2014, the Company’s cash and cash equivalents were $0.9 billion, including $6.7 million attributable to the Company’s consolidated VIEs which is available to satisfy only obligations of the VIEs. The Company had approximately $3.2 billion in total debt outstanding and $10.4 million in outstanding letters of credit with no amount outstanding under its senior credit facility at June 30, 2014. As of and during the three and six-month period ended June 30, 2014, the Company was in compliance with applicable covenants under its senior credit facility and outstanding Senior Fixed Rate Notes. As of August 1, 2014, the Company’s cash and cash equivalents were approximately $806.4 million, including $6.4 million attributable to the Company’s consolidated VIEs. Additionally, there was no amount outstanding under the Company’s senior credit facility and $10.4 million in outstanding letters of credit which reduced the availability under the senior credit facility to $764.6 million.

Working Capital

The Company’s working capital balance fluctuates as a result of changes in the fair value of its outstanding commodity derivative instruments and due to fluctuations in the timing and amount of its collection of receivables and payment of expenditures related to its exploration and production operations.

At June 30, 2014, the Company had a working capital surplus of $582.1 million compared to a surplus of $308.0 million at December 31, 2013. Current assets increased by $47.8 million and current liabilities decreased by $226.3 million at June 30, 2014, compared to December 31, 2013. The increase in current assets is primarily due to a $104.1 million increase in cash and cash equivalents that resulted from the receipt of proceeds from the sale of the Gulf Properties in February 2014, partially offset by cash used for operating activities and capital expenditures. This increase was further offset by decreases of $26.9 million in prepaid expenses and $15.9 million in accounts receivable, also due primarily to the sale of the Gulf Properties as well as fluctuations in the timing and amount of collections of receivables, and a decrease of $12.7 million in the net asset position of the Company’s current derivative contracts due to an increase in the future market prices for oil and natural gas compared to contract prices since December 31, 2013, and the settlement of derivative contracts during the six-month period ended June 30, 2014. The decrease in current liabilities is primarily due to a decrease of $180.8 million in accounts payable and accrued expenses and a decrease of $87.1 million in the current asset retirement obligation, primarily due to the sale of the Gulf Properties. Additionally, accounts payable and accrued expenses further decreased due to distributions paid to noncontrolling interest owners, the payment of accrued 2013 bonuses and other changes due primarily to fluctuations in the timing and amount of the payment of expenditures related to exploration and production operations during the six-month period ended June 30, 2014. These decreases in current liabilities were slightly offset by an increase of $22.5 million in the net liability position of the Company’s current derivative contracts and a liability of $12.0 million recognized as a result of the Company’s guarantee on behalf of Fieldwood of certain plugging and abandonment obligations as of June 30, 2014.

Cash Flows

The Company’s cash flows for the six-month periods ended June 30, 2014 and 2013 are presented in the following table and discussed below:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows provided by operating activities	$230,792	$384,683
Cash flows provided by investing activities	34,547	1,726,699
Cash flows used in financing activities	(161,244)	(1,326,807)
Net increase in cash and cash equivalents	$104,095	$784,575

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

Net cash provided by operating activities for the six-month period ended June 30, 2014 decreased from the comparable period in 2013 due primarily to a decrease in oil and natural gas production as a result of the sale of the Gulf Properties in February 2014, which was slightly offset by an increase in prices for oil and natural gas and an increase in production in the Mid-Continent area. Also contributing to the decrease were changes in operating assets and liabilities during 2014, primarily related to the decrease in accounts payable and accrued expenses and an increase in cash paid on the settlement of derivative contracts, including payments for early settlements of commodity derivative contracts as a result of the sale of the Gulf Properties in February 2014.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and natural gas industry.

Cash flows provided by investing activities were $34.5 million for the six-month period ended June 30, 2014 compared to $1.7 billion for the same period in 2013. During the six-month period ended June 30, 2014, the Company received proceeds from the sale of assets of $707.8 million primarily as a result of the sale of the Gulf Properties, which were largely offset by capital expenditures during the period. During the six-month period ended June 30, 2013, the Company received proceeds of $2.6 billion from the sale of the Permian Properties, which were partially offset by capital expenditures during the period.

Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the six-month periods ended June 30, 2014 and 2013 are summarized below:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Capital Expenditures
Exploration and production	$620,809	$716,173
Drilling and oil field services	7,275	1,515
Midstream services	11,766	30,332
Other	12,860	27,850
Capital expenditures, excluding acquisitions	652,710	775,870
Acquisitions	16,553	8,602
Total	$669,263	$784,472

Capital expenditures, excluding acquisitions, decreased by $123.2 million for the six-month period ended June 30, 2014 from the same period in 2013 primarily due to an increased focus on capital discipline by the Company’s management.

Cash Flows from Financing Activities

The Company’s financing activities used $161.2 million of cash for the six-month period ended June 30, 2014 compared to $1.3 billion in the same period in 2013. The decrease is due primarily to the redemption of $1.1 billion of senior notes as well as the $62.0 million premium paid in connection with the redemption of these notes during the six-month period ended June 30, 2013. During the six-month period ended June 30, 2014, the Company paid $44.1 million for the early settlement of financing derivatives as a result of the sale of the Gulf Properties. Partially offsetting these payments were decreases of $22.9 million in treasury stock purchases as a result of a decrease in shares of restricted stock that were traded for taxes upon vesting during the six-month period ended June 30, 2014 compared to the same period in 2013 and proceeds from the sale of Royalty Trust units of $22.1 million during the six-month period ended June 30, 2014.

Indebtedness

Long-term debt consists of the following at June 30, 2014 (in thousands):

8.75% Senior Notes due 2020, net of $4,938 discount	$445,062
7.5% Senior Notes due 2021, including premium of $3,708	1,178,708
8.125% Senior Notes due 2022	750,000
7.5% Senior Notes due 2023, net of $3,605 discount	821,395
Total debt	$3,195,165

The indentures governing the Senior Fixed Rate Notes contain covenants imposing certain restrictions on the Company’s activities, including, but not limited to, limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three and six-month periods ended June 30, 2014, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Fixed Rate Notes.

Maturities of Long-Term Debt. As of June 30, 2014, there are no maturities of long-term debt until January 2020.

Senior Credit Facility. The amount the Company may borrow under its senior credit facility is limited to a borrowing base, and is subject to periodic redeterminations. The Company’s borrowing base is generally redetermined in April and October of each year, and was reaffirmed at $775.0 million in April 2014. The next redetermination is expected to take place in October 2014. Quarterly, the Company pays a commitment fee assessed at an annual rate of 0.5% on any available portion of the senior credit facility. The borrowing base is determined based upon the discounted present value of future cash flows attributable to the Company’s proved reserves. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base.

At June 30, 2014, the Company had no amount outstanding under the senior credit facility and $10.4 million in outstanding letters of credit, which reduced the availability under the senior credit facility to $764.6 million. As of and during the three and six-month periods ended June 30, 2014, the Company was in compliance with all applicable financial covenants under the senior credit facility.

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

•
Guarantees. As of June 30, 2014, the fair value of the Company’s guarantees of plugging and abandonment obligations associated with the Gulf Properties was $12.0 million. For additional information about the guarantees, which could extend through February 2015, see “Note 2 - Divestitures” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Form 10-K. For a discussion of recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the Company’s accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset for the period ended December 31, 2008. This valuation allowance has been maintained since 2008. See “Note 13 - Income Taxes” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for more discussion on maintaining the valuation allowance against the Company’s net deferred tax asset.
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
The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of the Permian Properties on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. See “Note 2 - Divestitures” to the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of the sale of the Permian Properties. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the year ended December 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended June 30, 2014. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.
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

In determining whether to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ending June 30, 2014, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company’s net deferred tax asset at December 31, 2013 was $702.7 million.

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

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At June 30, 2014, the Company’s commodity derivative contracts consisted of fixed price swaps and collars, which are described below:

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

Three-way collars have two fixed floor prices (a purchased put and a sold put) and a fixed ceiling price (call). The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be NYMEX plus the difference between the purchased put and the sold put strike price. The call establishes a maximum price (ceiling) the Company will receive for the volumes under the contract. If the market price is between the ceiling price and the purchased put, no payments are due from either party.

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

At June 30, 2014, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2014 - December 2014	2,054	$99.08
January 2015 - December 2015	5,588	$92.44

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2014 - December 2014	24,840	$4.28
January 2015 - December 2015	15,400	$4.50

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
July 2014 - December 2014	4,140	$70.00	$90.20	$100.00
January 2015 - December 2015	3,656	$74.83	$90.35	$103.50

Natural Gas Collars

	Notional (MMcf)	Collar Range
July 2014 - December 2014	472	$4.00	—	$7.78
January 2015 - December 2015	1,010	$4.00	—	$8.55

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

The Company recorded a loss (gain) on commodity derivative contracts of $85.3 million and $(103.7) million for the three-month periods ended June 30, 2014 and 2013, respectively, which includes net cash payments (receipts) upon settlement of $13.1 million and $(18.1) million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $127.8 million and $(62.8) million for the six-month periods ended June 30, 2014, and 2013, respectively, which includes net cash payments upon settlement of $96.4 million and $0.3 million, respectively. Included in these net cash payments are $69.6 million and $29.0 million of payments for early settlements of commodity derivative contracts primarily as a result of the sale of the Gulf Properties in February 2014 and the Permian Properties in February 2013, respectively.

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

A default by the Company under its senior credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of June 30, 2014, all of the Company’s open derivative contracts are with counterparties that share in the collateral supporting the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its derivative contracts. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and Mississippian Trust II have each given the counterparties to such contracts a lien on their royalty interests. See “Note 3 - Variable Interest Entities” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Permian Trust’s and the Mississippian Trust II’s derivative contracts.

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

Interest Rate Risk. The Company is exposed to interest rate risk on its long-term fixed rate debt and will be exposed to variable interest rates if it draws on its senior credit facility. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as the Company’s interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate. The Company had no outstanding variable rate debt as of June 30, 2014.

Prior to its maturity on April 1, 2013, the Company had a $350.0 million notional interest rate swap agreement, which effectively fixed the variable interest rate on the Senior Floating Rate Notes at an annual rate of 6.69% for periods prior to their repurchase and redemption in the third quarter of 2012. The interest rate swap was not designated as a hedge.

The Company recorded a loss on its interest rate swap of $0.01 million for the six-month period ended June 30, 2013, respectively, which is included in interest expense in the consolidated statements of operations. Included in the loss for the six-month period ended June 30, 2013, are cash payments upon contract settlement of $2.4 million.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On April 5, 2011, Wesley West Minerals, Ltd. and Longfellow Ranch Partners, LP filed suit against the Company and SandRidge Exploration and Production, LLC (collectively, the “SandRidge Entities”) in the 83rd District Court of Pecos County, Texas. The plaintiffs, who have leased mineral rights to the SandRidge Entities in Pecos County, allege that the SandRidge Entities have not properly paid royalties on all volumes of natural gas and CO 2 produced from the acreage leased from the plaintiffs. The plaintiffs also allege that the SandRidge Entities have inappropriately failed to pay royalties on CO2 produced from the plaintiffs’ acreage that results from the treatment of natural gas at the Century Plant. The plaintiffs seek approximately $45.5 million in actual damages for the period of time between January 2004 and December 2011, punitive damages and a declaration that the SandRidge Entities must pay royalties on CO 2 produced from the plaintiffs’ acreage that results from treatment of natural gas at the Century Plant. The Commissioner of the General Land Office of the State of Texas (“GLO”) is named as an additional defendant in the lawsuit as some of the affected oil and natural gas leases described in the plaintiffs’ allegations cover mineral classified lands in which the GLO is entitled to one-half of the royalties attributable to such leases. The GLO has filed a cross-claim against the SandRidge Entities asserting the same claims as the plaintiffs with respect to the leases covering mineral classified lands and seeking approximately $13.0 million in actual damages, inclusive of penalties and interest. On February 5, 2013, the Company received a favorable summary judgment ruling that effectively removes a majority of the plaintiffs’ and GLO’s claims. On April 29, 2013, the court entered an order allowing for an interlocutory appeal of its summary judgment ruling, and on May 15, 2014, oral arguments on the appeal were presented to the Court of Appeals for the Eighth District of Texas. The Company intends to continue to defend the remaining issues in this lawsuit as well as any appellate proceedings. At the time of the ruling on summary judgment, the lawsuit was still in the discovery stage and, accordingly, an estimate of reasonably possible losses associated with the remaining causes of action, if any, cannot be made until all of the facts, circumstances and legal theories relating to such claims and the SandRidge Entities’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

On October 3, 2013, the plaintiffs filed a Motion for Conditional Collective Action Certification and for Judicial Notice to the Class and a Motion to Toll the Statute of Limitations. On October 11, 2013, the defendants filed a Motion to Dismiss and a Motion to Transfer Venue to the United States District Court for the Western District of Oklahoma. All of these motions are pending before the court.

On April 2, 2014, the court granted the defendants’ Motion to Dismiss and granted plaintiffs leave to file an amended complaint by April 16, 2014, which they did on such date. On July 1, 2014, the court granted plaintiffs’ Motion for Conditional Collective Action Certification and for Judicial Notice to the Class, and denied plaintiffs’ Motion to Toll the Statute of Limitations. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

ITEM 1A. Risk Factors

There has been no material change to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2013 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of the Company’s restricted stock program, the Company makes required tax payments on behalf of employees when their stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are initially recorded as treasury shares, then immediately retired. During the quarter ended June 30, 2014, the following shares were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	8,796	$6.47	N/A	N/A
May 1, 2014 — May 31, 2014	17,260	$6.60	N/A	N/A
June 1, 2014 — June 30, 2014	2,319	$7.20	N/A	N/A

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ EDDIE M. LEBLANC
Eddie M. LeBlanc Executive Vice President and Chief Financial Officer
Date: August 7, 2014

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