Form 10-K/A
period 2013-12-31
SANDRIDGE ENERGY INC
filed 2015-01-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

SandRidge Energy, Inc. (the “Company”) is filing this amendment on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (“Original Filing”), to restate its consolidated financial statements and related footnote disclosures for the year ended December 31, 2013 as it relates to quarterly results included within “Note 26 - Quarterly Financial Results (Unaudited)” in Part II, Item 8 of this Form 10-K/A and to revise its consolidated financial statements and related footnote disclosures for the years ended December 31, 2013, 2012 and 2011 for other items discussed below. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement

On November 4, 2014, the Company filed a Current Report on Form 8-K, stating that (i) the consolidated financial statements of the Company for the periods ended December 31, 2013 and 2012 included in the Company’s Annual Reports on Form 10-K for the periods then ended and (ii) the unaudited consolidated financial statements of the Company for the periods ended June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013, and March 31, 2013 included in the Company’s Quarterly Reports on Form 10-Q for the periods then ended should no longer be relied upon due to potential changes related to the accrual of a liability associated with under delivery by the Company of CO2 to Occidental Petroleum Corporation’s (“Occidental”) Century Plant in Pecos County, Texas (the “Century Plant”) or elsewhere.

Historically, based on its determination of the appropriate method of accounting for the annual CO2 delivery shortfall penalty, the Company did not evaluate whether an accrual was needed within each quarterly period prior to the fourth quarter. As a result of consultation with the staff of the SEC, the Company has determined to adopt a different method of accounting for the penalty, which method considers, on a quarterly basis, whether a portion of the annual shortfall delivery penalty should be accrued at the end of each quarter. After applying this method, the Company concluded that it should restate its previously issued unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013, and March 31, 2013. The effect of such corrections is to transfer a portion of the annual accrual that was previously recorded at year-end to certain of the quarter-end periods within such calendar year. Accordingly, the Company has restated its 2013 quarterly financial results included in “Note 26 - Quarterly Financial Results (Unaudited)” in Part II, Item 8 of this Form 10-K/A for this matter. No changes are being made to the annual accruals previously recorded.

As a result of the above-described adjustments, the Company is presenting in Forms 10-Q/A for the periods ended March 31, 2014 and June 30, 2014 (which are being filed concurrently herewith) restated consolidated financial statements for the periods indicated above. Corrections to statement of operations data for the quarters ended March 31, 2013 and June 30, 2013 will be reflected in the notes to the annual financial statements included in this 10-K/A as well as in the Forms 10-Q/A for the periods ended March 31, 2014 and June 30, 2014, respectively, and corrections to statement of operations data for the quarter ended September 30, 2013 will be reflected in the notes to the annual financial statements included in this 10-K/A as well as the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, which is also being filed concurrently herewith.

Revision

Additionally, as a result of consultation with the staff of the SEC, the Company has determined that construction of the Century Plant under a construction contract with Occidental should have been accounted for under the full cost method of accounting rather than the completed contract method of accounting. As of December 31, 2013, this change in accounting treatment had no impact on total assets, total liabilities, net income or retained earnings, but resulted in (i) certain equal and offsetting adjustments within current assets or current liabilities as of December 31, 2013 and December 2012, (ii) certain equal and offsetting adjustments within items comprising net cash provided by operating activities for the years ended December 31, 2013, 2012 and 2011, and (iii) the removal of construction contract revenue and expense, each in the amount of $796.3 million, from the consolidated statement of operations for the year ended December 31, 2012. The Company has determined that none of these revisions are material to the consolidated financial statements for any of the periods presented in the Original Filing. The consolidated balance sheets as of December 31, 2013 and 2012, consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 and consolidated statement of operations for the year ended December 31, 2012 contained in Part II, Item 8 of this Form 10-K/A have been revised to include the impact of these items.

See the Company’s consolidated financial statements in Item 8 of this report for more information regarding the impact of the above-described restatement and revisions.

Internal Control Consideration

The Company’s management has determined that the absence of an evaluation of whether an accrual for the annual CO2 delivery shortfall penalty was required within each quarterly period prior to the fourth quarter, in accordance with its prior method of accounting, was a deficiency in its internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at December 31, 2013, as discussed in Part II, Item 9A of this Form 10-K/A.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement and other revisions described above. The following items in the Original Filing have been amended as a result of, and to reflect, these modifications:

A.	Part I, Item 1. Business

B.	Part II, Item 6. Selected Financial Data

C.	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

D.	Part II, Item 8. Financial Statements and Supplementary Data

E.	Part II, Item 9A. Controls and Procedures

F.	Part IV, Item 15. Exhibits and Financial Statement Schedules

This Form 10-K/A is presented as of the date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to reflect the restatement and revisions described above.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as of the date of this filing.

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

Information Regarding Forward-Looking Statements

Various statements contained in this report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These statements generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, pending dispositions, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations, financial performance and financial condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of this report, including the following:

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

BUSINESS SEGMENTS AND PRIMARY OPERATIONS

The Company operates in three business segments: exploration and production, drilling and oil field services and midstream services. Financial information regarding each segment is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 23—Business Segment Information” to the Company’s consolidated financial statements in Item 8 of this report. The information below includes the activities of SandRidge Mississippian Trust I (the “Mississippian Trust I”), SandRidge Permian Trust (the “Permian Trust”) and SandRidge Mississippian Trust II (the “Mississippian Trust II”) (collectively, the “Royalty Trusts”), including amounts attributable to noncontrolling interest, all of which are included in the exploration and production segment.

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

Pursuant to a 30-year treating agreement with Occidental Petroleum Corporation (“Occidental”), the Company delivers natural gas produced in the WTO to Occidental’s CO2 treatment plant in Pecos County, Texas (the “Century Plant”), and Occidental removes CO2 from natural gas volumes delivered by the Company. The Company retains all methane gas after treatment. Under the agreement, the Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the agreement period. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met and $0.70 per Mcf to the extent the total contract delivery requirement is not met by the end of the contract term. See further discussion of the CO2 treating agreement in “Liquidity and Capital Resources - Contractual Obligations and Off-Balance Sheet Arrangements” included in Item 7 of this report.

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

For additional information regarding changes in the Company’s proved reserves during the three years ended December 31, 2013, 2012 and 2011 see “Note 25—Supplemental Information on Oil and Natural Gas Producing Activities” to the Company’s consolidated financial statements in Item 8 of this report.

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
The Company has entered into long-term gas gathering agreements with each of PGC and Occidental. These agreements require the Company to annually deliver certain minimum volumes of natural gas to PGC through June 30, 2029 and CO2 to Occidental through December 31, 2041 and to compensate PGC and Occidental to the extent it does not satisfy the contractual delivery requirements. Decreased production in the WTO, where the applicable natural gas assets are located, has resulted in, and may continue to result in, a decline in the volume of natural gas and CO2 delivered to PGC and Occidental, respectively, and to its own pipelines and facilities for gathering, transporting and treating. The Company has no control over many factors affecting production activity in the WTO, including prevailing and projected natural gas prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital. As a consequence of these factors, the Company has not produced and delivered, and may continue to not produce and deliver, sufficient quantities of natural gas or CO2 to meet its contractual delivery obligations to PGC and Occidental. The Company is required to compensate PGC and Occidental for shortfalls in its contractual delivery obligations. The Company accrued $32.7 million at December 31, 2013 for its 2013 shortfalls under its contract with Occidental and expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations to Occidental based on current projected natural gas production levels. In future years, amounts payable to PGC and/or Occidental for such shortfalls could be material. In addition, if the Company fails to connect new wells to its gathering systems, the amount of natural gas it gathers, transports and treats will decline substantially over time and could, upon exhaustion of the current wells, cause the Company to abandon its gathering systems and, possibly cease gathering, transporting and treating operations.

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

ISSUER PURCHASES OF EQUITY SECURITIES

As part of the Company’s restricted stock program, the Company makes required tax payments on behalf of employees when their stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The shares withheld are initially recorded as treasury stock and are then immediately retired as repurchased. See “Note 17—Equity” to the Company’s consolidated financial statements in Item 8 of this report for further discussion of treasury stock. During the quarter ended December 31, 2013, the following shares of common stock were withheld in satisfaction of tax withholding obligations arising from the vesting of restricted stock:

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

	Year Ended December 31,
	2013	2012 (Revised)	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data
Revenues(1)	$1,983,388	$1,934,642	$1,415,213	$931,736	$591,044
Expenses
Production	516,427	477,154	322,877	237,863	169,880
Production taxes	32,292	47,210	46,069	29,170	4,010
Cost of sales	57,118	68,227	65,654	22,368	28,380
Midstream and marketing	53,644	39,669	66,007	90,149	80,608
Construction contract(1)	23,349	—	—	—	—
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246	265,914	168,919
Depreciation and amortization—other	62,136	60,805	53,630	50,776	50,865
Accretion of asset retirement obligations	36,777	28,996	9,368	9,421	7,108
Impairment	26,280	316,004	2,825	—	1,707,150
General and administrative(2)	330,425	241,682	148,643	179,565	100,256
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)	50,872	(147,527)
Loss (gain) on sale of assets	399,086	3,089	(2,044)	2,424	26,419
Total expenses(1)	2,152,389	1,609,446	986,200	938,522	2,196,068
(Loss) income from operations	(169,001)	325,196	429,013	(6,786)	(1,605,024)
Other income (expense)
Interest expense	(270,234)	(303,349)	(237,332)	(247,442)	(185,316)
Bargain purchase gain	—	122,696	—	—	—
Loss on extinguishment of debt	(82,005)	(3,075)	(38,232)	—	—
Income from equity investments	—	—	—	—	1,020
Other income, net	12,445	4,741	3,122	2,558	7,272
Total other expense	(339,794)	(178,987)	(272,442)	(244,884)	(177,024)
(Loss) income before income taxes	(508,795)	146,209	156,571	(251,670)	(1,782,048)
Income tax expense (benefit)	5,684	(100,362)	(5,817)	(446,680)	(8,716)
Net (loss) income	(514,479)	246,571	162,388	195,010	(1,773,332)
Less: net income attributable to noncontrolling interest	39,410	105,000	54,323	4,445	2,258
Net (loss) income attributable to SandRidge Energy, Inc.	(553,889)	141,571	108,065	190,565	(1,775,590)
Preferred stock dividends	55,525	55,525	55,583	37,442	8,813
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(609,414)	$86,046	$52,482	$153,123	$(1,784,403)
(Loss) earnings per share
Basic	$(1.27)	$0.19	$0.13	$0.52	$(10.20)
Diluted	$(1.27)	$0.19	$0.13	$0.52	$(10.20)
Weighted average number of common shares outstanding
Basic	481,148	453,595	398,851	291,869	175,005
Diluted	481,148	456,015	406,645	315,349	175,005
____________________

(1)
Revenues and construction contract expense for the year ended December 31, 2012 have been revised from amounts previously presented. Each has been reduced by approximately $796.3 million to remove Century Plant construction revenue and expense previously recognized during the period and record such amounts directly to the Company’s full cost pool. For further discussion of this revision, see “Note 2 - Restatement and Revision of Previously Issued Financial Statements” to the consolidated financial statements included in Item 8 of this report.

(2)	Includes employee termination benefits.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$814,663	$309,766	$207,681	$5,863	$7,861
Property, plant and equipment, net	$6,307,675	$8,479,977	$5,389,424	$4,733,865	$2,433,643
Total assets	$7,684,795	$9,790,731	$6,219,609	$5,231,448	$2,780,317
Total debt	$3,194,907	$4,301,083	$2,814,176	$2,909,086	$2,578,938
Total equity	$3,175,627	$3,862,455	$2,548,950	$1,547,483	$(195,905)
Total liabilities and equity	$7,684,795	$9,790,731	$6,219,609	$5,231,448	$2,780,317

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

Revisions of Financial Information

As described further in “Note 2 - Restatement and Revision of Previously Issued Financial Statements” to the consolidated financial statements included in Item 8 of this report, the Company has revised its consolidated statement of operations for the year ended December 31, 2012 to remove construction contract revenue and expense previously recognized, each in the amount of $796.3 million, and to record such amounts directly to the Company’s full cost pool. The following discussion and analysis of the Company’s financial condition and results of operations incorporates the revised amounts. For this reason, the data set forth in this Item 7 may not be comparable to the discussion and data in the Company’s previously filed annual report on Form 10-K.

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

For further discussion of the sale, see “Note 22—Subsequent Events” to the consolidated financial statements included in Item 8 of this report.

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

	Year Ended December 31,
	2013	2012 (Revised)	2011
Results (in thousands)
Revenues (1)
Oil	$1,393,360	$1,456,590	$902,384
NGL	80,555	69,306	81,938
Natural gas	346,363	233,386	242,472
Other	14,202	15,939	10,771
Inter-segment revenue	(320)	(403)	(265)
Total revenues	1,834,160	1,774,818	1,237,300
Operating expenses(1)
Production	519,546	480,001	324,637
Production taxes	32,292	47,210	46,069
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	—	235,396	—
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Loss (gain) on sale of assets	398,543	3,499	(92)
Other operating expenses	169,638	134,962	63,030
Total operating expenses	1,771,651	1,256,674	716,183
Income from operations	$62,509	$518,144	$521,117

Production data
Oil (MBbls)	14,279	15,868	9,992
NGL (MBbls)	2,291	2,094	1,838
Natural gas (MMcf)	103,233	93,549	69,306
Total volumes (MBoe)	33,776	33,553	23,381
Average daily total volumes (MBoe/d)	92.5	91.7	64.1
Average prices—as reported(2)
Oil (per Bbl)	$97.58	$91.79	$90.31
NGL (per Bbl)	$35.16	$33.10	$44.58
Natural gas (per Mcf)	$3.36	$2.49	$3.50
Total (per Boe)	$53.89	$52.43	$52.47
Average prices—including impact of derivative contract settlements(3)
Oil (per Bbl)	$98.90	$97.53	$82.26
NGL (per Bbl)	$35.16	$33.10	$44.58
Natural gas (per Mcf)	$3.46	$2.46	$3.27
Total (per Boe)	$54.79	$55.04	$48.35
____________________

(1)
Revenues and expenses for the year ended December 31, 2012 have been revised from amounts previously presented. Each has been reduced by approximately $796.3 million to remove Century Plant construction revenue and expense previously recognized during the period and record such amounts directly to the Company’s full cost pool. For further discussion of this revision, see “Note 2 - Restatement and Revision of Previously Issued Financial Statements” to the consolidated financial statements included in Item 8 of this report.

(2)	Prices represent actual average prices for the periods presented and do not include the impact of derivative transactions.

(3)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

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

During the year ended December 31, 2012, the Company recorded a $235.4 million impairment to the carrying value of goodwill. Primarily as a result of a decrease in the Company’s probable reserves as of December 31, 2012, which are one of the significant components in the determination of the fair value of the applicable reporting unit, the carrying value of the reporting unit exceeded its fair value such that the entire carrying value of the Company’s goodwill was impaired. For additional information regarding the goodwill impairment, see “Note 9—Impairment” to the Company’s consolidated financial statements in Item 8 of this report.

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

Gas Treating Plants. The Company owns and operates two gas treating plants in west Texas, which remove CO2 from natural gas production and deliver residue gas to nearby pipelines. Throughout 2012, the Company diverted its high CO2 natural gas production from its gas treating plants to the Century Plant while it was being tested and commissioned. Upon substantial completion of the Century Plant in late 2012, natural gas volumes delivered by the Company for processing at the Century Plant became subject to the terms of the 30-year treating agreement with Occidental, which contains minimum CO2 delivery requirements. All natural gas produced in the WTO during 2013 was processed at the Century Plant. Due to the continued decline in natural gas production in the WTO resulting from the lack of drilling activity in the area, volumes currently produced in the WTO and delivered to the Century Plant for processing are not sufficient to use all of the available treating capacity at the Century Plant. Due to the sensitivity of drilling to market prices for natural gas, drilling activity in the WTO will likely remain very limited if natural gas prices remain low. As a result, the Company currently anticipates little to no use of its treating plants in future periods. See further discussion of the CO2 treating agreement in “Liquidity and Capital Resources - Contractual Obligations and Off-Balance Sheet Arrangements”.

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

During the second quarter of 2013, the Company substantially completed the construction of a series of electrical transmission expansion and upgrade projects for a third party and, as a result, recognized construction contract revenue and costs equal to $23.3 million. For more information about these projects, see “Note 12— Construction Contracts” to the Company’s consolidated financial statements in Item 8 of this report.

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

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the years ended December 31, 2013, 2012 and 2011 are presented in the table below.

	Year Ended December 31,
	2013	2012 (Revised)	2011
	(In thousands)
Revenues
Oil, natural gas and NGL	$1,820,278	$1,759,282	$1,226,794
Drilling and services	66,586	116,633	103,298
Midstream and marketing	58,304	40,486	66,690
Construction contract	23,349	—	—
Other	14,871	18,241	18,431
Total revenues(1)	$1,983,388	$1,934,642	$1,415,213
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

Expenses

The Company’s consolidated expenses for the years ended December 31, 2013, 2012 and 2011 are presented below.

	Year Ended December 31,
	2013	2012 (Revised)	2011
	(In thousands)
Expenses
Production	$516,427	$477,154	$322,877
Production taxes	32,292	47,210	46,069
Cost of sales	57,118	68,227	65,654
Midstream and marketing	53,644	39,669	66,007
Construction contract	23,349	—	—
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246
Depreciation and amortization—other	62,136	60,805	53,630
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	26,280	316,004	2,825
General and administrative	207,920	241,682	148,643
Employee termination benefits	122,505	—	—
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Loss (gain) on sale of assets	399,086	3,089	(2,044)
Total expenses(1)	$2,152,389	$1,609,446	$986,200
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

Impairment expense for the year ended December 31, 2013 primarily consists of an $11.1 million impairment of certain drilling assets and a $2.9 million impairment of a corporate asset based on plans to sell these assets in 2013 and 2014. Additionally, impairment expense for the year ended December 31, 2013 includes $12.2 million of impairment on certain midstream pipe inventory, natural gas compressors, gas treating plants and a CO2 compressor station after determining that their future use was limited. Impairment expense for the year ended December 31, 2012 consists primarily of a $235.4 million impairment of goodwill and a $79.3 million impairment of the Company’s gas treating plants and CO2 compression facilities recorded in connection with the completion of the Century Plant. In 2011, the Company recorded an impairment of $2.8 million on certain midstream compressor assets as their future use was determined to be limited. See “Note 9—Impairment” to the Company’s consolidated financial statements in Item 8 of this report for additional information regarding these impairments.

General and administrative expenses decreased $33.8 million, or 14.0% for the year ended December 31, 2013 from 2012, primarily due to decreases of $23.5 million and $12.0 million in legal settlement and acquisition costs, respectively. Additionally, there were decreases in promotional and advertising costs and compensation as a result of corporate cost cutting measures and a decrease in headcount during 2013. These decreases were partially offset by a $20.4 million increase in costs related to a stockholder consent solicitation. General and administrative expenses increased $93.0 million, or 62.6% for the year ended December 31, 2012 from 2011. This increase is due primarily to a $32.3 million increase in compensation costs as a result of an increase in the number of Company employees; a $20.0 million legal settlement, as discussed in “Note 16—Commitments and Contingencies” to the Company’s consolidated financial statements in Item 8 of this report; a $19.6 million increase in legal and consulting fees, including costs associated with stockholder litigation and activism activities; $13.2 million in acquisition costs associated with the oil and natural gas properties located in the Gulf of Mexico that were acquired during the second quarter of 2012; and a $7.1 million increase in advertising expense.

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

Total interest expense decreased $33.1 million for the year ended December 31, 2013 compared to 2012, primarily as a result of a reduction in interest expense associated with the senior notes repurchased and redeemed in 2012 and in the first quarter of 2013, which was partially offset by the incurrence of interest on the senior notes issued in 2012 for the full year of 2013. Interest expense increased $66.0 million for the year ended December 31, 2012 compared to 2011, primarily as a result of issuances of senior notes in 2012 and 2011, partially offset by a reduction in interest expense associated with senior notes repurchased and redeemed in 2012 and 2011. In addition, as a result of the Company electing to issue senior notes to fund the cash portion of the Dynamic Acquisition rather than utilize previously secured committed financing, fees associated with the committed financing of $10.9 million were fully expensed during the year ended December 31, 2012. See “Note 13—Long-Term Debt” to the Company’s consolidated financial statements in Item 8 of this report for additional discussion of the Company’s long-term debt transactions in 2013 and 2012.

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

At December 31, 2013, the Company had a working capital surplus of $308.0 million compared to a deficit of $27.6 million at December 31, 2012. Current assets and current liabilities at December 31, 2012 each included a $255.0 million escrow deposit received in conjunction with the agreement to sell the Permian Properties. This deposit had no impact on working capital at December 31, 2012. Excluding the change in current assets attributable to the escrow deposit, current assets increased $353.9 million at December 31, 2013, compared to current assets at December 31, 2012, primarily due to a $504.9 million increase in cash and cash equivalents. The increase in cash and cash equivalents largely resulted from the receipt of net proceeds from the sale of the Permian Properties in February 2013 after funding the March 2013 redemption of the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018. This increase was partially offset by a $96.3 million decrease in accounts receivable and amounts due from working interest partners as a result of a decrease in drilling activity in areas where third-party working interests in properties were higher due to the sale of the Permian Properties, and a decrease of $58.2 million in the Company’s asset position on its current derivative contracts due to an increase in oil prices compared to December 31, 2012. Excluding the escrow deposit, current liabilities increased $18.4 million at December 31, 2013, compared to current liabilities at December 31, 2012. The increase was primarily due to a $30.4 million increase in accounts payable and accrued expenses as a result of increased drilling activity in the Mid-Continent and costs associated with the Gulf Properties in 2012, and a $19.4 million increase in the net liability position of the Company’s current derivative contracts primarily as a result of an increase in oil prices compared to December 31, 2012. These increases were partially offset by a $31.4 million decrease in the Company’s current asset retirement obligations primarily due to Gulf of Mexico plugging and abandonment obligations settled during 2013.

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

Net cash provided by operating activities for the year ended December 31, 2013 increased compared to 2012 due in part to an increase in prices received for oil and natural gas production. Also contributing to the increase were changes in operating assets and liabilities during 2013, primarily related to the timing of cash receipts and disbursements. These changes included a decrease in accounts receivable which was partially offset by an increase in cash paid to settle the Company’s plugging and abandonment obligations, primarily on Gulf of Mexico properties acquired during the second quarter of 2012.

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

Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Year Ended December 31,
	2013	2012 (Revised)	2011 (Revised)
	(In thousands)
Capital expenditures
Exploration and production	$1,319,012	$2,001,490	$1,722,691
Drilling and oil field services	7,125	27,527	25,674
Midstream services	55,706	80,413	38,514
Other	42,040	114,552	54,615
Capital expenditures, excluding acquisitions	1,423,883	2,223,982	1,841,494
Acquisitions	17,028	840,740	34,628
Total	$1,440,911	$3,064,722	$1,876,122

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

For more information about the senior credit facility and Senior Fixed Rate Notes, see “Note 13—Long-Term Debt” to the Company’s consolidated financial statements in Item 8 of this report. For information on the future maturities of the Company’s long-term debt, see the table below under “Contractual Obligations and Off-Balance Sheet Arrangements.”

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

Treating Agreement Commitment. The Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the term of a treating agreement with Occidental, which ends in 2041. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met. Through December 31, 2013, the Company had delivered to Occidental 34.0 Bcf of CO2, which is 164.4 Bcf less than the cumulative minimum for the same period and had accrued associated annual shortfall penalties of approximately $41.1 million. Based on current projected natural gas production levels, the Company expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations. If such under delivered volumes are not made up with commensurate over deliveries in the future, the Company will be obligated to pay Occidental $0.70 per Mcf (approximately $115.1 million total) in 2041, which amount has not been accrued as the Company does not currently believe such payment is probable.

Under certain circumstances, the Company will have the right, beginning in 2020, to reduce future minimum annual CO2 volume requirements under the agreement by paying Occidental an amount equal to the present value of $0.70 multiplied by such reduced CO2 volume requirements as designated by the Company. As of December 31, 2013, if the Company were to cease deli vering natural gas for processing and made no future CO2 deliveries from such date until 2020, the estimated amount required to be paid in 2020 in order to adjust the future CO2 volume requirements to zero, including applicable annual delivery shortfall penalties, would be approximately $591.1 million. This amount will continue to decrease as future deliveries of CO2 are made. The Company also may terminate the treating agreement at any time, which would require a termination payment by the Company to Occidental of an amount equal to (a) the present value of $0.70 multiplied by the remaining CO2 volumes required to be delivered under the agreement, plus (b) Occidental’s current net book value of the Century Plant.

The Company has first priority on daily available processing capacity for properly nominated and delivered volumes; however, based on cumulative delivered volumes as of the balance sheet date, if the Company makes no further deliveries from that date until 2025, beginning in 2025 the Century Plant, even if fully utilized, would not have adequate capacity to allow the Company to deliver CO2 volumes attributable to previously incurred delivery shortfalls at that time.

Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset in the period ending December 31, 2008. This valuation allowance has been maintained since 2008. See “Note 19—Income Taxes” to the Company’s consolidated financial statements in Item 8 of this report for more discussion on the establishment of the valuation allowance against the Company’s net deferred tax asset.

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

The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of the Permian Properties on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. See “Note 4 - Acquisitions and Divestitures” to the Company’s consolidated financial statements in Item 8 of this report for discussion of the sale of the Permian Properties. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the quarter ended March 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended December 31, 2013. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.

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

See “Note 9—Impairment” to the Company’s consolidated financial statements in Item 8 of this report for a discussion of the Company’s impairments.

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

The Company accounted for its construction contract, discussed in “Note 12—Construction Contract” to the Company’s consolidated financial statements in Item 8 of this report, using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed and assets have been transferred. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Contract losses are recorded at the time it is determined that a loss will be incurred. Contract gains, if any, are recorded upon substantial completion of the construction project.
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

Variable Interest Entities. An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has determined it is the primary beneficiary, which requires significant judgment. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE and the significance of the variable interest, the Company performs a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements. In addition to the VIEs that the Company consolidates, the Company also holds a variable interest in another VIE that is not consolidated as it was determined that the Company is not the primary beneficiary. The Company monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See “Note 5—Variable Interest Entities” to the Company’s consolidated financial statements in Item 8 of this report for a discussion of the Company’s VIEs.

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

In estimating the fair values of assets acquired and liabilities assumed, the Company makes various assumptions. The most significant assumptions related to the estimated fair values assigned to proved and unproved oil and natural gas properties. To estimate the fair values of these properties, the Company prepares estimates of oil, natural gas and NGL reserves and applies a discount for reserve categories based on industry factors applicable to each acquisition. The prices utilized in the reserves estimates are based upon forward commodity strip prices. Future cash flows are discounted using an industry weighted average cost of capital rate. Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. See “Note 4—Acquisitions and Divestitures” to the Company’s consolidated financial statements in Item 8 of this report for a discussion of the Company’s acquisitions.

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

See “Note 14—Derivatives” to the Company’s consolidated financial statements in Item 8 of this report for additional information regarding the Company’s commodity derivatives.

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

A default by the Company under its senior credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of December 31, 2013, the majority of the Company’s open derivative contracts are with counterparties that share in the collateral supporting the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its derivative contracts. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and Mississippian Trust II have each given the counterparties to such contracts a lien on their royalty interests. See “Note 5—Variable Interest Entities” to the Company’s consolidated financial statements in Item 8 of this report for additional information on the Permian Trust’s and Mississippian Trust II’s derivative contracts.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding such required disclosure. At the time the Original Filing was filed on February 28, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Subsequent to that evaluation, and in the course of a routine review of the Company’s filings by the staff of the SEC, management determined that a deficiency in internal control over financial reporting existed related to the absence of a control over the accounting and valuation related to the appropriate interim period in which to record an amount, if any, for the annual CO2 delivery shortfall penalty under the Company’s 30-year treating agreement with Occidental. The Company further concluded that this deficiency represents a material weakness, as defined by Securities and Exchange Commission regulations in the Company’s internal control over financial reporting. More information regarding the nature of this deficiency is provided in Item 8. Management’s Report on Internal Control over Financial Reporting (As Restated). As a result of the determination of a material weakness in the Company’s internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

Remediation Plan

The Company is remediating this material weakness by revising, clarifying and implementing accounting policies and controls related to the shortfall penalty and, among other things, implementing controls for enhanced review of the Occidental penalty to determine if an accrual is appropriate during each interim period. These accounts are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address the material weakness or modify the remediation plan described and will continue to review and make necessary changes to the overall design of its internal controls.

Management’s Report on Internal Control over Financial Reporting (As Restated) and Report of Independent Registered Public Accounting Firm

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting firm” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

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
(3)Exhibits

Management’s Report on Internal Control over Financial Reporting (As Restated)

Management of SandRidge Energy, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992)(the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was not effective as of December 31, 2013 due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls because of the absence of a control over the accounting and valuation related to the appropriate interim period in which to record an amount, if any, for the annual CO2 delivery shortfall penalty under the Company’s 30-year treating agreement with Occidental. Specifically, based on the prior method of accounting for such annual shortfall penalty, management did not evaluate whether an accrual for some or all of such annual penalty was needed within each quarterly period prior to the fourth quarter. Management concluded that this deficiency constituted a material weakness as defined in the Securities and Exchange Commission regulations. This material weakness resulted in the misstatement of accounts payable and accrued expenses and production expense and in the restatement of the unaudited interim periods ended June 30, 2014 and March 31, 2014 and for each of the interim periods in the year ended December 31, 2013. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control over Financial Reporting included in the Company’s original Annual Report on Form 10-K for the year ended December 31, 2013, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. Management subsequently concluded that the material weakness described above existed as of December 31, 2013. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP an independent registered public accounting firm, as stated in its report which appears herein.

/s/ JAMES D. BENNETT	/s/ EDDIE M. LEBLANC
James D. Bennett President and Chief Executive Officer	Eddie M. LeBlanc Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SandRidge Energy, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of SandRidge Energy, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the absence of a control over the accounting and valuation related to the appropriate interim period in which to record an amount, if any, for the annual CO2 delivery shortfall penalty under the Company’s 30-year treating agreement with Occidental existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the absence of a control over the accounting and valuation related to the appropriate interim period in which to record an amount, if any, for the annual CO2 delivery shortfall penalty under the Company’s 30-year treating agreement with Occidental existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 28, 2014, except for the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is January 8, 2015

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013 (Revised)	2012 (Revised)
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$814,663	$309,766
Accounts receivable, net	349,218	445,506
Derivative contracts	12,779	71,022
Costs in excess of billings	—	11,229
Prepaid expenses	39,253	31,319
Restricted deposit	—	255,000
Other current assets	25,910	19,043
Total current assets	1,241,823	1,142,885
Oil and natural gas properties, using full cost method of accounting
Proved (includes development and project costs excluded from amortization of $45.6 million and $72.4 million at December 31, 2013 and 2012, respectively)	10,972,816	12,262,921
Unproved	531,606	865,863
Less: accumulated depreciation, depletion and impairment	(5,762,969)	(5,231,182)
	5,741,453	7,897,602
Other property, plant and equipment, net	566,222	582,375
Derivative contracts	14,126	23,617
Other assets	121,171	144,252
Total assets	$7,684,795	$9,790,731

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc., and Subsidiaries
Consolidated Balance Sheets—Continued

	December 31,
	2013 (Revised)	2012 (Revised)
	(In thousands, except per share data)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$812,488	$782,090
Derivative contracts	34,267	14,860
Asset retirement obligations	87,063	118,504
Deposit on pending sale	—	255,000
Total current liabilities	933,818	1,170,454
Long-term debt	3,194,907	4,301,083
Derivative contracts	20,564	59,787
Asset retirement obligations	337,054	379,906
Other long-term obligations	22,825	17,046
Total liabilities	4,509,168	5,928,276
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

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012 (Revised)	2011
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$1,820,278	$1,759,282	$1,226,794
Drilling and services	66,586	116,633	103,298
Midstream and marketing	58,304	40,486	66,690
Construction contract	23,349	—	—
Other	14,871	18,241	18,431
Total revenues	1,983,388	1,934,642	1,415,213
Expenses
Production	516,427	477,154	322,877
Production taxes	32,292	47,210	46,069
Cost of sales	57,118	68,227	65,654
Midstream and marketing	53,644	39,669	66,007
Construction contract	23,349	—	—
Depreciation and depletion—oil and natural gas	567,732	568,029	317,246
Depreciation and amortization—other	62,136	60,805	53,630
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	26,280	316,004	2,825
General and administrative	207,920	241,682	148,643
Employee termination benefits	122,505	—	—
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Loss (gain) on sale of assets	399,086	3,089	(2,044)
Total expenses	2,152,389	1,609,446	986,200
(Loss) income from operations	(169,001)	325,196	429,013
Other income (expense)
Interest expense	(270,234)	(303,349)	(237,332)
Bargain purchase gain	—	122,696	—
Loss on extinguishment of debt	(82,005)	(3,075)	(38,232)
Other income, net	12,445	4,741	3,122
Total other expense	(339,794)	(178,987)	(272,442)
(Loss) income before income taxes	(508,795)	146,209	156,571
Income tax expense (benefit)	5,684	(100,362)	(5,817)
Net (loss) income	(514,479)	246,571	162,388
Less: net income attributable to noncontrolling interest	39,410	105,000	54,323
Net (loss) income attributable to SandRidge Energy, Inc.	(553,889)	141,571	108,065
Preferred stock dividends	55,525	55,525	55,583
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(609,414)	$86,046	$52,482
(Loss) earnings per share
Basic	$(1.27)	$0.19	$0.13
Diluted	$(1.27)	$0.19	$0.13
Weighted average number of common shares outstanding
Basic	481,148	453,595	398,851
Diluted	481,148	456,015	406,645

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2010	7,650	$8	406,360	$398	$4,528,912	$(3,547)	$(2,989,576)	$11,288	$1,547,483
Issuance of units by royalty trusts	—	—	—	—	—	—	—	917,528	$917,528
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(60,200)	(60,200)
Issuance of convertible perpetual preferred stock, net	—	—	—	—	(231)	—	—	—	(231)
Purchase of treasury stock	—	—	—	—	—	(10,834)	—	—	(10,834)
Retirement of treasury stock	—	—	—	—	(10,834)	10,834	—	—	—
Stock purchase—retirement plans, net of distributions	—	—	(405)	—	3,179	(2,611)	—	—	568
Stock-based compensation	—	—	—	—	47,778	—	—	—	47,778
Stock-based compensation excess tax benefit	—	—	—	—	53	—	—	—	53
Issuance of restricted stock awards, net of cancellations	—	—	5,998	1	(1)	—	—	—	—
Net income	—	—	—	—	—	—	108,065	54,323	162,388
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(55,583)	—	(55,583)
Balance at December 31, 2011	7,650	8	411,953	399	4,568,856	(6,158)	(2,937,094)	922,939	2,548,950
Issuance of units by royalty trusts	—	—	—	—	—	—	—	587,086	587,086
Sale of royalty trust units	—	—	—	—	79,056	—	—	60,304	139,360
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(181,727)	(181,727)
Issuance of common stock in acquisition	—	—	73,962	74	542,064	—	—	—	542,138
Purchase of treasury stock	—	—	—	—	—	(11,312)	—	—	(11,312)
Retirement of treasury stock	—	—	—	—	(11,312)	11,312	—	—	—
Stock purchase—retirement plans, net of distributions	—	—	(345)	—	2,146	(2,444)	—	—	(298)
Stock-based compensation	—	—	—	—	47,228	—	—	—	47,228
Stock-based compensation excess tax benefit	—	—	—	—	(16)	—	—	—	(16)
Issuance of restricted stock awards, net of cancellations	—	—	4,789	3	(3)	—	—	—	—
Net income	—	—	—	—	—	—	141,571	105,000	246,571
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(55,525)	—	(55,525)
Balance at December 31, 2012	7,650	8	490,359	476	5,228,019	(8,602)	(2,851,048)	1,493,602	3,862,455
Sale of royalty trust units	—	—	—	—	7,289	—	—	21,696	28,985
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(206,470)	(206,470)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	1,579	1,579
Purchase of treasury stock	—	—	—	—	—	(30,126)	—	—	(30,126)
Retirement of treasury stock	—	—	—	—	(30,126)	30,126	—	—	—
Stock purchase—retirement plans, net of distributions	—	—	(99)	—	(267)	(168)	—	—	(435)
Stock-based compensation	—	—	—	—	88,397	—	—	—	88,397
Stock-based compensation excess tax benefit	—	—	—	—	(4)	—	—	—	(4)
Payment received on shareholder receivable	—	—	—	—	1,250	—	—	—	1,250
Issuance of restricted stock awards, net of cancellations	—	—	30	7	(7)	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(553,889)	39,410	(514,479)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(55,525)	—	(55,525)
Balance at December 31, 2013	7,650	$8	490,290	$483	$5,294,551	$(8,770)	$(3,460,462)	$1,349,817	$3,175,627

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013 (Revised)	2012 (Revised)	2011 (Revised)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(514,479)	$246,571	$162,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	629,868	628,834	370,876
Accretion of asset retirement obligations	36,777	28,996	9,368
Impairment	26,280	316,004	2,825
Debt issuance costs amortization	10,091	14,388	11,372
Amortization of discount, net of premium, on long-term debt	1,036	2,592	2,383
Bargain purchase gain	—	(122,696)	—
Loss on extinguishment of debt	82,005	3,075	38,232
Deferred income tax provision (benefit)	3,842	(100,288)	(6,986)
Loss (gain) on derivative contracts	47,123	(241,419)	(44,075)
Cash (paid) received on settlement of derivative contracts	(5,879)	125,932	(53,536)
Loss (gain) on sale of assets	399,086	3,089	(2,044)
Stock-based compensation	85,270	42,795	38,684
Other	3,929	1,387	5,834
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	90,048	(141,534)	(61,645)
Costs in excess of billings	11,229	(11,229)	—
Prepaid expenses	(7,934)	(5,952)	(4,359)
Other current assets	(3,269)	(1,586)	1,432
Other assets and liabilities, net	5,777	34,447	(35,773)
Accounts payable and accrued expenses	101,453	44,115	40,509
Asset retirement obligations	(133,623)	(84,361)	(16,531)
Net cash provided by operating activities	868,630	783,160	458,954
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(1,496,731)	(2,146,372)	(1,727,106)
Acquisitions of assets	(17,028)	(840,740)	(34,628)
Proceeds from sale of assets	2,584,115	431,167	859,405
Net cash provided by (used in) investing activities	1,070,356	(2,555,945)	(902,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	1,850,344	2,033,000
Repayments of borrowings	(1,115,500)	(366,029)	(2,130,293)
Premium on debt redemption	(61,997)	(844)	(30,338)
Debt issuance costs	(91)	(48,538)	(20,326)
Proceeds from issuance of royalty trust units	—	587,086	917,528
Proceeds from the sale of royalty trust units	28,985	139,360	—
Noncontrolling interest distributions	(206,470)	(181,727)	(60,200)
Noncontrolling interest contributions	1,579	—	—
Proceeds from issuance of convertible perpetual preferred stock, net	—	—	(231)
Stock-based compensation excess tax benefit	(4)	(16)	53
Purchase of treasury stock	(32,976)	(14,723)	(13,796)
Dividends paid—preferred	(55,525)	(55,525)	(56,742)
Cash received on shareholder receivable	1,250	—	—
Cash received (paid) on settlement of financing derivative contracts	6,660	(34,518)	6,538
Net cash (used in) provided by financing activities	(1,434,089)	1,874,870	645,193
NET INCREASE IN CASH AND CASH EQUIVALENTS	504,897	102,085	201,818
CASH AND CASH EQUIVALENTS, beginning of year	309,766	207,681	5,863
CASH AND CASH EQUIVALENTS, end of year	$814,663	$309,766	$207,681

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Business. SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent region of the United States. The Company owns and operates additional interests in west Texas and owned interests in the Gulf of Mexico and Gulf Coast until February 2014, as discussed in Note 22. The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including gas gathering and processing facilities, marketing operations, a saltwater disposal system, an electrical transmission system and a drilling rig and related oil field services business.
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
Variable Interest Entities. An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has determined it is the primary beneficiary, which requires significant judgment. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE and the significance of the variable interest, the Company performs a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements. In addition to the VIEs that the Company consolidates, the Company also holds a variable interest in another VIE that is not consolidated as it was determined that the Company is not the primary beneficiary. The Company monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 5 for discussion of the Company’s significant associated VIEs.
Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications have no effect on the Company’s previously reported results of operations. See Note 2 for a discussion of revisions to the consolidated financial statements and changes to the unaudited quarterly results presented in Note 26.
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
Accounts Receivable, Net. The Company has receivables for sales of oil, natural gas and NGLs, as well as receivables related to the exploration, production and treating services for oil and natural gas. An allowance for doubtful accounts has been established based on management’s review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables and other subjective factors. Accounts receivable are charged against the allowance, upon approval by management, when they are deemed uncollectible. Refer to Note 7 for further information on the Company’s accounts receivable and allowance for doubtful accounts.

Fair Value of Financial Instruments. Certain of the Company’s financial assets and liabilities are measured at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s financial instruments, not otherwise recorded at fair value, consist primarily of cash, trade receivables, trade payables and long-term debt. The carrying value of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of these instruments. See Note 6 for further discussion of the Company’s fair value measurements.
Fair Value of Non-financial Assets and Liabilities. The Company also applies fair value accounting guidance to initially, or as events dictate, measure non-financial assets and liabilities such as those obtained through business acquisitions, property, plant and equipment and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. Under the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and natural gas production or other applicable sales estimates, operational costs and a risk-adjusted discount rate. The Company may use the present value of estimated future cash inflows and/or outflows or third-party offers to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy discussed in Note 6.
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
Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. Assets are considered to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset or asset group including disposal value, if any, is less than the carrying amount of the asset or asset group. If an asset or asset group is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. See Note 9 for further discussion of impairments.
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
Restricted deposits may also include escrow deposits received on pending sales of oil and natural gas properties. Amounts are considered restricted until the transaction closes. In December 2012, the Company entered into an agreement to sell all of its oil and natural gas properties in the Permian Basin in west Texas, excluding the assets attributable to SandRidge Permian Trust’s (the “Permian Trust”) area of mutual interest (the “Permian Properties”), and received a $255.0 million deposit. At December 31, 2012, this deposit was included in current assets and current liabilities in the accompanying consolidated balance sheets as the sale did not close until February 2013. See Note 4 for further discussion of the sale of the Permian Properties.
Goodwill. In conjunction with its acquisition of Arena Resources, Inc. (“Arena”) in 2010, the Company recorded goodwill equal to the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill was assigned to the Company’s exploration and production segment and was not deductible for income tax purposes.

Entry by the Company in December 2012 into an agreement to sell the Permian Properties was determined to be a triggering event. As such, an impairment test was performed as of December 31, 2012, resulting in the full impairment of goodwill. See Note 9 for further discussion of the goodwill impairment test performed.
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
The Company accounted for its construction contract, discussed in Note 12, using the completed-contract method, under which contract revenues and costs are recognized when work under the contract is completed or substantially completed and assets have been transferred. In the interim, costs incurred on and billings related to contracts in process are accumulated on the balance sheet. Contract losses are recorded at the time it is determined that a loss will be incurred. Contract gains, if any, are recorded upon substantial completion of the construction project.
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
Earnings per Share. Basic earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculation consist of unvested restricted stock awards, using the treasury method, and convertible preferred stock. When a loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. See Note 20 for the Company’s earnings per share calculation.
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
Recently Adopted Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) in January 2013. These updates require disclosures about the nature of an entity’s rights of offset and related arrangements associated with its recognized derivative contracts. The new disclosure requirements, which are effective for interim and annual periods beginning on or after January 1, 2013, were implemented by the Company on January 1, 2013. The implementation of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s financial position or results of operations. See Note 14 for the Company’s derivative disclosures.
2. Restatement and Revision of Previously Issued Financial Statements
Restatement
Quarterly Financial Results (Unaudited). The Company’s operating results for each quarter of 2013 presented in Note 26 have been restated to reflect accrual of its annual CO2 delivery shortfall penalties under its 30-year treating agreement with Occidental on a quarterly basis. Previously, this annual penalty was recorded in its entirety in the fourth quarter of each year. In addition to the restatement, the Company’s operating results for the fourth quarter of 2012 also have been revised to remove construction contract revenue and expense, each in the amount of $796.3 million, as discussed below.
Revisions
The Company has revised certain of the accompanying financial information, as described further below, in order to properly account for activity associated with construction of the Century Plant in Pecos County, Texas (the “Century Plant”) under the full cost method of accounting. The Company has determined that these revisions are not material to the originally issued financial statements; however, in conjunction with the Company’s need to restate its financial statements as a result of the error noted above, the Company has determined that it would be appropriate to make such adjustments. See Note 8 and Note 16 for further discussion of the Century Plant construction and an associated treating agreement.
Consolidated Balance Sheet. The Company has determined that unreimbursed costs incurred by the Company on behalf of Occidental during construction of the Century Plant that were previously presented as costs in excess of billings and contract loss should have been presented under the full cost method of accounting as an account receivable and, similarly, funds received from Occidental in excess of costs incurred by the Company on behalf of Occidental as of period end should have been presented under the full cost method of accounting as a current liability. Accordingly, the Company has revised the consolidated balance sheets as of December 31, 2013 and 2012 to reflect this presentation. This revision did not have any impact to total current assets or total current liabilities for either period.
The following tables present the impact of these corrections on the Company’s previously reported consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	As Reported	As Revised
Current assets
Costs in excess of billings and contract loss	$4,079	$—
Other current assets	$21,831	$25,910

	December 31, 2012
	As Reported	As Revised
Current liabilities
Accounts payable and accrued expenses	$766,544	$782,090
Billings and contract loss in excess of costs incurred	$15,546	$—

Consolidated Statement of Operations. The consolidated statement of operations for the year ended December 31, 2012 has been revised to remove construction contract revenue and expense previously recognized, each in the amount of $796.3 million,

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

and to record such amounts directly to the Company’s full cost pool. Because contract revenue and expense previously recognized were for equal and offsetting amounts, this revision has no impact to income from operations or net income for the year ended December 31, 2012.
The following table presents the impact of these corrections on the Company’s previously reported consolidated statement of income for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	As Reported	As Revised
Revenues
Construction contract	$796,323	N/A
Expenses
Construction contract	$796,323	N/A

Consolidated Statements of Cash Flows. The following table presents the impact of the corrections on the Company’s previously reported consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Changes in operating assets and liabilities increasing (decreasing) cash
Costs in excess of billings	$(8,396)	$11,229	$(89,003)	$(11,229)	$(11,013)	$—
Other current assets	$810	$(3,269)	$(1,586)	$(1,586)	$1,432	$1,432
Accounts payable and accrued liabilities	$116,999	$101,453	$121,889	$44,115	$51,522	$40,509

In addition to the revision of the Company’s consolidated financial statements, certain information within the following notes to the consolidated financial statements has been revised and/or restated to reflect the corrections discussed above or to add disclosure language, as appropriate.

•	Note 3. Supplemental Cash Flow Information

•	Note 4. Acquisitions and Divestitures

•	Note 8. Property, Plant and Equipment

•	Note 16. Commitments and Contingencies

•	Note 23. Business Segment Information

•	Note 24. Condensed Consolidating Financial Information

•	Note 26. Quarterly Financial Results (Unaudited)(Restated)

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

3. Supplemental Cash Flow Information
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Years Ended December 31,
	2013	2012 (Revised)	2011 (Revised)
	(In thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(274,850)	$(257,152)	$(224,127)
Cash paid for income taxes	(4,610)	(1,324)	(2,083)

Supplemental Disclosure of Noncash Investing and Financing Activities
Deposit on pending sale	$(255,000)	$255,000	$—
Change in accrued capital expenditures	72,848	(77,610)	(114,388)
Asset retirement costs capitalized	5,078	7,479	5,716
Common stock issued in connection with acquisition	—	542,138	—
4. Acquisitions and Divestitures
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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

Market assumptions of future commodity prices, projections of estimated quantities of oil, natural gas and NGL reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates were used by the Company to estimate the fair market value of the oil and natural

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

gas properties acquired. Based on the unobservable nature of certain of these assumptions, the valuation is considered Level 3 under the fair value hierarchy, as described in Note 6.

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

	Year Ended December 31,
	2012(1) (Revised)	2011(2)
	(In thousands, except per share data)
	(Unaudited)
Revenues	$2,112,576	$1,932,945
Net income	$39,563	$509,644
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(120,962)	$399,278
(Loss) earnings per common share
Basic	$(0.25)	$0.84
Diluted	$(0.25)	$0.80
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

This acquisition qualified as a business combination for accounting purposes and, as such, the Company estimated the fair value of the acquired properties as of June 20, 2012, which was the date on which the Company obtained control of the properties. The fair value was estimated using a discounted cash flow model based upon market assumptions of future commodity prices, projections of estimated quantities of oil, natural gas and NGL reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates. Based on the unobservable nature of certain of these assumptions, the valuation is considered Level 3 under the fair value hierarchy, as described in Note 6.

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

	Year Ended December 31,
	2012 (Revised)	2011
	(In thousands, except per share data)
	(Unaudited)
Revenues	$1,963,058	$1,502,325
Net income	$247,035	$191,073
Income available to SandRidge Energy, Inc. common stockholders	$86,510	$81,167
Earnings per common share
Basic	$0.19	$0.20
Diluted	$0.19	$0.20

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

2013 Divestiture

Sale of Permian Properties. On February 26, 2013, the Company sold the Permian Properties for $2.6 billion, including certain post-closing adjustments that were finalized in the third quarter of 2013. This transaction resulted in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded a $398.9 million loss on the sale. The loss, including the impact of the final post-closing adjustments, is included in loss (gain) on sale of assets in the accompanying consolidated statement of operations for the year ended December 31, 2013. The loss was calculated based on a comparison of proceeds received and the asset retirement obligations attributable to the Permian Properties that were assumed by the buyer to the sum of (i) an allocation of the historical net book value of the Company’s proved oil and natural gas properties attributable to the Permian Properties, (ii) the historical cost of unproved acreage sold and (iii) costs incurred by the Company to sell these properties. The allocated net book value attributable to the Permian Properties was calculated based on the relative fair value of the Permian Properties and the remaining proved oil and natural gas properties retained by the Company as of the date of sale. A portion of the loss totaling $71.7 million was allocated to noncontrolling interests and is reflected in net income attributable to noncontrolling interest in the accompanying consolidated statement of operations for the year ended December 31, 2013.

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

5. Variable Interest Entities

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

See Note 22 for discussion of the Royalty Trusts’ distributions announced in January 2014.

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

See Note 16 for discussion of the Company’s legal proceedings to which the Mississippian Trust I and Mississippian Trust II are also parties and Note 22 for discussion of the sale of Permian Trust common units in January 2014.

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

6. Fair Value Measurements

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

See Note 13 for discussion of the Company’s long-term debt, including the purchase, redemption and issuance of senior notes in 2012 and 2013.

Fair Value of Non-Financial Assets and Liabilities

See Note 4 for information regarding the Company’s valuation of its acquisitions and Note 9 for discussion of the Company’s impairment valuation.

7. Accounts Receivable

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

8. Property, Plant and Equipment

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

Cumulative full cost ceiling limitation impairment charges of $3.5 billion at both December 31, 2013 and 2012 were included in accumulated depreciation, depletion and impairment for oil and natural gas properties in the accompanying consolidated balance sheets. There was no full cost ceiling impairment during any of the years ended December 31, 2013, 2012 or 2011. See Note 9 for discussion of impairment of other property, plant and equipment.

The average rates used for depreciation and depletion of oil and natural gas properties were $16.81 per Boe in 2013, $16.93 per Boe in 2012 and $13.57 per Boe in 2011.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Century Plant Construction Costs

Included in proved oil and natural gas properties at December 31, 2013 and 2012 is approximately $180.0 million of costs in excess of contracted and reimbursed amounts incurred by the Company during construction of the Century Plant pursuant to an agreement with Occidental Petroleum Corporation (“Occidental”). Due to the high-CO2 content of the Company’s reserves in the Piñon Field and the absence of adequate processing capacity in the Piñon Field area, construction of a large-scale processing facility, such as the Century Plant, was necessary for the development of the Company’s natural gas reserves in that area. The Company entered into the construction agreement and a related treating agreement with Occidental solely to facilitate the development of its reserves in the Piñon Field and greater West Texas Overthrust area and, accordingly, has recorded these unreimbursed costs as development costs within its full cost pool. See Note 16 for discussion of the related treating agreement.

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

9. Impairment

Property, Plant and Equipment

As deemed necessary based on events in 2012 and 2013, the Company analyzed various property, plant and equipment for impairment. Estimated fair values of these assets were calculated using a discounted cash flow method or recent offers from third-party purchasers.

Gas Treating Plants and Other Midstream Assets. In the fourth quarter of 2012, the Company substantially completed construction of the Century Plant, a CO2 treatment plant in Pecos County, Texas, and associated compression and pipeline facilities pursuant to the agreement with Occidental. In conjunction with the substantial completion and resulting diversion of the Company’s high CO2 natural gas production from its legacy gas treating plants to the Century Plant, the Company evaluated its legacy gas treating plants and CO2 compression facilities for impairment. Due to prevailing low natural gas prices, the Company’s natural gas production was not projected to reach the available treating capacity at the Century Plant. As such, the Company determined the use of its legacy gas treating plants and CO2 compression facilities in west Texas was limited, and accordingly, recorded a $79.3 million impairment of its gas treating plants and CO2 compression facilities at December 31, 2012.

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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
____________________

(1)
In 2013, the unamortized debt issuance costs associated with the 9.875% Senior Notes due 2016 and 8.0% Senior Notes due 2018 were written off at the time the Company redeemed these notes. See Note 13 for discussion of the senior note redemptions.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012 (Revised)
Accounts payable and other accrued expenses	$341,008	$476,613
Accrued interest	80,740	92,125
Production payable	127,647	97,245
Drilling advances	184,203	68,742
Payroll and benefits	59,785	29,811
Convertible perpetual preferred stock dividends	16,572	16,572
Related party	2,533	982
Total accounts payable and accrued expenses	$812,488	$782,090

12. Construction Contract

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

All contracts underlying the derivatives agreements with the Royalty Trusts, including those novated to the Permian Trust and Mississippian Trust II, have been included in the Company’s consolidated derivative disclosures. See Note 5 for the Royalty Trusts’ open derivative contracts.

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

Refer to Note 6 for additional discussion of the fair value measurement of the Company’s derivative contracts.

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

15. Asset Retirement Obligations

The following table presents the balance and activity of the asset retirement obligations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

Treating Agreement. In conjunction with the Century Plant construction agreement, the Company entered into a 30-year treating agreement with Occidental for the removal of CO2 from natural gas volumes delivered by the Company. Under the agreement, the Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the agreement period. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met. Through December 31, 2013, the Company had delivered to Occidental 34.0 Bcf of CO2, which is 164.4 Bcf less than the cumulative minimum annual CO2 volume requirements for the same period and had accrued associated annual shortfall penalties of approximately $41.1 million. Based on current projected natural gas production levels, the Company expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations. If such under delivered volumes are not made up with commensurate over deliveries in the future, the Company will be obligated to pay Occidental $0.70 per Mcf (approximately $115.1 million total) in 2041, which amount has not been accrued as the Company does not currently believe such payment is probable.

Under certain circumstances, the Company will have the right, beginning in 2020, to reduce future minimum annual CO2 volume requirements under the agreement by paying Occidental an amount equal to the present value of $0.70 multiplied by such reduced CO2 volume requirements as designated by the Company. As of December 31, 2013, if the Company were to cease delivering natural gas for processing and made no future CO2 deliveries from such date until 2020, the estimated amount required to be paid in 2020 in order to adjust the future CO2 volume requirements to zero, including applicable annual delivery shortfall penalties, would be approximately $591.1 million. This amount will continue to decrease as future deliveries of CO2 a

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

re made. The Company also may terminate the treating agreement at any time, which would require a termination payment by the Company to Occidental of an amount equal to (a) the present value of $0.70 multiplied by the remaining CO2 volumes required to be delivered under the agreement, plus (b) Occidental’s current net book value of the Century Plant.

The Company has first priority on daily available processing capacity for properly nominated and delivered volumes; however, based on cumulative delivered volumes as of the balance sheet date, if the Company makes no further deliveries from that date until 2025, beginning in 2025 the Century Plant, even if fully utilized, would not have adequate capacity to allow the Company to deliver CO2 volumes attributable to previously incurred delivery shortfalls at that time.

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

On April 17, 2012, the Company issued approximately 74.0 million shares of SandRidge common stock to satisfy the stock portion of the consideration paid in the Dynamic Acquisition. See Note 4 for further discussion of the Dynamic Acquisition.

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

See Note 18 for discussion of the Company’s performance units.

18. Incentive, Retirement and Deferred Compensation Plans

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

Expected price volatility range	27.0%	44.8%
Risk-free interest rate		0.4%
Fair value per unit (at grant date)		$69.38
Fair value per unit (at December 31, 2013)		$97.06
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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax liabilities
Investments(1)	$301,447	$334,331
Property, plant and equipment	180,140	198,424
Derivative contracts	—	24,819
Total deferred tax liabilities	481,587	557,574
Deferred tax assets
Derivative contracts	3,692	—
Allowance for doubtful accounts	20,358	17,713
Net operating loss carryforwards	973,675	859,328
Litigation settlement	355	7,200
Compensation and benefits	24,895	13,935
Alternative minimum tax credits and other carryforwards	46,624	42,242
Asset retirement obligations	147,626	172,229
Under-delivery obligation	15,012	—
Other	2,801	2,193
Total deferred tax assets	1,235,038	1,114,840
Valuation allowance	(753,451)	(557,266)
Net deferred tax liability	$—	$—
____________________

(1)	Includes the Company’s deferred tax liability resulting from its investment in the Royalty Trusts. See Note 5 for further discussion of the Royalty Trusts.

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

As discussed in Note 17, the Company’s Board adopted a stockholder rights plan in November 2012 under which holders of common stock were issued Rights. As the contingency for exercising these Rights had not been met as of December 31, 2012, the Company did not include the conversion of any Rights in its computation of diluted earnings per share for the year ended December 31, 2012. The Rights expired and the stockholder rights plan was terminated in 2013.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

21. Related Party Transactions

The Company enters into transactions in the ordinary course of business with certain related parties. These transactions primarily consist of sales of oil and natural gas. See Note 7 and Note 11 for accounts receivable and accounts payable, respectively, attributable to related party transactions. During the years ended December 31, 2013, 2012 and 2011, sales to and reimbursements from related parties were $1.6 million, $12.8 million and $21.5 million, respectively. These amounts primarily relate to sales of natural gas from the Permian Properties, which were sold in February 2013, to the Company’s partner in GRLP.

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

2014 Divestiture. See Note 22 for discussion of sale of the Company’s Gulf Properties to Fieldwood Energy LLC, a portfolio company of Riverstone Holdings LLC, affiliates of which own a significant number of shares of the Company’s common stock.

22. Subsequent Events

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)	Drilling and Oil Field Services(2)	Midstream Services(3)	All Other(4)	Consolidated Total
Year Ended December 31, 2013
Revenues	$1,834,480	$187,456	$179,989	$3,127	$2,205,052
Inter-segment revenue	(320)	(120,815)	(100,529)	—	(221,664)
Total revenues	$1,834,160	$66,641	$79,460	$3,127	$1,983,388
Income (loss) from operations	$62,509	$(40,155)	$(21,567)	$(169,788)	$(169,001)
Interest income (expense), net	1,168	—	(209)	(271,193)	(270,234)
Loss on extinguishment of debt	—	—	—	(82,005)	(82,005)
Other income (expense), net	5,487	—	(3,222)	10,180	12,445
Income (loss) before income taxes	$69,164	$(40,155)	$(24,998)	$(512,806)	$(508,795)
Capital expenditures(5)	$1,319,012	$7,125	$55,706	$42,040	$1,423,883
Depreciation, depletion, amortization and accretion	$605,242	$33,291	$7,972	$20,140	$666,645
At December 31, 2013
Total assets	$6,157,225	$158,737	$188,165	$1,180,668	$7,684,795
Year Ended December 31, 2012 (Revised)
Revenues(6)	$1,775,221	$379,345	$116,659	$4,356	$2,275,581
Inter-segment revenue	(403)	(262,712)	(77,824)	—	(340,939)
Total revenues(6)	$1,774,818	$116,633	$38,835	$4,356	$1,934,642
Income (loss) from operations(6)	$518,144	$11,911	$(73,027)	$(131,832)	$325,196
Interest income (expense), net	1,286	—	(559)	(304,076)	(303,349)
Bargain purchase gain	122,696	—	—	—	122,696
Loss on extinguishment of debt	—	—	—	(3,075)	(3,075)
Other income, net	1,868	—	—	2,873	4,741
Income (loss) before income taxes	$643,994	$11,911	$(73,586)	$(436,110)	$146,209
Capital expenditures(5)	$2,001,490	$27,527	$80,413	$114,552	$2,223,982
Depreciation, depletion, amortization and accretion	$598,101	$34,677	$7,188	$17,864	$657,830
At December 31, 2012
Total assets	$8,681,056	$199,523	$151,492	$758,660	$9,790,731
Year Ended December 31, 2011
Revenues	$1,237,565	$390,485	$183,912	$10,535	$1,822,497
Inter-segment revenue	(265)	(287,187)	(118,731)	(1,101)	(407,284)
Total revenues	$1,237,300	$103,298	$65,181	$9,434	$1,415,213
Income (loss) from operations	$521,117	$10,341	$(12,975)	$(89,470)	$429,013
Interest income (expense), net	509	(95)	(611)	(237,135)	(237,332)
Loss on extinguishment of debt	—	—	—	(38,232)	(38,232)
Other income (expense), net	3,601	—	(485)	6	3,122
Income (loss) before income taxes	$525,227	$10,246	$(14,071)	$(364,831)	$156,571
Capital expenditures(5)	$1,722,691	$25,674	$38,514	$54,615	$1,841,494
Depreciation, depletion, amortization and accretion	$328,753	$32,582	$4,650	$14,259	$380,244
____________________

(1)	Income from operations includes impairment of the Company’s goodwill of $235.4 million for the year ended December 31, 2012.

(2)	For the year ended December 31, 2013, loss from operations includes impairment of $11.1 million on certain drilling assets.

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

(5)
On an accrual basis and exclusive of acquisitions. Amounts for years ended December 31, 2012 and 2011 have been revised by $50.0 million and $25.0 million, respectively, from amounts previously presented to account for Century Plant construction activity under the full cost method of accounting.

(6)	Exploration and Production and consolidated total revenues and total revenues and expenses have been reduced by $796.3 million from amounts previously presented. See Note 2.

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
____________________

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

(1)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $828.8 million, as liabilities and to present $55.6 million Parent gain on sale of subsidiary with full cost pool assets in 2012 as a reduction to Guarantor full cost pool (property, plant and equipment, net) and a reduction to Parent equity. Gain on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

(2)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $152.3 million, as liabilities. Property, plant and equipment, net has been revised to present $55.6 million Parent gain on sale of subsidiary with full cost pool assets in 2012 as a reduction to the Guarantor full cost pool (property, plant and equipment, net) and a reduction to Guarantor equity. Gain on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2012 (Revised)
	Parent(1)	Guarantors(2)(3)	Non-Guarantors	Eliminations(1)(2)	Consolidated(3)
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$300,228	$922	$8,616	$—	$309,766
Accounts receivable, net	—	411,197	34,309	—	445,506
Intercompany accounts receivable	2,162,471	397,238	683,406	(3,243,115)	—
Derivative contracts	—	60,736	28,484	(18,198)	71,022
Prepaid expenses	—	31,135	184	—	31,319
Restricted deposit	—	255,000	—	—	255,000
Other current assets	1,375	24,188	4,709	—	30,272
Total current assets	2,464,074	1,180,416	759,708	(3,261,313)	1,142,885
Property, plant and equipment, net	—	7,181,100	1,298,877	—	8,479,977
Investment in subsidiaries	6,029,671	61,042	—	(6,090,713)	—
Derivative contracts	—	15,957	33,114	(25,454)	23,617
Other assets	83,642	66,512	—	(5,902)	144,252
Total assets	$8,577,387	$8,505,027	$2,091,699	$(9,383,382)	$9,790,731
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$261,215	$508,412	$12,463	$—	$782,090
Intercompany accounts payable	975,578	1,595,864	671,673	(3,243,115)	—
Derivative contracts	2,394	30,664	—	(18,198)	14,860
Asset retirement obligations	—	118,504	—	—	118,504
Deposit on pending sale	—	255,000	—	—	255,000
Total current liabilities	1,239,187	2,508,444	684,136	(3,261,313)	1,170,454
Investment in subsidiaries	661,033	147,277	—	(808,310)	—
Long-term debt	4,306,985	—	—	(5,902)	4,301,083
Derivative contracts	—	85,241	—	(25,454)	59,787
Asset retirement obligations	—	379,710	196	—	379,906
Other long-term obligations	1,329	15,717	—	—	17,046
Total liabilities	6,208,534	3,136,389	684,332	(4,100,979)	5,928,276
Equity
SandRidge Energy, Inc. stockholders’ equity	2,368,853	5,368,638	1,407,367	(6,776,005)	2,368,853
Noncontrolling interest	—	—	—	1,493,602	1,493,602
Total equity	2,368,853	5,368,638	1,407,367	(5,282,403)	3,862,455
Total liabilities and equity	$8,577,387	$8,505,027	$2,091,699	$(9,383,382)	$9,790,731
____________________

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

(1)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $661.0 million, as liabilities and to present $55.6 million Parent gain on sale of subsidiary with full cost pool assets in 2012 as a reduction to Guarantor full cost pool (property, plant and equipment, net) and a reduction to Parent equity. Gain on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

(2)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $147.3 million, as liabilities. Property, plant and equipment, net has been revised to present $55.6 million Parent gain on sale of subsidiary with full cost pool assets in 2012 as a reduction to the Guarantor full cost pool (property, plant and equipment, net) and a reduction to Guarantor equity. Gain on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

(3)	Guarantor and consolidated accounts payable and accrued expenses include $15.5 million previously classified as other current liabilities. See Note 2.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2013
Total revenues	$—	$1,675,481	$308,300	$(393)	$1,983,388
Expenses
Direct operating expenses	—	654,080	29,143	(393)	682,830
General and administrative	329	323,808	6,288	—	330,425
Depreciation, depletion, amortization and accretion	—	581,435	85,210	—	666,645
Impairment	—	15,038	11,242	—	26,280
Loss on derivative contracts	—	24,702	22,421	—	47,123
Loss on sale of assets	—	291,743	107,343	—	399,086
Total expenses	329	1,890,806	261,647	(393)	2,152,389
(Loss) income from operations	(329)	(215,325)	46,653	—	(169,001)
Equity earnings from subsidiaries	(195,118)	3,075	—	192,043	—
Interest (expense) income, net	(271,193)	959	—	—	(270,234)
Loss on extinguishment of debt	(82,005)	—	—	—	(82,005)
Other income (expense), net	—	16,173	(3,728)	—	12,445
(Loss) income before income taxes	(548,645)	(195,118)	42,925	192,043	(508,795)
Income tax expense	5,244	—	440	—	5,684
Net (loss) income	(553,889)	(195,118)	42,485	192,043	(514,479)
Less: net income attributable to noncontrolling interest	—	—	—	39,410	39,410
Net (loss) income attributable to SandRidge Energy, Inc.	$(553,889)	$(195,118)	$42,485	$152,633	$(553,889)

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent(2)	Guarantors(1)(3)	Non-Guarantors	Eliminations(2)(3)	Consolidated(1)
	(In thousands)
Year Ended December 31, 2012 (Revised)
Total revenues	$—	$1,638,741	$404,418	$(108,517)	$1,934,642
Expenses
Direct operating expenses	—	596,028	146,416	(107,095)	635,349
General and administrative	367	235,102	7,635	(1,422)	241,682
Depreciation, depletion, amortization and accretion	—	570,786	87,044	—	657,830
Impairment	—	236,671	79,333	—	316,004
Gain on derivative contracts	—	(198,732)	(42,687)	—	(241,419)
Total expenses	367	1,439,855	277,741	(108,517)	1,609,446
(Loss) income from operations	(367)	198,886	126,677	—	325,196
Equity earnings from subsidiaries	347,715	20,667	—	(368,382)	—
Interest (expense) income	(303,510)	725	(564)	—	(303,349)
Bargain purchase gain	—	122,696	—	—	122,696
Loss on extinguishment of debt	(3,075)	—	—	—	(3,075)
Other income, net	—	4,741	—	—	4,741
Income before income taxes	40,763	347,715	126,113	(368,382)	146,209
Income tax (benefit) expense	(100,808)	—	446	—	(100,362)
Net income	141,571	347,715	125,667	(368,382)	246,571
Less: net income attributable to noncontrolling interest	—	—	—	105,000	105,000
Net income attributable to SandRidge Energy, Inc.	$141,571	$347,715	$125,667	$(473,382)	$141,571

____________________

(1)	Guarantor and consolidated total revenues, direct operating expenses and total expenses have been reduced by $796.3 million from amounts previously presented. See Note 2.

(2)
Parent and elimination results have been revised to remove amounts previously recorded as Parent gain on sale of subsidiary totaling $55.6 million. The impact of these revisions was not material to any previously issued financial statements.

(3)
Guarantor and elimination other income, net has been revised to remove $79.1 million of Trust unit sales previously recorded as subsidiary earnings on the Parent income statement. The impact of these revisions was not material to any previously issued financial statements.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2011
Total revenues	$—	$1,285,854	$268,427	$(139,068)	$1,415,213
Expenses
Direct operating expenses	—	477,917	158,697	(138,051)	498,563
General and administrative	416	144,574	4,670	(1,017)	148,643
Depreciation, depletion, amortization, accretion and impairment	—	351,708	31,361	—	383,069
Gain on derivative contracts	—	(33,749)	(10,326)	—	(44,075)
Total expenses	416	940,450	184,402	(139,068)	986,200
(Loss) income from operations	(416)	345,404	84,025	—	429,013
Equity earnings from subsidiaries	376,838	28,751	—	(405,589)	—
Interest expense	(236,109)	(197)	(1,026)	—	(237,332)
Loss on extinguishment of debt	(38,232)	—	—	—	(38,232)
Other income, net	—	2,880	242	—	3,122
Income before income taxes	102,081	376,838	83,241	(405,589)	156,571
Income tax (benefit) expense	(5,984)	—	167	—	(5,817)
Net income	108,065	376,838	83,074	(405,589)	162,388
Less: net income attributable to noncontrolling interest	—	—	—	54,323	54,323
Net income attributable to SandRidge Energy, Inc.	$108,065	$376,838	$83,074	$(459,912)	$108,065

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2013
Net cash (used in) provided by operating activities	$(239,026)	$852,026	$254,723	$907	$868,630
Cash flows from investing activities
Capital expenditures for property, plant and equipment	—	(1,496,731)	—	—	(1,496,731)
Proceeds from sale of assets	—	2,566,742	17,373	—	2,584,115
Other	—	89,606	3,197	(109,831)	(17,028)
Net cash provided by (used in) investing activities	—	1,159,617	20,570	(109,831)	1,070,356
Cash flows from financing activities
Repayments of borrowings	(1,115,500)	—	—	—	(1,115,500)
Premium on debt redemption	(61,997)	—	—	—	(61,997)
Distributions to owners	—	—	(299,675)	93,205	(206,470)
Dividends paid—preferred	(55,525)	—	—	—	(55,525)
Intercompany borrowings (advances), net	2,009,146	(2,018,212)	9,066	—	—
Other	(31,821)	6,660	14,845	15,719	5,403
Net cash provided by (used in) financing activities	744,303	(2,011,552)	(275,764)	108,924	(1,434,089)
Net increase (decrease) in cash and cash equivalents	505,277	91	(471)	—	504,897
Cash and cash equivalents at beginning of year	300,228	922	8,616	—	309,766
Cash and cash equivalents at end of year	$805,505	$1,013	$8,145	$—	$814,663

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2012 (Revised)
Net cash provided by operating activities(1)	$285,567	$264,717	$162,281	$70,595	$783,160
Cash flows from investing activities
Capital expenditures for property, plant and equipment	—	(2,112,547)	(33,825)	—	(2,146,372)
Acquisitions, net of cash received	(693,091)	(147,649)	(587,086)	587,086	(840,740)
Proceeds from sale of assets	129,830	942,675	1,333	(642,671)	431,167
Other	(61,343)	278,708	—	(217,365)	—
Net cash used in investing activities	(624,604)	(1,038,813)	(619,578)	(272,950)	(2,555,945)
Cash flows from financing activities
Proceeds from borrowings	1,850,344	—	—	—	1,850,344
Repayments of borrowings	(350,000)	—	(16,029)	—	(366,029)
Proceeds from issuance of royalty trust units	—	—	587,086	—	587,086
Proceeds from the sale of royalty trust units	—	—	—	139,360	139,360
Distributions to unitholders	—	—	(274,980)	93,253	(181,727)
Dividends paid—preferred	(55,525)	—	—	—	(55,525)
Intercompany (advances) borrowings, net(1)	(945,448)	809,099	136,349	—	—
Other	(64,121)	(34,518)	30,258	(30,258)	(98,639)
Net cash provided by financing activities(1)	435,250	774,581	462,684	202,355	1,874,870
Net increase in cash and cash equivalents	96,213	485	5,387	—	102,085
Cash and cash equivalents at beginning of year	204,015	437	3,229	—	207,681
Cash and cash equivalents at end of year	$300,228	$922	$8,616	$—	$309,766

(1)
Net cash provided by financing activities has been revised to include intercompany (advances) borrowings, net previously included in net cash provided by operating activities. Amounts represent cash flows between the Parent and the Guarantors and Non-Guarantors resulting from the Parent’s centralized treasury activities. The impact of these revisions was not material to any previously issued financial statements.

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2011
Net cash provided by (used in) operating activities(1)	$702,369	$(221,992)	$(9,005)	$(12,418)	$458,954
Cash flows from investing activities
Capital expenditures for property, plant and equipment	—	(1,726,131)	(975)	—	(1,727,106)
Proceeds from sale of assets	—	1,776,907	26	(917,528)	859,405
Other	—	(2,074)	(917,528)	884,974	(34,628)
Net cash provided by (used in) investing activities	—	48,702	(918,477)	(32,554)	(902,329)
Cash flows from financing activities
Proceeds from borrowings	2,033,000	—	—	—	2,033,000
Repayments of borrowings	(2,123,000)	(6,302)	(991)	—	(2,130,293)
Proceeds from issuance royalty trust units	—	—	917,528	—	917,528
Distributions to unitholders	—	—	(96,664)	36,464	(60,200)
Dividends paid—preferred	(56,742)	—	—	—	(56,742)
Intercompany (advances) borrowings, net(1)	(288,415)	172,927	115,488	—	—
Other	(64,638)	6,538	(8,508)	8,508	(58,100)
Net cash (used in) provided by financing activities(1)	(499,795)	173,163	926,853	44,972	645,193
Net increase (decrease) in cash and cash equivalents	202,574	(127)	(629)	—	201,818
Cash and cash equivalents at beginning of year	1,441	564	3,858	—	5,863
Cash and cash equivalents at end of year	$204,015	$437	$3,229	$—	$207,681

(1)
Net cash provided by financing activities has been revised to include intercompany (advances) borrowings, net previously included in net cash provided by operating activities. Amounts represent cash flows between the Parent and the Guarantors and Non-Guarantors resulting from the Parent’s centralized treasury activities. The impact of these revisions was not material to any previously issued financial statements.

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

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Acquisitions of properties
Proved	$21,130	$1,761,556	$58,190
Unproved	100,242	377,185	320,361
Exploration(1)	82,775	120,438	98,849
Development(2)	1,131,269	1,704,991	1,296,903
Total cost incurred	$1,335,416	$3,964,170	$1,774,303
____________________

(1)	Includes seismic costs of $6.7 million, $15.3 million and $4.9 million for 2013, 2012 and 2011, respectively.

(2)	Includes Company’s share of Century Plant construction costs of $50.0 million and $25.0 million for 2012 and 2011, respectively. See Note 8.

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

2013 Activity. The Company sold its Permian Properties in February 2013. Proved reserves were 198.9 MMBoe, 55% of which were proved developed reserves, for the Permian Properties at December 31, 2012. Estimated standardized measure of discounted cash flows for the Permian Properties, determined by allocating the Company's standardized measure of discounted cash flows to the Permian Properties based on the present value of discounted cash flows attributable to the Permian Properties relative to the Company's total present value of discounted cash flows was $2.5 billion. See Note 4 for additional information regarding the sale. The Company recognized an increase of 119.2 MMBoe in total reserves primarily attributable to extensions and discoveries associated with successful drilling in the Mississippian formation in the Mid-Continent.

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

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

26. Quarterly Financial Results (Unaudited)(As Restated)

The Company’s operating results for each quarter of 2013 and 2012 are summarized below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 (As Reported)
Total revenues	$511,690	$512,987	$493,603	$465,108
(Loss) income from operations(1)(2)(3)(4)	$(359,526)	$86,458	$6,088	$97,979
Net (loss) income(1)(2)(3)(4)	$(531,259)	$24,685	$(57,002)	$49,097
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders(1)(2)(3)(4)	$(493,221)	$(34,317)	$(87,074)	$5,198
(Loss applicable) income available per share to SandRidge Energy, Inc. common stockholders(1)(5)
Basic	$(1.03)	$(0.07)	$(0.18)	$0.01
Diluted	$(1.03)	$(0.07)	$(0.18)	$0.01

2013 (Restated)
Total revenues	$511,690	$512,987	$493,603	$465,108
(Loss) income from operations(1)(2)(3)(4)	$(367,482)	$78,386	$(2,166)	$122,261
Net (loss) income(1)(2)(3)(4)	$(539,215)	$16,613	$(65,256)	$73,379
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders(1)(2)(3)(4)	$(501,177)	$(42,389)	$(95,328)	$29,480
(Loss applicable) income available per share to SandRidge Energy, Inc. common stockholders(1)(5)
Basic(1)	$(1.05)	$(0.09)	$(0.20)	$0.06
Diluted(1)	$(1.05)	$(0.09)	$(0.20)	$0.06

2012 (As Reported)
Total revenues(6)	$381,635	$478,434	$532,798	$1,338,098
(Loss) income from operations(6)(7)(8)	$(151,656)	$762,413	$(75,871)	$(209,690)
Net (loss) income(6)(7)(8)(9)	$(216,224)	$917,076	$(159,752)	$(294,529)
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders(6)(7)(8)(9)	$(232,059)	$804,191	$(184,301)	$(301,785)
(Loss applicable) income available per share to SandRidge Energy, Inc. common stockholders(5)(6)
Basic	$(0.58)	$1.74	$(0.39)	$(0.63)
Diluted	$(0.58)	$1.46	$(0.39)	$(0.63)

2012 (Revised)
Total revenues(6)	$381,635	$478,434	$532,798	$541,775
(Loss) income from operations(6)(7)(8)	$(151,656)	$762,413	$(75,871)	$(209,690)
Net (loss) income(6)(7)(8)(9)	$(216,224)	$917,076	$(159,752)	$(294,529)
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders(6)(7)(8)(9)	$(232,059)	$804,191	$(184,301)	$(301,785)
(Loss applicable) income available per share to SandRidge Energy, Inc. common stockholders(5)(6)
Basic	$(0.58)	$1.74	$(0.39)	$(0.63)
Diluted	$(0.58)	$1.46	$(0.39)	$(0.63)
____________________

SandRidge Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

(1)
Quarterly results for 2013 have been restated to reflect accrual of the 2013 CO2 shortfall penalty, totaling $32.7 million, on a quarterly basis. Loss from operations, net loss and loss applicable to SandRidge Energy, Inc. common stockholders have increased by approximately $8.0 million, $8.1 million and $8.3 million for the three-month periods ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, and income from operations, net income and income available to Sandridge Energy, Inc. common stockholders have increased by $24.3 million for the three-month period ended December 31, 2013. Loss applicable per basic and diluted share has increased by approximately $0.02 for each of the three-month periods ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, and income available per basic and diluted share has increased by approximately $0.05 for the three-month period ended December 31, 2013. See Note 16 for discussion of the related treating agreement.

(2)
Includes a $10.6 million impairment of various drilling assets and a $2.9 million impairment of a corporate asset in the second quarter of 2013 and a $2.1 million and $10.0 million impairment of certain midstream inventory, natural gas compressors, gas treating plants and a CO2 compression station in the second and fourth quarters of 2013, respectively.

(3)	Includes loss (gain) on commodity derivative contracts of $40.9 million, $(103.7) million, $132.8 million and $(22.9) million for the first, second, third and fourth quarters, respectively.

(4)	Includes loss on sale of Permian Properties of $398.9 million in the first quarter of 2013.

(5)
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

(6)	Total revenues and total expenses for the three-month period ended December 31, 2012 have been reduced by $796.3 million from amounts previously presented. See Note 2.

(7)	Includes a $235.4 million goodwill impairment and a $79.3 million impairment of gas treating plants and CO2 compression facilities in the fourth quarter of 2012.

(8)	Includes loss (gain) on commodity derivative contracts of $254.6 million, $(669.9) million, $193.5 million and $(19.6) million for the first, second, third and fourth quarters, respectively.

(9)
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
James D. Bennett,
President and Chief Executive Officer
January 8, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Equity Purchase Agreement dated as of January 6, 2014, between SandRidge Energy, Inc., SandRidge Holdings, Inc. and Fieldwood Energy LLC	8-K	001-33784	2.1	1/9/2014
3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008
3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010
3.3	Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	1/21/2009
3.4	Certificate of Designation of 6.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	12/22/2009
3.5	Certificate of Designation of 7.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/10/2010
3.6	Certificate of Designations of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/20/2012
3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	4/30/2013
3.8	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009
3.9	Amendments to the March 3, 2009 Amended and Restated Bylaws of SandRidge Energy, Inc. effective November 19, 2012	8-K	001-33784	3.2	11/20/2012
4.1	Specimen Stock Certificate representing common stock of SandRidge Energy, Inc.	S-1	333-148956	4.1	1/30/2008
4.2	Indenture, dated May 20, 2008, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	5/21/2008
4.3	Indenture, dated May 14, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	5/15/2009
4.4	Indenture, dated December 16, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	12/22/2009
4.5	Indenture, dated March 15, 2011, by and among the SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	3/18/2011
4.6	Indenture, dated as of April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association	8-K	001-33784	4.1	4/17/2012
4.7	Supplemental Indenture, dated April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.3	4/17/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.8	Supplemental Indenture, dated June 1, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	10-Q	001-33784	4.3	8/6/2012
4.9	Indenture, dated as of August 20, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.4	8/21/2012
4.10	Rights Agreement, dated as of November 19, 2012, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively	8-K	001-33784	4.1	11/20/2012
4.11	Amendment No. 1 to Rights Agreement, dated as of April 29, 2013, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	4/30/2013
10.1†	Executive Nonqualified Excess Plan	8-K	001-33784	10.1	7/15/2008
10.2†	SandRidge Energy, Inc. 2009 Incentive Plan (as amended on July 1, 2013)	10-K	001-33784	10.2	2/28/2014
10.21†	Amendment to the SandRidge Energy, Inc. 2009 Incentive Plan	10-Q	001-33784	10.3	8/8/2013
10.3.1	Employment Agreement, effective as of December 20, 2011, between SandRidge Energy, Inc. and James D. Bennett	8-K	001-33784	10.3	12/27/2011
10.3.2	Form of Employment Agreement for the President and Executive Vice Presidents of SandRidge Energy, Inc.	8-K	001-33784	10.2	12/27/2011
10.3.3	Separation Agreement, effective March 15, 2013 between SandRidge Energy, Inc. and Matthew K. Grubb	8-K	001-33784	10.1	3/15/2013
10.3.4	Separation Agreement, dated April 26, 2013 between SandRidge Energy, Inc. and Todd N. Tipton	8-K	001-33784	10.1	4/26/2013
10.3.5	Separation Agreement, dated April 26, 2013 between SandRidge Energy, Inc. and Rodney E. Johnson	8-K	001-33784	10.2	4/26/2013
10.4†	Form of Indemnification Agreement for directors and officers	S-1	333-148956	10.5	1/30/2008
10.5	Second Amended and Restated Credit Agreement, dated as of March 29, 2012, among SandRidge Energy, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto	8-K	001-33784	10.1	4/2/2012
10.6	Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, by and between Oxy USA Inc. and SandRidge Energy Exploration and Production, LLC	10-Q	001-33784	10.2	8/7/2008
10.7	Gas Gathering Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Exploration and Production, LLC	10-Q	001-33784	10.5	8/6/2009
10.8	Operations and Maintenance Agreement, dated June 30, 2009, by and between Piñon Gathering Company, LLC and SandRidge Midstream, Inc.	10-Q	001-33784	10.6	8/6/2009
10.10	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Permian Trust	8-K	001-33784	10.1	8/19/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.11	Purchase Agreement, dated April 2, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-33784	10.1	4/4/2012
10.12	Registration Rights Agreement, dated April 17, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-33784	4.2	4/17/2012
10.13	Development Agreement, by and between SandRidge Energy, Inc., SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust II	8-K	001-33784	10.1	4/24/2012
10.14	Purchase Agreement, dated August 6, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers	8-K	001-33784	10.1	8/10/2012
10.15	Registration Rights Agreement, dated August 20, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, relating to the 7.5% Senior Notes due 2021 that were issued on August 20, 2012	8-K	001-33784	4.5	8/21/2012
10.16	Registration Rights Agreement, dated August 20, 2012, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, relating to the 7.5% Senior Notes due 2023	8-K	001-33784	4.6	8/21/2012
10.17	Purchase and Sale Agreement, dated as of December 19, 2012, between SandRidge Exploration and Production, LLC and Sheridan Holding Company II, LLC	8-K	001-33784	10.1	12/20/2012
10.18	Settlement Agreement, dated March 13, 2013, by and among the TPG-Axon Partners, L.P., TPG-Axon Management LP, TPG-Axon Partners GP, L.P., TPG-Axon GP, LLC, TPG-Axon International, L.P., TPG-Axon International GP, LLC and Dinakar Singh LLC and SandRidge Energy, Inc.	8-K	001-33784	10.1	3/13/2013
21.1	Subsidiaries of SandRidge Energy, Inc.	10-K	001-33784	21.1	2/28/2014
23.1	Consent of PricewaterhouseCoopers LLP					*
23.2	Consent of Cawley, Gillespie & Associates					*
23.3	Consent of Netherland, Sewell & Associates, Inc.					*
23.4	Consent of Lee Keeling and Associates, Inc.					*
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
99.1	Report of Cawley, Gillespie & Associates	10-K	001-33784	99.1	2/28/2014
99.2	Report of Netherland, Sewell & Associates, Inc.	10-K	001-33784	99.2	2/28/2014
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
† Management contract or compensatory plan or arrangement