Form 10-Q/A
period 2014-03-31
SANDRIDGE ENERGY INC
filed 2015-01-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q/A
_____________(Amendment No. 1)_____________
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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations and financial performance and condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 (the “2013 Form 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”) on January 8, 2015.

Explanatory Note

The Company is filing this amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the SEC on May 8, 2014 (the “Original Filing”), to restate its unaudited condensed consolidated financial statements and related footnote disclosures for the three-month periods ended March 31, 2014 and 2013. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement

On November 4, 2014, the Company filed a Current Report on Form 8-K, stating that (i) the consolidated financial statements of the Company for the periods ended December 31, 2013 and 2012 included in the Company’s Annual Reports on Form 10-K for the periods then ended and (ii) the unaudited consolidated financial statements of the Company for the periods ended June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013 and March 31, 2013 included in the Company’s Quarterly Reports on Form 10-Q for the periods then ended should no longer be relied upon due to potential changes related to the accrual of a liability associated with the under delivery by the Company of CO2 to Occidental Petroleum Corporation’s (“Occidental”) Century Plant in Pecos County, Texas (the “Century Plant”) or elsewhere.

Historically, based on its determination of the appropriate method of accounting for the annual CO2 delivery shortfall penalty, the Company did not evaluate whether an accrual was needed within each quarterly period prior to the fourth quarter. As a result of consultation with the staff of the SEC, the Company has determined to adopt a different method of accounting for the penalty, which method considers, on a quarterly basis, whether a portion of the annual shortfall delivery penalty should be accrued at the end of each quarter. After applying this method, the Company concluded that it should restate its previously issued unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013 and March 31, 2013. The effect of such corrections is to transfer a portion of the annual accrual that was previously recorded at year-end to certain of the quarter-end periods within such calendar year. No changes are being made to the annual accruals previously recorded. For the three-month periods ended March 31, 2014 and 2013, the correction of these errors resulted in the accrual of (i) an $8.3 million CO2 under delivery shortfall penalty for the three-month period ended March 31, 2014 and (ii) an $8.0 million CO2 under delivery shortfall penalty for the three-month period ended March 31, 2013, which was previously included in the total 2013 annual delivery shortfall penalty of $32.7 million recorded in the fourth quarter of 2013. The correction of these errors in the unaudited condensed consolidated financial statements for the three-month period ended March 31, 2013 did not have any impact to the statement of operations or statement of cash flows for the year ended December 31, 2013 or to the balance sheet as of December 31, 2013. As a result of the above-described adjustments, the Company is presenting in this Form 10-Q/A restated condensed consolidated financial statements for the periods indicated above.

Revision

Additionally, as a result of consultation with the staff of the SEC, the Company has determined that construction of the Century Plant under a construction contract with Occidental should have been accounted for under the full cost method of accounting rather than the completed contract method of accounting. As of March 31, 2014 and December 31, 2013, this change in accounting treatment had no impact on total assets, total liabilities, net income or retained earnings, but resulted in (i) certain equal and offsetting adjustments within current assets or current liabilities as of March 31, 2014 and December 31, 2013 and (ii) certain equal and offsetting adjustments within items comprising net cash provided by operating activities for the three-month periods ended March 31, 2014 and 2013. The Company has determined that none of these revisions are material to the unaudited condensed consolidated financial statements for any of the periods presented in the Original Filing; however, in conjunction with the Company’s need to file this Form 10-Q/A as a result of the error noted above, the Company has determined that it would be appropriate within this Form 10-Q/A to record all such adjustments.

See “Note 2 - Restatement of Previously Issued Financial Statements” of this Form 10-Q/A for more information regarding the impact of the above-described adjustments.

Internal Control Consideration

The Company’s management has determined that the absence of an evaluation of whether an accrual for the annual CO2 delivery shortfall penalty was required within each quarterly period prior to the fourth quarter, in accordance with its prior method of accounting, was a deficiency in its internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at March 31, 2014. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I. Item 4 included in this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Item 1. Financial Statements

B.	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

C.	Part I, Item 4. Controls and Procedures

D.	Part II, Item 6. Exhibits

This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to reflect the restatement described above.

In accordance with rule 12b-15 under the Exchange Act, as amended, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as of the date of this filing.

SANDRIDGE ENERGY, INC.
FORM 10-Q/A
Quarter Ended March 31, 2014

PART I. Financial Information

ITEM 1. Financial Statements
SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014 (Restated)	December 31, 2013 (Revised)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,179,644	$814,663
Accounts receivable, net	293,765	349,218
Derivative contracts	9,002	12,779
Prepaid expenses	13,567	39,253
Other current assets	29,967	25,910
Total current assets	1,525,945	1,241,823
Oil and natural gas properties, using full cost method of accounting
Proved	10,443,534	10,972,816
Unproved	292,459	531,606
Less: accumulated depreciation, depletion and impairment	(6,043,109)	(5,762,969)
	4,692,884	5,741,453
Other property, plant and equipment, net	559,342	566,222
Derivative contracts	18,048	14,126
Other assets	82,038	121,171
Total assets	$6,878,257	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	March 31, 2014 (Restated)	December 31, 2013 (Revised)
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$590,085	$812,488
Derivative contracts	14,175	34,267
Asset retirement obligations	—	87,063
Other current liabilities	16,467	—
Total current liabilities	620,727	933,818
Long-term debt	3,195,036	3,194,907
Derivative contracts	—	20,564
Asset retirement obligations	53,103	337,054
Other long-term obligations	20,173	22,825
Total liabilities	3,889,039	4,509,168
Commitments and contingencies (Note 11)
Equity
SandRidge Energy, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $200,000	2	2
7.0% Convertible perpetual preferred stock; 3,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; aggregate liquidation preference of $300,000	3	3
Common stock, $0.001 par value, 800,000 shares authorized; 495,719 issued and 494,651 outstanding at March 31, 2014 and 491,609 issued and 490,290 outstanding at December 31, 2013	485	483
Additional paid-in capital	5,302,051	5,298,301
Additional paid-in capital—stockholder receivable	(3,750)	(3,750)
Treasury stock, at cost	(6,898)	(8,770)
Accumulated deficit	(3,610,679)	(3,460,462)
Total SandRidge Energy, Inc. stockholders’ equity	1,681,217	1,825,810
Noncontrolling interest	1,308,001	1,349,817
Total equity	2,989,218	3,175,627
Total liabilities and equity	$6,878,257	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
	(Unaudited)
Revenues
Oil, natural gas and NGL	$405,316	$478,017
Drilling and services	17,080	17,370
Midstream and marketing	17,910	13,032
Other	2,750	3,271
Total revenues	443,056	511,690
Expenses
Production	106,856	140,457
Production taxes	7,807	9,439
Cost of sales	12,481	16,317
Midstream and marketing	16,000	11,803
Depreciation and depletion—oil and natural gas	115,185	157,526
Depreciation and amortization—other	15,522	15,336
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
General and administrative	38,538	79,444
Loss on derivative contracts	42,491	40,897
(Gain) loss on sale of assets	(19)	398,174
Total expenses	525,386	879,172
Loss from operations	(82,330)	(367,482)
Other income (expense)
Interest expense	(62,043)	(85,910)
Loss on extinguishment of debt	—	(82,005)
Other income, net	2,094	611
Total other expense	(59,949)	(167,304)
Loss before income taxes	(142,279)	(534,786)
Income tax expense	127	4,429
Net loss	(142,406)	(539,215)
Less: net loss attributable to noncontrolling interest	(6,070)	(51,919)
Net loss attributable to SandRidge Energy, Inc.	(136,336)	(487,296)
Preferred stock dividends	13,881	13,881
Loss applicable to SandRidge Energy, Inc. common stockholders	$(150,217)	$(501,177)
Loss per share
Basic	$(0.31)	$(1.05)
Diluted	$(0.31)	$(1.05)
Weighted average number of common shares outstanding
Basic	484,798	477,826
Diluted	484,798	477,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Three Months Ended March 31, 2014 (Restated)
Balance at December 31, 2013	7,650	$8	490,290	$483	$5,294,551	$(8,770)	$(3,460,462)	$1,349,817	$3,175,627
Acquisition of ownership interest	—	—	—	—	(2,074)	—	—	(656)	(2,730)
Sale of royalty trust units	—	—	—	—	4,091	—	—	18,028	22,119
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(53,118)	(53,118)
Purchase of treasury stock	—	—	—	—	—	(3,677)	—	—	(3,677)
Retirement of treasury stock	—	—	—	—	(3,677)	3,677	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	251	—	(2,031)	1,872	—	—	(159)
Stock-based compensation	—	—	—	—	7,441	—	—	—	7,441
Stock-based compensation excess tax benefit	—	—	—	—	2	—	—	—	2
Issuance of restricted stock awards, net of cancellations	—	—	4,110	2	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(136,336)	(6,070)	(142,406)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(13,881)	—	(13,881)
Balance at March 31, 2014 (Restated)	7,650	$8	494,651	$485	$5,298,301	$(6,898)	$(3,610,679)	$1,308,001	$2,989,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,406)	$(539,215)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	130,707	172,862
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
Debt issuance costs amortization	2,361	3,008
Amortization of discount, net of premium, on long-term debt	129	672
Loss on extinguishment of debt	—	82,005
Deferred income tax provision	—	4,359
Loss on derivative contracts	42,491	40,897
Cash paid on settlement of derivative contracts	(39,164)	(21,684)
(Gain) loss on sale of assets	(19)	398,174
Stock-based compensation	6,786	19,850
Other	188	(285)
Changes in operating assets and liabilities	(81,147)	(48,965)
Net cash provided by operating activities	90,451	121,457
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(331,016)	(421,876)
Acquisition of assets	(2,352)	(5,048)
Proceeds from sale of assets	707,366	2,559,374
Net cash provided by investing activities	373,998	2,132,450
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	—	(1,115,500)
Premium on debt redemption	—	(61,997)
Debt issuance costs	—	(91)
Proceeds from sale of royalty trust units	22,119	—
Noncontrolling interest distributions	(53,118)	(51,256)
Acquisition of ownership interest	(2,730)	—
Stock-based compensation excess tax benefit	2	—
Purchase of treasury stock	(4,350)	(12,041)
Dividends paid — preferred	(17,263)	(17,263)
Cash (paid) received on settlement of financing derivative contracts	(44,128)	3,208
Net cash used in financing activities	(99,468)	(1,254,940)
NET INCREASE IN CASH AND CASH EQUIVALENTS	364,981	998,967
CASH AND CASH EQUIVALENTS, beginning of year	814,663	309,766
CASH AND CASH EQUIVALENTS, end of period	$1,179,644	$1,308,733
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(92,896)	$(127,181)
Cash received for income taxes	$—	$476
Supplemental Disclosure of Noncash Investing and Financing Activities
Deposit on pending sale	$—	$(255,000)
Change in accrued capital expenditures	$55,242	$33,164
Asset retirement costs capitalized	$818	$1,102

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
Interim Financial Statements. The accompanying condensed consolidated financial statements as of December 31, 2013 have been derived from the audited financial statements contained in the Company’s amended Annual Report on Form 10-K/A (“2013 Form 10-K/A”) filed on January 8, 2015. The unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2013 Form 10-K/A. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which consist of normal recurring adjustments unless otherwise disclosed herein, are necessary to state fairly the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K/A.

Significant Accounting Policies. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements included in the 2013 Form 10-K/A.

Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications have no effect on the Company’s previously reported results of operations.

Restatement of Previously Issued Financial Statements. See Note 2 “Restatement of Previously Issued Financial Statements” for a discussion of changes made during the first quarter of 2014 to the accompanying condensed consolidated financial statements.

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

2. Restatement of Previously Issued Financial Statements

Overview

The Company has determined there were errors in the timing of its accrual of annual CO2 delivery shortfall penalties incurred under its 30-year treating agreement with Occidental Petroleum Corporation (“Occidental”) and has determined that these errors were material to previously issued unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2014 and 2013. For the three-month periods ended March 31, 2014 and 2013, the correction of these errors resulted in the accrual of (i) an $8.3 million CO2 delivery shortfall penalty for the three-month period ended March 31, 2014 and (ii) an $8.0 million CO2 under delivery shortfall penalty for the three-month period ended March 31, 2013, which was previously included in the total 2013 annual delivery shortfall penalty of $32.7 million recorded in the fourth quarter of 2013. As a result, these statements have been presented on a restated and amended basis in this Form 10-Q/A. The correction of these errors in the financial statements for the three-month period ended March 31, 2013 did not have any impact to the statement of operations or statement of cash flows for the year ended December 31, 2013 or to the balance sheet as of December 31, 2013.

Additionally, the Company has made certain revisions to its condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 in order to account for activities associated with construction of the Century Plant in Pecos County, Texas (the “Century Plant”) under the full cost method of accounting. The Company has determined that these revisions are not material to the originally issued financial statements; however, in conjunction with the Company’s need to restate its financial statements as a result of the error noted above, the Company has determined that it would be appropriate to make such revisions. The condensed consolidated balance sheet as of December 31, 2013 presented herein is consistent with the revised consolidated balance sheet included in the Company’s 2013 Form 10-K/A.

Financial Statement Presentation

In addition to the restatement of the Company’s unaudited condensed consolidated financial statements, certain information within the following notes to the unaudited condensed consolidated financial statements has been restated and/or revised to reflect the corrections presented in the tables below or to add disclosure language, as appropriate.

•	Note 6. Property, Plant and Equipment

•	Note 11. Commitments and Contingencies

•	Note 14. Earnings (Loss) per Share

•	Note 17. Business Segment Information

•	Note 18. Condensed Consolidating Financial Information

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidated Statements of Operations. The following table presents the impact of the error corrections on the Company’s previously reported unaudited condensed consolidated statements of operations for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	As Reported	As Restated	As Reported	As Restated
Production	$98,535	$106,856	$132,501	$140,457
Total expenses	$517,065	$525,386	$871,216	$879,172
Loss from operations	$(74,009)	$(82,330)	$(359,526)	$(367,482)
Loss before income taxes	$(133,958)	$(142,279)	$(526,830)	$(534,786)
Net loss	$(134,085)	$(142,406)	$(531,259)	$(539,215)
Net loss attributable to SandRidge Energy, Inc.	$(128,015)	$(136,336)	$(479,340)	$(487,296)
Loss applicable to SandRidge Energy, Inc. common stockholders	$(141,896)	$(150,217)	$(493,221)	$(501,177)
Loss per share
Basic	$(0.29)	$(0.31)	$(1.03)	$(1.05)
Diluted	$(0.29)	$(0.31)	$(1.03)	$(1.05)

Condensed Consolidated Statements of Cash Flows. The following table presents the impact of the error corrections on the Company’s previously reported unaudited condensed consolidated statements of cash flows for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	As Reported	As Restated	As Reported	As Restated
Net loss	$(134,085)	$(142,406)	$(531,259)	$(539,215)
Changes in operating assets and liabilities	$(89,468)	$(81,147)	$(56,921)	$(48,965)

Condensed Consolidated Balance Sheet. The Company has determined that unreimbursed costs incurred by the Company on behalf of Occidental during construction of the Century Plant that were previously presented as costs in excess of billings and contract loss should have been presented under the full cost method of accounting as an account receivable. Accordingly, the Company has restated and/or revised the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 to reflect this presentation. This revision did not have any impact to total current assets as of March 31, 2014 or December 31, 2013. Additionally, the unaudited condensed consolidated balance sheet as of March 31, 2014 includes the accrual of an $8.3 million CO2 under delivery shortfall penalty for the three-month period ended March 31, 2014 as described above.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables present the impact of these adjustments on the Company’s previously reported condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	As Reported	As Restated
Current assets
Costs in excess of billings and contract loss	$4,144	$—
Other current assets	$25,823	$29,967

Current liabilities
Accounts payable and accrued expenses	$581,764	$590,085
Total current liabilities	$612,406	$620,727
Total liabilities	$3,880,718	$3,889,039

Equity
Accumulated deficit	$(3,602,358)	$(3,610,679)
Total SandRidge Energy, Inc. stockholders’ equity	$1,689,538	$1,681,217
Total equity	$2,997,539	$2,989,218

	December 31, 2013
	As Reported	As Revised
Current assets
Costs in excess of billings and contract loss	$4,079	$—
Other current assets	$21,831	$25,910

3. Divestitures

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

Under the equity purchase agreement, the Company agreed to guarantee on behalf of Fieldwood certain plugging and abandonment obligations associated with the Gulf Properties for a period of up to one year from the date of closing. The Company recorded a liability equal to the fair value of these guarantees, or $9.4 million, at the time the transaction closed. As of March 31, 2014, the fair value of the guarantees was approximately $9.5 million. See Note 5 for additional discussion of the determination of the guarantees’ fair value. The guarantees do not include a limit on the potential future payments for which the Company could be obligated; however, Fieldwood has agreed to indemnify the Company for any costs it may incur as a result of the guarantees and to use its best efforts to pay any amounts sought from the Company by the Bureau of Ocean Energy Management that may arise prior to the expiration of the guarantees. Additionally, Fieldwood will maintain, for a period of up to one year from the closing date, restricted deposits totaling approximately $28.0 million held in escrow for plugging and abandonment obligations associated with the Gulf Properties. Upon expiration of the guarantees, the Company will receive payment for half of such restricted deposits, or approximately $14.0 million, from Fieldwood. Accordingly, the Company recorded a receivable for this payment in conjunction with the closing of the sale, which is included in other current assets in the accompanying unaudited condensed consolidated balance sheet at March 31, 2014.

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

See Note 19 for discussion of the Royalty Trusts’ distributions announced in April 2014.

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

Level 3 Fair Value Measurements

Guarantees. As discussed in Note 3, the Company has guaranteed on Fieldwood’s behalf certain plugging and abandonment obligations associated with the Gulf Properties. The fair value of these guarantees is based on the present value of estimated future payments for plugging and abandonment obligations associated with the Gulf Properties, adjusted for the cumulative probability of Fieldwood’s default prior to expiration of the guarantee by February 25, 2015 (3.71% at March 31, 2014). The discount and probability of default rates are based upon inputs that are readily available in the public market, such as historical option adjusted spreads of the Company’s senior notes, which are publicly traded, and historical default rates of publicly traded companies with credit ratings similar to Fieldwood’s. The significant unobservable input used in the fair value measurement of the guarantees is the estimate of future payments for plugging and abandonment, which was developed based upon third-party quotes and current actual costs. Significant increases (decreases) in the estimate of these payments could result in a significantly higher (lower) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s financial guarantee liability at March 31, 2014 is included in the table below (in thousands).

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

Quarterly, the fair value of the guarantees will be determined with changes in fair value recorded as an adjustment to the full cost pool. See Note 3 for discussion of the sale of the Gulf Properties. The fair value of the guarantees as of March 31, 2014 is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

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

Fair Value of Financial Instruments

The Company measures the fair value of its senior notes using pricing for the senior notes that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Notes due 2020(1)	$484,875	$444,899	$486,000	$444,736
7.5% Senior Notes due 2021(2)	1,251,375	1,178,816	1,230,813	1,178,922
8.125% Senior Notes due 2022	815,625	750,000	795,000	750,000
7.5% Senior Notes due 2023(3)	878,625	821,321	837,375	821,249
____________________

(1)	Carrying value is net of $5,101 and $5,264 discount at March 31, 2014 and December 31, 2013, respectively.

(2)	Carrying value includes a premium, applicable to notes issued in August 2012, of $3,816 and $3,922 at March 31, 2014 and December 31, 2013, respectively.

(3)	Carrying value is net of $3,679 and $3,751 discount at March 31, 2014 and December 31, 2013, respectively.

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

Century Plant Construction Costs

Included in proved oil and natural gas properties is approximately $180.0 million of costs in excess of contracted and reimbursed amounts incurred by the Company during construction of the Century Plant in Pecos County, Texas pursuant to an agreement with Occidental. Due to the high-CO2 content of the Company’s reserves in the Piñon Field and the absence of adequate processing capacity in the Piñon Field area, construction of a large-scale processing facility, such as the Century Plant, was necessary for the development of the Company’s natural gas reserves in that area. The Company entered into the construction agreement and a related treating agreement with Occidental solely to facilitate the development of its reserves in the Piñon Field and greater West Texas Overthrust area and, accordingly, has recorded these unreimbursed costs as development costs within its full cost pool. See Note 11 for discussion of the related treating agreement.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Debt issuance costs, net of amortization	$59,562	$61,923
Investments	12,030	13,708
Deferred tax asset	6,987	—
Restricted deposits(1)	—	27,955
Notes receivable on asset retirement obligations(1)	—	11,640
Other	3,459	5,945
Total other assets	$82,038	$121,171
____________________

(1)	Assets reflected at December 31, 2013 were included in the sale of the Gulf Properties in February 2014, as discussed in Note 3.

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior credit facility	$—	$—
Senior notes
8.75% Senior Notes due 2020, net of $5,101 and $5,264 discount, respectively	444,899	444,736
7.5% Senior Notes due 2021, including premium of $3,816 and $3,922, respectively	1,178,816	1,178,922
8.125% Senior Notes due 2022	750,000	750,000
7.5% Senior Notes due 2023, net of $3,679 and $3,751 discount, respectively	821,321	821,249
Total debt	3,195,036	3,194,907
Less: current maturities of long-term debt	—	—
Long-term debt	$3,195,036	$3,194,907

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

See Note 5 for additional discussion of the fair value measurement of the Company’s derivative contracts.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Treating Agreement Commitment

The Company is party to a 30-year treating agreement with Occidental for the removal of CO2 from natural gas volumes delivered by the Company. Under the agreement, the Company is required to deliver a total of approximately 3,200 Bcf of CO2 during the agreement period. The Company is obligated to pay Occidental $0.25 per Mcf to the extent minimum annual CO2 volume requirements are not met. Through December 31, 2013, the Company had delivered to Occidental 34.0 Bcf of CO2, which is 164.4 Bcf less than the cumulative minimum annual CO2 volume requirements for the same period. If such under delivered volumes are not made up with commensurate over deliveries in the future, the Company will be obligated to pay Occidental $0.70 per Mcf (approximately $115.1 million total) in 2041, which amount has not been accrued by the Company as a liability as the Company does not currently believe such payment is probable.

Under certain circumstances, the Company will have the right, beginning in 2020, to reduce future minimum annual CO2 volume requirements under the agreement by paying Occidental an amount equal to the present value of $0.70 multiplied by such reduced CO2 volume requirements as designated by the Company. As of March 31, 2014, if the Company were to cease delivering natural gas for processing and made no future CO2 deliveries from such date until 2020, the estimated amount required to be paid in 2020 in order to adjust the future CO2 volume requirements to zero, including applicable annual delivery shortfall penalties, would be approximately $589.3 million. This amount will continue to decrease as future deliveries of CO2 are made. The Company also may terminate the treating agreement at any time, which would require a termination payment by the Company to Occidental of an amount equal to (a) the present value of $0.70 multiplied by the remaining CO2 volumes required to be delivered under the agreement, plus (b) Occidental’s current net book value of the Century Plant.

Based upon the quantity of CO2 delivered by the Company during the period from January 1, 2014 through March 31, 2014 and estimated quantities the Company expects to deliver during the remainder of 2014, the Company accrued estimated annual under delivery penalties ($0.25 per Mcf) of approximately $8.3 million for the three-month period ended March 31, 2014. Additionally, the Company has included an accrued expense for the three-month period ended March 31, 2013 of $8.0 million for the $0.25 Mcf fee attributable to the estimated 2013 annual under delivery penalty based upon the quantity of CO2 delivered by the Company during the period from January 1, 2013 through March 31, 2013 as described in Note 2. Based on current projected natural gas production levels, the Company expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations. The Company has not accrued any liability for the $0.70 per Mcf fee (approximately $23.3 million total) that would be due in 2041 if these anticipated shortfalls occur and are not made up in the future as the Company does not currently believe such payment is probable.

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

Guarantees of Plugging and Abandonment Obligations

Under the equity purchase agreement associated with the sale of Gulf Properties, the Company has guaranteed on behalf of Fieldwood certain plugging and abandonment obligations associated with the Gulf Properties for a period of up to one year from the date of closing. See Note 3 for additional information regarding the guarantees.

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

See Note 16 for discussion of the Company’s performance units.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended March 31, 2014 (Restated)
Basic loss per share	$(150,217)	484,798	$(0.31)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(150,217)	484,798	$(0.31)
Three Months Ended March 31, 2013 (Restated)
Basic loss per share	$(501,177)	477,826	$(1.05)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(501,177)	477,826	$(1.05)
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

2014 Divestiture. See Note 3 for discussion of the sale of the Gulf Properties to Fieldwood and the Company’s guarantee on behalf of Fieldwood of certain associated plugging and abandonment obligations associated with the Gulf Properties. Fieldwood is a portfolio company of Riverstone Holdings LLC, affiliates of which own a significant number of shares of the Company’s common stock.

Acquisition of Ownership Interest. In March 2014, the Company purchased the additional ownership interest owned by its partner in GRLP and Genpar, which was deemed a related party at the time. See Note 4 for additional discussion.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)	Drilling and Oil Field Services	Midstream Services	All Other	Consolidated Total
Three Months Ended March 31, 2014 (Restated)
Revenues	$407,338	$47,080	$46,294	$969	$501,681
Inter-segment revenue	—	(29,977)	(28,648)	—	(58,625)
Total revenues	$407,338	$17,103	$17,646	$969	$443,056

Loss from operations(2)	$(56,475)	$(3,102)	$(1,411)	$(21,342)	$(82,330)
Interest income (expense), net	143	—	—	(62,186)	(62,043)
Other (expense) income, net	(185)	(398)	—	2,677	2,094
Loss before income taxes(2)	$(56,517)	$(3,500)	$(1,411)	$(80,851)	$(142,279)
Capital expenditures(3)	$264,243	$620	$5,957	$4,954	$275,774
Depreciation, depletion, amortization and accretion	$121,041	$7,711	$2,441	$5,260	$136,453
At March 31, 2014
Total assets	$4,995,639	$150,869	$192,093	$1,539,656	$6,878,257

Three Months Ended March 31, 2013 (Restated)
Revenues	$481,410	$49,737	$36,834	$853	$568,834
Inter-segment revenue	(81)	(32,367)	(24,696)	—	(57,144)
Total revenues	$481,329	$17,370	$12,138	$853	$511,690

Loss from operations(2)	$(309,663)	$(8,965)	$(2,459)	$(46,395)	$(367,482)
Interest income (expense), net	318	—	(125)	(86,103)	(85,910)
Loss on extinguishment of debt	—	—	—	(82,005)	(82,005)
Other income (expense), net	628	—	(800)	783	611
Loss before income taxes(2)	$(308,717)	$(8,965)	$(3,384)	$(213,720)	$(534,786)
Capital expenditures(3)	$357,591	$632	$15,221	$15,268	$388,712
Depreciation, depletion, amortization and accretion	$167,513	$8,814	$1,687	$4,627	$182,641
At December 31, 2013
Total assets	$6,157,225	$158,737	$188,165	$1,180,668	$7,684,795
____________________

(1)
Loss from operations includes a full cost ceiling limitation impairment of $164.8 million for the three-month period ended March 31, 2014 and a loss on the sale of the Permian Properties of $399.1 million for the three-month period ended March 31, 2013.

(2)
Loss from operations and loss before income taxes have been restated for the Exploration and Production segment and the Consolidated Total to reflect the impact of the accrual of the CO2 delivery shortfall penalty attributable to the three-month periods ended March 31, 2014 and 2013. See Note 2.

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

Certain of the Company’s wholly owned subsidiaries sold in February 2014, as discussed in Note 3, guaranteed the Company’s registered debt. Upon the closing of the sale, these subsidiaries were released from their guarantees. The condensed consolidating financial information in the tables below reflects these subsidiaries’ financial information through the date of the sale.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2014 (Restated)
	Parent(1)	Guarantors(2)(3)	Non-Guarantors	Eliminations(1)(2)	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,170,581	$1,527	$7,536	$—	$1,179,644
Accounts receivable, net	—	270,092	23,673	—	293,765
Intercompany accounts receivable	56,521	1,351,683	59,095	(1,467,299)	—
Derivative contracts	—	5,702	9,986	(6,686)	9,002
Prepaid expenses	—	13,509	58	—	13,567
Other current assets	1,375	28,470	122	—	29,967
Total current assets	1,228,477	1,670,983	100,470	(1,473,985)	1,525,945
Property, plant and equipment, net	—	4,130,353	1,121,873	—	5,252,226
Investment in subsidiaries	5,960,279	21,969	—	(5,982,248)	—
Derivative contracts	—	18,048	4,471	(4,471)	18,048
Other assets	66,550	21,367	23	(5,902)	82,038
Total assets	$7,255,306	$5,862,720	$1,226,837	$(7,466,606)	$6,878,257
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$157,676	$429,223	$3,186	$—	$590,085
Intercompany accounts payable	1,355,653	72,815	38,831	(1,467,299)	—
Derivative contracts	—	20,861	—	(6,686)	14,175
Other current liabilities	6,987	9,480	—	—	16,467
Total current liabilities	1,520,316	532,379	42,017	(1,473,985)	620,727
Investment in subsidiaries	851,437	145,150	—	(996,587)	—
Long-term debt	3,200,938	—	—	(5,902)	3,195,036
Derivative contracts	—	4,471	—	(4,471)	—
Asset retirement obligations	—	53,103	—	—	53,103
Other long-term obligations	1,398	18,775	—	—	20,173
Total liabilities	5,574,089	753,878	42,017	(2,480,945)	3,889,039
Equity
SandRidge Energy, Inc. stockholders’ equity	1,681,217	5,108,842	1,184,820	(6,293,662)	1,681,217
Noncontrolling interest	—	—	—	1,308,001	1,308,001
Total equity	1,681,217	5,108,842	1,184,820	(4,985,661)	2,989,218
Total liabilities and equity	$7,255,306	$5,862,720	$1,226,837	$(7,466,606)	$6,878,257
____________________

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

(1)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $851.4 million, as liabilities and to present $55.6 million Parent gain on sale of subsidiary with full cost pool assets in 2012 as a reduction to Guarantor full cost pool (property, plant and equipment, net) and a reduction to Parent equity. Gain on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

(2)
Amounts presented as Investment in subsidiaries have been revised to present negative investments in certain subsidiaries, totaling $145.2 million, as liabilities. Property, plant and equipment, net has been revised to present $55.6 million Parent gain on sale of subsidiary with full cost pool assets in 2012 as a reduction to the Guarantor full cost pool (property, plant and equipment, net) and a reduction to Guarantor equity. Gain on sale of subsidiary was previously classified as an adjustment to the consolidated full cost pool through elimination in the condensed consolidating balance sheets. The impact of these revisions was not material to any previously issued financial statements.

(3)	Guarantor and Consolidated accounts payable and accrued expenses have been restated to reflect accrual of the CO2 delivery shortfall penalty. See Note 2.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2014 (Restated)
Total revenues	$—	$379,050	$64,093	$(87)	$443,056
Expenses
Direct operating expenses(1)	—	138,402	4,810	(87)	143,125
General and administrative	148	36,947	1,443	—	38,538
Depreciation, depletion, amortization and accretion	—	120,577	15,876	—	136,453
Impairment	—	122,466	42,313	—	164,779
Loss on derivative contracts	—	34,102	8,389	—	42,491
Total expenses(1)	148	452,494	72,831	(87)	525,386
Loss from operations(1)	(148)	(73,444)	(8,738)	—	(82,330)
Equity earnings from subsidiaries	(73,985)	(2,777)	—	76,762	—
Interest (expense) income	(62,186)	143	—	—	(62,043)
Other income, net	—	2,093	1	—	2,094
Loss before income taxes(1)	(136,319)	(73,985)	(8,737)	76,762	(142,279)
Income tax expense	17	—	110	—	127
Net loss(1)	(136,336)	(73,985)	(8,847)	76,762	(142,406)
Less: net loss attributable to noncontrolling interest	—	—	—	(6,070)	(6,070)
Net loss attributable to SandRidge Energy, Inc.(1)	$(136,336)	$(73,985)	$(8,847)	$82,832	$(136,336)
____________________

(1)	Guarantor and Consolidated direct operating expenses have been restated to reflect accrual of the CO2 delivery shortfall penalty. See Note 2.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2013 (Restated)
Total revenues	$—	$440,318	$77,536	$(6,164)	$511,690
Expenses
Direct operating expenses(1)	—	171,507	12,241	(5,732)	178,016
General and administrative	87	76,819	2,970	(432)	79,444
Depreciation, depletion, amortization and accretion	—	159,890	22,751	—	182,641
Loss on derivative contracts	—	30,900	9,997	—	40,897
Loss on sale of assets	—	290,956	107,218	—	398,174
Total expenses(1)	87	730,072	155,177	(6,164)	879,172
Loss from operations(1)	(87)	(289,754)	(77,641)	—	(367,482)
Equity earnings from subsidiaries	(314,780)	(26,641)	—	341,421	—
Interest (expense) income	(86,103)	193	—	—	(85,910)
Loss on extinguishment of debt	(82,005)	—	—	—	(82,005)
Other income (expense), net	—	1,422	(811)	—	611
Loss before income taxes(1)	(482,975)	(314,780)	(78,452)	341,421	(534,786)
Income tax expense	4,321	—	108	—	4,429
Net loss(1)	(487,296)	(314,780)	(78,560)	341,421	(539,215)
Less: net loss attributable to noncontrolling interest	—	—	—	(51,919)	(51,919)
Net loss attributable to SandRidge Energy, Inc.(1)	$(487,296)	$(314,780)	$(78,560)	$393,340	$(487,296)
____________________

(1)	Guarantor and Consolidated direct operating expenses have been restated to reflect accrual of the CO2 delivery shortfall penalty. See Note 2.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2014
Net cash provided by (used in) operating activities	$289,883	$(262,831)	$65,742	$(2,343)	$90,451
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(331,016)	—	—	(331,016)
Proceeds from sale of assets	—	706,158	—	1,208	707,366
Other	—	29,690	(80)	(31,962)	(2,352)
Net cash provided by (used in) investing activities	—	404,832	(80)	(30,754)	373,998
Cash flows from financing activities
Other	75,193	(141,487)	(66,271)	33,097	(99,468)
Net cash provided by (used in) financing activities	75,193	(141,487)	(66,271)	33,097	(99,468)
Net increase (decrease) in cash and cash equivalents	365,076	514	(609)	—	364,981
Cash and cash equivalents at beginning of year	805,505	1,013	8,145	—	814,663
Cash and cash equivalents at end of period	$1,170,581	$1,527	$7,536	$—	$1,179,644

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2013
Net cash (used in) provided by operating activities(1)	$(95,203)	$155,489	$57,994	$3,177	$121,457
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(421,876)	—	—	(421,876)
Proceeds from sale of assets	—	2,559,371	3	—	2,559,374
Other	—	16,947	—	(21,995)	(5,048)
Net cash provided by investing activities	—	2,154,442	3	(21,995)	2,132,450
Cash flows from financing activities
Repayments of borrowings	(1,115,500)	—	—	—	(1,115,500)
Premium on debt redemption	(61,997)	—	—	—	(61,997)
Intercompany borrowings (advances), net(1)	2,287,259	(2,297,970)	10,711	—	—
Other	(29,395)	3,208	(70,074)	18,818	(77,443)
Net cash provided by (used in) financing activities(1)	1,080,367	(2,294,762)	(59,363)	18,818	(1,254,940)
Net increase (decrease) in cash and cash equivalents	985,164	15,169	(1,366)	—	998,967
Cash and cash equivalents at beginning of year	300,228	922	8,616	—	309,766
Cash and cash equivalents at end of period	$1,285,392	$16,091	$7,250	$—	$1,308,733
____________________

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Company’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company’s accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as the Company’s audited consolidated financial statements and the accompanying notes included in the 2013 Form 10-K/A. The Company’s discussion and analysis includes the following subjects:

•	Overview;

•	Results by Segment;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Valuation Allowance.

The financial information with respect to the three-month periods ended March 31, 2014 and 2013, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Restatement of Financial Information. As described further in Note 2 to the accompanying unaudited condensed consolidated financial statements, the Company has restated its unaudited condensed consolidated financial statements and related disclosures for the three-month periods ended March 31, 2014 and 2013. The following discussion and analysis of the Company’s financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in the Company’s previously filed quarterly reports on Form 10-Q for the three-month periods ended March 31, 2014 and 2013.

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

	Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
Results (in thousands)
Revenues
Oil	$279,929	$373,953
NGL	27,589	16,371
Natural gas	97,798	87,693
Other	2,022	3,393
Inter-segment revenue	—	(81)
Total revenues	407,338	481,329
Operating expenses
Production	107,486	141,398
Production taxes	7,807	9,439
Depreciation and depletion—oil and natural gas	115,185	157,526
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
Loss on derivative contracts	42,491	40,897
Loss on sale of assets	—	399,065
Other operating expenses	20,319	32,888
Total operating expenses	463,813	790,992
Loss from operations	$(56,475)	$(309,663)

Production data
Oil (MBbls)	2,885	3,962
NGL (MBbls)	642	480
Natural gas (MMcf)	21,593	27,321
Total volumes (MBoe)	7,126	8,995
Average daily total volumes (MBoe/d)	79.2	99.9
Average prices—as reported(1)
Oil (per Bbl)	$97.03	$94.38
NGL (per Bbl)	$42.97	$34.11
Natural gas (per Mcf)	$4.53	$3.21
Total (per Boe)	$56.88	$53.14
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$95.86	$97.92
NGL (per Bbl)	$42.97	$34.11
Natural gas (per Mcf)	$4.05	$3.19
Total (per Boe)	$54.95	$54.65
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

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

Operating Expenses

Production expense includes the costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses decreased $33.9 million, or 24.0%, for the three-month period ended March 31, 2014 compared to the same period in 2013 due primarily to the decrease in total production and a decrease in production costs per Boe. During the three-month period ended March 31, 2014, production expense was $15.08 per Boe, down from the comparable 2013 period rate of $15.72 per Boe, primarily as a result of the sale of the Gulf Properties in February 2014, which had higher production costs inherent with offshore operations.

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

The company recorded a loss on the sale of assets of $399.1 million for the three-month period ended March 31, 2013 as a result of the sale of the Permian Properties in February 2013. No gain or loss was recognized for the sale of the Gulf Properties in February 2014. See “Note 3 - Divestitures” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the sale of the Gulf Properties.

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

Expenses

The Company’s consolidated expenses for the three-month periods ended March 31, 2014 and 2013 are presented below.

	Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
	(In thousands)
Expenses
Production	$106,856	$140,457
Production taxes	7,807	9,439
Cost of sales	12,481	16,317
Midstream and marketing	16,000	11,803
Depreciation and depletion—oil and natural gas	115,185	157,526
Depreciation and amortization—other	15,522	15,336
Accretion of asset retirement obligations	5,746	9,779
Impairment	164,779	—
General and administrative	38,538	79,444
Loss on derivative contracts	42,491	40,897
(Gain) loss on sale of assets	(19)	398,174
Total expenses(1)	$525,386	$879,172
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

	Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
	(In thousands)
Other income (expense)
Interest expense	$(62,043)	$(85,910)
Loss on extinguishment of debt	—	(82,005)
Other income, net	2,094	611
Total other expense	(59,949)	(167,304)
Loss before income taxes	(142,279)	(534,786)
Income tax expense	127	4,429
Net loss	(142,406)	(539,215)
Less: net loss attributable to noncontrolling interest	(6,070)	(51,919)
Net loss attributable to SandRidge Energy, Inc.	$(136,336)	$(487,296)

Interest expense for the three-month periods ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest expense
Interest expense on debt	$63,378	$86,236
Amortization of debt issuance costs, discounts and premium	2,490	3,680
Interest rate swap loss	—	14
Capitalized interest	(3,825)	(4,020)
Total interest expense	$62,043	$85,910

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

    The Company’s 2014 budget for capital expenditures, including expenditures related to the Company’s drilling programs for the Permian Trust and Mississippian Trust II and net of $205.6 million in drilling carries estimated to be received in 2014, is approximately $1.5 billion. See “Note 6 - Property, Plant and Equipment” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of the drilling carries. The Company expects to fund its near term capital and debt service requirements and working capital needs with cash on hand ($1.2 billion at March 31, 2014), cash flow from operations and available borrowing capacity under its $775.0 million senior credit facility, which is undrawn, other than $29.3 million in letters of credit secured by the senior credit facility that reduce availability on a dollar for dollar basis, at March 31, 2014. The Company has no maturities of long-term debt prior to 2020, and may choose to issue new long-term debt, subject to market availability, as an alternative to borrowing under its senior credit facility. Alternatively, the Company may issue equity or other non-debt securities in the capital markets, depending on market conditions, to address its funding requirements. In the longer term, the Company expects an increasing portion of its funding needs to be covered by increased cash flows from operations, resulting from its drilling program combined with cost cutting initiatives implemented in 2013, and may issue long-term debt or equity or monetize non-core assets to cover any difference between cash flow from operations and capital needs. Further, the majority of the Company’s capital expenditures is discretionary and could be curtailed if the Company’s cash flows decline from expected levels.

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

At March 31, 2014, the Company had a working capital surplus of $905.2 million compared to a surplus of $308.0 million at December 31, 2013. Current assets increased by $284.1 million and current liabilities decreased by $313.1 million at March 31, 2014, compared to December 31, 2013. The increase in current assets is primarily due to a $365.0 million increase in cash and cash equivalents that resulted from the receipt of proceeds from the sale of the Gulf Properties in February 2014, partially offset by cash used for operating activities and capital expenditures. Also as a result of the sale of the Gulf Properties, accounts receivable decreased by $74.8 million, prepaid expenses decreased by $20.2 million, accounts payable and accrued expenses decreased by $91.5 million, and the current asset retirement obligation decreased by $87.1 million. These decreases in current liabilities were slightly offset by a liability of $9.5 million recognized as a result of the Company’s guarantee on behalf of Fieldwood of certain plugging and abandonment obligations as of March 31, 2014. Additionally, the decrease of $20.1 million in the net liability position of the Company’s current derivative contracts was due primarily to the early settlement of derivative contracts in conjunction with the sale of the Gulf Properties.

The remaining decrease in accounts payable and accrued expenses of $130.9 million was primarily due to the payment during the three-month period ended March 31, 2014 of interest payable on certain of the Company’s outstanding senior notes and accrued 2013 bonuses, and other decreases due primarily to fluctuations in the timing and amount of the payment of expenditures related to exploration and production operations. These decreases were slightly offset by an increase of $8.3 million as a result of accruing the CO2 shortfall penalty attributable to the three-month period ended March 31, 2014.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations include long-term debt obligations, a gas gathering agreement, transportation and throughput agreements, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. From time to time, the Company enters into transactions that give rise to significant contractual obligations or otherwise result in significant changes to existing contractual obligations. The sale of the Gulf Properties in February 2014 resulted in the following changes to contractual obligations presented in the 2013 Form 10-K/A.

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

•
Guarantees. As of March 31, 2014, the fair value of the Company’s guarantees of plugging and abandonment obligations associated with the Gulf Properties was $9.5 million. For additional information about the guarantees, which could extend through February 2015, see “Note 3 - Divestitures” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Form 10-K/A. For a discussion of recent accounting pronouncements, see “Note 1 - Basis of Presentation” to the Company’s accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

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
The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of the Permian Properties on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. See “Note 3 - Divestitures” to the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of the sale of the Permian Properties. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the year ended December 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended March 31, 2014. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.
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

A default by the Company under its senior credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of March 31, 2014, the majority of the Company’s open derivative contracts are with counterparties that share in the collateral supporting the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its derivative contracts. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and Mississippian Trust II have each given the counterparties to such contracts a lien on their royalty interests. See “Note 4 - Variable Interest Entities” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Permian Trust’s and the Mississippian Trust II’s derivative contracts.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding such required disclosure. At the time the Original Filing was filed on May 8, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Subsequent to that evaluation, and in the course of a routine review of the Company’s filings by the staff of the SEC, management determined that a material weakness in internal control over financial reporting as further discussed below existed as of March 31, 2014. As a result of the determination of a material weakness in the Company’s internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.

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

Remediation Plan

The Company is remediating the material weakness by revising, clarifying and implementing accounting policies and controls related to the shortfall penalty and, among other things, implementing controls for enhanced review of the Occidental penalty to determine if an accrual is appropriate during each interim period. These actions are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address the material weakness or modify the remediation plan described and will continue to review and make necessary changes to the overall design of its internal controls.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 1A. Risk Factors

There has been no material change to the risk factor previously discussed in Item 1A—Risk Factors in the Company’s 2013 Form 10-K/A.

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