Form 10-Q/A
period 2014-06-30
SANDRIDGE ENERGY INC
filed 2015-01-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q/A
_____(Amendment No. 1)____
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

Explanatory Note

The Company is filing this amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, originally filed with the SEC on August 7, 2014 (the “Original Filing”), to restate its unaudited condensed consolidated financial statements and related footnote disclosures for the three and six-month periods ended June 30, 2014 and 2013. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

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

Historically, based on its determination of the appropriate method of accounting for the annual CO2 delivery shortfall penalty, the Company did not evaluate whether an accrual was needed within each quarterly period prior to the fourth quarter. As a result of consultation with the staff of the SEC, the Company has determined to adopt a different method of accounting for the penalty, which method considers, on a quarterly basis, whether a portion of the annual shortfall delivery penalty should be accrued at the end of each quarter. After applying this method, the Company concluded that it should restate its previously issued unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013 and March 31, 2013. The effect of such corrections is to transfer a portion of the annual accrual that was previously recorded at year-end to certain of the quarter-end periods within such calendar year. No changes are being made to the annual accruals previously recorded. For the three and six-month periods ended June 30, 2014 and 2013, the correction of these errors resulted in the accrual of (i) $8.5 million and $16.8 million in CO2 under delivery shortfall penalties, for the three and six-month periods ended June 30, 2014, respectively, and (ii) $8.1 million and $16.0 million in CO2 under delivery shortfall penalties, for the three and six-month periods ended June 30, 2013, respectively, which were previously included in the total 2013 annual delivery shortfall penalty of $32.7 million recorded in the fourth quarter of 2013. The correction of these errors in the unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2013 did not have any impact to the statement of operations or statement of cash flows for the year ended December 31, 2013 or to the balance sheet as of December 31, 2013. As a result of the above-described adjustments, the Company is presenting in this Form 10-Q/A restated condensed consolidated financial statements for the periods indicated above.

Revision

Additionally, as a result of consultation with the staff of the SEC, the Company has determined that construction of the Century Plant under a construction contract with Occidental should have been accounted for under the full cost method of accounting rather than the completed contract method of accounting. As of June 30, 2014 and December 31, 2013, this change in accounting treatment had no impact on total assets, total liabilities, net income or retained earnings, but resulted in (i) certain equal and offsetting adjustments within current assets or current liabilities as of June 30, 2014 and December 31, 2013 and (ii) certain equal and offsetting adjustments within items comprising net cash provided by operating activities for the six-month periods ended June 30, 2014 and 2013. The Company has determined that none of these revisions are material to the unaudited condensed consolidated financial statements for any of the periods presented in the Original Filing; however, in conjunction with the Company’s need to file this Form 10-Q/A as a result of the error noted above, the Company has determined that it would be appropriate within this Form 10-Q/A to record all such adjustments.

See “Note 2 - Restatement of Previously Issued Financial Statements” of this Form 10-Q/A for more information regarding the impact of the above-described adjustments.

Internal Control Consideration

The Company’s management has determined that the absence of an evaluation of whether an accrual for the annual CO2 delivery shortfall penalty was required within each quarterly period prior to the fourth quarter, in accordance with its prior method of accounting, was a deficiency in its internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at June 30, 2014. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I. Item 4 included in this Form 10-Q/A.

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

SANDRIDGE ENERGY, INC.
FORM 10-Q/A
Quarter Ended June 30, 2014

PART I. Financial Information

ITEM 1. Financial Statements
SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014 (Restated)	December 31, 2013 (Revised)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$918,758	$814,663
Accounts receivable, net	333,300	349,218
Derivative contracts	115	12,779
Prepaid expenses	12,337	39,253
Other current assets	25,106	25,910
Total current assets	1,289,616	1,241,823
Oil and natural gas properties, using full cost method of accounting
Proved	10,807,088	10,972,816
Unproved	309,043	531,606
Less: accumulated depreciation, depletion and impairment	(6,138,833)	(5,762,969)
	4,977,298	5,741,453
Other property, plant and equipment, net	564,521	566,222
Derivative contracts	2,826	14,126
Other assets	78,558	121,171
Total assets	$6,912,819	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	June 30, 2014 (Restated)	December 31, 2013 (Revised)
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$648,434	$812,488
Derivative contracts	56,728	34,267
Asset retirement obligations	—	87,063
Other current liabilities	19,171	—
Total current liabilities	724,333	933,818
Long-term debt	3,195,165	3,194,907
Derivative contracts	5,533	20,564
Asset retirement obligations	55,210	337,054
Other long-term obligations	19,152	22,825
Total liabilities	3,999,393	4,509,168
Commitments and contingencies (Note 12)
Equity
SandRidge Energy, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $265,000	3	3
6.0% Convertible perpetual preferred stock; 2,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $200,000	2	2
7.0% Convertible perpetual preferred stock; 3,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $300,000	3	3
Common stock, $0.001 par value, 800,000 shares authorized; 495,687 issued and 494,546 outstanding at June 30, 2014 and 491,609 issued and 490,290 outstanding at December 31, 2013	485	483
Additional paid-in capital	5,307,814	5,298,301
Additional paid-in capital—stockholder receivable	(3,750)	(3,750)
Treasury stock, at cost	(7,295)	(8,770)
Accumulated deficit	(3,657,455)	(3,460,462)
Total SandRidge Energy, Inc. stockholders’ equity	1,639,807	1,825,810
Noncontrolling interest	1,273,619	1,349,817
Total equity	2,913,426	3,175,627
Total liabilities and equity	$6,912,819	$7,684,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
	(Unaudited)
Revenues
Oil, natural gas and NGL	$339,906	$454,282	$745,222	$932,299
Drilling and services	18,852	16,078	35,932	33,448
Midstream and marketing	14,874	15,198	32,784	28,230
Construction contract	—	23,253	—	23,253
Other	1,082	4,176	3,832	7,447
Total revenues	374,714	512,987	817,770	1,024,677
Expenses
Production	66,953	124,883	173,809	265,340
Production taxes	7,840	6,564	15,647	16,003
Cost of sales	10,469	15,348	22,950	31,665
Midstream and marketing	13,254	14,927	29,254	26,730
Construction contract	—	23,253	—	23,253
Depreciation and depletion—oil and natural gas	97,267	138,903	212,452	296,429
Depreciation and amortization—other	15,411	16,022	30,933	31,358
Accretion of asset retirement obligations	1,065	9,800	6,811	19,579
Impairment	3,133	15,643	167,912	15,643
General and administrative	31,102	65,541	61,531	134,587
Employee termination benefits	813	107,720	8,922	118,118
Loss (gain) on derivative contracts	85,292	(103,654)	127,783	(62,757)
Loss (gain) on sale of assets	36	(349)	17	397,825
Total expenses	332,635	434,601	858,021	1,313,773
Income (loss) from operations	42,079	78,386	(40,251)	(289,096)
Other income (expense)
Interest expense	(61,863)	(61,159)	(123,906)	(147,069)
Loss on extinguishment of debt	—	—	—	(82,005)
Other income (expense), net	1,338	(106)	3,432	505
Total other expense	(60,525)	(61,265)	(120,474)	(228,569)
(Loss) income before income taxes	(18,446)	17,121	(160,725)	(517,665)
Income tax (benefit) expense	(1,194)	508	(1,067)	4,937
Net (loss) income	(17,252)	16,613	(159,658)	(522,602)
Less: net income (loss) attributable to noncontrolling interest	15,642	45,121	9,572	(6,798)
Net loss attributable to SandRidge Energy, Inc.	(32,894)	(28,508)	(169,230)	(515,804)
Preferred stock dividends	13,881	13,881	27,763	27,763
Loss applicable to SandRidge Energy, Inc. common stockholders	$(46,775)	$(42,389)	$(196,993)	$(543,567)
Loss per share
Basic	$(0.10)	$(0.09)	$(0.41)	$(1.14)
Diluted	$(0.10)	$(0.09)	$(0.41)	$(1.14)
Weighted average number of common shares outstanding
Basic	485,318	479,154	485,059	478,494
Diluted	485,318	479,154	485,059	478,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Six Months Ended June 30, 2014 (Restated)
Balance at December 31, 2013	7,650	$8	490,290	$483	$5,294,551	$(8,770)	$(3,460,462)	$1,349,817	$3,175,627
Acquisition of ownership interest	—	—	—	—	(2,074)	—	—	(656)	(2,730)
Sale of royalty trust units	—	—	—	—	4,091	—	—	18,028	22,119
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(103,142)	(103,142)
Purchase of treasury stock	—	—	—	—	—	(3,865)	—	—	(3,865)
Retirement of treasury stock	—	—	—	—	(3,865)	3,865	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	178	—	(2,138)	1,475	—	—	(663)
Stock-based compensation	—	—	—	—	13,499	—	—	—	13,499
Stock-based compensation excess tax benefit	—	—	—	—	2	—	—	—	2
Issuance of restricted stock awards, net of cancellations	—	—	4,078	2	(2)	—	—	—	—
Net (loss) income	—	—	—	—	—	—	(169,230)	9,572	(159,658)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(27,763)	—	(27,763)
Balance at June 30, 2014 (Restated)	7,650	$8	494,546	$485	$5,304,064	$(7,295)	$(3,657,455)	$1,273,619	$2,913,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,658)	$(522,602)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	243,385	327,787
Accretion of asset retirement obligations	6,811	19,579
Impairment	167,912	15,643
Debt issuance costs amortization	4,703	5,369
Amortization of discount, net of premium, on long-term debt	258	789
Loss on extinguishment of debt	—	82,005
Deferred income tax provision	—	4,015
Loss (gain) on derivative contracts	127,783	(62,757)
Cash paid on settlement of derivative contracts	(52,261)	(6,075)
Loss on sale of assets	17	397,825
Stock-based compensation	11,625	72,415
Other	(49)	2,057
Changes in operating assets and liabilities	(119,734)	48,633
Net cash provided by operating activities	230,792	384,683
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(656,699)	(828,585)
Acquisition of assets	(16,553)	(8,602)
Proceeds from sale of assets	707,799	2,563,886
Net cash provided by investing activities	34,547	1,726,699
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	—	(1,115,500)
Premium on debt redemption	—	(61,997)
Debt issuance costs	—	(91)
Proceeds from sale of royalty trust units	22,119	—
Noncontrolling interest distributions	(103,142)	(98,716)
Acquisition of ownership interest	(2,730)	—
Stock-based compensation excess tax benefit	2	—
Purchase of treasury stock	(5,602)	(28,468)
Dividends paid — preferred	(27,763)	(27,763)
Cash (paid) received on settlement of financing derivative contracts	(44,128)	5,728
Net cash used in financing activities	(161,244)	(1,326,807)
NET INCREASE IN CASH AND CASH EQUIVALENTS	104,095	784,575
CASH AND CASH EQUIVALENTS, beginning of year	814,663	309,766
CASH AND CASH EQUIVALENTS, end of period	$918,758	$1,094,341
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(120,339)	$(156,800)
Cash paid for income taxes	$(1,932)	$(2,525)
Supplemental Disclosure of Noncash Investing and Financing Activities
Deposit on pending sale	$—	$(255,000)
Change in accrued capital expenditures	$3,989	$52,715
Asset retirement costs capitalized	$1,944	$2,421

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
Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements as of December 31, 2013 have been derived from the audited financial statements contained in the Company’s amended Annual Report on Form 10-K/A (“2013 Form 10-K/A”) filed on January 8, 2015. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2013 Form 10-K/A. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which consist of normal recurring adjustments, unless otherwise disclosed herein, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K/A.

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

Restatement and Revision of Prior Period Financial Statements. See Note 2 “Restatement of Previously Issued Financial Statements” for a discussion of changes made during the second quarter of 2014 to the accompanying unaudited condensed consolidated financial statements.

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

2. Restatement of Previously Issued Financial Statements

Overview

The Company has determined there were errors in the timing of its accrual of annual CO2 delivery shortfall penalties incurred under its 30-year treating agreement with Occidental Petroleum Corporation (“Occidental”) and has determined that these errors were material to previously issued unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2014 and 2013. For the three and six-month periods ended June 30, 2014 and 2013, the correction of these errors resulted in the accrual of (i) $8.5 million and $16.8 million in CO2 under delivery shortfall penalties, for the three and six-month periods ended June 30, 2014, respectively, and (ii) $8.1 million and $16.0 million in CO2 delivery shortfall penalties, for the three and six-month periods ended June 30, 2013, respectively, which were previously included in the total 2013 annual delivery shortfall penalty of $32.7 million recorded in the fourth quarter of 2013. As a result, these statements have been presented on a restated and amended basis in this Form 10-Q/A. The correction of these errors in the financial statements for the three and six-month periods ended June 30, 2013 did not have any impact to the statement of operations or statement of cash flows for the year ended December 31, 2013 or to the balance sheet as of December 31, 2013.

Additionally, the Company has made certain revisions to its condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 in order to account for activities associated with construction of the Century Plant in Pecos County, Texas (the “Century Plant”) under the full cost method of accounting. The Company has determined that these revisions are not material to the originally issued financial statements; however, in conjunction with the Company’s need to restate its financial statements as a result of the error noted above, the Company has determined that it would be appropriate to make such revisions. The condensed consolidated balance sheet as of December 31, 2013 presented herein is consistent with the revised consolidated balance sheet included in the Company’s 2013 Form 10-K/A.

Financial Statement Presentation

In addition to the restatement of the Company’s unaudited condensed consolidated financial statements, certain information within the following notes to the unaudited condensed consolidated financial statements has been restated and/or revised to reflect the corrections presented in the tables below or to add disclosure language, as appropriate.

•	Note 6. Property, Plant and Equipment

•	Note 12. Commitments and Contingencies

•	Note 15. Earnings (Loss) per Share

•	Note 18. Business Segment Information

•	Note 19. Condensed Consolidating Financial Information

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidated Statements of Operations. The following table presents the impact of the error corrections on the Company’s previously reported unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	As Reported	As Restated	As Reported	As Restated
Production	$58,498	$66,953	$157,033	$173,809
Total expenses	$324,180	$332,635	$841,245	$858,021
Income (loss) from operations	$50,534	$42,079	$(23,475)	$(40,251)
Loss before income taxes	$(9,991)	$(18,446)	$(143,949)	$(160,725)
Net loss	$(8,797)	$(17,252)	$(142,882)	$(159,658)
Net loss attributable to SandRidge Energy, Inc.	$(24,439)	$(32,894)	$(152,454)	$(169,230)
Loss applicable to SandRidge Energy, Inc. common stockholders	$(38,320)	$(46,775)	$(180,217)	$(196,993)
Loss per share
Basic	$(0.08)	$(0.10)	$(0.37)	$(0.41)
Diluted	$(0.08)	$(0.10)	$(0.37)	$(0.41)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As Reported	As Restated	As Reported	As Restated
Production	$116,811	$124,883	$249,312	$265,340
Total expenses	$426,529	$434,601	$1,297,745	$1,313,773
Income (loss) from operations	$86,458	$78,386	$(273,068)	$(289,096)
Income (loss) before income taxes	$25,193	$17,121	$(501,637)	$(517,665)
Net income (loss)	$24,685	$16,613	$(506,574)	$(522,602)
Net loss attributable to SandRidge Energy, Inc.	$(20,436)	$(28,508)	$(499,776)	$(515,804)
Loss applicable to SandRidge Energy, Inc. common stockholders	$(34,317)	$(42,389)	$(527,539)	$(543,567)
Loss per share
Basic	$(0.07)	$(0.09)	$(1.10)	$(1.14)
Diluted	$(0.07)	$(0.09)	$(1.10)	$(1.14)

Condensed Consolidated Statements of Cash Flows. The following table presents the impact of the error corrections on the Company’s previously reported unaudited condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	As Reported	As Restated	As Reported	As Restated
Net loss	$(142,882)	$(159,658)	$(506,574)	$(522,602)
Changes in operating assets and liabilities	$(136,510)	$(119,734)	$32,605	$48,633

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidated Balance Sheets. The Company has determined that unreimbursed costs incurred by the Company on behalf of Occidental during construction of the Century Plant that were previously presented as costs in excess of billings and contract loss should have been presented under the full cost method of accounting as an account receivable. Accordingly, the Company has restated and/or revised the unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 to reflect this presentation. This revision did not have any impact to total current assets as of June 30, 2014 or December 31, 2013. Additionally, the unaudited condensed consolidated balance sheet as of June 30, 2014 includes the accrual of a $16.8 million CO2 under delivery shortfall penalty for the six-month period ended June 30, 2014 as described above.

The following tables present the impact of these adjustments on the Company’s previously reported unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	As Reported	As Restated
Current assets
Costs in excess of billings and contract loss	$3,435	$—
Other current assets	$21,671	$25,106

Current liabilities
Accounts payable and accrued expenses	631,658	648,434
Total current liabilities	707,557	724,333
Total liabilities	3,982,617	3,999,393

Equity
Accumulated deficit	(3,640,679)	(3,657,455)
Total SandRidge Energy, Inc. stockholders’ equity	1,656,583	1,639,807
Total equity	2,930,202	2,913,426

	December 31, 2013
	As Reported	As Revised
Current assets
Costs in excess of billings and contract loss	$4,079	$—
Other current assets	$21,831	$25,910

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

Sale of Gulf of Mexico and Gulf Coast Properties

On February 25, 2014, the Company sold subsidiaries that owned the Company’s Gulf of Mexico and Gulf Coast oil and natural gas properties (the “Gulf Properties”) for approximately $703.5 million, net of working capital adjustments and post-closing adjustments, and the buyer’s assumption of approximately $366.0 million of related asset retirement obligations to Fieldwood Energy LLC (“Fieldwood”). This transaction did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as a reduction of its full cost pool with no gain or loss on the sale. See Note 16 for discussion of Fieldwood’s related party affiliation with the Company.

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

See Note 20 for discussion of the Royalty Trusts’ distributions announced in July 2014.

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

The Company and one of its wholly owned subsidiaries entered into a development agreement with each Royalty Trust that obligates the Company to drill, or cause to be drilled, a specified number of wells within respective areas of mutual interest, which are also subject to the royalty interests granted to the Mississippian Trust I, the Permian Trust and the Mississippian Trust II, by December 31, 2015, March 31, 2016 and December 31, 2016, respectively. Following the end of the fourth full calendar quarter subsequent to the Company’s satisfaction of its drilling obligation (the “subordination period”), the subordinated units of each Royalty Trust will automatically convert into common units on a one-for-one basis and the Company’s right to receive incentive distributions will terminate. One of the Company’s wholly owned subsidiaries also granted to each Royalty Trust a lien on the Company’s interests in the properties where the development wells will be drilled in order to secure the estimated amount of drilling costs for the Royalty Trust’s interests in the wells. As the Company fulfills its drilling obligation to each Royalty Trust, development wells that have been drilled and perforated for completion are released from the lien and the total amount that may be recovered by each Royalty Trust is proportionately reduced. As of June 30, 2014, the total maximum amount recoverable by the Permian Trust and the Mississippian Trust II under the remaining liens was approximately $48.2 million. The Company fulfilled its drilling obligation to the Mississippian Trust I in the second quarter of 2013 and the related lien was released. See Note 20 for discussion of the conversion of Mississippian Trust I subordinated units to common units.

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

See Note 12 for discussion of the Company’s legal proceedings to which the Mississippian Trust I and Mississippian Trust II are also parties.

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

See Note 10 for further discussion of the Company’s derivative contracts.

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

Fair Value of Financial Instruments

The Company measures the fair value of its senior notes using pricing for the senior notes that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Notes due 2020(1)	$483,750	$445,062	$486,000	$444,736
7.5% Senior Notes due 2021(2)	1,273,465	1,178,708	1,230,813	1,178,922
8.125% Senior Notes due 2022	825,000	750,000	795,000	750,000
7.5% Senior Notes due 2023(3)	893,063	821,395	837,375	821,249
____________________

(1)	Carrying value is net of $4,938 and $5,264 discount at June 30, 2014 and December 31, 2013, respectively.

(2)	Carrying value includes a premium, applicable to notes issued in August 2012, of $3,708 and $3,922 at June 30, 2014 and December 31, 2013, respectively.

(3)	Carrying value is net of $3,605 and $3,751 discount at June 30, 2014 and December 31, 2013, respectively.

See Note 9 for discussion of the Company’s long-term debt.

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

Century Plant Construction Costs

Included in proved oil and natural gas properties is approximately $180.0 million of costs in excess of contracted and reimbursed amounts incurred by the Company during construction of the Century Plant in Pecos County, Texas pursuant to an agreement with Occidental. Due to the high-CO2 content of the Company’s reserves in the Piñon Field and the absence of adequate processing capacity in the Piñon Field area, construction of a large-scale processing facility, such as the Century Plant, was necessary for the development of the Company’s natural gas reserves in that area. The Company entered into the construction agreement and a related treating agreement with Occidental solely to facilitate the development of its reserves in the Piñon Field and greater West Texas Overthrust area and, accordingly, has recorded these unreimbursed costs as development costs within its full cost pool. See Note 12 for discussion of the related treating agreement.

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

9. Long-Term Debt

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

Senior Fixed Rate Notes

The Company’s unsecured senior fixed rate notes (“Senior Fixed Rate Notes”) bear interest at a fixed rate per annum, payable semi-annually, with the principal due upon maturity. Certain of the Senior Fixed Rate Notes were issued at a discount or a premium. The discount or premium is amortized to interest expense over the term of the respective series of Senior Fixed Rate Notes. The Senior Fixed Rate Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. See Note 19 for condensed financial information of the subsidiary guarantors.

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

11. Asset Retirement Obligations

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

12. Commitments and Contingencies

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

Under certain circumstances, the Company will have the right, beginning in 2020, to reduce future minimum annual CO2 volume requirements under the agreement by paying Occidental an amount equal to the present value of $0.70 multiplied by such reduced CO2 volume requirements as designated by the Company. As of June 30, 2014, if the Company were to cease delivering natural gas for processing and made no future CO2 deliveries from such date until 2020, the estimated amount required to be paid in 2020 in order to adjust the future CO2 volume requirements to zero, including applicable annual delivery shortfall penalties, would be approximately $587.5 million. This amount will continue to decrease as future deliveries of CO2 are made. The Company also may terminate the treating agreement at any time, which would require a termination payment by the Company to Occidental of an amount equal to (a) the present value of $0.70 multiplied by the remaining CO2 volumes required to be delivered under the agreement, plus (b) Occidental’s current net book value of the Century Plant.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Based upon the quantity of CO2 delivered by the Company during the period from January 1, 2014 through June 30, 2014 and estimated quantities the Company expects to deliver during the remainder of 2014, the Company accrued estimated annual under delivery penalties ($0.25 per Mcf) of approximately $8.5 million and $16.8 million for the three and six-month periods ended June 30, 2014. Additionally, the Company has included an accrued expense for the three and six-month periods ended June 30, 2013 of $8.1 million and $16.0 million for the $0.25 Mcf fee attributable to the estimated 2013 annual under delivery penalty based upon the quantity of CO2 delivered by the Company during the period from January 1, 2013 through June 30, 2013 as described in Note 2. Based on current projected natural gas production levels, the Company expects to accrue between approximately $30.0 million and $37.0 million during the year ending December 31, 2014 for amounts related to the Company’s anticipated shortfall in meeting its 2014 annual delivery obligations. The Company has not accrued any liability for the $0.70 per Mcf fee (approximately $47.0 million total) that would be due in 2041 if these anticipated shortfalls occur and are not made up in the future as the Company does not currently believe such payment is probable.

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

Risks and Uncertainties

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company enters into derivative arrangements in order to mitigate a portion of the effect of this price volatility on the Company’s cash flows. See Note 10 for the Company’s open oil and natural gas derivative contracts.

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

See Note 17 for discussion of the Company’s performance units.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three and six-month periods ended June 30, 2014 and 2013:

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended June 30, 2014 (Restated)
Basic loss per share	$(46,775)	485,318	$(0.10)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(46,775)	485,318	$(0.10)
Three Months Ended June 30, 2013 (Restated)
Basic loss per share	$(42,389)	$479,154	$(0.09)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(42,389)	479,154	$(0.09)

Six Months Ended June 30, 2014 (Restated)
Basic loss per share	$(196,993)	485,059	$(0.41)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(196,993)	485,059	$(0.41)
Six Months Ended June 30, 2013 (Restated)
Basic loss per share	$(543,567)	478,494	$(1.14)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(543,567)	478,494	$(1.14)
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

See Note 13 for discussion of preferred stock dividends.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

16. Related Party Transactions

Former Chairman and CEO Severance. On June 28, 2013, the Company’s then current CEO, Tom Ward, separated employment from the Company. In accordance with the terms of Mr. Ward’s employment agreement, the Company incurred $58.2 million in salary and bonus expense and $36.8 million associated with the accelerated vesting of 6.3 million shares of restricted stock awards during the three and six-month periods ended June 30, 2013. As of June 30, 2014, the remaining amounts due under the terms of his employment agreement include $3.9 million to be paid in monthly installments through December 2016. These amounts are included in other current liabilities and other long-term obligations in the accompanying unaudited condensed consolidated balance sheet. See Note 13 for discussion of the stockholder receivable due from Mr. Ward.

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

17. Performance Units

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)	Drilling and Oil Field Services(2)	Midstream Services	All Other	Consolidated Total
Three Months Ended June 30, 2014 (Restated)
Revenues	$339,906	$51,891	$38,420	$1,105	$431,322
Inter-segment revenue	—	(33,062)	(23,546)	—	(56,608)
Total revenues	$339,906	$18,829	$14,874	$1,105	$374,714

Income (loss) from operations(3)	$69,782	$(2,347)	$(2,345)	$(23,011)	$42,079
Interest expense	(4)	—	—	(61,859)	(61,863)
Other (expense) income, net	(49)	(75)	—	1,462	1,338
Income (loss) before income taxes(3)	$69,729	$(2,422)	$(2,345)	$(83,408)	$(18,446)
Capital expenditures(4)	$356,568	$6,654	$5,808	$7,907	$376,937
Depreciation, depletion, amortization, accretion and impairment	$98,357	$10,794	$2,509	$5,216	$116,876
Three Months Ended June 30, 2013 (Restated)
Revenues	$458,374	$47,100	$64,291	$778	$570,543
Inter-segment revenue	(81)	(31,011)	(26,464)	—	(57,556)
Total revenues	$458,293	$16,089	$37,827	$778	$512,987

Income (loss) from operations(3)	$233,594	$(19,443)	$(7,956)	$(127,809)	$78,386
Interest income (expense)	317	—	(84)	(61,392)	(61,159)
Other (expense) income, net	(330)	—	135	89	(106)
Income (loss) before income taxes(3)	$233,581	$(19,443)	$(7,905)	$(189,112)	$17,121
Capital expenditures(4)	$358,582	$883	$15,111	$12,582	$387,158
Depreciation, depletion, amortization, accretion and impairment	$148,884	$19,478	$4,017	$7,989	$180,368

Six Months Ended June 30, 2014 (Restated)
Revenues	$747,244	$98,971	$84,715	$2,075	$933,005
Inter-segment revenue	—	(63,039)	(52,196)	—	(115,235)
Total revenues	$747,244	$35,932	$32,519	$2,075	$817,770

Income (loss) from operations(3)	$13,306	$(5,449)	$(3,756)	$(44,352)	$(40,251)
Interest income (expense), net	139	—	—	(124,045)	(123,906)
Other (expense) income, net	(234)	(473)	—	4,139	3,432
Income (loss) before income taxes(3)	$13,211	$(5,922)	$(3,756)	$(164,258)	$(160,725)
Capital expenditures(4)	$620,809	$7,275	$11,766	$12,860	$652,710
Depreciation, depletion, amortization, accretion and impairment	$384,176	$18,506	$4,950	$10,476	$418,108
At June 30, 2014 (Restated)
Total assets	$5,288,478	$142,858	$193,867	$1,287,616	$6,912,819

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production(1)	Drilling and Oil Field Services(2)	Midstream Services	All Other	Consolidated Total
Six Months Ended June 30, 2013 (Restated)
Revenues	$939,784	$96,837	$101,125	$1,631	$1,139,377
Inter-segment revenue	(162)	(63,378)	(51,160)	—	(114,700)
Total revenues	$939,622	$33,459	$49,965	$1,631	$1,024,677

Loss from operations(3)	$(76,070)	$(28,408)	$(10,415)	$(174,203)	$(289,096)
Interest income (expense), net	635	—	(209)	(147,495)	(147,069)
Loss on extinguishment of debt	—	—	—	(82,005)	(82,005)
Other income (expense), net	298	—	(664)	871	505
Loss before income taxes(3)	$(75,137)	$(28,408)	$(11,288)	$(402,832)	$(517,665)
Capital expenditures(4)	$716,173	$1,515	$30,332	$27,850	$775,870
Depreciation, depletion, amortization, accretion and impairment	$316,397	$28,292	$5,705	$12,615	$363,009
At December 31, 2013
Total assets	$6,157,225	$158,737	$188,165	$1,180,668	$7,684,795
____________________

(1)
Income (loss) from operations includes a full cost ceiling limitation impairment of $164.8 million for the six-month period ended June 30, 2014, and a loss on the sale of the Permian Properties of $399.1 million for the six-month period ended June 30, 2013.

(2)
Income (loss) from operations includes an impairment of $3.1 million and $10.6 million on certain drilling assets held for sale for the three and six-month periods ended June 30, 2014 and 2013, respectively.

(3)
Loss from operations and loss before income taxes have been restated for the Exploration and Production segment and the Consolidated Total to reflect the impact of the accrual of the CO2 delivery shortfall penalty attributable to the three and six-month periods ended June 30, 2014 and 2013. See Note 2.

(4)	On an accrual basis and exclusive of acquisitions.

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

Certain of the Company’s wholly owned subsidiaries that were sold in February 2014, as discussed in Note 3, guaranteed the Company’s registered debt. Upon the closing of the sale, these subsidiaries were released from their guarantees. The condensed consolidating financial information in the tables below reflects these subsidiaries’ financial information through the date of the sale.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2014 (Restated)
	Parent	Guarantors(1)	Non-Guarantors	Eliminations	Consolidated(1)
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$910,633	$1,249	$6,876	$—	$918,758
Accounts receivable, net	—	315,004	18,296	—	333,300
Intercompany accounts receivable	278,510	1,347,065	57,708	(1,683,283)	—
Derivative contracts	—	2,179	115	(2,179)	115
Prepaid expenses	—	12,345	—	(8)	12,337
Other current assets	1,388	23,703	15	—	25,106
Total current assets	1,190,531	1,701,545	83,010	(1,685,470)	1,289,616
Property, plant and equipment, net	—	4,435,593	1,106,226	—	5,541,819
Investment in subsidiaries	6,010,522	18,366	—	(6,028,888)	—
Derivative contracts	—	3,473	1,568	(2,215)	2,826
Other assets	64,364	20,077	19	(5,902)	78,558
Total assets	$7,265,417	$6,179,054	$1,190,823	$(7,722,475)	$6,912,819
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$201,911	$442,744	$3,787	$(8)	$648,434
Intercompany accounts payable	1,341,438	303,834	38,011	(1,683,283)	—
Derivative contracts	—	55,875	3,032	(2,179)	56,728
Other current liabilities	7,144	12,027	—	—	19,171
Total current liabilities	1,550,493	814,480	44,830	(1,685,470)	724,333
Investment in subsidiaries	873,956	146,639	—	(1,020,595)	—
Long-term debt	3,201,067	—	—	(5,902)	3,195,165
Derivative contracts	—	7,101	647	(2,215)	5,533
Asset retirement obligations	—	55,210	—	—	55,210
Other long-term obligations	94	19,058	—	—	19,152
Total liabilities	5,625,610	1,042,488	45,477	(2,714,182)	3,999,393
Equity
SandRidge Energy, Inc. stockholders’ equity	1,639,807	5,136,566	1,145,346	(6,281,912)	1,639,807
Noncontrolling interest	—	—	—	1,273,619	1,273,619
Total equity	1,639,807	5,136,566	1,145,346	(5,008,293)	2,913,426
Total liabilities and equity	$7,265,417	$6,179,054	$1,190,823	$(7,722,475)	$6,912,819

(1)	Guarantor and Consolidated accounts payable and accrued expenses have been restated to reflect accrual of the CO2 shortfall penalty. See Note 2.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2014 (Restated)
Total revenues	$—	$314,521	$60,205	$(12)	$374,714
Expenses
Direct operating expenses(1)	—	93,597	4,931	(12)	98,516
General and administrative	71	30,481	1,363	—	31,915
Depreciation, depletion, amortization and accretion	—	99,237	14,506	—	113,743
Impairment	—	3,133	—	—	3,133
Loss on derivative contracts	—	67,509	17,783	—	85,292
Loss on sale of assets	—	36	—	—	36
Total expenses(1)	71	293,993	38,583	(12)	332,635
(Loss) income from operations(1)	(71)	20,528	21,622	—	42,079
Equity earnings from subsidiaries	27,725	5,863	—	(33,588)	—
Interest expense	(61,859)	(4)	—	—	(61,863)
Other income, net	—	1,338	—	—	1,338
(Loss) income before income taxes(1)	(34,205)	27,725	21,622	(33,588)	(18,446)
Income tax (benefit) expense	(1,311)	—	117	—	(1,194)
Net (loss) income(1)	(32,894)	27,725	21,505	(33,588)	(17,252)
Less: net income attributable to noncontrolling interest	—	—	—	15,642	15,642
Net (loss) income attributable to SandRidge Energy, Inc.(1)	$(32,894)	$27,725	$21,505	$(49,230)	$(32,894)

(1)	Guarantor and Consolidated direct operating expenses have been restated to reflect accrual of the CO2 delivery shortfall penalty. See Note 2.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2013 (Restated)
Total revenues	$—	$425,319	$81,956	$5,712	$512,987
Expenses
Direct operating expenses(1)	—	173,539	6,156	5,280	184,975
General and administrative	88	171,652	1,089	432	173,261
Depreciation, depletion, amortization and accretion	—	141,299	23,426	—	164,725
Impairment	—	12,703	2,940	—	15,643
Gain on derivative contracts	—	(88,653)	(15,001)	—	(103,654)
Gain on sale of assets	—	(340)	(9)	—	(349)
Total expenses(1)	88	410,200	18,601	5,712	434,601
(Loss) income from operations(1)	(88)	15,119	63,355	—	78,386
Equity earnings from subsidiaries	33,378	18,233	—	(51,611)	—
Interest (expense) income	(61,392)	233	—	—	(61,159)
Other (expense) income, net	—	(207)	101	—	(106)
(Loss) income before income taxes(1)	(28,102)	33,378	63,456	(51,611)	17,121
Income tax expense	406	—	102	—	508
Net (loss) income(1)	(28,508)	33,378	63,354	(51,611)	16,613
Less: net income attributable to noncontrolling interest	—	—	—	45,121	45,121
Net (loss) income attributable to SandRidge Energy, Inc.(1)	$(28,508)	$33,378	$63,354	$(96,732)	$(28,508)
____________________

(1)	Guarantor and Consolidated direct operating expenses have been restated to reflect accrual of the CO2 delivery shortfall penalty. See Note 2.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2014 (Restated)
Total revenues	$—	$693,570	$124,299	$(99)	$817,770
Expenses
Direct operating expenses(1)	—	232,018	9,741	(99)	241,660
General and administrative	220	67,426	2,807	—	70,453
Depreciation, depletion, amortization and accretion	—	219,814	30,382	—	250,196
Impairment	—	125,599	42,313	—	167,912
Loss on derivative contracts	—	101,611	26,172	—	127,783
Loss on sale of assets	—	17	—	—	17
Total expenses(1)	220	746,485	111,415	(99)	858,021
(Loss) income from operations(1)	(220)	(52,915)	12,884	—	(40,251)
Equity earnings from subsidiaries	(46,259)	3,086	—	43,173	—
Interest (expense) income	(124,045)	139	—	—	(123,906)
Other income, net	—	3,431	1	—	3,432
(Loss) income before income taxes(1)	(170,524)	(46,259)	12,885	43,173	(160,725)
Income tax (benefit) expense	(1,294)	—	227	—	(1,067)
Net (loss) income(1)	(169,230)	(46,259)	12,658	43,173	(159,658)
Less: net income attributable to noncontrolling interest	—	—	—	9,572	9,572
Net (loss) income attributable to SandRidge Energy, Inc.(1)	$(169,230)	$(46,259)	$12,658	$33,601	$(169,230)
____________________

(1)	Guarantor and Consolidated direct operating expenses have been restated to reflect accrual of the CO2 delivery shortfall penalty. See Note 2.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2013 (Restated)
Total revenues	$—	$865,636	$159,484	$(443)	$1,024,677
Expenses
Direct operating expenses(1)	—	345,046	18,388	(443)	362,991
General and administrative	175	248,470	4,060	—	252,705
Depreciation, depletion, amortization and accretion	—	301,188	46,178	—	347,366
Impairment	—	12,703	2,940	—	15,643
Gain on derivative contracts	—	(57,753)	(5,004)	—	(62,757)
Loss on sale of assets	—	290,616	107,209	—	397,825
Total expenses(1)	175	1,140,270	173,771	(443)	1,313,773
Loss from operations(1)	(175)	(274,634)	(14,287)	—	(289,096)
Equity earnings from subsidiaries	(281,402)	(8,409)	—	289,811	—
Interest (expense) income	(147,495)	426	—	—	(147,069)
Loss on extinguishment of debt	(82,005)	—	—	—	(82,005)
Other income (expense), net	—	1,215	(710)	—	505
Loss before income taxes(1)	(511,077)	(281,402)	(14,997)	289,811	(517,665)
Income tax expense	4,727	—	210	—	4,937
Net loss(1)	(515,804)	(281,402)	(15,207)	289,811	(522,602)
Less: net loss attributable to noncontrolling interest	—	—	—	(6,798)	(6,798)
Net loss attributable to SandRidge Energy, Inc.(1)	$(515,804)	$(281,402)	$(15,207)	$296,609	$(515,804)
____________________

(1)	Guarantor and Consolidated direct operating expenses have been restated to reflect accrual of the CO2 delivery shortfall penalty. See Note 2.

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

20. Subsequent Events

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

Restatement of Financial Information. As described further in Note 2 to the accompanying unaudited condensed consolidated financial statements, the Company has restated its unaudited condensed consolidated financial statements and related disclosures for the three and six-month periods ended June 30, 2014 and 2013. The following discussion and analysis of the Company’s financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in the Company’s previously filed quarterly reports on Form 10-Q for the three and six-month periods ended June 30, 2014 and 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
Results (in thousands)
Revenues
Oil	$239,857	$341,712	$519,786	$715,665
NGL	27,233	18,110	54,822	34,481
Natural gas	72,816	94,460	170,614	182,153
Other	—	4,092	2,022	7,485
Inter-segment revenue	—	(81)	—	(162)
Total revenues	339,906	458,293	747,244	939,622
Operating expenses
Production	67,531	125,653	175,017	267,051
Production taxes	7,840	6,564	15,647	16,003
Depreciation and depletion—oil and natural gas	97,267	138,903	212,452	296,429
Accretion of asset retirement obligations	1,065	9,800	6,811	19,579
Impairment	—	—	164,779	—
Loss (gain) on derivative contracts	85,292	(103,654)	127,783	(62,757)
(Gain) loss on sale of assets	(22)	(16)	(22)	399,049
Other operating expenses	11,151	47,449	31,471	80,338
Total operating expenses	270,124	224,699	733,938	1,015,692
Income (loss) from operations	$69,782	$233,594	$13,306	$(76,070)

Production data
Oil (MBbls)	2,398	3,568	5,283	7,530
NGL (MBbls)	748	551	1,390	1,031
Natural gas (MMcf)	19,240	25,233	40,833	52,554
Total volumes (MBoe)	6,353	8,325	13,479	17,320
Average daily total volumes (MBoe/d)	69.8	91.5	74.5	95.7
Average prices—as reported(1)
Oil (per Bbl)	$100.02	$95.77	$98.39	$95.04
NGL (per Bbl)	$36.41	$32.87	$39.44	$33.44
Natural gas (per Mcf)	$3.78	$3.74	$4.18	$3.47
Total (per Boe)	$53.50	$54.57	$55.29	$53.83
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$96.91	$100.99	$96.34	$99.37
NGL (per Bbl)	$36.41	$32.87	$39.44	$33.44
Natural gas (per Mcf)	$3.49	$3.68	$3.78	$3.43
Total (per Boe)	$51.44	$56.62	$53.30	$55.59
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

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

Operating Expenses

Production expense includes the costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses decreased $58.1 million, or 46.3%, and $92.0 million, or 34.5%, for the three and six-month periods ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to the decrease in total production and a decrease in production costs per Boe. During the three and six-month periods ended June 30, 2014, production expense was $10.63 and $12.98 per Boe, respectively, down from the comparable 2013 period rates of $15.09 and $15.42 per Boe, primarily as a result of the sale of the Gulf Properties in February 2014, which had higher production costs inherent with offshore operations.

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

During the second quarter of 2013, the Company substantially completed the construction of a series of electrical transmission expansion and upgrade projects for a third party and, as a result, recognized construction contract revenue and costs equal to $23.3 million. For more information about these projects, see “Note 8 - Construction Contracts” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Expenses

The Company’s consolidated expenses for the three and six-month periods ended June 30, 2014 and 2013 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
	(In thousands)
Expenses
Production	$66,953	$124,883	$173,809	$265,340
Production taxes	7,840	6,564	15,647	16,003
Cost of sales	10,469	15,348	22,950	31,665
Midstream and marketing	13,254	14,927	29,254	26,730
Construction contract	—	23,253	—	23,253
Depreciation and depletion—oil and natural gas	97,267	138,903	212,452	296,429
Depreciation and amortization—other	15,411	16,022	30,933	31,358
Accretion of asset retirement obligations	1,065	9,800	6,811	19,579
Impairment	3,133	15,643	167,912	15,643
General and administrative	31,102	65,541	61,531	134,587
Employee termination benefits	813	107,720	8,922	118,118
Loss (gain) on derivative contracts	85,292	(103,654)	127,783	(62,757)
Loss (gain) on sale of assets	36	(349)	17	397,825
Total expenses(1)	$332,635	$434,601	$858,021	$1,313,773
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
	(In thousands)
Other income (expense)
Interest expense	$(61,863)	$(61,159)	$(123,906)	$(147,069)
Loss on extinguishment of debt	—	—	—	(82,005)
Other income (expense), net	1,338	(106)	3,432	505
Total other expense	(60,525)	(61,265)	(120,474)	(228,569)
(Loss) income before income taxes	(18,446)	17,121	(160,725)	(517,665)
Income tax (benefit) expense	(1,194)	508	(1,067)	4,937
Net (loss) income	(17,252)	16,613	(159,658)	(522,602)
Less: net income (loss) attributable to noncontrolling interest	15,642	45,121	9,572	(6,798)
Net loss attributable to SandRidge Energy, Inc.	$(32,894)	$(28,508)	$(169,230)	$(515,804)

Interest expense for the three and six-month periods ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest expense
Interest expense on debt	$63,509	$63,046	$126,887	$149,282
Amortization of debt issuance costs, discounts and premium	2,471	2,478	4,961	6,158
Interest rate swap loss	—	—	—	14
Capitalized interest	(4,117)	(4,365)	(7,942)	(8,385)
Total interest expense	$61,863	$61,159	$123,906	$147,069

Total interest expense decreased $23.2 million for the six-month period ended June 30, 2014 compared to the same period in 2013, primarily due to a reduction in interest expense associated with the senior notes repurchased and redeemed in the first quarter of 2013. See “Note 9 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2013.

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

At June 30, 2014, the Company had a working capital surplus of $565.3 million compared to a surplus of $308.0 million at December 31, 2013. Current assets increased by $47.8 million and current liabilities decreased by $209.5 million at June 30, 2014, compared to December 31, 2013. The increase in current assets is primarily due to a $104.1 million increase in cash and cash equivalents that resulted from the receipt of proceeds from the sale of the Gulf Properties in February 2014, partially offset by cash used for operating activities and capital expenditures. This increase was further offset by decreases of $26.9 million in prepaid expenses and $15.9 million in accounts receivable, also due primarily to the sale of the Gulf Properties as well as fluctuations in the timing and amount of collections of receivables, and a decrease of $12.7 million in the net asset position of the Company’s current derivative contracts due to an increase in the future market prices for oil and natural gas compared to contract prices since December 31, 2013, and the settlement of derivative contracts during the six-month period ended June 30, 2014. The decrease in current liabilities is primarily due to a decrease of $164.1 million in accounts payable and accrued expenses and a decrease of $87.1 million in the current asset retirement obligation, primarily due to the sale of the Gulf Properties. Additionally, accounts payable and accrued expenses further decreased due to distributions paid to noncontrolling interest owners, the payment of accrued 2013 bonuses and other changes due primarily to fluctuations in the timing and amount of the payment of expenditures related to exploration and production operations during the six-month period ended June 30, 2014. These decreases in current liabilities were slightly offset by an increase of $22.5 million in the net liability position of the Company’s current derivative contracts, an increase of $16.8 million as a result of accruing the CO2 shortfall penalty attributable to the six-month period ended June 30, 2014, and a liability of $12.0 million recognized as a result of the Company’s guarantee on behalf of Fieldwood of certain plugging and abandonment obligations as of June 30, 2014.

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

For more information about the senior credit facility and the Senior Fixed Rate Notes, see “Note 9 - Long-Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset for the period ended December 31, 2008. This valuation allowance has been maintained since 2008. See “Note 14 - Income Taxes” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for more discussion on maintaining the valuation allowance against the Company’s net deferred tax asset.
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

See “Note 10 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the Company’s commodity derivatives.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information the Company is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding such required disclosure. At the time the Original Filing was filed on August 7, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Subsequent to that evaluation, and in the course of a routine review of the Company’s filings by the staff of the SEC, management determined that a material weakness in internal control over financial reporting as further described below existed as of June 30, 2014. As a result of the determination of a material weakness in the Company’s internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 1A. Risk Factors

There has been no material change to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2013 Form 10-K/A.

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