Form 10-Q
period 2015-06-30
SANDRIDGE ENERGY INC
filed 2015-08-06
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2015, was 518,204,476.

References in this report to the “Company” and “SandRidge” mean SandRidge Energy, Inc., including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations and financial performance and condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”) and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended June 30, 2015

PART I. Financial Information

ITEM 1. Financial Statements
SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$983,617	$181,253
Accounts receivable, net	237,720	330,077
Derivative contracts	120,575	291,414
Prepaid expenses	9,938	7,981
Other current assets	25,985	21,193
Total current assets	1,377,835	831,918
Oil and natural gas properties, using full cost method of accounting
Proved	12,199,049	11,707,147
Unproved	261,657	290,596
Less: accumulated depreciation, depletion and impairment	(9,131,153)	(6,359,149)
	3,329,553	5,638,594
Other property, plant and equipment, net	556,848	576,463
Derivative contracts	23,470	47,003
Other assets	147,342	165,247
Total assets	$5,435,048	$7,259,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$494,675	$683,392
Derivative contracts	102	—
Deferred tax liability	52,763	95,843
Other current liabilities	3,791	5,216
Total current liabilities	551,331	784,451
Long-term debt	4,395,639	3,195,436
Derivative contracts	26	—
Asset retirement obligations	57,084	54,402
Other long-term obligations	15,396	15,116
Total liabilities	5,019,476	4,049,405
Commitments and contingencies (Note 10)
Equity
SandRidge Energy, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at June 30, 2015 and December 31, 2014; aggregate liquidation preference of $265,000	3	3
7.0% Convertible perpetual preferred stock; 3,000 shares issued and outstanding at June 30, 2015 and December 31, 2014; aggregate liquidation preference of $300,000	3	3
Common stock, $0.001 par value; 1,800,000 shares authorized, 519,269 issued and 517,958 outstanding at June 30, 2015; 800,000 shares authorized, 485,932 issued and 484,819 outstanding at December 31, 2014	514	477
Additional paid-in capital	5,252,785	5,204,024
Additional paid-in capital—stockholder receivable	(2,500)	(2,500)
Treasury stock, at cost	(6,776)	(6,980)
Accumulated deficit	(5,678,592)	(3,257,202)
Total SandRidge Energy, Inc. stockholders’ equity	(434,563)	1,937,825
Noncontrolling interest	850,135	1,271,995
Total equity	415,572	3,209,820
Total liabilities and equity	$5,435,048	$7,259,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues
Oil, natural gas and NGL	$214,532	$339,906	$410,264	$745,222
Drilling and services	5,241	18,852	15,086	35,932
Midstream and marketing	8,606	14,874	17,370	32,784
Other	1,228	1,082	2,195	3,832
Total revenues	229,607	374,714	444,915	817,770
Expenses
Production	81,776	66,953	171,274	173,809
Production taxes	4,382	7,840	8,896	15,647
Cost of sales	4,884	10,469	17,711	22,950
Midstream and marketing	7,724	13,254	15,831	29,254
Depreciation and depletion—oil and natural gas	94,298	97,267	200,405	212,452
Depreciation and amortization—other	12,508	15,411	25,855	30,933
Accretion of asset retirement obligations	1,111	1,065	2,191	6,811
Impairment	1,489,391	3,133	2,573,257	167,912
General and administrative	38,382	31,915	74,531	70,453
Loss (gain) on derivative contracts	33,004	85,292	(16,823)	127,783
(Gain) loss on sale of assets	(2,770)	36	(4,674)	17
Total expenses	1,764,690	332,635	3,068,454	858,021
(Loss) income from operations	(1,535,083)	42,079	(2,623,539)	(40,251)
Other (expense) income
Interest expense	(73,727)	(61,863)	(136,569)	(123,906)
Gain on extinguishment of debt	17,934	—	17,934	—
Other income, net	2,170	1,338	1,634	3,432
Total other expense	(53,623)	(60,525)	(117,001)	(120,474)
Loss before income taxes	(1,588,706)	(18,446)	(2,740,540)	(160,725)
Income tax expense (benefit)	25	(1,194)	65	(1,067)
Net loss	(1,588,731)	(17,252)	(2,740,605)	(159,658)
Less: net (loss) income attributable to noncontrolling interest	(220,249)	15,642	(337,170)	9,572
Net loss attributable to SandRidge Energy, Inc.	(1,368,482)	(32,894)	(2,403,435)	(169,230)
Preferred stock dividends	7,074	13,881	17,955	27,763
Loss applicable to SandRidge Energy, Inc. common stockholders	$(1,375,556)	$(46,775)	$(2,421,390)	$(196,993)
Loss per share
Basic	$(2.78)	$(0.10)	$(4.98)	$(0.41)
Diluted	$(2.78)	$(0.10)	$(4.98)	$(0.41)
Weighted average number of common shares outstanding
Basic	495,153	485,318	486,704	485,059
Diluted	495,153	485,318	486,704	485,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Six Months Ended June 30, 2015
Balance at December 31, 2014	5,650	$6	484,819	$477	$5,201,524	$(6,980)	$(3,257,202)	$1,271,995	$3,209,820
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(84,690)	(84,690)
Purchase of treasury stock	—	—	—	—	—	(2,093)	—	—	(2,093)
Retirement of treasury stock	—	—	—	—	(2,093)	2,093	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	(198)	—	(140)	204	—	—	64
Stock-based compensation	—	—	—	—	12,942	—	—	—	12,942
Cancellation of restricted stock awards, net of issuance	—	—	(366)	3	(3)	—	—	—	—
Common stock issued for debt exchange	—	—	28,031	28	31,368	—	—	—	31,396
Net loss	—	—	—	—	—	—	(2,403,435)	(337,170)	(2,740,605)
Convertible perpetual preferred stock dividends	—	—	5,672	6	6,687	—	(17,955)	—	(11,262)
Balance at June 30, 2015	5,650	$6	517,958	$514	$5,250,285	$(6,776)	$(5,678,592)	$850,135	$415,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,740,605)	$(159,658)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	226,260	243,385
Accretion of asset retirement obligations	2,191	6,811
Impairment	2,573,257	167,912
Debt issuance costs amortization	4,636	4,703
Amortization of discount, net of premium, on long-term debt	285	258
Gain on extinguishment of debt	(17,934)	—
Write off of debt issuance costs	7,108	—
(Gain) loss on derivative contracts	(16,823)	127,783
Cash received (paid) on settlement of derivative contracts	211,323	(52,261)
(Gain) loss on sale of assets	(4,674)	17
Stock-based compensation	11,533	11,625
Other	680	(49)
Changes in operating assets and liabilities	61,757	(119,734)
Net cash provided by operating activities	318,994	230,792
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(636,822)	(656,699)
Acquisition of assets	(3,475)	(16,553)
Proceeds from sale of assets	11,462	707,799
Net cash (used in) provided by investing activities	(628,835)	34,547
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,190,000	—
Repayments of borrowings	(940,000)	—
Debt issuance costs	(39,129)	—
Proceeds from sale of royalty trust units	—	22,119
Noncontrolling interest distributions	(84,690)	(103,142)
Acquisition of ownership interest	—	(2,730)
Stock-based compensation excess tax benefit	—	2
Purchase of treasury stock	(2,714)	(5,602)
Dividends paid — preferred	(11,262)	(27,763)
Cash paid on settlement of financing derivative contracts	—	(44,128)
Net cash provided by (used in) financing activities	1,112,205	(161,244)
NET INCREASE IN CASH AND CASH EQUIVALENTS	802,364	104,095
CASH AND CASH EQUIVALENTS, beginning of year	181,253	814,663
CASH AND CASH EQUIVALENTS, end of period	$983,617	$918,758
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(177,245)	$(120,339)
Cash paid for income taxes	$(95)	$(1,932)
Supplemental Disclosure of Noncash Investing and Financing Activities
Change in accrued capital expenditures	$149,066	$3,989
Equity issued for debt exchange	$(31,396)	$—
Preferred stock dividends paid in common stock	$(6,693)	$—
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

Variable Interest Entities. An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has determined it is the primary beneficiary, which requires significant judgment. The primary beneficiary of a VIE is that variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE and the significance of the variable interest, the Company performs a qualitative analysis of the entity’s design, organizational structure, primary decision makers and related financial agreements. In addition to the VIEs that the Company consolidates, the Company also holds a variable interest in another VIE that is not consolidated as it was determined that the Company is not the entity’s primary beneficiary. The Company monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 3 for discussion of the Company’s significant associated VIEs.
Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements as of December 31, 2014 have been derived from the audited financial statements contained in the Company’s 2014 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2014 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments, which consist of normal recurring adjustments, necessary to state fairly the information in the Company’s accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2014 Form 10-K.

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

Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operations to elevate the threshold for a disposal transaction to qualify as a discontinued operation and requires entities to provide additional disclosures for disposal transactions that do not meet the discontinued operations criteria. The guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The guidance was adopted January 1, 2015 and had no impact for the six-month period ended June 30, 2015.

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

In accordance with the terms of the sale, the Company agreed to guarantee on behalf of Fieldwood certain plugging and abandonment obligations associated with the Gulf Properties for a period of up to one year from the date of closing. The Company recorded a liability equal to the fair value of this guarantee, or $9.4 million, at the time the transaction closed. As of June 30, 2015 and December 31, 2014, the fair value of the guarantee was approximately $3.7 million and $5.1 million, respectively. See Note 4 for additional discussion of the determination of the guarantee fair value. The guarantee does not include a limit on the potential future payments for which the Company could be obligated; however, Fieldwood has agreed to indemnify the Company for any costs it may incur as a result of the guarantee and to use its best efforts to pay any amounts sought from the Company by the Bureau of Ocean Energy Management (“BOEM”) that may arise prior to the release of the guarantee. The Company has not incurred any costs as a result of this guarantee, which, as of February 25, 2015, it was permitted to terminate under the terms of the agreement with Fieldwood. The Company submitted a request for release of the guarantee to the BOEM on March 31, 2015 and expects to be released from the obligation during the third quarter of 2015. Additionally, Fieldwood maintained, for a period of up to one year from the closing date, restricted deposits held in escrow for plugging and abandonment obligations associated with the Gulf Properties. During the six-month period ended June 30, 2015, the Company received its share of such deposits, net of any amounts payable to Fieldwood, or $12.0 million, in accordance with the terms of the sale.

The following table presents revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations and general and administrative expenses, for the Gulf Properties included in the accompanying unaudited condensed consolidated statement of operations for the six-month period ended June 30, 2014 (in thousands):

Six Months Ended June 30, 2014 (1)
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

Common and subordinated units outstanding as of June 30, 2015 for each Royalty Trust are as follows:

	Mississippian Trust I	Permian Trust	Mississippian Trust II
Total outstanding common units(1)	28,000,000	39,375,000	37,293,750
Total outstanding subordinated units(2)	—	13,125,000	12,431,250
____________________

(1)	The Mississippian Trust I’s previously outstanding subordinated units, all of which were held by SandRidge, converted to common units in the third quarter of 2014.

(2)	All outstanding subordinated units are owned by SandRidge.

The Company’s beneficial interests in the Royalty Trusts at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Mississippian Trust I	26.9%	26.9%
Permian Trust	25.0%	25.0%
Mississippian Trust II	37.6%	37.6%

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

Drilling Obligations. The Company and one of its wholly owned subsidiaries entered into a development agreement with each Royalty Trust upon conveyance of the royalty interests that obligated the Company to drill, or cause to be drilled, a specified number of wells which are also subject to the royalty interests within respective areas of mutual interest by a specified date. One of the Company’s wholly owned subsidiaries also granted to each Royalty Trust a lien on the Company’s interests in the properties where the development wells were to be drilled in order to secure the estimated amount of drilling costs for the Royalty Trust’s interests in the wells. The total amount recoverable by each Royalty Trust under its respective lien was proportionately reduced

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

as the Company drilled and completed the associated development wells. The Company fulfilled its drilling obligation to the Mississippian Trust I in the second quarter of 2013, to the Permian Trust in the fourth quarter of 2014 and to the Mississippian Trust II in the first quarter of 2015 and the related liens were automatically released.

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

Quarterly distributions declared and paid by the Royalty Trusts during the three and six-month periods ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(2)	2015(1)	2014(2)
Total distributions	$47,296	$59,672	$97,499	$127,985
Distributions to third-party unitholders	$40,975	$50,024	$84,690	$103,142
____________________

(1)
Subordination thresholds were not met for the Permian Trust and Mississippian Trust II’s distributions for the three and six-month periods ended June 30, 2015, resulting in reduced distributions to the Company on its subordinated units for these periods.

(2)
Subordination thresholds were not met for the Mississippian Trust I’s distributions for the three and six-month periods ended June 30, 2014 and for the Mississippian Trust II’s distributions for the three-month period June 30, 2014, resulting in reduced distributions to the Company on its subordinated units for these periods.

See Note 18 for discussion of the Royalty Trusts’ distributions announced in July 2015.

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

Loan Commitment. Pursuant to the trust agreements governing the Royalty Trusts, SandRidge has committed to loan funds to each Royalty Trust on an unsecured basis, with terms substantially the same as would be obtained in an arm’s length transaction between SandRidge and an unaffiliated party, if at any time the Royalty Trust’s cash is not sufficient to pay ordinary course administrative expenses as they become due. Any funds loaned may not be used to satisfy indebtedness of the Royalty Trust or to make distributions. There were no amounts outstanding under the loan commitments at June 30, 2015 or December 31, 2014.

Administrative Services. The Company is party to an administrative services agreement with each Royalty Trust, pursuant to which the Company provides certain administrative services to the Royalty Trust, including hedge management services to the Permian Trust and the Mississippian Trust II during the terms of the respective derivatives agreements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Derivative Agreements. The Company executed derivatives agreements with each Royalty Trust, pursuant to which the Company provides to the Royalty Trust the economic effects of certain of the Company’s derivative contracts. The tables below present the open oil and natural gas commodity derivative contracts at June 30, 2015 underlying the derivatives agreements with the Mississippian Trust I and Mississippian Trust II. The derivatives agreement with the Permian Trust contained commodity derivative contracts that covered volumes of oil production through March 31, 2015 and is no longer in effect. The combined volume in the tables below reflects the total volume of the Royalty Trusts’ open oil and natural gas commodity derivative contracts.

Oil Price Swaps Underlying the Royalty Trust Derivatives Agreements

	Notional (MBbls)	Weighted Average Fixed Price
July 2015 - December 2015	374	$97.09

Natural Gas Collars Underlying the Royalty Trust Derivatives Agreements

	Notional (MMcf)	Collar Range
July 2015 - December 2015	509	$4.00	—	$8.55

See Note 8 for further discussion of the derivatives agreement between the Company and each Royalty Trust.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Assets and Liabilities. Each Royalty Trust’s assets can be used to settle only that Royalty Trust’s obligations and not other obligations of the Company or another Royalty Trust. The Royalty Trusts’ creditors have no contractual recourse to the general credit of the Company. Although the Royalty Trusts are included in the Company’s consolidated financial statements, the Company’s legal interest in the Royalty Trusts’ assets is limited to its ownership of the Royalty Trusts’ units. At June 30, 2015 and December 31, 2014, $850.2 million and $1.3 billion, respectively, of noncontrolling interest in the accompanying unaudited condensed consolidated balance sheets was attributable to the Royalty Trusts. The Royalty Trusts’ assets and liabilities, after considering the effects of intercompany eliminations, included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents(1)	$9,062	$9,387
Accounts receivable, net	8,455	17,660
Derivative contracts	—	6,589
Total current assets	17,517	33,636
Investment in royalty interests(2)	1,325,942	1,325,942
Less: accumulated depletion and impairment(3)	(808,890)	(284,094)
	517,052	1,041,848
Total assets	$534,569	$1,075,484
Accounts payable and accrued expenses	$185	$2,852
Total liabilities	$185	$2,852
____________________

(1)	Includes $3.0 million held by the trustee at June 30, 2015 and December 31, 2014 as reserves for future general and administrative expenses.

(2)	Investment in royalty interests is included in oil and natural gas properties in the accompanying unaudited condensed consolidated balance sheets.

(3)	Includes cumulative full cost ceiling limitation impairment of $547.5 million and $42.3 million at June 30, 2015 and December 31, 2014, respectively.

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

Grey Ranch Plant, L.P.

The Company owned a 50% interest in Grey Ranch Plant, L.P. (“GRLP”), which represented a variable interest, prior to one of the Company’s wholly owned subsidiaries acquiring the remaining 50% ownership interest of GRLP from a third party during the first quarter of 2014. The third-party ownership interest in GRLP for the six-month period ended June 30, 2014 is reflected in loss attributable to noncontrolling interest owners in the accompanying unaudited condensed consolidated statement of operations. Because the Company was the primary beneficiary and consolidated GRLP, the acquisition of additional ownership interest was recorded as an equity transaction with no gain or loss recognized. Additionally, as a wholly owned subsidiary of the Company, GRLP is no longer considered a VIE for reporting purposes.

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

Amounts due from and due to PGC as of June 30, 2015 and December 31, 2014 included in the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable due from PGC	$1,104	$1,141
Accounts payable due to PGC	$4,011	$4,163

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified as Level 1, Level 2 and Level 3 as of June 30, 2015 and December 31, 2014, as described below.

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

Level 3 Fair Value Measurements

Guarantee. As discussed in Note 2, the Company has guaranteed on Fieldwood’s behalf certain plugging and abandonment obligations associated with the Gulf Properties. The fair value of this guarantee is based on the present value of estimated future payments for plugging and abandonment obligations associated with the Gulf Properties, adjusted for the cumulative probability of Fieldwood’s default prior to the approximate date on which the Company expects to be released by the BOEM from its obligation under the guarantee (3.59% and 3.71% at June 30, 2015 and December 31, 2014, respectively). The discount and probability of default rates are based upon inputs that are readily available in the public market, such as historical option adjusted spreads of the Company’s senior notes, which are publicly traded, and historical default rates of publicly traded companies with credit ratings similar to Fieldwood. The significant unobservable input used in the fair value measurement of the guarantee is the estimate of future payments for plugging and abandonment, which was developed based upon third-party quotes and current actual costs. Significant increases (decreases) in the estimate of these payments could result in a significantly higher (lower) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s financial guarantee liability at June 30, 2015 and December 31, 2014 is included in the table below (in thousands).

Unobservable Input
Estimated future payments for plugging and abandonment	$372,034

Derivative contracts. The fair values of the Company’s natural gas basis swaps are based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s natural gas basis swaps is the estimate of future natural gas basis differentials. Significant increases (decreases) in natural gas basis differentials could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of the Company’s natural gas basis swaps at June 30, 2015 and December 31, 2014 are included in the table below.

Unobservable Input	Range			Weighted Average	Fair Value
	(Price per Mcf)				(In thousands)
June 30, 2015
Natural gas basis differential forward curve	$(0.12)	–	$(0.45)	$(0.27)	$(2,207)
December 31, 2014
Natural gas basis differential forward curve	$(0.03)	–	$(0.38)	$(0.29)	$350

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

June 30, 2015

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$146,124	$—	$(2,079)	$144,045
Investments	10,882	—	—	—	10,882
	$10,882	$146,124	$—	$(2,079)	$154,927
Liabilities
Guarantee	$—	$—	$3,736	$—	$3,736
Commodity derivative contracts	—	—	2,207	(2,079)	128
	$—	$—	$5,943	$(2,079)	$3,864

December 31, 2014

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$338,067	$350	$—	$338,417
Investments	11,106	—	—	—	11,106
	$11,106	$338,067	$350	$—	$349,523
Liabilities
Guarantee	$—	$—	$5,104	$—	$5,104
	$—	$—	$5,104	$—	$5,104
____________________
(1)Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for the guarantee during the three and six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Fair Value Measurements - Guarantee	2015	2014	2015	2014
Beginning balance	$4,791	$9,480	$5,104	$—
Issuances(1)	—	—	—	9,446
(Gain) loss on guarantee	(1,055)	2,548	(1,368)	2,582
Ending balance	$3,736	$12,028	$3,736	$12,028
____________________

(1)
Represents the fair value of the guarantee of certain plugging and abandonment obligations on behalf of Fieldwood as of February 25, 2014, the closing date for the sale of the Gulf Properties, for the six-month period ended June 30, 2014.

The fair value of the guarantee is determined quarterly with changes in fair value recorded as an adjustment to the full cost pool. See Note 2 for discussion of the sale of the Gulf Properties. The fair value of the guarantee as of June 30, 2015 and December 31, 2014 is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for commodity derivative contracts during the three and six-month periods ended June 30, 2015 (in thousands):

Level 3 Fair Value Measurements - Commodity Derivative Contracts	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Beginning balance	$1,332	$350
Purchases	—	(1,847)
Loss on derivative contracts	(3,539)	(710)
Ending balance	$(2,207)	$(2,207)

Losses due to changes in fair value of the Company’s Level 3 commodity derivative contracts have been included in loss (gain) on derivative contracts in the accompanying unaudited condensed consolidated statements of operations. There were no outstanding Level 3 commodity derivative contracts at June 30, 2014.

See Note 8 for further discussion of the Company’s derivative contracts.

The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three and six-month periods ended June 30, 2015 and 2014, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Financial Instruments

The Company measures the fair value of its 8.75% Senior Secured Notes due 2020 (“Senior Secured Notes”) and its 8.75% Senior Notes due 2020, 7.25% Senior Notes due 2021, 8.125% Senior Notes due 2022, and 7.5% Senior Notes due 2023 (collectively, “Senior Unsecured Notes”), using pricing that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Secured Notes due 2020	$1,134,375	$1,250,000	$—	$—
Senior Unsecured Notes
8.75% Senior Notes due 2020(1)	$243,000	$445,758	$303,750	$445,402
7.5% Senior Notes due 2021(2)	$514,063	$1,149,175	$752,000	$1,178,486
8.125% Senior Notes due 2022	$320,625	$729,000	$472,500	$750,000
7.5% Senior Notes due 2023(3)	$348,728	$821,706	$519,750	$821,548
____________________

(1)	Carrying value is net of $4,242 and $4,598 discount at June 30, 2015 and December 31, 2014, respectively.

(2)	Carrying value includes a premium of $3,175 and $3,486 at June 30, 2015 and December 31, 2014, respectively.

(3)	Carrying value is net of $3,294 and $3,452 discount at June 30, 2015 and December 31, 2014, respectively.

See Note 7 for discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Oil and natural gas properties
Proved(1)	$12,199,049	$11,707,147
Unproved	261,657	290,596
Total oil and natural gas properties	12,460,706	11,997,743
Less accumulated depreciation, depletion and impairment	(9,131,153)	(6,359,149)
Net oil and natural gas properties capitalized costs	3,329,553	5,638,594
Land	14,648	16,300
Non-oil and natural gas equipment(2)	482,923	602,392
Buildings and structures(3)	271,367	263,191
Total	768,938	881,883
Less accumulated depreciation and amortization	(212,090)	(305,420)
Other property, plant and equipment, net	556,848	576,463
Total property, plant and equipment, net	$3,886,401	$6,215,057
____________________

(1)	Includes cumulative capitalized interest of approximately $45.6 million and $38.1 million at June 30, 2015 and December 31, 2014, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both June 30, 2015 and December 31, 2014.

(3)	Includes cumulative capitalized interest of approximately $19.2 million and $17.1 million at June 30, 2015 and December 31, 2014, respectively.

Accumulated depreciation, depletion and impairment on oil and natural gas properties includes cumulative full cost ceiling limitation impairment of $6.3 billion and $3.7 billion at June 30, 2015 and December 31, 2014, respectively. The Company reduced the net carrying value of its oil and natural gas properties by $1.5 billion and $2.6 billion during the three and six-month periods ended June 30, 2015, respectively, and by $164.8 million during the six-month period ended June 30, 2014, as a result of its quarterly full cost ceiling analyses.

Drilling Assets. During the six-month period ended June 30, 2015, the Company decided to discontinue all remaining drilling and oilfield services operations in the Permian region and during the second quarter of 2015 classified the related assets, having a net book value of approximately $20.0 million, as held for sale, which is included in other current assets in the accompanying unaudited condensed consolidated balance sheet at June 30, 2015. The Company intends to dispose of the assets during the third quarter of 2015.

Drilling Carry Commitments

During the six-month period ended June 30, 2014, the Company was party to an agreement with a co-working interest party, Repsol E&P USA, Inc.’s (“Repsol”), which contained a carry commitment to fund a portion of the Company’s future drilling, completing and equipping costs within areas of mutual interest. The Company recorded approximately $175.4 million for Repsol’s carry during the six-month period ended June 30, 2014, which reduced the Company’s capital expenditures for the period. Repsol fully funded its carry commitment in the third quarter of 2014.

Under the original agreement, the carry commitment could have been reduced if a certain number of wells were not drilled within the area of mutual interest during a twelve-month period and the Company failed to drill such wells following a proposal by Repsol to drill the wells. During 2013, the Company temporarily reduced its rate of drilling activity. As a result, the Company drilled less than the targeted number of wells for such twelve-month period, which resulted in Repsol having a right to propose additional wells. In the second quarter of 2014, the Company and Repsol amended the agreement to eliminate Repsol’s right to propose such additional wells in exchange for a commitment by the Company to drill 484 net wells in the area of mutual interest between January 1, 2014 and May 31, 2015, subject to delays due to factors beyond the Company’s control. Under the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

terms of the amended agreement, the Company agreed to carry Repsol’s future drilling and completion costs in the amount of approximately $1.0 million for each well of the 484 commitment that it did not drill, up to a maximum of $75.0 million in carry costs. As of May 31, 2015, the Company had drilled 453 net wells under this arrangement. As a result, the Company anticipates that it will carry a portion of Repsol’s drilling and completion costs totaling up to approximately $31.0 million for wells drilled in the future in the area of mutual interest. Other than the above, the Company has no carry or drilling obligations to Repsol.

6. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Debt issuance costs, net of amortization	$83,065	$56,445
Deferred tax asset	52,763	95,843
Investments	10,882	11,106
Other	632	1,853
Total other assets	$147,342	$165,247

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior credit facility	$—	$—
8.75% Senior Secured Notes due 2020	1,250,000	—
Senior Unsecured Notes
8.75% Senior Notes due 2020, net of $4,242 and $4,598 discount, respectively	445,758	445,402
7.5% Senior Notes due 2021, including premium of $3,175 and $3,486, respectively	1,149,175	1,178,486
8.125% Senior Notes due 2022	729,000	750,000
7.5% Senior Notes due 2023, net of $3,294 and $3,452 discount, respectively	821,706	821,548
Total debt	4,395,639	3,195,436
Less: current maturities of long-term debt	—	—
Long-term debt	$4,395,639	$3,195,436

Senior Credit Facility

The senior secured revolving credit facility (the “senior credit facility”), as amended, is available to be drawn on subject to limitations based on its terms and certain financial covenants, as described below.

Prior to its amendment and restatement on June 10, 2015, the senior credit facility contained certain financial covenants, including maintenance of agreed upon levels for (a) ratio of total debt secured by assets of the Company and certain of its subsidiaries to EBITDA, which was not permitted to exceed 2.25:1.00 at each quarter end, calculated using the last four completed fiscal quarters, (b) ratio of EBITDA to interest expense, which was required to be at least 2.00:1.00 at March 31, 2015 and June 30, 2015, 1.75:1.00 at September 30, 2015, 1.50:1.00 at each quarter end from December 31, 2015 to September 30, 2016, and 2.00:1.00 at December 31, 2016 and thereafter, calculated using the last four completed fiscal quarters, and (c) ratio of current assets to current liabilities, which was required to be at least 1.00:1.00 at each quarter end. A February 2015 amendment temporarily suspended until June 30, 2016 the financial covenant requiring maintenance of certain levels for the ratio of total net debt to EBITDA. For periods after such time, the ratio of total net debt to EBITDA could not exceed 6.25:1.00 at June 30, 2016, 6.00:1.00 at September 30, 2016 and December 31, 2016, 5.50:1.00 at March 31, 2017 and June 30, 2017, 5.00:1.00 at September 30, 2017 and December 31, 2017 and 4.50:1.00 at March 31, 2018 and thereafter, calculated using annualized EBITDA for the fiscal quarter ended June 30, 2016 and the two subsequent fiscal quarters and otherwise calculated using the last four completed fiscal quarters.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The senior credit facility was amended and restated on June 10, 2015 (the “June Amendment”). In connection with the June Amendment, the then-existing financial covenants were replaced. As of then and as of June 30, 2015, the senior credit facility contains financial covenants, including maintenance of agreed upon levels for the (a) ratio of total secured debt under the senior credit facility to EBITDA, which may not exceed 2.00:1.00 at each quarter end and (b) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. For the purpose of the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. The senior credit facility matures on the earlier of March 2, 2020 and 91 days prior to the earliest date of any maturity under or mandatory offer to repurchase the Company’s currently outstanding notes.

Prior and subsequent to the June Amendment, the senior credit facility also contains various covenants that limit the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. As of and during the three and six-month periods ended June 30, 2015, the Company was in compliance with all applicable financial covenants under the senior credit facility, including those in effect prior to the June Amendment.

The obligations under the senior credit facility are guaranteed by certain Company subsidiaries and are secured by first priority liens on all shares of capital stock of certain of the Company’s material present and future subsidiaries, all of the Company’s intercompany debt, and certain of the Company’s other assets, including proved oil, natural gas and NGL reserves representing at least 80.0% of the discounted present value (as defined in the senior credit facility) of proved oil, natural gas and NGL reserves of the Company.

At the Company’s election, interest under the senior credit facility, as amended, is determined by reference to (a) the ICE Benchmark Administration Limited LIBOR (“LIBOR”) plus an applicable margin between 1.750% and 2.750% per annum or (b) the “base rate,” which is the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate published by Royal Bank of Canada under the senior credit facility or (iii) the one-month Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum, plus, in each case under scenario (b), an applicable margin between 0.750% and 1.750% per annum. Interest is payable quarterly for base rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months or longer, interest is paid at the end of each three-month period. Quarterly, the Company pays commitment fees assessed at an annual rate of 0.5% on any available portion of the senior credit facility.

Borrowings and letter of credit obligations under the senior credit facility may not exceed the lower of the committed amount, which is currently $1.0 billion, or the borrowing base, which is currently $500.0 million and is subject to periodic redeterminations. Prior to the June Amendment, the borrowing base was $900.0 million. This reduction in borrowing base resulted in the write off of approximately $4.9 million of capitalized debt issuance costs. The next scheduled borrowing base redetermination is expected to take place in October 2015. With respect to each redetermination, the administrative agent and the lenders under the senior credit facility consider several factors, including the Company’s proved reserves and projected cash requirements, and make assumptions regarding, among other things, oil and natural gas prices and production. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, changing commodity prices and the Company’s success in developing reserves may affect the borrowing base. The Company at times incurs additional costs related to the senior credit facility as a result of amendments to the credit agreement and changes to the borrowing base.

Additionally, the amended senior credit agreement permits the Company and certain of its subsidiaries to incur additional indebtedness in an aggregate principal amount not to exceed $1.75 billion, which may be secured solely by collateral securing the senior credit facility on a junior lien basis. Any junior lien debt shall be subject to the terms and conditions set forth in an intercreditor agreement and shall mature no earlier than January 21, 2020. The borrowing base under the senior credit facility will be reduced by $0.25 for every $1.00 of junior debt incurred above $1.50 billion.

The Company did not draw on the senior credit facility during 2014. The senior credit facility was undrawn at June 30, 2015 and had $26.8 million in outstanding letters of credit, which reduce the availability under the senior credit facility on a dollar-for-dollar basis. At June 30, 2015, the Company had incurred $1.25 billion in junior lien debt subject to an intercreditor agreement as a result of the issuance of Senior Secured Notes in June 2015 as described further below.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Senior Secured Notes

Concurrent with the amendment and restatement of the Company’s senior credit facility discussed above, in June 2015 the Company issued $1.25 billion of Senior Secured Notes. Net proceeds from the issuance were approximately $1.21 billion after deducting offering expenses, a portion of which was used to repay amounts outstanding at that time under the Company’s senior credit facility. The Senior Secured Notes were issued to qualified institutional buyers eligible under Rule 144A of the Securities Act and to persons outside the United States under Regulation S of the Securities Act.

The Company’s Senior Secured Notes bear interest at a fixed rate of 8.75% per annum, payable semi-annually, with the principal due upon maturity. The Senior Secured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on a second-priority secured basis by certain of the Company’s wholly owned subsidiaries. See Note 17 for condensed financial information of the subsidiary guarantors. Pursuant to the indenture, the Senior Secured Notes will mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019.

The Senior Secured Notes are secured by second-priority liens on all of the Company’s and certain of the Company’s wholly owned subsidiaries’ assets that secure the senior credit facility on a first-priority basis; provided, however, the security interest in those assets that secure the Senior Secured Notes and the guarantees will be contractually subordinated to liens thereon that secure the credit facility and certain other permitted indebtedness. Consequently, the Senior Secured Notes and the guarantees will be effectively subordinated to the credit facility and such other indebtedness to the extent of the value of such assets.

Debt issuance costs of $37.0 million incurred in connection with the offering of the Senior Secured Notes outstanding at June 30, 2015 are included in other assets in the accompanying unaudited condensed consolidated balance sheets and are being amortized to interest expense over the term of Senior Secured Notes.

Indenture. The indenture governing the Senior Secured Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the payment of dividends, incurrence of indebtedness, create liens, enter into consolidations or mergers, purchase or redeem stock or subordinated or unsecured indebtedness, certain dispositions and transfers of assets, transactions with related parties, make investments and refinance certain indebtedness. As of and during the three-month period ended June 30, 2015, the Company was in compliance with all of the covenants contained in the indenture governing its outstanding Senior Secured Notes. Because the Senior Secured Notes were not issued until June 2015, the covenants contained therein were not applicable during the three-month period ended March 31, 2015.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes bear interest at a fixed rate per annum, payable semi-annually, with the principal due upon maturity. Certain of the Senior Unsecured Notes were issued at a discount or a premium. The discount or premium is amortized to interest expense over the term of the respective series of Senior Unsecured Notes. The Senior Unsecured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. See Note 17 for condensed financial information of the subsidiary guarantors.

Debt issuance costs of $69.0 million incurred in connection with the offerings and subsequent registered exchange offers of the Senior Unsecured Notes outstanding at June 30, 2015 are included in other assets in the accompanying unaudited condensed consolidated balance sheets and are being amortized to interest expense over the term of the respective series of Senior Unsecured Notes.

Redemption of Senior Unsecured Notes. During the three-month period ended June 30, 2015, the Company issued to a holder of its 7.5% Senior Notes due 2021 and 8.125% Senior Notes due 2022, approximately 28.0 million shares of the Company’s common stock in exchange for an aggregate $50.0 million principal amount of the notes ($29.0 million of 7.5% Senior Notes due 2021 and $21.0 million of 8.125% Senior Notes due 2022) and as payment for the interest accrued thereon since the last interest payment date. The exchange resulted in a gain on extinguishment of $17.9 million, which is included in income on the unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2015.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Indentures. Each of the indentures governing the Company’s Senior Unsecured Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three and six-month periods ended June 30, 2015, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Unsecured Notes.

8. Derivatives

The Company has not designated any of its derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value. Changes in derivative contract fair values are recognized in earnings. Cash settlements and valuation gains and losses are included in loss (gain) on derivative contracts in the unaudited condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly or quarterly basis. Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the consolidated balance sheets.

Commodity Derivatives. The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. At June 30, 2015, the Company’s commodity derivative contracts consisted of fixed price swaps, basis swaps and collars, which are described below:

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

Derivatives Agreements with Royalty Trusts. The Company is party to derivatives agreements with the Mississippian Trust I, Permian Trust and Mississippian Trust II to provide each Royalty Trust with the economic effect of certain oil and natural gas derivative contracts entered into by the Company with third parties. The underlying commodity derivative contracts cover volumes of oil and natural gas production through December 31, 2015 for the Mississippian Trust I and Mississippian Trust II. Under these arrangements, the Company pays the Royalty Trusts amounts it receives from its counterparties in accordance with the underlying contracts, and the Royalty Trusts pay the Company any amounts that the Company is required to pay its counterparties under such contracts. The derivatives agreement with the Permian Trust contained commodity derivative contracts that covered volumes of oil production through March 31, 2015 and is no longer in effect.

In accordance with the terms of the respective derivatives agreements, the Company novated certain of the derivative contracts underlying the derivatives agreements to each of the Permian Trust and the Mississippian Trust II. As a party to these contracts, the Permian Trust and the Mississippian Trust II received payment directly from the counterparty and paid any amounts owed directly to the counterparty. To secure its obligations under the respective derivative contracts novated to it, each of the Permian Trust and the Mississippian Trust II granted the counterparties liens on the royalty interests held by each respective Royalty Trust. As of June 30, 2015, there were no novated derivative contracts outstanding under the derivatives agreements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

All contracts underlying the derivatives agreements with the Royalty Trusts have been included in the Company’s consolidated derivative disclosures. See Note 3 for the Royalty Trusts’ open derivative contracts.

Fair Value of Derivatives. The following table presents the fair value of the Company’s derivative contracts as of June 30, 2015 and December 31, 2014 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	June 30, 2015	December 31, 2014
Derivative assets
Oil price swaps	Derivative contracts-current	$70,528	$204,072
Natural gas price swaps	Derivative contracts-current	4,757	29,648
Natural gas basis swaps	Derivative contracts-current	—	350
Oil collars - three way	Derivative contracts-current	46,825	56,289
Natural gas collars	Derivative contracts-current	562	1,055
Oil price swaps	Derivative contracts-noncurrent	18,867	36,288
Oil collars - three way	Derivative contracts-noncurrent	4,585	10,715
Derivative liabilities
Natural gas basis swaps	Derivative contracts-current	(2,199)	—
Natural gas basis swaps	Derivative contracts-noncurrent	(8)	—
Total net derivative contracts		$143,917	$338,417

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of June 30, 2015, the counterparties to the Company’s open derivative contracts consisted of nine financial institutions, five of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under its derivative contracts as the majority of the counterparties to the Company’s derivative contracts share in the collateral supporting the Company’s senior credit facility. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and the Mississippian Trust II each gave the counterparties to such contracts a lien on its royalty interests. As of June 30, 2015, the terms of all such novated contracts had expired. The following tables summarize (i) the Company's derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the senior credit facility (in thousands):

June 30, 2015

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$122,672	$(2,097)	$120,575	$—	$120,575
Derivative contracts - noncurrent	23,452	18	23,470	—	23,470
Total	$146,124	$(2,079)	$144,045	$—	$144,045
Liabilities
Derivative contracts - current	$2,199	$(2,097)	$102	$(102)	$—
Derivative contracts - noncurrent	8	18	26	(26)	—
Total	$2,207	$(2,079)	$128	$(128)	$—

December 31, 2014

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$291,414	$—	$291,414	$—	$291,414
Derivative contracts - noncurrent	47,003	—	47,003	—	47,003
Total	$338,417	$—	$338,417	$—	$338,417
Liabilities
Derivative contracts - current	$—	$—	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$—	$—	$—	$—	$—

The Company recorded a loss on commodity derivative contracts of $33.0 million and $85.3 million for the three-month periods ended June 30, 2015 and 2014, respectively, which includes net cash (receipts) payments upon settlement of $(74.4) million and $13.1 million, respectively. The Company recorded a (gain) loss on commodity derivative contracts of $(16.8) million and $127.8 million for the six-month periods ended June 30, 2015 and 2014, respectively, which includes net cash (receipts) payments upon settlement of $(211.3) million and $96.4 million, respectively. Included in the net cash payments for the six-month period ended June 30, 2014 are $69.6 million of cash payments related to the settlements of commodity derivative contracts with contractual maturities after the period in which they were settled (“early settlements”) primarily as a result of the sale of the Gulf Properties in February 2014.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

At June 30, 2015, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2015 - December 2015	1,570	$93.02
January 2016 - December 2016	1,464	$88.36

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2015 - December 2015	3,680	$4.20

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2015 - December 2015	31,280	$(0.30)
January 2016 - December 2016	10,980	$(0.38)

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
July 2015 - December 2015	3,128	$78.15	$90.03	$103.65
January 2016 - December 2016	2,556	$83.14	$90.00	$100.85

Natural Gas Collars

	Notional (MMcf)	Collar Range
July 2015 - December 2015	509	$4.00	—	$8.55

9. Asset Retirement Obligations

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligations for the period from December 31, 2014 to June 30, 2015 is as follows (in thousands):

Asset retirement obligations at December 31, 2014	$54,402
Liability incurred upon acquiring and drilling wells	860
Liability settled or disposed in current period	(369)
Accretion	2,191
Asset retirement obligations at June 30, 2015	57,084
Less: current portion	—
Asset retirement obligations, net of current	$57,084

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

On August 4, 2011, Patriot Exploration, LLC, Jonathan Feldman, Redwing Drilling Partners, Mapleleaf Drilling Partners, Avalanche Drilling Partners, Penguin Drilling Partners and Gramax Insurance Company Ltd. filed a lawsuit against the Company, SandRidge Exploration and Production, LLC (“SandRidge E&P”) and certain current and former directors and senior executive officers of the Company (collectively, the “defendants”) in the U.S. District Court for the District of Connecticut. On October 28, 2011, the plaintiffs filed an amended complaint alleging substantially the same allegations as those contained in the original complaint. The plaintiffs allege that the defendants made false and misleading statements to U.S. Drilling Capital Management LLC and to the plaintiffs prior to the entry into a participation agreement among Patriot Exploration, LLC, U.S. Drilling Capital Management LLC and SandRidge E&P, which provided for the investment by the plaintiffs in certain of SandRidge E&P's oil and natural gas properties. Pursuant to a settlement agreement reached between the parties, a payment of approximately $4.0 million will be made to the plaintiffs by the Company’s insurer and will be covered by the Company’s applicable directors and officers liability insurance policy. The Company has not established a reserve for such amount.

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

On September 26, 2014, the Board of Directors for the Company formed a Special Litigation Committee (“SLC”), composed of two independent and disinterested Company directors, and delegated absolute and final authority to the SLC to review and investigate the claims alleged by the plaintiffs in the Federal Shareholder Derivative Litigation and in the Hefner action, and to determine whether and how those claims should be asserted on the Company’s behalf. The parties agreed to stay the Hefner action pending the review and investigation by the SLC.

On May 8, 2013, the court stayed the Romano action pending further order of the court. On October 31, 2013, the plaintiff filed a motion to lift the stay, which was denied by the court on February 7, 2014. On October 29, 2014, the court granted plaintiff’s application to dismiss the action without prejudice.

An estimate of reasonably possible losses associated with both the Federal Shareholder Derivative Litigation and the Hefner action cannot be made at this time. The Company has not established any reserves relating to these actions.

On December 5, 2012, James Glitz and Rodger A. Thornberry, on behalf of themselves and all other similarly situated stockholders, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and certain current and former executive officers of the Company. On January 4, 2013, Louis Carbone, on behalf of himself and all other similarly situated stockholders, filed a substantially similar putative class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation” (the “Securities Litigation”) and appointed a lead plaintiff and lead counsel. On July 23, 2013, plaintiffs filed a consolidated amended complaint, which asserts a variety of federal securities claims against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

units of the Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) in or traceable to its initial public offering on or about April 23, 2012. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves, the Company's capital expenditures, and certain transactions entered into by companies allegedly affiliated with the Company's former CEO Tom Ward. The defendants have filed respective motions to dismiss the consolidated amended complaint, some of which are pending before the court.

On May 11, 2015, the court dismissed without prejudice plaintiffs’ claims against the Mississippian Trusts and the underwriter defendants. Because the Securities Litigation is in the early stages, an estimate of reasonably possible losses associated with it, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to the Securities Litigation. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with the Securities Litigation.

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

On May 27, 2015, the parties reached an agreement in principle to settle this lawsuit. Pursuant to such agreement, the Company will establish a settlement fund in the amount of approximately $5.0 million from which to pay participating plaintiffs’ claims as well as plaintiffs’ attorneys’ fees. Because the proposed settlement agreement is subject to final negotiations between the parties and court approval, the Company has not established a reserve for this lawsuit.

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

On November 10, 2014, a class action complaint was filed in the U. S. District Court for the Western District of Oklahoma against certain current and former directors and officers of the Company in the case styled Steve Surbaugh vs. SandRidge Energy, Inc., Tom L. Ward, James D. Bennett, Eddie M. LeBlanc, and Randall D. Cooley. The complaint asserts a federal securities class action on behalf of a putative class consisting of all persons other than defendants who purchased SandRidge securities between March 1, 2013, through November 4, 2014, seeking to recover damages allegedly caused by the defendants’ violations of federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that, throughout the class period, the defendants made materially false and misleading statements regarding

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

SandRidge’s business, operations and future prospects because such statements failed to properly account for the penalties SandRidge accrued under its treating agreement with Occidental Petroleum Corporation (“Occidental”) and, as a result, SandRidge’s financial statements were materially false and misleading during the class period.

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

On February 17, 2015, the U.S. District Court for the Western District of Oklahoma consolidated the Surbaugh and Dakil actions. On July 29, 2015, the court dismissed the consolidated action without prejudice to refiling.

On June 9, 2015, the Duane & Virginia Lanier Trust, individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of common units of the Mississippian Trust I pursuant or traceable to its initial public offering on or about April 7, 2011, and/or at other times during the time period between April 7, 2011, and November 8, 2012 (the “Class Period”), and (b) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) pursuant or traceable to its initial public offering on or about April 17, 2012, and/or at other times during the Class Period. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves and the Company's capital expenditures. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.
On July 30, 2015, Barton Gernandt, Jr., individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class comprised of all persons, except the named defendants and their immediate family members, who were participants in, or beneficiaries of, the SandRidge Energy, Inc. 401(k) Plan (the “Plan”) at any time between August 2, 2012, and the present, and whose Plan accounts included investments in SandRidge common stock. The Plaintiff purports to bring the action both derivatively on the Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the Plan and to the Plan participants by allowing the investment of the Plan’s assets in SandRidge stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company and the fact the Company’s common stock was artificially inflated because, among other things, the Company materially overstated the amount of oil being produced and the ratio of oil to natural gas in one of its core holdings. The Company intends to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

Based upon the quantity of CO2 delivered by the Company during the period from January 1, 2015 through June 30, 2015 and the estimated quantities the Company expects to deliver during the remainder of 2015, the Company accrued estimated annual under delivery penalties ($0.25 per Mcf) of approximately $8.7 million and $17.2 million for the three and six-month periods ended June 30, 2015, respectively. Based on current projected natural gas production levels, the Company expects to accrue between approximately $31.0 million and $38.0 million during the year ending December 31, 2015 for amounts related to the Company’s anticipated shortfall in meeting its 2015 annual delivery obligations. The Company has not accrued any liability for the $0.70 per Mcf fee (approximately $103.9 million total) that would be due in 2041 if the estimated shortfall for the six-month period ended June 30, 2015 is not made up in the future as the Company does not currently believe such payment is probable.

If CO2 volumes delivered to Occidental do not materially increase from current levels, the Company will have the right, beginning in 2020, to reduce future minimum annual CO2 volume requirements under the agreement by paying Occidental an amount equal to the present value of $0.70 multiplied by such reduced CO2 volume requirements as designated by the Company. As of June 30, 2015, if the Company were to cease delivering natural gas for processing and made no future CO2 deliveries from such date until 2020, the Company would be required to pay annual delivery shortfall penalties, in the aggregate, of approximately $290.2 million for the contract years 2012 through 2019, which includes $92.4 million for penalties incurred through June 30, 2015. Further, by paying approximately $290.5 million in 2020, which includes the present value of $0.70 multiplied by delivery shortfalls incurred through such date, the Company could adjust the future CO2 volume requirements to zero. This amount will continue to decrease as future deliveries of CO2 are made. The Company also may terminate the treating agreement at any time, which would require a termination payment by the Company to Occidental of an amount equal to (a) the present value of $0.70 multiplied by the remaining CO2 volumes required to be delivered under the agreement, plus (b) Occidental’s current net book value of the Century Plant.

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

Guarantee of Plugging and Abandonment Obligations

In conjunction with the sale of the Gulf Properties, the Company guaranteed on behalf of Fieldwood certain plugging and abandonment obligations associated with the Gulf Properties. The Company submitted a request for release of the guarantee to the BOEM on March 31, 2015 as permitted under the terms of the agreement, and expects to be released from the obligation by the BOEM during the third quarter of 2015. To date, the Company has paid no amounts under this guarantee. See Note 2 for additional information regarding the guarantee.

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

Production targets contained in certain gathering and treating agreements require the Company to incur capital expenditures or make associated shortfall payments. The Company depends on cash flows from operating activities and, as necessary, borrowings under its senior credit facility to fund its capital expenditures. Additionally, the Company may use proceeds from the issuance of equity and debt securities in the capital markets and from sales or other monetizations of assets to fund its capital expenditures. Based on current cash balances and cash flows from operating activities, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs in 2015; however, if the current depressed oil or natural gas prices persist for a prolonged period or further decline from current levels, they would have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, which could adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility. See Note 7 for discussion of the financial covenants in the senior credit facility.

On July 23, 2015, the Company received notification from the New York Stock Exchange (“NYSE”) that the price of its common stock had fallen below the NYSE’s listing standard, which requires that the average closing price not be less than $1.00 per share over a period of 30 consecutive trading days. The Company intends to consider available alternatives to cure the stock price deficiency and return to compliance with the NYSE continued listing requirement. If the Company’s common stock ultimately were to be delisted, it could adversely impact the Company’s ability to generate funds from equity financing.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Equity

Shares of Common Stock Authorized
In June 2015, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, to increase the number of shares of capital stock the Company is authorized to issue from 850.0 million (800.0 million shares of common stock and 50.0 million shares of preferred stock), par value $0.001 to 1.85 billion (1.80 billion shares of common stock and 50.0 million shares of preferred stock), par value $0.001.
Preferred Stock Dividends

Dividends on the Company’s 8.5% and 7.0% convertible perpetual preferred stock may be paid in cash or with shares of the Company’s common stock at the Company’s election.

For the six-month period ended June 30, 2015, dividends of $11.3 million on the Company’s 8.5% convertible perpetual preferred stock were paid in cash. For the three and six-month periods ended June 30, 2015, the Company paid a semi-annual dividend of $3.50 per share on its 7.0% convertible perpetual preferred stock by issuing approximately 5.7 million shares of common stock. In accordance with the terms governing the 7.0% convertible perpetual preferred stock, for purposes of the dividend payment, the value of each share issued was determined by multiplying (i) the average volume-weighted share price for the 15 trading day period ending April 28, 2015 by (ii) 95%. Based upon the common stock’s closing price on May 15, 2015, the common stock issued had a market value of approximately $6.7 million, or $2.23 per each of the 3.0 million shares of 7.0% convertible perpetual preferred stock outstanding, that resulted in a difference between the fixed rate semi-annual dividend and the value of shares issued of approximately $3.8 million. This difference was recorded as a reduction to preferred stock dividends in the unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2015.

All dividend payments for the three and six-month periods ended June 30, 2014 on the Company’s 8.5%, 6.0% and 7.0% convertible perpetual preferred stock were paid in cash. Additionally, in the fourth quarter of 2014, all outstanding shares of the 6.0% convertible perpetual preferred stock converted automatically into shares of the Company’s common stock at the then-prevailing conversion rate, resulting in the issuance of approximately 18.4 million shares of common stock. The final dividend payment for the 6.0% convertible preferred stock was made during 2014.

Paid and unpaid dividends included in the calculation of loss applicable to the Company’s common stockholders and the Company’s basic loss per share calculation for the three and six-month periods ended June 30, 2015 and 2014 are presented in the accompanying unaudited condensed consolidated statements of operations.

See Note 13 for discussion of the Company’s loss per share calculation.

Treasury Stock

The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The following table shows the number of shares withheld for taxes and the associated value of those shares for the six-month periods ended June 30, 2015 and 2014. These shares were accounted for as treasury stock when withheld and then immediately retired.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Number of shares withheld for taxes	1,279	637
Value of shares withheld for taxes	$2,093	$3,865

Stockholder Receivable

The Company is party to a settlement agreement relating to a third-party claim against its former CEO under Section 16(b) of the Securities Exchange Act of 1934, as amended. Based on the nature of the settlement as well as the former CEO’s position as an officer of the Company at the time of the settlement, the receivable is classified as a component of additional paid-in capital

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

in the accompanying unaudited condensed consolidated balance sheets. The remaining amount receivable under the agreement as of June 30, 2015 and December 31, 2014 was $2.5 million and is due in two equal installments in October 2015 and October 2016.

See Note 15 for discussion of the Company’s share-based compensation.

12. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components for the three and six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current
Federal	$—	$—	$—	$—
State	25	(1,194)	65	(1,067)
	25	(1,194)	65	(1,067)
Deferred
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—
Total provision	25	(1,194)	65	(1,067)
Less: income tax provision attributable to noncontrolling interest	19	88	49	170
Total provision attributable to SandRidge Energy, Inc.	$6	$(1,282)	$16	$(1,237)

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at June 30, 2015. Thus the Company’s effective tax rate and tax expense for the three and six-month periods ended June 30, 2015 continue to be low as a result of the Company not recognizing an income tax benefit associated with its net loss from the same periods.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 during 2008 and 2010 that subjected certain of the Company’s tax attributes, including $929.4 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. These limitations could result in a material amount of existing loss carryforwards expiring unused. None of these limitations resulted in a current federal tax liability at June 30, 2015.

At both June 30, 2015 and December 31, 2014, the Company had a liability of approximately $0.1 million for unrecognized tax benefits. The Company does not expect a significant change in its gross unrecognized tax benefits balance within the next twelve months.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three and six-month periods ended June 30, 2015 and 2014:

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended June 30, 2015
Basic loss per share	$(1,375,556)	495,153	$(2.78)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(1,375,556)	495,153	$(2.78)
Three Months Ended June 30, 2014
Basic loss per share	$(46,775)	$485,318	$(0.10)
Effect of dilutive securities
Restricted stock(3)	—	—
Convertible preferred stock(4)	—	—
Diluted loss per share	$(46,775)	485,318	$(0.10)

Six Months Ended June 30, 2015
Basic loss per share	$(2,421,390)	486,704	$(4.98)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(2,421,390)	486,704	$(4.98)
Six Months Ended June 30, 2014
Basic loss per share	$(196,993)	485,059	$(0.41)
Effect of dilutive securities
Restricted stock(3)	—	—
Convertible preferred stock(4)	—	—
Diluted loss per share	$(196,993)	485,059	$(0.41)
____________________

(1)
No incremental shares of potentially dilutive restricted stock awards or units were included for the three and six-month periods ended June 30, 2015 as their effect was antidilutive under the treasury stock method.

(2)
Potential common shares related to the Company’s outstanding 8.5% and 7.0% convertible perpetual preferred stock covering 71.7 million shares for the three and six-month periods ended June 30, 2015, were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

(3)
Restricted stock awards covering 2.0 million and 2.6 million shares for the three and six-month periods ended June 30, 2014, respectively, were excluded from the computation of loss per share because their effect would have been antidilutive.

(4)
Potential common shares related to the Company’s outstanding 8.5%, 6.0% and 7.0% convertible perpetual preferred stock covering 90.1 million shares for the three and six-month periods ended June 30, 2014, were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

See Note 7 for discussion of common stock issued in exchange for Senior Unsecured Notes and Note 11 for discussion of common stock issued in payment of preferred stock dividends.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Related Party Transactions

Former Chairman and CEO Severance. Included in other current liabilities and other long-term obligations in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 are amounts totaling $2.4 million and $3.1 million, respectively, due to the Company’s former Chairman and CEO under the terms of his employment agreement. Such amounts are to be paid in monthly installments through December 2016. See Note 11 for discussion of the stockholder receivable due from the Company’s former Chairman and CEO.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. Share-Based Compensation

The Company issues share-based compensation awards including restricted common stock awards, restricted stock units, performance units and performance share units under the SandRidge Energy, Inc. 2009 Incentive Plan (the “Plan”). Total share-based compensation expense is measured using the grant date fair value for equity-classified awards and using the fair value at period end for liability-classified awards.

Restricted Common Stock Awards

The Company’s restricted common stock awards generally vest over a four-year period, subject to certain conditions, and are valued based upon the market value of the Company’s common stock on the date of grant. The following table presents a summary of the Company’s unvested restricted stock awards.

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2014	8,556	$6.39
Granted	662	$1.78
Vested	(3,030)	$6.34
Forfeited / Canceled	(575)	$6.39
Unvested restricted shares outstanding at June 30, 2015	5,613	$5.88

As of June 30, 2015, the Company’s unrecognized compensation cost related to unvested restricted stock awards was $25.0 million. Such cost is expected to be recognized over a weighted-average period of 2.0 years. The Company’s restricted stock awards are equity-classified awards.

Restricted Stock Units

During the six-month period ended June 30, 2015, the Company granted restricted stock units that vest over two or four-year periods and will be settled in cash, shares of Company common stock or a combination of common stock and cash.

Four-Year Restricted Stock Units. The following table presents a summary of the Company’s unvested restricted stock units which vest ratably over a four-year period from the date of grant. These restricted stock units may be settled in shares of the Company’s common stock, cash or some combination of common stock and cash at the Company’s election and were valued at June 30, 2015 based upon the Company’s period end common stock price.

	Number of Units	Fair Value per Unit at June 30, 2015
	(In thousands)
Unvested units outstanding at December 31, 2014	—
Granted	8,945
Vested	(827)
Forfeited / Canceled	(543)
Unvested units outstanding at June 30, 2015	7,575	$0.88

All four-year restricted stock units that vested during the six-month period ended June 30, 2015 were settled by the issuance of common stock. As of June 30, 2015, the Company’s unrecognized compensation cost related to unvested four-year restricted stock units was $5.4 million. Such cost is expected to be recognized over a weighted-average period of 2.1 years. The four-year restricted stock units are liability-classified awards.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Two-Year Restricted Stock Units. The following table presents a summary of the Company’s unvested restricted stock units which vest over a two-year period (40% at the end of the first year and 60% at the end of the second year). These restricted stock units will be settled in cash at the end of each vesting period for an amount based on the Company’s common stock price as of the vesting date. The restricted stock units were valued based upon the Company’s period end common stock price, discounted using a credit spread (3.6% at June 30, 2015) that was determined based upon an analysis of the historical option adjusted spread for the Company’s outstanding senior notes and the outstanding long-term debt of comparable companies.

	Number of Units	Fair Value per Unit at June 30, 2015
	(In thousands)
Unvested units outstanding at December 31, 2014	—
Granted	2,398
Vested	—
Forfeited / Canceled	(122)
Unvested units outstanding at June 30, 2015	2,276	$0.51	–	$0.73

As of June 30, 2015, the Company’s unrecognized compensation cost related to unvested two-year restricted stock units was $1.0 million. Such cost is expected to be recognized over a weighted-average period of 1.1 years. The two-year restricted stock units are liability-classified awards.

Performance Units and Performance Share Units

The Company periodically grants performance units and performance share units to certain members of senior management which vest ratably over a performance period of approximately three years with cash settlements, if any, occurring at the end of the performance period. The value, and ultimate cash settlement, of the performance units is determined based upon the Company’s total shareholder return relative to that of a predetermined peer group over a specific performance period. The Company’s performance units and performance share units are liability-classified awards.

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

Performance Units. The following table presents a summary of the fair values of the performance units granted during the years ended December 31, 2014 and 2013 and the related assumptions for all outstanding performance units at June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
Expected price volatility range	25.7%	-	89.7%	26.6%	-	86.6%
Weighted-average risk-free interest rate			0.3%			0.5%
Weighted-average fair value per unit			$1.41			$13.85

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Performance unit activity for the six-month period ended June 30, 2015 was as follows:

Number of Performance Units
(In thousands)
Outstanding at December 31, 2014	66
Granted	—
Forfeited /canceled	—
Outstanding at June 30, 2015	66

Performance period ending December 31, 2015
Vested	22
Unvested	6
Performance period ending December 31, 2016
Vested	15
Unvested	23

Performance Share Units. During the six-month period ended June 30, 2015, the Company granted performance share units to certain members of senior management. The following table presents a summary of the fair values of the performance share units granted and the related assumptions for all outstanding performance share units at June 30, 2015.

	June 30, 2015
Expected price volatility range	29.0%	-	77.2%
Weighted-average risk-free interest rate			0.9%
Weighted-average fair value per unit			$0.52

Performance share unit activity for the six-month period ended June 30, 2015 was as follows:

Number of Performance Share Units
(In thousands)
Outstanding at December 31, 2014	—
Granted	2,044
Forfeited /canceled	(151)
Outstanding at June 30, 2015	1,893

Performance period ending December 31, 2017
Vested	—
Unvested	1,893

Allocation of Share-Based Compensation

Equity compensation provided to employees directly involved in exploration and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is recognized in general and administrative expenses, production expenses, cost of sales and midstream and marketing expenses in the unaudited condensed consolidated statements of operations. For the three and six-month periods ended June 30, 2015, the Company recognized share-based compensation expense of $8.2 million and $13.9 million, net of $1.3 million and $2.6 million capitalized, respectively. For the three and six-month periods ended June 30, 2014, the Company recognized share-based compensation expense of $7.3 million and $15.5 million, net of $1.9 million and $3.1 million capitalized, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

16. Business Segment Information

The Company has three reportable segments: exploration and production, drilling and oil field services and midstream services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the activities of the Royalty Trusts. The drilling and oil field services segment is engaged in the contract drilling of oil and natural gas wells and provides various oil field services. The midstream services segment is engaged in the purchasing, gathering, treating and selling of natural gas and coordinates the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent. The All Other columns in the tables below includes items not related to the Company’s reportable segments, including the Company’s corporate operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)	Drilling and Oil Field Services(2)(3)	Midstream Services	All Other	Consolidated Total
Three Months Ended June 30, 2015
Revenues	$214,534	$17,161	$20,782	$1,228	$253,705
Inter-segment revenue	(2)	(11,920)	(12,176)	—	(24,098)
Total revenues	$214,532	$5,241	$8,606	$1,228	$229,607
Loss from operations	$(1,511,600)	$(3,754)	$(3,154)	$(16,575)	$(1,535,083)
Interest expense	(23)	—	—	(73,704)	(73,727)
Gain on extinguishment of debt	—	—	—	17,934	17,934
Other income, net	1,630	4	9	527	2,170
Loss before income taxes	$(1,509,993)	$(3,750)	$(3,145)	$(71,818)	$(1,588,706)
Capital expenditures(4)	$151,440	$598	$8,249	$7,279	$167,566
Depreciation, depletion, amortization and accretion	$95,430	$5,000	$2,793	$4,694	$107,917

Three Months Ended June 30, 2014
Revenues	$339,906	$51,891	$38,420	$1,105	$431,322
Inter-segment revenue	—	(33,062)	(23,546)	—	(56,608)
Total revenues	$339,906	$18,829	$14,874	$1,105	$374,714
Income (loss) from operations	$69,782	$(2,347)	$(2,345)	$(23,011)	$42,079
Interest expense	(4)	—	—	(61,859)	(61,863)
Other (expense) income, net	(49)	(75)	—	1,462	1,338
Income (loss) before income taxes	$69,729	$(2,422)	$(2,345)	$(83,408)	$(18,446)
Capital expenditures(4)	$356,568	$6,654	$5,808	$7,907	$376,937
Depreciation, depletion, amortization and accretion	$98,357	$7,661	$2,509	$5,216	$113,743

Six Months Ended June 30, 2015
Revenues	$410,277	$41,790	$42,312	$2,195	$496,574
Inter-segment revenue	(13)	(26,704)	(24,942)	—	(51,659)
Total revenues	$410,264	$15,086	$17,370	$2,195	$444,915
Loss from operations	$(2,565,759)	$(11,526)	$(7,027)	$(39,227)	$(2,623,539)
Interest expense, net	(40)	—	—	(136,529)	(136,569)
Gain on extinguishment of debt	—	—	—	17,934	17,934
Other income, net	1,176	—	13	445	1,634
Loss before income taxes	$(2,564,623)	$(11,526)	$(7,014)	$(157,377)	$(2,740,540)
Capital expenditures(4)	$453,503	$2,472	$16,681	$15,100	$487,756
Depreciation, depletion, amortization and accretion	$202,640	$10,760	$5,473	$9,578	$228,451
At June 30, 2015
Total assets	$3,708,676	$91,905	$221,064	$1,413,403	$5,435,048

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production(1)	Drilling and Oil Field Services(2)(3)	Midstream Services	All Other	Consolidated Total
Six Months Ended June 30, 2014
Revenues	$747,244	$98,971	$84,715	$2,075	$933,005
Inter-segment revenue	—	(63,039)	(52,196)	—	(115,235)
Total revenues	$747,244	$35,932	$32,519	$2,075	$817,770
Income (loss) from operations	$13,306	$(5,449)	$(3,756)	$(44,352)	$(40,251)
Interest income (expense), net	139	—	—	(124,045)	(123,906)
Other (expense) income, net	(234)	(473)	—	4,139	3,432
Income (loss) before income taxes	$13,211	$(5,922)	$(3,756)	$(164,258)	$(160,725)
Capital expenditures(4)	$620,809	$7,275	$11,766	$12,860	$652,710
Depreciation, depletion, amortization and accretion	$219,398	$15,372	$4,950	$10,476	$250,196
At December 31, 2014
Total assets	$6,273,802	$115,083	$219,691	$650,649	$7,259,225
____________________

(1)
(Loss) income from operations includes full cost ceiling limitation impairments of $1.5 billion and $2.6 billion for the three and six-month periods ended June 30, 2015, respectively, and $164.8 million for the six-month period ended June 30, 2014.

(2)	(Loss) income from operations includes an impairment of $3.1 million on certain drilling assets held for sale for the three and six-month periods ended June 30, 2014.

(3)	Drilling and oilfield services assets with a net book value of approximately $20.0 million were reclassified as assets held for sale during the three-month period ended June 30, 2015.

(4)	On an accrual basis and exclusive of acquisitions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

17. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of June 30, 2015, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s outstanding Senior Unsecured Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

Certain of the Company’s wholly owned subsidiaries that were sold in February 2014, as discussed in Note 2, guaranteed the Company’s registered debt. Upon the closing of the sale, these subsidiaries were released from their guarantees. The condensed consolidating financial information in the tables below reflects these subsidiaries’ financial information through the date of the sale.

The following condensed consolidating financial information represents the financial information of SandRidge Energy, Inc., its wholly owned subsidiary guarantors and its non-guarantor subsidiaries, prepared on the equity basis of accounting. The non-guarantor subsidiaries, including consolidated VIEs, majority-owned subsidiaries and certain immaterial wholly owned subsidiaries, are included in the non-guarantors column in the tables below. The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the subsidiary guarantors operated as independent entities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$970,115	$4,440	$9,062	$—	$983,617
Accounts receivable, net	7	228,493	9,227	(7)	237,720
Intercompany accounts receivable	1,026,442	1,341,801	35,566	(2,403,809)	—
Derivative contracts	—	120,575	14,241	(14,241)	120,575
Prepaid expenses	—	9,926	12	—	9,938
Other current assets	—	25,985	—	—	25,985
Total current assets	1,996,564	1,731,220	68,108	(2,418,057)	1,377,835
Property, plant and equipment, net	—	3,334,417	551,984	—	3,886,401
Investment in subsidiaries	4,307,423	7,878	—	(4,315,301)	—
Derivative contracts	—	23,470	—	—	23,470
Other assets	135,828	16,785	631	(5,902)	147,342
Total assets	$6,439,815	$5,113,770	$620,723	$(6,739,260)	$5,435,048
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$177,231	$316,001	$1,450	$(7)	$494,675
Intercompany accounts payable	1,328,602	1,040,026	35,181	(2,403,809)	—
Derivative contracts	—	14,343	—	(14,241)	102
Deferred tax liability	52,763	—	—	—	52,763
Other current liabilities	—	3,791	—	—	3,791
Total current liabilities	1,558,596	1,374,161	36,631	(2,418,057)	551,331
Investment in subsidiaries	914,164	273,921	—	(1,188,085)	—
Long-term debt	4,401,541	—	—	(5,902)	4,395,639
Derivative contracts	—	26	—	—	26
Asset retirement obligations	—	57,084	—	—	57,084
Other long-term obligations	77	15,319	—	—	15,396
Total liabilities	6,874,378	1,720,511	36,631	(3,612,044)	5,019,476
Equity
SandRidge Energy, Inc. stockholders’ equity	(434,563)	3,393,259	584,092	(3,977,351)	(434,563)
Noncontrolling interest	—	—	—	850,135	850,135
Total equity	(434,563)	3,393,259	584,092	(3,127,216)	415,572
Total liabilities and equity	$6,439,815	$5,113,770	$620,723	$(6,739,260)	$5,435,048

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	December 31, 2014
	Parent	Guarantors(1)	Non-Guarantors(2)	Eliminations(1)(2)	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$170,468	$1,398	$9,387	$—	$181,253
Accounts receivable, net	7	299,764	30,313	(7)	330,077
Intercompany accounts receivable	751,376	1,339,152	41,679	(2,132,207)	—
Derivative contracts	—	284,825	45,043	(38,454)	291,414
Prepaid expenses	—	7,971	10	—	7,981
Other current assets	—	21,193	—	—	21,193
Total current assets	921,851	1,954,303	126,432	(2,170,668)	831,918
Property, plant and equipment, net	—	5,137,702	1,077,355	—	6,215,057
Investment in subsidiaries	6,606,198	25,944	—	(6,632,142)	—
Derivative contracts	—	47,003	—	—	47,003
Other assets	152,286	18,197	666	(5,902)	165,247
Total assets	$7,680,335	$7,183,149	$1,204,453	$(8,808,712)	$7,259,225
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$201,368	$477,399	$4,632	$(7)	$683,392
Intercompany accounts payable	1,315,667	780,645	35,895	(2,132,207)	—
Derivative contracts	—	38,454	—	(38,454)	—
Deferred tax liability	95,843	—	—	—	95,843
Other current liabilities	—	5,216	—	—	5,216
Total current liabilities	1,612,878	1,301,714	40,527	(2,170,668)	784,451
Investment in subsidiaries	928,217	134,013	—	(1,062,230)	—
Long-term debt	3,201,338	—	—	(5,902)	3,195,436
Asset retirement obligations	—	54,402	—	—	54,402
Other long-term obligations	77	15,039	—	—	15,116
Total liabilities	5,742,510	1,505,168	40,527	(3,238,800)	4,049,405
Equity
SandRidge Energy, Inc. stockholders’ equity	1,937,825	5,677,981	1,163,926	(6,841,907)	1,937,825
Noncontrolling interest	—	—	—	1,271,995	1,271,995
Total equity	1,937,825	5,677,981	1,163,926	(5,569,912)	3,209,820
Total liabilities and equity	$7,680,335	$7,183,149	$1,204,453	$(8,808,712)	$7,259,225
____________________

(1)	Amounts presented as property, plant and equipment have been revised to include approximately $150.4 million previously misclassified as investment in subsidiary.

(2)
Amounts previously misclassified as property, plant and equipment and SandRidge Energy, Inc. stockholders’ equity have been reduced by approximately $150.4 million and are now presented as Guarantor property, plant and equipment.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2015
Total revenues	$—	$203,591	$26,016	$—	$229,607
Expenses
Direct operating expenses	—	95,832	2,934	—	98,766
General and administrative	61	37,379	942	—	38,382
Depreciation, depletion, amortization and accretion	—	98,416	9,501	—	107,917
Impairment	—	1,164,834	324,557	—	1,489,391
Loss on derivative contracts	—	29,067	3,937	—	33,004
Gain on sale of assets	—	(2,770)	—	—	(2,770)
Total expenses	61	1,422,758	341,871	—	1,764,690
(Loss) from operations	(61)	(1,219,167)	(315,855)	—	(1,535,083)
Equity earnings from subsidiaries	(1,312,652)	(95,545)	—	1,408,197	—
Interest expense	(73,703)	(24)	—	—	(73,727)
Gain on extinguishment of debt	17,934	—	—	—	17,934
Other income, net	—	2,084	86	—	2,170
Loss before income taxes	(1,368,482)	(1,312,652)	(315,769)	1,408,197	(1,588,706)
Income tax expense	—	—	25	—	25
Net loss	(1,368,482)	(1,312,652)	(315,794)	1,408,197	(1,588,731)
Less: net loss attributable to noncontrolling interest	—	—	—	(220,249)	(220,249)
Net loss attributable to SandRidge Energy, Inc.	$(1,368,482)	$(1,312,652)	$(315,794)	$1,628,446	$(1,368,482)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2014
Total revenues	$—	$314,521	$60,205	$(12)	$374,714
Expenses
Direct operating expenses	—	93,597	4,931	(12)	98,516
General and administrative	71	30,481	1,363	—	31,915
Depreciation, depletion, amortization and accretion	—	99,237	14,506	—	113,743
Impairment	—	3,133	—	—	3,133
Loss on derivative contracts	—	67,509	17,783	—	85,292
Loss on sale of assets	—	36	—	—	36
Total expenses	71	293,993	38,583	(12)	332,635
(Loss) income from operations	(71)	20,528	21,622	—	42,079
Equity earnings from subsidiaries	27,725	5,863	—	(33,588)	—
Interest expense	(61,859)	(4)	—	—	(61,863)
Other income, net	—	1,338	—	—	1,338
(Loss) income before income taxes	(34,205)	27,725	21,622	(33,588)	(18,446)
Income tax (benefit) expense	(1,311)	—	117	—	(1,194)
Net (loss) income	(32,894)	27,725	21,505	(33,588)	(17,252)
Less: net income attributable to noncontrolling interest	—	—	—	15,642	15,642
Net (loss) income attributable to SandRidge Energy, Inc.	$(32,894)	$27,725	$21,505	$(49,230)	$(32,894)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2015
Total revenues	$—	$396,112	$48,811	$(8)	$444,915
Expenses
Direct operating expenses	—	207,950	5,770	(8)	213,712
General and administrative	117	72,598	1,816	—	74,531
Depreciation, depletion, amortization and accretion	—	208,269	20,182	—	228,451
Impairment	—	2,068,069	505,188	—	2,573,257
Gain on derivative contracts	—	(15,042)	(1,781)	—	(16,823)
Gain on sale of assets	—	(4,670)	(4)	—	(4,674)
Total expenses	117	2,537,174	531,171	(8)	3,068,454
Loss from operations	(117)	(2,141,062)	(482,360)	—	(2,623,539)
Equity earnings from subsidiaries	(2,284,723)	(145,166)	—	2,429,889	—
Interest expense	(136,529)	(40)	—	—	(136,569)
Gain on extinguishment of debt	17,934	—	—	—	17,934
Other income, net	—	1,545	89	—	1,634
Loss before income taxes	(2,403,435)	(2,284,723)	(482,271)	2,429,889	(2,740,540)
Income tax expense	—	—	65	—	65
Net loss	(2,403,435)	(2,284,723)	(482,336)	2,429,889	(2,740,605)
Less: net loss attributable to noncontrolling interest	—	—	—	(337,170)	(337,170)
Net loss attributable to SandRidge Energy, Inc.	$(2,403,435)	$(2,284,723)	$(482,336)	$2,767,059	$(2,403,435)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2014
Total revenues	$—	$693,570	$124,299	$(99)	$817,770
Expenses
Direct operating expenses	—	232,018	9,741	(99)	241,660
General and administrative	220	67,426	2,807	—	70,453
Depreciation, depletion, amortization and accretion	—	219,814	30,382	—	250,196
Impairment	—	125,599	42,313	—	167,912
Loss on derivative contracts	—	101,611	26,172	—	127,783
Loss on sale of assets	—	17	—	—	17
Total expenses	220	746,485	111,415	(99)	858,021
(Loss) income from operations	(220)	(52,915)	12,884	—	(40,251)
Equity earnings from subsidiaries	(46,259)	3,086	—	43,173	—
Interest (expense) income	(124,045)	139	—	—	(123,906)
Other income, net	—	3,431	1	—	3,432
(Loss) income before income taxes	(170,524)	(46,259)	12,885	43,173	(160,725)
Income tax (benefit) expense	(1,294)	—	227	—	(1,067)
Net (loss) income	(169,230)	(46,259)	12,658	43,173	(159,658)
Less: net income attributable to noncontrolling interest	—	—	—	9,572	9,572
Net (loss) income attributable to SandRidge Energy, Inc.	$(169,230)	$(46,259)	$12,658	$33,601	$(169,230)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2015
Net cash (used in) provided by operating activities	$(122,181)	$344,778	$65,902	$30,495	$318,994
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(636,822)	—	—	(636,822)
Other	—	(65,989)	5	73,971	7,987
Net cash (used in) provided by investing activities	—	(702,811)	5	73,971	(628,835)
Cash flows from financing activities
Proceeds from borrowings	2,190,000	—	—	—	2,190,000
Repayments of borrowings	(940,000)	—	—	—	(940,000)
Distributions to unitholders	—	—	(97,498)	12,808	(84,690)
Intercompany (advances) borrowings, net	(275,066)	276,384	(1,318)	—	—
Other	(53,106)	84,691	32,584	(117,274)	(53,105)
Net cash provided by (used in) financing activities	921,828	361,075	(66,232)	(104,466)	1,112,205
Net increase (decrease) in cash and cash equivalents	799,647	3,042	(325)	—	802,364
Cash and cash equivalents at beginning of year	170,468	1,398	9,387	—	181,253
Cash and cash equivalents at end of period	$970,115	$4,440	$9,062	$—	$983,617

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent(1)	Guarantors(1)	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2014
Net cash (used in) provided by operating activities	$(119,006)	$228,860	$126,424	$(5,486)	$230,792
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(656,699)	—	—	(656,699)
Proceeds from sale of assets	—	707,799	—	—	707,799
Other	—	(104,286)	1,061	86,672	(16,553)
Net cash (used in) provided by investing activities	—	(53,186)	1,061	86,672	34,547
Cash flows from financing activities
Distributions to unitholders	—	—	(127,985)	24,843	(103,142)
Intercompany borrowings (advances), net	257,498	(257,879)	381	—	—
Other	(33,364)	82,441	(1,150)	(106,029)	(58,102)
Net cash provided by (used in) financing activities	224,134	(175,438)	(128,754)	(81,186)	(161,244)
Net increase (decrease) in cash and cash equivalents	105,128	236	(1,269)	—	104,095
Cash and cash equivalents at beginning of year	805,505	1,013	8,145	—	814,663
Cash and cash equivalents at end of period	$910,633	$1,249	$6,876	$—	$918,758
____________________

(1)
Net cash (used in) provided by operating activities for the Parent has been corrected to exclude $382.7 million in intercompany transactions, and a corresponding increase for Guarantors for this same line item. In addition, Intercompany borrowings (advances), net has been corrected for the Parent to include approximately $382.7 million of intercompany transactions, and a corresponding decrease for Guarantors for the same line item. The changes did not result in any changes to consolidated net cash provided by operating activities or net cash used in financing activities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

18. Subsequent Events

Royalty Trust Distributions. On July 30, 2015, the Royalty Trusts announced quarterly distributions for the three-month period ended June 30, 2015. The following distributions are expected to be paid on or before August 28, 2015 to holders of record as of the close of business on August 14, 2015 (in thousands):

Royalty Trust	Total Distribution	Amount Distributed to Third-Party Unitholders
Mississippian Trust I	$8,428	$6,162
Permian Trust	16,656	16,656
Mississippian Trust II	9,361	7,794
Total	$34,445	$30,612

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Company’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as the Company’s audited consolidated financial statements and the accompanying notes included in the 2014 Form 10-K. The Company’s discussion and analysis includes the following subjects:

•	Overview;

•	Results by Segment;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Valuation Allowance.

The financial information with respect to the three and six-month periods ended June 30, 2015 and 2014, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Recent Events

Senior Secured Notes. On June 10, 2015, the Company completed the issuance and sale of $1.25 billion in aggregate principal amount of Senior Secured Notes, which bear interest at a fixed rate of 8.75% per annum, payable semi-annually, with the principal due upon maturity. Net proceeds from the issuance were approximately $1.21 billion, a portion of which was used to repay amounts outstanding at that time under the Company’s senior credit facility.

Senior Credit Facility. On June 10, 2015, concurrent with the issuance and sale of $1.25 billion in aggregate principal amount of its Senior Secured Notes described above, the Company and its lenders amended the credit agreement to, among other things, (i) eliminate financial covenants requiring maintenance of certain levels for the ratio of total net debt to EBITDA and the ratio of EBITDA to interest expense, (ii) amend the financial covenant requiring maintenance of the ratio of total secured debt under the senior credit facility to EBITDA to 2.00:1.00 from 2.25:1.00 at quarter end, (iii) increase the permitted incurrence of additional junior debt, which may be secured, to an amount not to exceed $1.75 billion from $500.0 million, and (iv) to lower the borrowing base from $900.0 million to $500.0 million.

Redemption of Senior Unsecured Notes. During the three-month period ended June 30, 2015, the Company issued to a holder of its Company’s 7.5% Senior Notes due 2021 and 8.125% Senior Notes due 2022, approximately 28.0 million shares of the Company’s common stock in exchange for an aggregate $50.0 million principal amount of the notes and as payment for the interest accrued thereon since the last interest payment date. The exchange resulted in a gain on extinguishment of debt of $17.9 million, which is reflected in the condensed consolidated results of operations for the three and six-month periods ended June 30, 2015.

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

Production, revenues and expenses, including direct operating expenses, depletion, accretion of asset retirement obligations and general and administrative expenses, for the Gulf Properties included in the Company’s results for the six-month period ended June 30, 2014 were as follows:

Six Months Ended June 30, 2014 (1)
Production (MBoe)	1,321
Revenues (in thousands)	$90,920
Expenses (in thousands)	$63,674
_______________
(1)    Includes activity through February 25, 2014, the date of sale.

Operational Activities

Operational activities for the three and six-month periods ended June 30, 2015 include the following:

•
Total production for the three-month period ended June 30, 2015 was comprised of approximately 33.2% oil, 50.1% natural gas and 16.7% NGLs compared to 37.7% oil, 50.5% natural gas and 11.8% NGLs in the same period of 2014. Total production for the six-month period ended June 30, 2015 was comprised of approximately 33.4% oil, 50.1% natural gas and 16.5% NGLs compared to 39.2% oil, 50.5% natural gas and 10.3% NGLs in the same period of 2014.

•
Mid-Continent properties contributed approximately 7.2 MMBoe, or 89.1%, and 14.2 MMBoe, or 88.8% of the Company’s total production, for the three and six-month periods ended June 30, 2015, respectively, compared to approximately 5.3 MMBoe, or 83.0%, and 10.0 MMBoe, or 74.1% for the three and six-month periods ended June 30, 2014.

•
Reduced the total rigs drilling to six (no rigs drilling disposal wells) at June 30, 2015 from 35 (including four drilling disposal wells) at December 31, 2014, and 38 (including one drilling disposal wells) at June 30, 2014.

•	Drilled 31 and 125 wells, respectively, excluding salt water disposal wells, in the Mid-Continent area during the three and six-month periods ended June 30, 2015.

•	Discontinued drilling and oil field services operations in the Permian area as a result of declining oil prices and decreased demand for drilling and oilfield services in the region.

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

In light of current commodity prices and the Company’s leverage position, the Company continues to analyze a variety of transactions and mechanisms designed to reduce debt and/or increase net income, including the monetization of non-income producing assets, the retirement or purchase of outstanding debt securities through cash purchases and/or exchanges for equity or other Company securities in open market purchases, privately negotiated transactions or otherwise and opportunistic acquisitions. Such transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Results by Segment

The Company operates in three reportable business segments: exploration and production, drilling and oil field services and midstream services. These segments represent the Company’s three main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the activities of the Royalty Trusts. The drilling and oil field services segment is engaged in the contract drilling of oil and natural gas wells and provides various oil field services. The midstream services segment is engaged in the purchasing, gathering, treating and marketing of natural gas and coordinates the delivery of electricity for the Company’s exploration and production operations in the Mid-Continent.

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The results of the Company’s business segments for the three and six-month periods ended June 30, 2015 and 2014 are discussed below.

Exploration and Production Segment

The Company generates the majority of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Company’s ability to find, economically develop and produce its reserves. The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces and changes in the fair value of its commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three and six-month periods ended June 30, 2015 and 2014 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Oil (per Bbl)	$57.95	$102.99	$53.34	$100.84
Natural gas (per Mcf)	$2.74	$4.58	$2.77	$4.65

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

Saltwater Gathering and Disposal System. Included within the Company’s full cost pool is a saltwater gathering and disposal system that included over 1,150 miles of gathering lines and over 200 disposal wells at June 30, 2015. This system assists in the economically efficient production of oil and natural gas by reducing the overall cost of water disposal, which directly reduces production costs. The system has a current injection capacity of over 3.0 million barrels of water per day.

Set forth in the table below is financial, production and pricing information for the exploration and production segment for the three and six-month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Results (in thousands)
Revenues
Oil	$143,282	$239,857	$263,516	$519,786
NGL	21,547	27,233	40,497	54,822
Natural gas	49,703	72,816	106,251	170,614
Other	2	—	13	2,022
Inter-segment revenue	(2)	—	(13)	—
Total revenues	214,532	339,906	410,264	747,244
Operating expenses
Production	82,194	67,531	172,198	175,017
Production taxes	4,382	7,840	8,896	15,647
Depreciation and depletion—oil and natural gas	94,298	97,267	200,405	212,452
Accretion of asset retirement obligations	1,111	1,065	2,191	6,811
Impairment	1,489,089	—	2,572,671	164,779
Loss (gain) on derivative contracts	33,004	85,292	(16,823)	127,783
Gain on sale of assets	(16)	(22)	(24)	(22)
Other operating expenses	22,070	11,151	36,509	31,471
Total operating expenses	1,726,132	270,124	2,976,023	733,938
(Loss) income from operations	$(1,511,600)	$69,782	$(2,565,759)	$13,306

Production data
Oil (MBbls)	2,691	2,398	5,342	5,283
NGL (MBbls)	1,349	748	2,637	1,390
Natural gas (MMcf)	24,342	19,240	48,075	40,833
Total volumes (MBoe)	8,097	6,353	15,992	13,479
Average daily total volumes (MBoe/d)	89.0	69.8	88.4	74.5
Average prices—as reported(1)
Oil (per Bbl)	$53.24	$100.02	$49.33	$98.39
NGL (per Bbl)	$15.97	$36.41	$15.36	$39.44
Natural gas (per Mcf)	$2.04	$3.78	$2.21	$4.18
Total (per Boe)	$26.50	$53.50	$25.65	$55.29
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$79.65	$96.91	$83.91	$96.34
NGL (per Bbl)	$15.97	$36.41	$15.36	$39.44
Natural gas (per Mcf)	$2.18	$3.49	$2.76	$3.78
Total (per Boe)	$35.68	$51.44	$38.87	$53.30
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2015 and 2014 and illustrates the impact of (i) the Company’s continued development of its Mid-Continent assets, and (ii) the sale of the Gulf Properties in February 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	7,215	89.1%	5,273	83.0%	14,205	88.8%	9,988	74.1%
Gulf of Mexico / Gulf Coast	—	—%	—	—%	—	—%	1,321	9.8%
Permian Basin	407	5.0%	540	8.5%	826	5.2%	1,078	8.0%
Other - west Texas	475	5.9%	540	8.5%	961	6.0%	1,092	8.1%
Total	8,097	100.0%	6,353	100.0%	15,992	100.0%	13,479	100.0%

Revenues

Exploration and production segment revenues from oil, natural gas and NGL sales decreased $125.4 million, or 36.9%, for the three-month period ended June 30, 2015, from the same period in 2014. Approximately $195.8 million of the total net decrease was due to a decline in the average prices received for oil, natural gas and NGL production. This decrease was partially offset by an increase of $70.4 million due to a 1,744 MBoe, or 27.5%, increase in combined production, stemming largely from the continued development of the Company’s Mid-Continent properties.

Exploration and production segment revenues from oil, natural gas and NGL sales decreased $335.0 million, or 44.9%, for the six-month period ended June 30, 2015, from the same period in 2014. Approximately $420.2 million of the total net decrease was due to a decline in the average prices received primarily for oil, and to a lesser extent, natural gas and NGL production. This decrease was partially offset by an increase of $85.2 million due to a 2,513 MBoe, or 18.6%, increase in combined production, stemming largely from the continued development of the Company’s Mid-Continent properties.

Operating Expenses

Production expense includes costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses increased $14.7 million, or 21.7% for the three-month period ended June 30, 2015 compared to the same period in 2014, primarily due to the increase in combined production. Production costs per Boe decreased to $10.15 per Boe for the 2015 period from $10.63 per Boe in the 2014 period. Production expenses for the six-month period ended June 30, 2015 were comparable to the same period in 2014; however, production costs per Boe decreased to $10.77 per Boe for the 2015 period from $12.98 per Boe in the 2014 period, primarily as a result of (i) the sale of the Gulf Properties in February 2014, which had higher production costs inherent with offshore operations and (ii) an increase in total combined production for the six-month period ended June 30, 2015 period compared to the same period in 2014.

Production taxes decreased by $3.5 million, or 44.1% and $6.8 million, or 43.1%, for the three and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to the decrease in oil, natural gas and NGL revenues. Production taxes as a percentage of oil, natural gas and NGL revenue were consistent at approximately 2.0% for the three-month period ended June 30, 2015 compared to 2.3% for the same period in 2014 and 2.2% for the six-month period ended June 30, 2015 compared to 2.1% for the same period of 2014.

Depreciation and depletion for the Company’s oil and natural gas properties decreased by $3.0 million and $12.0 million for the three and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014, largely as a result of a decrease in the depreciation and depletion rates per Boe. The average depreciation and depletion rates per Boe were $11.65 and $12.53 for the three and six-month periods ended June 30, 2015, respectively, compared to $15.31 and $15.76 for the three and six-month periods ended June 30, 2014, respectively. The decreases in the depreciation and depletion rates are primarily due to (i) the sale of the Gulf Properties in February 2014, (ii) full cost ceiling impairment recorded in the three-month periods ended March 31, 2015 and 2014 and (iii) changes in future production and planned capital expenditures that occurred in conjunction with the year end 2014 budgeting and reserves estimation processes. The decreases due to the depreciation and depletion rates were partially offset by increases in production for the 2015 periods compared to the 2014 periods.

Accretion of asset retirement obligations was comparable for the three-month periods ended June 30, 2015 and 2014 and decreased by $4.6 million for the six-month period ended June 30, 2015, compared to the same period in 2014, primarily due to the assumption by Fieldwood of asset retirement obligations associated with the Gulf Properties sold in February 2014.

The Company incurred impairments of $1.5 billion for the three-month period ended June 30, 2015, and $2.6 billion and $164.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. No full cost ceiling limitation impairment was incurred for the three-month period ended June 30, 2014. The 2015 impairments were due to full cost ceiling limitations at March 31, 2015 and June 30, 2015 resulting primarily from the significant decrease in oil prices, and to a lesser extent, natural gas prices, that began in the latter half of 2014 and continued into 2015. The 2014 impairment was due to a full cost ceiling limitation resulting from the divestiture of the Gulf Properties, as the present value of future net revenues associated with the Gulf Properties exceeded the associated reduction to the full cost pool.

The Company recorded losses on commodity derivative contracts of $33.0 million and $85.3 million for the three-month periods ended June 30, 2015 and 2014, respectively, which include net cash (receipts) payments upon settlement of $(74.4) million and $13.1 million, respectively. The Company recorded a (gain) loss on commodity derivative contracts of $(16.8) million and $127.8 million for the six-month periods ended June 30, 2015 and 2014, respectively, which includes net cash (receipts) payments upon settlement of $(211.3) million and $96.4 million, respectively. Included in the net cash payments for the six-month period ended June 30, 2014 are $69.6 million of cash payments related to the early settlements of commodity derivative contracts primarily as a result of the sale of the Gulf Properties in February 2014.

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

Set forth in the table below is financial and operational information for the drilling and oil field services segment for the three and six-month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Results (in thousands)
Revenues	$17,161	$51,891	$41,790	$98,971
Inter-segment revenue	(11,920)	(33,062)	(26,704)	(63,039)
Total revenues	5,241	18,829	15,086	35,932
Operating expenses	8,995	18,043	26,612	38,248
Impairment	—	3,133	—	3,133
Loss from operations	$(3,754)	$(2,347)	$(11,526)	$(5,449)

Drilling rig statistics
Average number of operational rigs owned during the period	26.9	27.0	27.0	27.0
Average number of rigs working for third parties	—	4.7	—	5.1
Number of days drilling for third parties	—	429	—	923
Average drilling revenue per day per rig drilling for third parties(1)	$—	$14,674	$—	$14,906

Rig status - June 30			2015	2014
Working for SandRidge			4	12
Working for third parties			—	5
Idle(2)			7	10
Total operational			11	27
Non-operational(3)			15	3
Total rigs			26	30
____________________

(1)
Represents revenues from rigs working for third parties, excluding stand-by revenue, divided by the total number of days such drilling rigs were used by third parties during the period. Excludes revenues for related rental equipment.

(2)	The Company’s rigs are primarily intended to drill for its own account; as such, the number of idle rigs does not significantly impact the consolidated results of operations.

(3)	Non-operational rigs at June 30, 2015 and 2014 were held for sale.

Drilling and oil field services segment revenues and operating expenses decreased $13.6 million and $9.0 million, respectively, for the three-month period ended June 30, 2015, and decreased $20.8 million and $11.6 million, respectively, for the six-month period ended June 30, 2015, compared to the same periods in 2014, primarily due to a decrease in revenue from work performed for third parties, as well as a decrease in revenue from third-party working interests for work performed on wells in which the Company also has an interest, during the 2015 periods.

Demand for the Company’s drilling and oilfield services in the Permian region declined significantly in the latter half of 2014 as a result of the Company’s fulfillment of its drilling obligation with the Permian Trust and the downward trend in oil prices that began during that period. At December 31, 2014, the Company determined the future use of its drilling and oilfield services assets in this region was limited and recorded an impairment of $24.3 million on these assets. During the six-month period ended June 30, 2015, the Company decided to discontinue all remaining drilling and oilfield services operations in the Permian region.

During the three and six-month periods ended June 30, 2014, the Company recorded an impairment of approximately $3.1 million on certain drilling assets identify for sale at that time in order to adjust their carrying values to fair value.

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

Gas Marketing. On a consolidated basis, midstream and marketing revenues include natural gas sold to third parties and the fees the Company charges to gather, compress and treat this natural gas. Midstream and marketing operating costs represent payments made to third parties for the proceeds from the sale of natural gas owned by such parties, net of any applicable margin, and actual costs the Company charges to gather, compress and treat the natural gas. In general, natural gas purchased and sold by the Company’s midstream services segment is priced at a published daily or monthly index price. Midstream gas services are primarily undertaken to realize incremental margins on natural gas purchased at the wellhead and to provide value-added services to customers.

Provision of Electricity. The Company owns an electrical transmission system in the Mid-Continent area to provide electricity for use in the Company’s exploration and production operations at a lower cost than electricity provided by on-site generation. On a consolidated basis, revenues and expenses from the electrical transmission system relate to electricity provided to third-party working interest owners in Company-operated wells in the Mid-Continent.

Set forth in the table below is financial and operational information for the midstream services segment for the three and six-month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Results (in thousands)
Operating revenues	$20,782	$38,420	$42,312	$84,715
Inter-segment revenue	(12,176)	(23,546)	(24,942)	(52,196)
Total revenues	8,606	14,874	17,370	32,519
Operating expenses	11,760	17,219	24,397	36,275
Loss from operations	$(3,154)	$(2,345)	$(7,027)	$(3,756)

Gas Marketed
Volumes (MMcf)	1,678	1,888	3,401	3,701
Average price	$2.49	$4.53	$2.57	$4.62

Midstream services segment revenues and operating expenses decreased $6.3 million and $5.5 million, respectively, for the three-month period ended June 30, 2015, and segment revenues and expenses decreased $15.1 million and $11.9 million, respectively, for the six-month period ended June 30, 2015, compared to the same period in 2014. These decreases were primarily due to (i) a change in the fee structure for electrical usage during the second quarter of 2014, (ii) decreases in the average price received for natural gas purchased and marketed in west Texas of $2.04 and $2.05 per Mcf for the three and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014, and (iii) a decrease in gas compressor rentals in the 2015 periods compared to the 2014 periods.

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the three and six-month periods ended June 30, 2015 and 2014 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues
Oil, natural gas and NGL	$214,532	$339,906	$410,264	$745,222
Drilling and services	5,241	18,852	15,086	35,932
Midstream and marketing	8,606	14,874	17,370	32,784
Other	1,228	1,082	2,195	3,832
Total revenues(1)	$229,607	$374,714	$444,915	$817,770
___________________

(1)
Includes $17.5 million and $41.8 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended June 30, 2015 and 2014, respectively. Includes $32.9 million and $86.1 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the six-month periods ended June 30, 2015 and 2014, respectively.

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

Other revenues decreased for the six-month period ended June 30, 2015 compared to the same period in 2014 due primarily to the absence in the 2015 period of revenues generated by the Bullwinkle and other offshore platforms, which were included in the sale of the Gulf Properties in February 2014.

Expenses

The Company’s consolidated expenses for the three and six-month periods ended June 30, 2015 and 2014 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Expenses
Production	$81,776	$66,953	$171,274	$173,809
Production taxes	4,382	7,840	8,896	15,647
Cost of sales	4,884	10,469	17,711	22,950
Midstream and marketing	7,724	13,254	15,831	29,254
Depreciation and depletion—oil and natural gas	94,298	97,267	200,405	212,452
Depreciation and amortization—other	12,508	15,411	25,855	30,933
Accretion of asset retirement obligations	1,111	1,065	2,191	6,811
Impairment	1,489,391	3,133	2,573,257	167,912
General and administrative	38,382	31,915	74,531	70,453
Loss (gain) on derivative contracts	33,004	85,292	(16,823)	127,783
(Gain) loss on sale of assets	(2,770)	36	(4,674)	17
Total expenses(1)	$1,764,690	$332,635	$3,068,454	$858,021
___________________

(1)
Includes $237.6 million and $26.0 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three-month periods ended June 30, 2015 and 2014, respectively. Includes $369.8 million and $76.0 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the six-month periods ended June 30, 2015 and 2014, respectively. Expenses attributable to noncontrolling interests in consolidated VIEs include $226.4 million of allocated full cost ceiling impairment for the three-month period ended June 30, 2015, and $353.4 million and $29.9 million of allocated full cost ceiling impairments for the six-month periods ended June 30, 2015 and 2014, respectively.

See discussion of production expenses, production taxes, depreciation and depletion—oil and natural gas, accretion of asset retirement obligations, impairment, and loss (gain) on derivative contracts under “Results by Segment—Exploration and Production Segment,” discussion of cost of sales and impairment under “Results by Segment— Drilling and Oil Field Services Segment” and discussion of midstream and marketing expenses under “Results by Segment—Midstream Services Segment.”

General and administrative expenses increased $6.5 million, or 20.3% for the three-month period ended June 30, 2015 from the same period in 2014 due primarily to an increase of $6.7 million in severance costs as a result of a reduction in workforce. General and administrative expenses increased $4.1 million, or 5.8%, for the six-month period ended June 30, 2015 from the same period in 2014 due primarily to an increase of $3.7 million in professional services costs, including legal and consulting fees.

Other (Expense) Income, Taxes and Net (Loss) Income Attributable to Noncontrolling Interest

The Company’s other (expense) income, taxes and net (loss) income attributable to noncontrolling interest for the three and six-month periods ended June 30, 2015 and 2014 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Other (expense) income
Interest expense	$(73,727)	$(61,863)	$(136,569)	$(123,906)
Gain on extinguishment of debt	17,934	—	17,934	—
Other income, net	2,170	1,338	1,634	3,432
Total other expense	(53,623)	(60,525)	(117,001)	(120,474)
Loss before income taxes	(1,588,706)	(18,446)	(2,740,540)	(160,725)
Income tax expense (benefit)	25	(1,194)	65	(1,067)
Net loss	(1,588,731)	(17,252)	(2,740,605)	(159,658)
Less: net (loss) income attributable to noncontrolling interest	(220,249)	15,642	(337,170)	9,572
Net loss attributable to SandRidge Energy, Inc.	$(1,368,482)	$(32,894)	$(2,403,435)	$(169,230)

Interest expense for the three and six-month periods ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest expense
Interest expense on debt	$70,517	$63,664	$134,288	$127,322
Amortization of debt issuance costs, discounts and premium	2,554	2,471	4,921	4,961
Write off of debt issuance costs	4,887	—	7,108	—
Capitalized interest	(4,116)	(4,117)	(9,618)	(7,942)
Total	73,842	62,018	136,699	124,341
Less: interest income	(115)	(155)	(130)	(435)
Total interest expense	$73,727	$61,863	$136,569	$123,906

Total interest expense increased $11.9 million and $12.7 million for the three and six-month periods ended June 30, 2015 compared to the same periods in 2014, primarily due to an increase in interest expense associated with the $1.25 billion in Senior Secured Notes issued in June 2015 and the write off of debt issuance costs primarily due to reductions in the senior credit facility borrowing base during the 2015 periods.

The Company recognized a gain on extinguishment of debt of $17.9 million for the three and six-month periods ended June 30, 2015 in connection with the exchange of $29.0 million of its Senior Notes due 2021, $21.0 million of its Senior Notes due 2022 and outstanding accrued interested thereon since the last payment date for approximately 28.0 million shares of the Company’s common stock during the second quarter of 2015.

See “Note 7 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2015.

The Company’s tax expense and effective tax rate for the three and six-month periods ended June 30, 2015 continue to be low as a result of the valuation allowance against its net deferred tax asset. The Company’s income tax benefit of $1.1 million for the six-month period ending June 30, 2014 is primarily related to a reduction in the Company’s liability for unrecognized tax benefits following a favorable outcome pertaining to the Company’s state audits.

Net (loss) income attributable to noncontrolling interest represents the portion of net loss (income) attributable to third-party ownership in the Company’s consolidated VIEs and subsidiaries. The loss attributable to noncontrolling interest for the three-month period ended June 30, 2015, includes a full cost ceiling impairment attributable to noncontrolling interest of $226.4 million. There was no such impairment during the comparable period of 2014. The Company fulfilled its drilling obligations to the Mississippian Trust I in the second quarter of 2013, to the Permian Trust in the fourth quarter of 2014 and to the Mississippian Trust II in the first quarter of 2015. No further wells will be drilled for the Royalty Trusts. The loss attributable to noncontrolling interest for the six-month period ended June 30, 2015 includes a full cost ceiling impairment attributable to noncontrolling interest of $353.4 million compared to a full cost ceiling impairment attributable to noncontrolling interest of $29.9 million for the six-month period ended June 30, 2014. Additionally, revenues for the Royalty Trusts decreased in the 2015 periods compared to the 2014 periods largely as a result of a decrease in average prices received for production as well as natural declines in production attributable to the Royalty Trusts’ royalty interests.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are proceeds from the issuance of debt securities, cash flows from operating activities, borrowings under the senior credit facility, proceeds from monetizations of assets and the issuance of equity securities. Declines in oil and natural gas prices during the latter portion of 2014 and the first quarter of 2015 have had a negative effect on the Company’s cash flows from operations and prolonged periods of low oil prices may require the Company to incur additional indebtedness under its senior credit facility to fund planned capital expenditures and other operations. Continued low oil and natural gas prices, or further declines in such prices, could also adversely affect the Company’s ability to incur additional indebtedness or access the capital markets on favorable terms, or at all.

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

    The Company’s 2015 plan for capital expenditures, including expenditures related to the Company’s drilling program for the Mississippian Trust II, is approximately $700.0 million, representing a 56% reduction from the Company’s actual capital expenditures in 2014. The Company expects to fund its near term capital and debt service requirements and working capital needs with cash on hand ($983.6 million at June 30, 2015), cash flows from operations and, if necessary, available borrowing capacity under its senior credit facility. The senior credit facility has a borrowing base of $500.0 million, which was undrawn at both June 30, 2015 and July 31, 2015. The Company had $26.8 million and $17.3 million in outstanding letters of credit secured by the senior credit facility on June 30, 2015 and July 31, 2015, respectively, which reduce availability under the senior credit facility on a dollar-for-dollar basis. The Company has no maturities of long-term debt prior to 2020, provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019. The Company may choose to issue new long-term debt, subject to market availability, as an alternative to borrowing under its senior credit facility. Alternatively, the Company may issue equity or other non-debt securities in the capital markets, depending on market conditions, to address its funding requirements. In the longer term, the Company expects a portion of its funding needs to be covered by cash flows from operations, and may issue long-term debt or equity or monetize assets to cover any difference between cash flow from operations and capital needs. The Company’s capital expenditures could be further curtailed if the Company’s cash flows decline from expected levels. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. For example, prices for West Texas Intermediate light sweet crude oil (“WTI”), have declined from a monthly average of over $105.00 per Bbl in June 2014 to as low as $47.33 per Bbl in January 2015. Henry Hub natural gas prices declined from a monthly average of over $6.00 per MMBtu in February 2014 to $2.61 per MMBtu in April 2015. The Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on its cash flows. The Company has in place fixed price swap and collar contracts for a majority of its anticipated oil production and a portion of its natural gas production in 2015 and for a portion of its anticipated oil production in 2016.

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

In light of current commodity prices and the Company’s leverage position, the Company continues to analyze a variety of transactions and mechanisms designed to reduce debt and/or increase net income, including the monetization of non-income producing assets, the retirement or purchase of its outstanding debt securities through cash purchases and/or exchanges for equity or other Company securities in open market purchases, privately negotiated transactions or otherwise and opportunistic acquisitions. Such transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Consistent with its intent to opportunistically reduce debt, the Company issued to a holder of the Company’s 7.5% Senior Notes due 2021 and 8.125% Senior Notes due 2022, approximately 28.0 million shares of the Company’s common stock in exchange for an aggregate $50.0 million principal amount of the notes and as payment for the interest accrued thereon since the last interest payment date.

As of June 30, 2015, the Company’s cash and cash equivalents were $983.6 million, including $9.1 million attributable to the Company’s consolidated VIEs which is available to satisfy only obligations of the VIEs. The Company had approximately $4.4 billion in total debt outstanding and $26.8 million in outstanding letters of credit with no amount outstanding under its senior credit facility at June 30, 2015. As of and during the three and six-month periods ended June 30, 2015, the Company was in compliance with applicable covenants under its senior credit facility and outstanding senior notes. As of July 31, 2015, the Company’s cash and cash equivalents were approximately $970.4 million, including $8.7 million attributable to the Company’s consolidated VIEs. Additionally, there was no amount outstanding under the Company’s senior credit facility and $17.3 million in outstanding letters of credit.

The Company is party to an agreement with Repsol under which the Company will be obligated to carry a portion of Repsol’s drilling and completion costs for wells drilled in the future in the related area of mutual interest. See “Note 5 - Property, Plant and Equipment” for further discussion. In addition, production targets contained in certain gathering and treating arrangements require the Company to incur capital expenditures or make associated shortfall payments.

Working Capital

The Company’s working capital balance fluctuates as a result of changes in the fair value of its outstanding commodity derivative instruments and due to fluctuations in the timing and amount of its collection of receivables and payment of expenditures related to its exploration and production operations.

At June 30, 2015, the Company had a working capital surplus of $826.5 million compared to a surplus of $47.5 million at December 31, 2014. Current assets increased by $545.9 million and current liabilities decreased by $233.1 million at June 30, 2015, compared to December 31, 2014. The increase in current assets is primarily due to an $802.4 million increase in cash and cash equivalents, which resulted largely from the receipt of $1.21 billion in net proceeds from the issuance of the Senior Secured Notes in June 2015. The increase in cash was partially offset by a decrease of $170.8 million in the net asset position of the Company’s current derivative contracts and a decrease of $92.4 million in accounts receivable, largely resulting from fluctuations in the timing and amount of collections of receivables. The change in current liabilities is primarily due to a decrease of $188.7 million in accounts payable and accrued expenses largely due to (i) a reduction in accrued capital expenditures resulting from a decrease in the number of drilling rigs operating on the Company’s properties, (ii) the payment of accrued 2014 bonuses, and (iii) other changes due primarily to fluctuations in the timing and amount of the payment of expenditures related to exploration and production operations during the six-month period ended June 30, 2015. Additionally, the Company’s current deferred tax liability decreased by $43.1 million primarily as a result of full cost pool impairments recorded in the three and six-month periods ended June 30, 2015.

Cash Flows

The Company’s cash flows for the six-month periods ended June 30, 2015 and 2014 are presented in the following table and discussed below:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows provided by operating activities	$318,994	$230,792
Cash flows (used in) provided by investing activities	(628,835)	34,547
Cash flows provided by (used in) financing activities	1,112,205	(161,244)
Net increase in cash and cash equivalents	$802,364	$104,095

Cash Flows from Operating Activities

The Company’s operating cash flow is primarily influenced by the prices the Company receives for its oil, natural gas and NGLs, the quantity of oil, natural gas and NGLs it sells, settlements of derivative contracts, and third-party demand for its drilling rigs and oil field services and the rates it is able to charge for these services. The Company’s cash flows from operating activities are also impacted by changes in working capital. The increase in net cash flows provided by operating activities for the six-month period ended June 30, 2015 compared to the same period in 2014, is primarily due to gains received on settlement of derivative contracts and, to a lesser extent, a reduction in operating expenses during the six-month period ended June 30, 2015, that offset declines in revenues from oil, natural gas and NGLs during the same period.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and natural gas industry.

During the six-month period ended June 30, 2015, cash flows used in investing activities primarily consisted of capital expenditures, excluding acquisitions. During the six-month period ended June 30, 2014, cash flows provided by investing activities resulted from proceeds of $707.8 million received primarily from the sale of the Gulf Properties, which were largely offset by capital expenditures during the period.

Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the six-month periods ended June 30, 2015 and 2014 are summarized below:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Capital Expenditures
Exploration and production	$453,503	$620,809
Drilling and oil field services	2,472	7,275
Midstream services	16,681	11,766
Other	15,100	12,860
Capital expenditures, excluding acquisitions	487,756	652,710
Acquisitions	3,475	16,553
Total	$491,231	$669,263

Capital expenditures, excluding acquisitions, decreased by $165.0 million for the six-month period ended June 30, 2015 from the same period in 2014 primarily due to a decrease in drilling and leasehold expenditures in the Mid-Continent area. The number of drilling rigs operating on the Company’s properties decreased to six rigs at June 30, 2015 from 35 rigs at December 31, 2014. The Company has established a capital expenditures budget of $700.0 million for 2015.

Cash Flows from Financing Activities

The Company’s financing activities provided $1.1 billion of cash for the six-month period ended June 30, 2015 compared to $161.2 million used in the same period in 2014. The change of $1.3 billion is due primarily to (i) the issuance of $1.25 billion in Senior Secured Notes in June 2015, which was slightly offset by debt issuance costs incurred of $39.1 million, (ii) a decrease of $18.5 million in noncontrolling interest distributions, and (iii) a decrease of $16.5 million in preferred dividends paid in cash during the 2015 period compared to the 2014 period. The decrease in cash dividends paid was primarily due to payment of the 7.0% preferred share dividends in common stock for the 2015 period and conversion of the 6% preferred shares to common shares in December 2014. Additionally, during the six-month period ended June 30, 2014, the Company paid $44.1 million for the early settlement of financing derivatives as a result of the sale of the Gulf Properties, which was partially offset by proceeds from the sale of Royalty Trust units of $22.1 million.

Indebtedness

Long-term debt consists of the following at June 30, 2015 (in thousands):

Senior credit facility	$—
8.75% Senior Secured Notes due 2020	1,250,000
Senior Unsecured Notes
8.75% Senior Notes due 2020, net of $4,242 discount	445,758
7.5% Senior Notes due 2021, including premium of $3,175	1,149,175
8.125% Senior Notes due 2022	729,000
7.5% Senior Notes due 2023, net of $3,294 discount	821,706
Total debt	$4,395,639

The indentures governing the senior notes contain covenants imposing certain restrictions on the Company’s activities, including, but not limited to, limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three and six-month periods ended June 30, 2015, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding senior notes.

Maturities of Long-Term Debt. As of June 30, 2015, there are no contractual maturities of long-term debt until January 2020; however, the Senior Secured Notes will mature on June 1, 2020, provided that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019.

Senior Credit Facility. The amount the Company may borrow under its senior credit facility is limited to a borrowing base, and is subject to periodic redeterminations. The Company’s borrowing base is generally redetermined in April and October of each year. The borrowing base is determined based upon the discounted present value of future cash flows attributable to the Company’s proved reserves. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, a decrease in such value, whether due to declining commodity prices or a reduction in the Company’s development of reserves would likely cause a reduction in the borrowing base. On June 10, 2015, in connection with an amendment to the senior credit agreement, as discussed further below, the borrowing base was reduced to $500.0 million from $900.0 million, which resulted in the write off of approximately $4.9 million of capitalized debt issuance costs. The next scheduled redetermination is expected to take place in October 2015. Quarterly, the Company pays a commitment fee assessed at an annual rate of 0.5% on any available portion of the senior credit facility.

At June 30, 2015, the Company had no amount outstanding under the senior credit facility and $26.8 million in outstanding letters of credit, which reduced the availability under the senior credit facility to $473.2 million. As of and during the three and six-month periods ended June 30, 2015, the Company was in compliance with all applicable financial covenants under the senior credit facility.

On June 10, 2015, concurrent with the issuance and sale of $1.25 billion in aggregate principal amount of its Senior Secured Notes, discussed below, the Company and its lenders amended the credit agreement to, among other things, (i) eliminate financial covenants requiring maintenance of certain levels for the ratio of total net debt to EBITDA and the ratio of EBITDA to interest expense, (ii) amend the financial covenant requiring maintenance of the ratio of total secured debt under the senior credit facility to EBITDA to 2.00:1.00 from 2.25:1.00 at quarter end and (iii) increase the permitted incurrence of additional junior debt, which may be secured, to an amount not to exceed $1.75 billion from $500.0 million.

The amended senior credit facility is available to be drawn on subject to limitations based on its terms and certain financial covenants, including maintenance of agreed upon levels for the (i) ratio of total secured debt under the senior credit facility to EBITDA described above and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. For the purpose of the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s derivative contracts are disregarded. The senior credit facility matures on the earlier of March 2, 2020 and 91 days prior to the earliest date of any maturity under or mandatory offer to repurchase the Company’s currently outstanding notes.

Additionally, the amended senior credit agreement permits the Company and certain of its subsidiaries to incur additional indebtedness in an aggregate principal amount not to exceed $1.75 billion, which may be secured solely by collateral securing the senior credit facility on a junior lien basis. Any junior lien debt shall be subject to the terms and conditions set forth in an intercreditor agreement, the terms of which are subject to the approval of the lenders, and shall mature no earlier than January 21, 2020. The borrowing base under the senior credit facility will be reduced by $0.25 for every $1.00 of junior debt incurred in excess of $1.5 billion. At June 30, 2015, the Company had incurred $1.25 billion in junior lien debt as a result of the issuance of the Senior Secured Notes in June 2015 and entered into an intercreditor agreement in connection therewith.

Senior Secured Notes. On June 10, 2015, the Company completed the issuance and sale of $1.25 billion in aggregate principal amount of its Senior Secured Notes, which bear interest at a fixed rate of 8.75% per annum, payable semi-annually, with the principal due upon maturity. The Senior Secured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on a second-priority secured basis by certain of the Company’s wholly owned subsidiaries. Pursuant to the indenture, the Senior Secured Notes will mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019.

The Senior Secured Notes are secured by second-priority liens on all of the Company’s and certain of the Company’s wholly owned subsidiaries’ assets that secure the senior credit facility on a first-priority basis; provided, however, the security interest in those assets that secure the Senior Secured Notes and the guarantees will be contractually subordinated to liens thereon that secure the senior credit facility and certain other permitted indebtedness. Consequently, the Senior Secured Notes and the guarantees will be effectively subordinated to the senior credit facility and such other indebtedness to the extent of the value of such assets.

Senior Unsecured Notes. The Company’s Senior Unsecured Notes bear interest at a fixed rate per annum, payable semi-annually, with the principal due upon maturity. Certain of the Senior Unsecured Notes were issued at a discount or a premium. The discount or premium is amortized to interest expense over the term of the respective series of Senior Unsecured Notes. The Senior Unsecured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. The Senior Unsecured Notes have a variety of maturities, the first of which is in 2020 and the latest of which is in 2023.

For more information about the senior credit facility and the senior notes, see “Note 7 - Long-Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2014, the Company’s contractual obligations included long-term debt obligations, a gas gathering agreement, transportation and throughput agreements, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. From time to time, the Company enters into transactions that give rise to significant contractual obligations or otherwise result in significant changes to existing contractual obligations. Transactions that occurred during the six-month period ended June 30, 2015 resulted in the following significant changes to the Company’s contractual obligations from those presented in the 2014 Form 10-K:

•
Long-Term Debt Obligations. The Company’s long-term debt obligation increased by approximately $1.2 billion at June 30, 2015 compared to December 31, 2014, primarily as a result of the issuance of $1.25 billion in Senior Secured Notes in June 2015, which was partially offset by the exchange of an aggregate $50.0 million principal amount of Senior Unsecured Notes ($29.0 million of 7.5% Senior Notes due 2021 and $21.0 million of 8.125% Senior Notes due 2022) for shares of the Company’s stock during the three-month period ended June 30, 2015.

•
Drilling Carry Commitment. As of June 30, 2015, the Company had drilled 453 net wells under a drilling carry arrangement with Repsol and did not satisfy the total drilling commitment under the arrangement of 484 net wells in the area of mutual interest, within the required time period, which ended May 31, 2015. As a result, the Company anticipates that it will carry a portion of Repsol’s drilling and completion costs up to approximately $31.0 million for wells drilled in the future in the related area of mutual interest and will record such costs as they are incurred in future periods. See “Note 5 - Property, Plant and Equipment” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion.

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

The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of the Permian Properties on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended June 30, 2015. One contributing factor to the cumulative negative earnings position for the 36-month period ending June 30, 2015 is the combined effect of the $1.1 billion and $1.5 billion full cost ceiling impairments recorded against the Company’s oil and natural gas assets during the three-month periods ending March 31, 2015 and June 30, 2015, respectively. Cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.

The Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas. The markets for these commodities continue to be volatile. Relatively modest drops in prices can significantly affect the Company’s financial results, as evidenced by the aforementioned full cost ceiling impairments and impede its growth. Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flow. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company’s control. Due to these factors, management has placed a lower weight on the prospects of future earnings in its overall analysis of the valuation allowance.

In determining whether to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ending June 30, 2015, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company’s net deferred tax asset at December 31, 2014 was $594.5 million. The Company’s net deferred tax asset position and corresponding valuation allowance are expected to significantly increase by December 31, 2015, without the establishment of any offsetting deferred tax liabilities. These increases are primarily a result of the combined effect of the aforementioned full cost ceiling impairments recorded during the quarters ending March 31, 2015 and June 30, 2015.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments the Company uses to manage commodity prices, including instruments used to manage commodity prices for production attributable to the Royalty Trusts. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement. Additionally, the Company’s exposure to credit risk and interest rate risk is also discussed.

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

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2015, the Company’s commodity derivative contracts consisted of fixed price swaps, basis swaps and collars, which are described below:

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

At June 30, 2015, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2015 - December 2015	1,570	$93.02
January 2016 - December 2016	1,464	$88.36

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2015 - December 2015	3,680	$4.20

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2015 - December 2015	31,280	$(0.30)
January 2016 - December 2016	10,980	$(0.38)

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
July 2015 - December 2015	3,128	$78.15	$90.03	$103.65
January 2016 - December 2016	2,556	$83.14	$90.00	$100.85

Natural Gas Collars

	Notional (MMcf)	Collar Range
July 2015 - December 2015	509	$4.00	—	$8.55

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

The Company recorded losses on commodity derivative contracts of $33.0 million and $85.3 million for the three-month periods ended June 30, 2015 and 2014, respectively, which include net cash (receipts) payments upon settlement of $(74.4) million and $13.1 million, respectively. The Company recorded a (gain) loss on commodity derivative contracts of $(16.8) million and $127.8 million for the six-month periods ended June 30, 2015 and 2014, respectively, which includes net cash (receipts) payments upon settlement of $(211.3) million and $96.4 million, respectively. Included in the net cash payments for the six-month period ended June 30, 2014 are $69.6 million of cash payments related to early settlements of commodity derivative contracts primarily as a result of the sale of the Gulf Properties in February 2014.

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

A default by the Company under its senior credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of June 30, 2015, the counterparties to the Company’s open derivative contracts consisted of nine financial institutions, five of which are also lenders under the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its derivative contracts. To secure their obligations under the derivative contracts novated by the Company, the Permian Trust and Mississippian Trust II have each given the counterparties to such contracts a lien on their royalty interests. See “Note 3 - Variable Interest Entities” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information on the Royalty Trusts’ derivative contracts.

The Company’s ability to fund its capital expenditures budget is partially dependent upon the availability of funds under its senior credit facility. In order to mitigate the credit risk associated with individual financial institutions committed to participate in the senior credit facility, the Company’s bank group consists of 11 financial institutions with commitments ranging from 1.00% to 14.00% of the borrowing base as of June 30, 2015.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness
As initially disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission on January 8, 2015, as of December 31, 2013, we did not design and maintain effective internal controls because of the absence of a control over the accounting and valuation related to the appropriate interim period in which to record an amount, if any, for the annual CO2 delivery shortfall penalty under the Company’s 30-year treating agreement with Occidental. Specifically, based on the prior method of accounting for such annual shortfall penalty, management did not evaluate whether an accrual for some or all of such annual penalty was needed within each quarterly period prior to the fourth quarter. Management concluded that this deficiency constituted a material weakness as defined in the Securities and Exchange Commission regulations.
Upon making the determination that we did not maintain effective controls over the accounting and valuation of the annual CO2 delivery shortfall penalty, the Company revised, clarified and implemented accounting policies and a control in the first quarter of 2015 for enhanced review of the Occidental penalty to determine if an accrual is appropriate during each interim period.
In the second quarter of 2015, we completed our remediation activities by testing the operating effectiveness of the newly implemented control and found it to be effective. As a result, we have concluded that the material weakness has been remediated as of June 30, 2015.
Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 4, 2011, Patriot Exploration, LLC, Jonathan Feldman, Redwing Drilling Partners, Mapleleaf Drilling Partners, Avalanche Drilling Partners, Penguin Drilling Partners and Gramax Insurance Company Ltd. filed a lawsuit against the Company, SandRidge Exploration and Production, LLC (“SandRidge E&P”) and certain current and former directors and senior executive officers of the Company (collectively, the “defendants”) in the U.S. District Court for the District of Connecticut. On October 28, 2011, the plaintiffs filed an amended complaint alleging substantially the same allegations as those contained in the original complaint. The plaintiffs allege that the defendants made false and misleading statements to U.S. Drilling Capital Management LLC and to the plaintiffs prior to the entry into a participation agreement among Patriot Exploration, LLC, U.S. Drilling Capital Management LLC and SandRidge E&P, which provided for the investment by the plaintiffs in certain of SandRidge E&P’s oil and natural gas properties. Pursuant to a settlement agreement reached between the parties, a payment of approximately $4.0 million will be made to the plaintiffs by the Company’s insurer and will be covered by the Company’s applicable directors and officers liability insurance policy. The Company has not established a reserve for such amount.

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

On September 26, 2014, the Board of Directors for the Company formed a Special Litigation Committee (“SLC”), composed of two independent and disinterested Company directors, and delegated absolute and final authority to the SLC to review and investigate the claims alleged by the plaintiffs in the Federal Shareholder Derivative Litigation and in the Hefner action, and to determine whether and how those claims should be asserted on the Company’s behalf. The parties agreed to stay the Hefner action pending the review and investigation by the SLC.

On May 8, 2013, the court stayed the Romano action pending further order of the court. On October 31, 2013, the plaintiff filed a motion to lift the stay, which was denied by the court on February 7, 2014. On October 29, 2014, the court granted plaintiff’s application to dismiss the action without prejudice.

An estimate of reasonably possible losses associated with both the Federal Shareholder Derivative Litigation and the Hefner action cannot be made at this time. The Company has not established any reserves relating to these actions.

On December 5, 2012, James Glitz and Rodger A. Thornberry, on behalf of themselves and all other similarly situated stockholders, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and certain current and former executive officers of the Company. On January 4, 2013, Louis Carbone, on behalf of himself and all other similarly situated stockholders, filed a substantially similar putative class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation” (the “Securities Litigation”) and appointed a lead plaintiff and lead counsel. On July 23, 2013, plaintiffs filed a consolidated amended complaint, which asserts a variety of federal securities claims against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of the Mississippian Trust I in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) in or traceable to its initial public offering on or about April 23, 2012. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves, the Company’s capital expenditures, and certain transactions entered into by companies allegedly affiliated with the Company’s former CEO Tom Ward. The defendants have filed respective motions to dismiss the consolidated amended complaint, some of which are pending before the court.

On May 11, 2015, the court dismissed without prejudice plaintiffs’ claims against the Mississippian Trusts and the underwriter defendants. Because the Securities Litigation is in the early stages, an estimate of reasonably possible losses associated with it, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to the Securities Litigation. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with the Securities Litigation.

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

On May 27, 2015, the parties reached an agreement in principle to settle this lawsuit. Pursuant to such agreement, the Company will establish a settlement fund in the amount of approximately $5.0 million from which to pay participating plaintiffs’ claims as well as plaintiffs’ attorneys’ fees. Because the proposed settlement agreement is subject to final negotiations between the parties and court approval, the Company has not established a reserve for this lawsuit.

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

On February 17, 2015, the U.S. District Court for the Western District of Oklahoma consolidated the Surbaugh and Dakil actions. On July 29, 2015, the court dismissed the consolidated action without prejudice to refiling.

On June 9, 2015, the Duane & Virginia Lanier Trust, individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of common units of the Mississippian Trust I pursuant or traceable to its initial public offering on or about April 7, 2011, and/or at other times during the time period between April 7, 2011, and November 8, 2012 (the “Class Period”), and (b) purchasers of common units of the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”) pursuant or traceable to its initial public offering on or about April 17, 2012, and/or at other times during the Class Period. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves and the Company's capital expenditures. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.
On July 30, 2015, Barton Gernandt, Jr., individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class comprised of all persons, except the named defendants and their immediate family members, who were participants in, or beneficiaries of, the SandRidge Energy, Inc. 401(k) Plan (the “Plan”) at any time between August 2, 2012, and the present, and whose Plan accounts included investments in SandRidge common stock. The Plaintiff purports to bring the action both derivatively on the Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the Plan and to the Plan participants by allowing the investment of the Plan’s assets in SandRidge stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company and the fact the Company’s common stock was artificially inflated because, among other things, the Company materially overstated the amount of oil being produced and the ratio of oil to natural gas in one of its core holdings. The Company intends to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2014 Form 10-K.

The Company has received a notice of failure to comply with the NYSE continued listing standard related to the minimum trading price of its common stock.  If the Company is unable to avoid the delisting of its common stock from the NYSE, it could have a substantial effect on the Company’s liquidity and results of operations.

On July 23, 2015, the Company received notification from the NYSE that the price of its common stock had fallen below the NYSE’s continued listing standard, which requires that the average closing price not be less than $1.00 per share over a period of 30 consecutive trading days.

Under NYSE rules, a listed company is generally afforded a six-month period following receipt of the NYSE deficiency notice to regain compliance, after which the NYSE will commence suspension of trading and delisting procedures. Regaining compliance requires, on the last trading day of any calendar month, a company’s common stock price per share and 30 trading-day average closing share price to be at least $1.00. During this six month period, a company’s common stock will continue to be traded on the NYSE, subject to compliance with other continued listing requirements and further subject to the discretion of the NYSE to commence delisting procedures against a company’s common stock for other reasons, such as selling for an abnormally low price. Although the Company intends to consider available alternatives, potentially including a reverse stock split, in order to cure the stock price deficiency and return to compliance with the NYSE continued listing requirement, the Company can provide no assurance that these measures will be successful.

If the Company’s common stock ultimately were to be delisted for any reason, including failure to regain compliance with NYSE’s minimum trading price requirement, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could further harm the performance of the Company’s common stock and negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
April 1, 2015 — April 30, 2015	50,023	$1.78	N/A	$88.7
May 1, 2015 — May 31, 2015	462,459	$1.61	N/A	$88.7
June 1, 2015 — June 30, 2015	47,448	$0.92	N/A	$88.7
Total	559,930		—
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
Eddie M. LeBlanc Executive Vice President and Chief Financial Officer
Date: August 6, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008
3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010
3.3	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated June 4, 2015					*
3.4	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009
4.1	Indenture, dated as of June 10, 2015, among SandRidge Energy, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee	8-K	001-33784	4.1	6/11/2015
10.1.1	Fourth Amended and Restated Credit Agreement dated as of June 10, 2015, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent and the other lenders party thereto	8-K	001-33784	10.4	6/11/2015
10.1.2	Intercreditor Agreement, dated as of June 10, 2015, Royal Bank of Canada, as Priority Lien Agent, and U.S. Bank National Association, as the Second Lien Collateral Trustee	8-K	001-33784	10.1	6/11/2015
10.1.3	Collateral Trust Agreement, dated as of June 10, 2015, by and among SandRidge Energy, Inc., the guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Parity Lien Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	8-K	001-33784	10.2	6/11/2015
10.1.4	Security Agreement, dated as of June 10, 2015, by and among SandRidge Energy, Inc., the guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	8-K	001-33784	10.3	6/11/2015
10.2.1	Amendment 2 to the SandRidge Energy, Inc. 2009 Incentive Plan					*
10.2.2	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - March 2015 Retention Grant					*
10.2.3	Form of Incentive Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - March 2015 Retention Grant					*
10.2.4	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - Non-employee Director Grant					*
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*