Form 10-K/A
period 2015-12-31
SANDRIDGE ENERGY INC
filed 2016-04-29
CIK 1349436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33784

SANDRIDGE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8084793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Robert S. Kerr Avenue Oklahoma City, Oklahoma	73102
(Address of principal executive offices)	(Zip Code)

(405) 429-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OTC Pink

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

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

EXPLANATORY NOTE

SandRidge Energy, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) with the Securities and Exchange Commission (the “SEC” or the “Commission”) on March 30, 2016 (the “Original Filing”). Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) that the Company expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the 2015 Form 10-K. Because the 2016 Proxy Statement will not be filed with the Commission before such date, the Company is filing this Amendment No. 1 to the 2015 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to add new Exhibits 31.3 and 31.4 under Item 15(a)(3). Some of the information provided in this Form 10-K/A may be superseded by the information provided in the 2016 Proxy Statement to be filed with the Commission. References in this report to the “Company” and “SandRidge” mean SandRidge Energy, Inc., including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary.

This Form 10-K/A is presented as of the date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to reflect the revision described above.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as of the date of this filing.

SANDRIDGE ENERGY, INC.

2015 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTOR BIOGRAPHICAL INFORMATION

The names of the members of our Board of Directors (the “Board”) and certain information concerning each of them as of April 1, 2016 are set forth below.

Name	Age	Position
Stephen C. Beasley	64	Director
James D. Bennett	46	Director, President and Chief Executive Officer
Jim J. Brewer	57	Director
Everett R. Dobson	56	Director
Edward W. Moneypenny	74	Director
Jeffrey S. Serota	50	Chairman
J. Michael Stice	56	Director
Alan J. Weber	67	Director
Dan A. Westbrook	63	Director

Stephen C. Beasley. Mr. Beasley was appointed as a director in 2013. Mr. Beasley founded Eaton Group Inc., a Houston-based executive leadership and strategic investment firm, in 2008, and currently serves as its President and Chief Executive Officer. He previously served as the President of El Paso Corporation’s Eastern Pipeline Group and was a member of El Paso Corporation’s nine-member Corporate Executive Committee. In this role, Mr. Beasley was Chairman and President of Tennessee Gas Pipeline Company and ANR Pipeline Company – two of the largest and most complex natural gas transmission systems in the United States. Mr. Beasley currently serves on the board of directors for WGL Holdings Inc., a public utility holding company serving the Washington, DC metropolitan region and Space Services Holdings Inc., a privately-held space transportation and remote sensing company. He previously served as an outside director on the board of directors for Williams Pipeline Partners L.P., Southern Union Company, BPZ Resources, Inc. and C Sixty Inc., a privately held nano-biotechnology company. Mr. Beasley earned a Bachelor of Arts degree in Biology from The University of Texas at Austin, and currently serves on several of The University of Texas System development and advisory boards. He also serves as Chair of The Brookwood Community and The Briarwood School in the Houston, Texas area.

The Board believes Mr. Beasley’s experience at the Eaton Group Inc. and El Paso Corporation and in various facets of the oil and natural gas industry as well as his background in investing and capital raising activities qualifies him to serve on the Board.

James D. Bennett. Mr. Bennett was appointed as a director in 2013. Mr. Bennett was named Chief Executive Officer and President in June 2013. Prior to that, he served as President and Chief Financial Officer since March 2013 and Executive Vice President and Chief Financial Officer since January 2011. From 2010 until he joined the Company, he was Managing Director for White Deer Energy, a private equity fund focused on the exploration and production, oilfield service and equipment, and midstream sectors of the oil and gas industry. From 2006 to December 2009, Mr. Bennett was employed by GSO Capital Partners L.P. where he served in various capacities, including as its Managing Director. Mr. Bennett graduated with a Bachelor of Business Administration degree with a major in Finance from Texas Tech University in 1993. Mr. Bennett has served on the board of directors of the general partner of Cheniere Energy Partners L.P. and PostRock Energy Corporation.

The Board believes Mr. Bennett’s senior management experience at SandRidge, his prior service on other energy company boards, and his background in energy-focused investing and capital raising activities qualifies him to serve on the Board.

Jim J. Brewer. Mr. Brewer was appointed as a director in 2011. Mr. Brewer, a geologist, has almost 30 years of experience in the oil and gas business. In 1987, Mr. Brewer co-founded J-Brex Company, a private oil and gas and real estate company, of which he is the President. He co-founded Energynet.com, a large on-line oil and gas property auction service in 1999, and currently serves on its board of directors. Mr. Brewer also serves as an advisory board member of First Capital Bank of Texas. Mr. Brewer has degrees in geology and mathematics from West Texas State University.

The Board believes Mr. Brewer’s technical expertise and his senior, extensive and diverse experience in various facets of the oil and natural gas industry qualify him to serve on the Board.

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

The Board believes Mr. Dobson’s senior management experience with Dobson Technologies and Dobson Communications Corporation, his experience overseeing public company financial matters and his background in capital market activities qualifies him to serve on the Board.

Edward W. Moneypenny. Mr. Moneypenny was appointed as a director in 2013. From 2002 until his retirement in January 2006, Mr. Moneypenny was the Senior Vice President of Finance and Chief Financial Officer of 7-Eleven, Inc., a worldwide chain of convenience stores. In 2001, he served as the Executive Vice President of Finance and Chief Financial Officer of Covanta Energy Corporation, which owns and operates infrastructure for the conversion of waste to energy. In addition, Mr. Moneypenny was the Chief Financial Officer at two former Fortune 500 companies in the energy industry, Florida Progress Corporation and Oryx Energy Corporation, prior to 2001. At Oryx Energy Corporation, Mr. Moneypenny was the Chief Financial Officer and a member of the board of directors. Mr. Moneypenny is currently the Chairman of the Board of Trustees of Saint Joseph’s University in Philadelphia, Pennsylvania, where he has served as a Trustee since May 2006. From June 2006 to June 2012, he served on the board of directors of New York & Company, Inc., a publicly-traded specialty retailer of women’s fashion and accessories, as a member of the Audit Committee. He also served on the board of directors of Timberland Company, a specialty retail company, as Chairman of the Audit Committee and a member of the Compensation Committee from May 2005 to September 2011. Mr. Moneypenny graduated from Saint Joseph’s University with a Bachelor of Science degree in Accounting and received a Master of Science in Accounting Science from the University of Illinois. He is also a Certified Public Accountant (inactive).

The Board believes Mr. Moneypenny’s senior management experience at energy and other public companies, his experience overseeing public energy and other company financial matters and his background in energy-focused investing and capital raising activities qualifies him to serve on the Board.

Jeffrey S. Serota. Mr. Serota was appointed as a director in 2007 and became Chairman in June 2013. He currently serves as Senior Advisor to Ares Management LLC, an alternative asset investment firm, where he served as Senior Partner in the Private Equity Group from September 1997 through 2012. Prior to joining Ares, Mr. Serota worked at Bear Stearns from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the board of directors of EXCO Resources, Inc. and WCA Waste Corporation and previously served on the boards of directors of Douglas Dynamics, Inc. and Lyondell Bassell, N.V. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

The Board believes Mr. Serota’s experience on the Board of Directors and Audit Committee of EXCO Resources, Inc. and his background in energy-focused investing and capital raising activities at a leading private equity firm qualifies him to serve on the Board.

J. Michael Stice. Mr. Stice was appointed as a Director on February 3, 2015. Mr. Stice has served as Chief Executive Officer of the General Partner of Access Midstream Partners L.P. from July 2010 and as a Director of the General Partner from July 2012, until the company’s acquisition in February 2015. Prior to that, Mr. Stice was Senior Vice President – Natural Gas Projects of Chesapeake Energy Corporation and President and Chief Operating Officer of Chesapeake’s primary midstream subsidiaries from November 2008 through December 2012. Mr. Stice spent 27 years with ConocoPhillips Co. and its predecessor companies, where he most recently served as President of ConocoPhillips Qatar, responsible for the development, management and construction of natural gas liquefaction and regasification (LNG) projects. While at ConocoPhillips Co., he also served as Vice President of Global Gas, as President of Gas and Power and as President of Energy Solutions in addition to other roles in ConocoPhillips’ upstream and midstream business units. Mr. Stice graduated from the University of Oklahoma in 1981, from Stanford University in 1995 and from George Washington University in 2011. Mr. Stice also serves on the Board of Directors of U.S. Silica Holdings, Inc. (NYSE: SLCA) and on the Board of Williams Partners L.P.(NYSE:WPZ).

The Board believes Mr. Stice’s extensive senior management and board experience in the petroleum industry qualifies him to serve on the Board.

Alan J. Weber. Mr. Weber was appointed as a director in 2013. Mr. Weber is currently the Chief Executive Officer of Weber Group LLC, an investment management firm where he has served since 2005. From 2009 to 2013, Mr. Weber served as an Operating Partner and Chairman of the Financial Services Advisory Board at Arsenal Capital Partners, LLC, a private equity firm. Since 2010, Mr. Weber has served as Chairman of KGS-Alpha Capital Markets, a fixed income broker-dealer. Mr. Weber also has been a member of the board of Broadridge Financial Solutions, Inc., an investor communications and securities processing company, since 2007, and a director of Diebold, Inc., a provider of integrated self-service delivery systems and security services, since 2005. In addition, Mr. Weber is the former Chairman and Chief Executive Officer of U.S. Trust Co., a 150-year-old firm specializing in trusts, investment management, tax and estate planning, private banking, alternative investments and philanthropic consulting. Prior to joining U.S. Trust Co. in October 2002, Mr. Weber was Vice Chairman and Chief Financial Officer at Aetna, Inc., where he was responsible for corporate strategy, capital management, information technology, investor relations, e-business and financial operations. Mr. Weber worked at Citicorp (which merged with Travelers Group to form Citigroup, Inc. in 1998) from 1971 to 1998, holding senior positions in corporate banking, consumer banking and corporate operations and technology. He was Chairman of Citibank International, an Executive Vice President of Citibank and also served as a member of Citibank’s Policy Committee. During his 27-year tenure at Citibank, he managed businesses in approximately 30 countries, including assignments in Japan, Italy and Latin America.

The Board believes Mr. Weber’s senior management experience overseeing public company financial matters and his background in investing and capital raising activities qualifies him to serve on the Board.

Dan A. Westbrook. Mr. Westbrook was appointed as a director in 2013. Since October 2007, Mr. Westbrook has served on the board of directors of Enbridge Energy Management L.L.C. and Enbridge Energy Company Inc., an energy delivery company, and as a member of the Audit, Finance and Risk Committee for each entity. In October 2013, he was appointed a director and Chairman of the Board of Midcoast Holdings L.L.C., the general partner of Midcoast Energy Partners L.P., and is also a member of the Audit, Finance and Risk Committee. He has been President of the board of directors of, and, since 2008, has served as director of the Carrie Tingley Hospital Foundation, which provides support to Carrie Tingley Hospital patients and special needs children and their families in New Mexico. From October 2010 to March 2012, Mr. Westbrook was a Director of Ivanhoe Mines Ltd., now known as Turquoise Hill Resources Ltd., an international mining company, and served as Chairman of the Safety, Health and Environment Committee and a member of the Nominating and Governance Committee. He is a former director of Synenco Energy Inc., a Calgary-based oil sands company, and Knowledge Systems Inc., a privately-held U.S. company that provided software and consultant services to the oil and gas industry. From 2001 to 2005, Mr. Westbrook served as president of BP China Gas, Power & Upstream and as vice-chairman of the board of directors of Dapeng LNG, a Sino-foreign joint venture.

The Board believes Mr. Westbrook’s senior management experience and long and diverse career in the petroleum exploration and production industry, along with extensive other company directorships, qualifies him to serve on the Board.

EXECUTIVE BIOGRAPHICAL INFORMATION

Set forth below is information regarding each of our executive officers as of April 1, 2016:

Name	Age	Position
James D. Bennett	46	President and Chief Executive Officer
Julian Bott	53	Executive Vice President and Chief Financial Officer
Steven D. Turk	64	Executive Vice President and Chief Operating Officer
Duane M. Grubert	53	Executive Vice President of Investor Relations and Strategy
R. Scott Griffin	50	Senior Vice President – People and Culture
Philip T. Warman	45	Senior Vice President, General Counsel and Corporate Secretary

James D. Bennett. Mr. Bennett was named Chief Executive Officer and President in June 2013. Prior to that he served as President and Chief Financial Officer since March 2013 and Executive Vice President and Chief Financial Officer since January 2011. Biographical information about Mr. Bennett can be found above under the heading “—Director Biographical Information.”

Julian Bott. Mr. Bott was appointed as Executive Vice President and Chief Financial Officer in August 2015. Prior to joining SandRidge, Mr. Bott served as Chief Financial Officer at Texas American Resources Company since 2009. Mr. Bott has more than thirty years of diverse financial experience across the oil and gas and investment banking industries, including as Managing Partner at Kensington Energy Partners and as Chief Financial Officer of 3dMD. Mr. Bott has held various executive positions at the Toronto Dominion Bank, including Regional Head of US and European Corporate and Investment Banking, and Global Head of Energy and Project Finance. Mr. Bott also served as a Managing Director in the Energy Group of Bankers Trust Company. Mr. Bott holds a Bachelor of Arts in Economics from Harvard University and a Master of Business Administration from Rice University. Mr. Bott serves on the Board of Directors of EQT Midstream Partners, LP.

Steven D. Turk. Mr. Turk was appointed as Executive Vice President and Chief Operating Officer effective March 2, 2015. Mr. Turk joined SandRidge with more than 30 years of experience in the exploration and production industry, at both private and publicly held companies, including having most recently served as Chief Operating Officer at HighMount Exploration & Production LLC from August 2013 to October 2014 and, prior to that, as Vice President Operations, Southern Division for Chesapeake Energy Corporation from September 2008 to August 2013. He also held various operations and management positions for Equitable Production Company, Ziff Energy Group and Cabot Oil and Gas. He holds a Bachelor of Science degree in Geology from Edinboro University and a Bachelor of Science in Petroleum and Natural Gas Engineering from Pennsylvania State University as well as an MBA from Oklahoma City University.

Duane M. Grubert. Mr. Grubert was appointed Executive Vice President of Investor Relations and Strategy in December 2013. Prior to joining SandRidge, Mr. Grubert spent 14 years as a Wall Street analyst covering the oil and gas exploration and production sector, most recently for Susquehanna Financial Group. From 1983 to 2000, Mr. Grubert served in various capacities at Unocal Corporation (now part of Chevron Corporation), including petroleum engineering, international business development and finally as General Manager of Corporate Strategy and Business Intelligence. Mr. Grubert holds a Bachelor of Science in Petroleum Engineering from Stanford University and a Masters of Business Administration from California State University.

R. Scott Griffin Mr. Griffin was appointed Senior Vice President – People and Culture in November 2013. Mr. Griffin returned to SandRidge from Chaparral Energy, LLC, an oil and natural gas production company, where he led the strategic human resources function. He previously served as Director of Human Resources at SandRidge from 2008 to 2012. For the past 26 years, Mr. Griffin has held various human resources and leadership roles including 13 years as Senior Vice President of Wood Designs, a leading retail fixture manufacturer, and five years as the principal of Redlion Industrial Supply, a company he founded and managed. Mr. Griffin holds a Bachelor of Arts in Communication from the University of Oklahoma and has completed graduate coursework in Organizational Development.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the fiscal year ended December 31, 2015, except (i) one Form 3 for Mr. Stice in connection with the initial Section 16(a) filing of share ownership required upon his appointment to the Board on February 5, 2015 was filed late on February 24, 2015, and (ii) one Form 4 for each of Messrs. Bennett, Kevin Clement, Randall D. Cooley, Griffin, Grubert, LeBlanc, Turk and Warman in connection with a grant of restricted stock units made on March 20, 2015 was filed late on April 7, 2015.

CODE OF ETHICS

Our Board has adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and applies to all of our officers, directors and employees, and a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Senior Vice President – Accounting. Our codes can be found in the corporate governance section of our website at http://www.sandridgeenergy.com. Any amendments to the Code of Business Conduct and Ethics or the Financial Code of Ethics or any grant of a waiver from the provisions of these codes requiring disclosure under applicable SEC rules will be disclosed on our website.

DIRECTOR NOMINATIONS

There have been no material changes to the procedures by which a stockholder may recommend nominees to the Board since our last disclosure of these procedures.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board has an Audit Committee, which currently consists of Messrs. Brewer, Dobson, Moneypenny and Stice. Mr. Moneypenny serves as chairman of this committee, and both he and Mr. Dobson have been determined by our Board of Directors to be an “audit committee financial expert” as defined under the rules of the SEC. The Board has determined that all Audit Committee members meet the independence requirements for audit committee members set forth in Rule 10A-3 under the Exchange Act and as set forth in the 303A.02 of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we describe the material elements of our compensation program for the Company’s named executive officers, who are listed below. Detailed information regarding the compensation earned by named executive officers is set forth in the Summary Compensation Table and other compensation tables contained in this report.

Named Executive Officers at December 31, 2015	Position
James D. Bennett	President and Chief Executive Officer
Julian Bott	Executive Vice President and Chief Financial Officer
Steven D. Turk	Executive Vice President and Chief Operating Officer
Duane Grubert	Executive Vice President of Investor Relations and Strategy
Randall D. Cooley(a)	Senior Vice President – Accounting

Departed Named Executive Officers	Position
Eddie M. LeBlanc, III	Former Executive Vice President and Chief Financial Officer

(a)	On February 1, 2016, the Company announced the departure of Mr. Cooley, effective February 3, 2016.

We present our Compensation Discussion and Analysis in the following sections:

1.	Executive Compensation Program. In this section, we describe the Company’s executive compensation strategy and objectives and the material elements of our executive compensation program.

2.	2015 Named Executive Officer Compensation. In this section, we explain the Compensation Committee’s process for arriving at compensation decisions and describe the compensation for the Company’s named executive officers.

3.	Other Executive Compensation Matters. In this section, we provide an overview of policies related to minimum stock ownership, compensation clawbacks, the prohibition on pledging and derivative transactions, the relationship between our executive compensation program and risk and the tax treatment of executive compensation.

4.	Actions Related to 2016 Executive Compensation. In this section, we provide an overview of the Compensation Committee’s compensation decisions made for 2016.

Executive Compensation Program

The purpose of our compensation program is to help us attract, retain, and motivate knowledgeable and high performing talent. The Compensation Committee approved a compensation strategy that generally targets the median of the peer group. We expect that certain executives’ actual compensation will vary in a range around the median depending on such factors as length of service in the job, individual and Company performance, and internal equity considerations. The Compensation Committee has structured our executive compensation program by focusing on the following key objectives:

Objectives	How We Meet Our Objectives
Attract and retain talented executives	•	Provide a competitive total compensation package taking into account base salary, incentives and benefits to attract, retain and motivate our employees

	•	Regularly evaluate our pay programs against the competitive market of our peer group

	•	Restricted stock units with four-year vesting periods, performance share units with three-year performance and vesting periods, and supplemental retention compensation comprised of cash-settled restricted stock units and fixed-value cash awards with two-year vesting periods help to retain executives

Motivate and reward executives	•	Provide a significant portion of each named executive officer’s (“NEO”) target total direct compensation in the form of variable compensation

	•	Align our executive compensation with short-term and long-term performance of the Company

	•	Tie payment of our performance share units to total shareholder return against our peer group

Address the cyclical nature of the oil and gas industry	•	The annual incentive plan uses a balanced approach of financial and non-financial goals to encourage executives to execute on short-term goals that lead to long-term stockholder value

	•	The performance share unit plan rewards executives for total shareholder return on a relative basis

	•	The supplemental retention compensation comprised of cash-settled restricted stock units and fixed-value cash awards with two-year vesting periods helps promote stability and retention

Motivate management to take prudent but not excessive risk	•	Pay programs emphasize long-term incentive compensation
	•	Share ownership guidelines contribute to alignment between long-term stockholder value and management decisions

	•	Utilize multiple performance measures for short-term incentives

	•	Clawback policy provides the Compensation Committee with the discretion to recover any incentive compensation paid in connection with misstated financial results resulting from fraud, misconduct, or a violation of Company policy

Align executive and stockholder interests	•	Share ownership guidelines for executive officers and directors

	•	Tie a significant portion of our annual equity grants to share price performance

Executive Compensation Elements

We provide our executives with the compensation elements of base salary, annual incentives, long-term incentives, and limited personal benefits and perquisites.

Compensation Element	Description and Purpose
Base salary	Fixed cash compensation reflecting individual performance, time in role, scope of responsibility, leadership skills and experience. Reviewed annually and adjusted if and when appropriate.

Annual incentive award	Variable cash compensation based on corporate performance relative to pre-established targets reflected in a scorecard communicated to executives. These awards motivate our executive officers to achieve annual business objectives that drive long-term performance.

Restricted stock unit award	Variable compensation, payable in restricted stock units, vesting ratably over four years. These awards are intended to drive sustainable performance that delivers long-term value to stockholders and reinforces the link between the interest of executives and those of stockholders.

Performance share unit award	Variable cash-settled units. The ultimate unit value is determined based on Company’s total shareholder return relative to that of its performance peer group over the performance period. These awards motivate our executive officers to outperform peer companies in total shareholder return.

Supplemental retention compensation	Cash-settled restricted stock unit and fixed-value cash awards with two-year vesting periods help promote stability and retention, which is critical to executing the Company’s strategic plan over the next few years.

Other compensation	Indirect compensation consisting of health, welfare and retirement benefits, together with minimal perquisites, assists in attracting and retaining executive officers.

Compensation Best Practices

We have aligned our compensation programs with the interest of our stockholders by adopting the following compensation best practices.

What We Do		What We Don’t Do
✓	Benchmark compensation near the median of the peer group	No tax gross ups

✓	Apply minimum stock ownership guidelines	No “single-trigger” change-of-control payments

✓	Maintain a clawback policy	No excessive perquisites

✓	Use and review compensation tally sheets	No hedging or pledging of Company stock

✓	Use a representative and relevant peer group

✓	Use an independent compensation consultant

✓	Link annual incentive compensation to the achievement of objective pre-established performance goals tied to operational and strategic objectives

✓	Link 50% of our long term compensation to our total shareholder return compared to peers

2015 Named Executive Officer Compensation

2015 Process for Determining Executive Compensation

Guided by the executive compensation principal objectives described above, the Compensation Committee approves the structure of the executive compensation program for our NEOS. The following describes the roles of key participants in the process.

Role of the Compensation Committee

The Compensation Committee is composed of three non-employee independent directors. The Compensation Committee’s duties in administering the executive compensation programs include the following:

•	Review, evaluate and approve the agreements, plans, policies and programs

•	Review and evaluate company performance against pre-established performance metrics

•	Regularly review and approve the annual total compensation paid to officers and key executives

The Compensation Committee reviews the components of our executive officer compensation program on an annual basis and approves adjustments as it deems appropriate. From time to time, other non-employee directors provide input to the Compensation Committee in the discharge of its duties and the full Board ratifies certain decisions of the Compensation Committee in executive session.

Role of the Executives

Our Chief Executive Officer and Senior Vice President of People and Culture work with the Compensation Committee and compensation consultant in establishing compensation levels and performance targets. The Chief Executive Officer is responsible for reviewing the compensation and performance of the other executive officers and making recommendations to the Compensation Committee for adjustments to the annual total compensation of his direct reports. However, all final decisions regarding compensation are made by the Compensation Committee.

The Company’s people and culture and legal departments provide support to the Compensation Committee in preparation of materials and execution of its responsibilities.

Role of Independent Consultants

To facilitate the formulation and administration of our compensation program, beginning in March 2013, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“Cook & Co”) as its independent compensation consultant. Cook & Co helps the Compensation Committee assess the competitiveness and appropriateness of our compensation programs relative to the market, including our peer group companies, and helps the Compensation Committee develop a compensation program that is consistent with our objectives and market conditions.

Cook & Co attends Compensation Committee meetings, meets with the committee in executive session, and provides advice and expertise on executive and director compensation programs and plan designs. Cook & Co reports directly to, and takes its charge from, the Compensation Committee. In 2015, Cook & Co did not provide additional services to the Company in an amount in excess of $120,000.

The Compensation Committee reviewed the independence of Cook & Co, including under factors specified in Section 303A.05(c)(iv) of the NYSE Listed Company Manual, and determined that there is no conflict of interest resulting from retaining Cook & Co.

Role of Peer Group and Competitive Data

The Compensation Committee uses a compensation peer group to compare the competitiveness of the Company’s executive compensation. For 2015, this peer group consisted of 19 appropriately sized exploration and production companies with whom we compete for executive talent. The Compensation Committee uses a performance peer group to evaluate the company’s performance for purposes of administering the performance-based elements of the executive compensation program. For 2015, this peer group consisted of 19 exploration and production companies that are similar in size, scope and nature of business operations. Both peer groups are detailed in the following table. Differences between the peer groups reflect the Compensation Committee’s determination regarding the suitability of a specific peer company for these applications.

Peer Comparator	2015 Compensation Peer Group	2015 Performance Peer Group
Cabot Oil & Gas Corporation	X	X
Cimarex Energy Co.	X	X
Concho Resources Inc.	X	X
Continental Resources, Inc.	X	X
Denbury Resources Inc.	X	X
Energen Corporation	X	X
EQT Corporation	X
Halcon Resources Corporation	X	X
Laredo Petroleum Inc		X
Linn Energy, LLC	X
Midstates Petroleum Company, Inc.		X
Newfield Exploration Company	X	X
Oasis Petroleum Inc.	X	X
Pioneer Natural Resources Company	X	X
QEP Resources, Inc.	X	X
Range Resources Corporation	X	X
SM Energy Company	X	X
Southwestern Energy Company	X	X
Ultra Petroleum Corp.	X	X
Whiting Petroleum Corporation	X	X
WPX Energy, Inc.	X	X

In addition to the peer group compensation information, Cook & Co also includes compensation survey information in their analysis of the broader compensation market.

Role of “Say on Pay” and “Say on Frequency” Voting Results

At our 2015 annual meeting of stockholders, the Company’s stockholders approved the compensation provided to our named executive officers in an advisory vote, with approximately 83.1% of ballots voting to approve the executive compensation program. Based on this approval, the Compensation Committee did not change its overall approach to compensation during 2015.

In addition, the Board considered the results of the stockholder vote in 2011 regarding how frequently stockholders wish to conduct future say on pay votes. Because a majority of votes cast expressed a preference for conducting a say-on-pay vote every three years, the Board initially determined to submit executive compensation for stockholder consideration triennially. However, in 2013, the Compensation Committee recommended, and the Board approved, an annual say-on-pay vote beginning at the Company’s 2014 annual meeting of stockholders.

Review of Tally Sheets

The Compensation Committee has adopted a practice of reviewing compensation tally sheets to provide the committee with a detailed view of total compensation delivered to named executive officers, including direct and indirect compensation.

2015 Elements of Named Executive Officer Compensation

For 2015, after considering the analyses and recommendations of Cook & Co, the Company’s performance in 2014, and the competitive market, the Compensation Committee set base salaries, incentive compensation opportunities, and performance measures for 2015. Our 2015 program utilized base salary, annual incentive awards payable in cash, long-term incentives in the form of restricted stock unit grants and performance stock unit awards, supplemental retention compensation comprised of time-vested cash-settled restricted stock unit and fixed-value cash awards, health, welfare and retirement benefits and limited perquisites such as relocation and temporary housing benefits provided in connection with new hires.

The relative weightings of each compensation element for fiscal year 2015 for the company’s current chief executive officer are 9% base salary, 10% target annual incentive, 50% long-term equity based incentives, 28% supplemental retention compensation and 2% all other compensation. The average relative weightings of each compensation element for fiscal year 2015 for the continuing named executive officers are 14% base salary, 14% target annual incentive, 43% long-term equity based incentives, 26% supplemental retention compensation and 3% all other compensation. These elements are further described below.

Base Salary

The purpose of base salary is to provide a fixed level of cash compensation for performing day-to-day responsibilities. The Company’s goal is to target base salaries near the market median; however, actual positioning may vary based on such things as length of service in the job, individual performance and Company performance. Based on data provided to the Compensation Committee by Cook & Co, the named executive officers employed by the Company at the end of the fiscal year were positioned at 99% of the compensation peer group median for base salaries in the aggregate. Base salaries for named executive officers employed by us during 2015 are set forth below.

Executive	Title	2014 Base Salary		2015 Base Salary		Percentage Change
James D. Bennett	President and Chief Executive Officer	$890,627	(a)	$918,519		3.1%
Julian Bott	Executive Vice President and Chief Financial Officer			$425,000	(b)
Steven Turk	Executive Vice President and Chief Operating Officer			$450,000	(c)
Duane Grubert(d)	Executive Vice President of Investor Relations and Strategy			$352,558
Randall Cooley	Senior Vice President – Accounting	$409,561		$409,569		0.0%
Eddie LeBlanc	Former Executive Vice President and Chief Financial Officer	$426,635		$425,000	(e)	-0.38%

(a)	Reflects a mid-year base salary increase to $915,000 per year effective June 5, 2014
(b)	Estimated annualized base salary. Mr. Bott was appointed effective August 17, 2015.
(c)	Estimated annualized base salary. Mr. Turk was appointed effective February 19, 2015.
(d)	Mr. Grubert was a named executive officer for the first time in 2015.
(e)	Estimated annualized base salary. Mr. LeBlanc resigned from the company effective September 1, 2015.

As indicated above, the Compensation Committee increased Mr. Bennett’s base salary to $915,000 per year, effective June 5, 2014. The Compensation Committee, with the assistance of Cook & Co, considered the compensation arrangements of CEOs of our compensation peer group and approved target base salary compensation for Mr. Bennett that positioned him at 105% of our compensation peer group median for base salaries. In determining his base salary, the Compensation Committee considered the market data and Mr. Bennett’s individual performance.

Annual Incentive Program (“AIP”)

The purpose of annual incentives is to reward executives for near-term operational and financial performance. The Company’s goal is to target annual incentives near the market median; however, actual positioning may vary based on such things as length of service in the job, individual performance, and Company performance. Based on data provided to the Compensation Committee by Cook & Co, the named executive officers employed by the Company at the end of the fiscal year were positioned at 101% of the compensation peer group median for target bonuses in the aggregate.

In 2015, the Compensation Committee continued the use of a AIP scorecard and assigned each named executive officer an AIP target. The table below shows the AIP targets for each of the named executive officers.

Executive	Bonus Target (as a percentage of salary)
James D. Bennett	110%
Julian Bott	90%
Steven D. Turk	100%
Duane Grubert	86%
Randall Cooley	70%
Eddie LeBlanc	80%

For 2015, the Company adopted a baseline annual incentive performance hurdle of $250 million in Adjusted EBITDA, the achievement of which was the prerequisite for funding the bonus pool at the maximum opportunity, qualifying the bonus for deduction by the Company under Section 162(m) of the Internal Revenue Code. In 2015, the initial performance hurdle was met. The final payout was adjusted downward from the maximum opportunity based on the Company’s performance against the pre-established performance metrics contained in the scorecard, as described in greater detail below.

The table below shows the AIP scorecard metrics adopted by the Compensation Committee, the corresponding threshold, target and maximum performance levels, and the Company’s actual performance against these metrics. With respect to each component, actual performance at the threshold, target, and maximum levels of performance would result in a payout associated with each such component at 50%, 100%, and 200%, respectively, of target. Based on the Company’s performance below, the Compensation Committee authorized the payment of bonuses at 140% of target.

Metric	Weighting	Unit		Threshold	Target	Maximum	Actual Performance	Percent of Target Payout Earned
Total Recordable Incident Rate (E&P)(a)	10%		TRIR	1	0.85	0.7	0.58	200%
Well Cost Improvements(b)	20%	$	MM	2.7	2.6	2.5	2.36	200%
Adjusted EBITDA ($MM)(c)	15%	$	MM	409	559	709	528	89%
CAPEX Spend Management	15%	$	MM	750	700	650	706	164%
Relative Total Shareholder Return(d)	10%		%ile	25th %ile	50th %ile	75th %ile	Below Threshold	0%
Qualitative Objectives(e)	30%			N/A			N/A	140%
Total:								140%

(a)	Total Recordable Incident Rate, or TRIR, is a workplace safety indicator that we use to evaluate the safety performance of our non-services business employees.
(b)	Full year average Mississippian Play well costs per lateral (excluding test & appraisal wells).
(c)	Adjusted EBITDA means EBITDA (net income (loss) before income tax (benefit) expense, interest expense and depreciation, depletion and amortization and accretion of asset retirement obligations), excluding asset impairment, interest income, (gain) loss on derivative contracts net of cash received on settlement of derivative contracts, loss (gain) on sale of assets, transaction costs, legal settlements, consent solicitation costs, effect of annual incentive plan adoption, severance, bargain purchase gain, loss on extinguishment of debt and other various non-cash items (including non-cash portion of non-controlling interest and stock-based compensation). Adjusted EBITDA is a non-GAAP financial measure and is defined and reconciled to the most directly comparable GAAP measure in the attached Annex.
(d)	Ranks the Company’s total shareholder return, or TSR, against its performance peer group, expressed as a percentile. TSR is determined using the volume-weighted average share price of the relevant share during the 20 business day period ending on the first and last business days of the one-year performance period and assumes that any dividends paid are reinvested as of the ex-dividend date.
(e)	Qualitative evaluation of various additional contributions. In determining the percentage of target payout earned, the Compensation Committee considered, among other factors, the Company’s balance sheet improvements, evaluation and presentation of acquisition opportunities, additions to existing focus area via appraisal initiatives, continued development and cost reductions for non-Mississippian targets in development area, decreased use of third-party power and reduced infrastructure spend.

Long-Term Incentives (“LTI”)

The purpose of long-term incentives is to align executives’ compensation with interests of stockholders, encourage retention, and reward long-term operational and financial performance. The Company’s goal is to target long-term incentives near the market median; however, actual positioning may vary based on such things as length of service in the job, individual performance, and Company performance. Based on data provided to the Compensation Committee by Cook & Co, the named executive officers employed by the Company at the end of the fiscal year were positioned at 89% of the compensation peer group median for long-term incentives in the aggregate.

The Company’s fiscal year 2015 LTI program for its NEOs consisted of approximately 48% restricted stock units and 52% cash-settled performance stock units based on the grant date fair value of each award calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation.

Restricted Stock Units

In February 2015, we granted restricted stock units to our named executive officers. These awards vest ratably over four years and help motivate and retain executives and provide stability to the compensation programs. Payment under the restrict stock units may be made in shares of the Company’s common stock, cash or a combination of common stock and cash as determined by the Company in its sole discretion. For each vested restricted stock unit, the Company shall provide one share of the Company’s common stock or cash equal to the fair market value on the applicable vesting date of one share of the Company’s common stock.

Performance Share Units

In February 2015, we granted cash-settled performance share units to our named executive officers. These awards are intended to motivate executives to outperform peer companies in relative total shareholder return (“TSR”). The awards vest ratably on the first, second and third anniversary of the grant date but will not be settled until the performance period ends and the Compensation Committee certifies the Company’s performance.

The performance period for these awards commenced on January 1, 2015 and will end on December 31, 2017. No payouts under these awards will be made until the completion of the three year performance period. Performance will be measured based on the Company’s relative TSR over the performance period compared to our performance peer group. TSR is determined using the volume-weighted average share price of the relevant stock during the 20 business day period ending on the first and last business days of the performance period and assuming that any dividends paid are reinvested as of the ex-dividend date. The value of a performance share unit will equal the fair market value of a share of the Company’s common stock on the last day of the performance period multiplied by the applicable multiple detailed in the table below, subject to a maximum per unit value of $9.48, which is four times the fair market value of one share of Company common stock on the grant date. See “—2015 Process for Determining Executive Compensation” above for further discussion of the Company’s peer group. The performance goals for the performance unit plan are listed in the table below:

Relative TSR Position Compared to Peer Companies	Applicable Multiple	Relative TSR Position Compared to Peer Companies	Applicable Multiple
20th	0.0%	10th	100.0%
19th	20.0%	9th	111.1%
18th	28.8%	8th	122.2%
17th	37.7%	7th	133.3%
16th	46.6%	6th	144.4%
15th	55.5%	5th	155.5%
14th	64.4%	4th	166.6%
13th	73.3%	3rd	177.7%
12th	82.2%	2nd	188.8%
11th	91.1%	1st	200.0%

Supplemental Retention Compensation

During the first quarter of 2015, the Compensation Committee approved supplemental retention compensation in the form of time-vested cash-settled restricted stock units and time-vested cash awards, in each case, vesting 40% on December 31, 2015 and 60% on December 31, 2016. For each vested restricted stock unit, the Company shall pay cash equal to the fair market value on the applicable vesting date of one share of the Company’s common stock. These awards are intended to promote stability and retention. The decision to grant these awards was based on the Compensation Committee’s determination that the Company’s executives had modest levels of equity ownership when compared to peers and that continuity in the management team is critical to execute the Company’s strategic plan over the next few years.

On December 31, 2015, the Compensation Committee determined to accelerate the vesting of the portion of time-vested cash-settled restricted stock units and time-vested cash awards otherwise scheduled to vest on December 31, 2016, subject to forfeiture and recovery by the Company from any named executive officer that voluntarily terminates employment on or prior to December 31, 2016.

Other Compensation Arrangements

We also provide our executive officers the following forms of compensation:

Health and Welfare Benefits

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

Perquisites and Other Personal Benefits

We believe that the total mix of compensation and benefits provided to our executive officers is competitive and, generally, perquisites should not play a large role in our executive officers’ total compensation. As a result, the perquisites and other personal benefits we provide to our executive officers are limited.

401(k) Plan

We maintain a 401(k) retirement plan for the benefit of all of our executive officers and employees on a non-discretionary basis. Under the plan, eligible employees may elect to defer a portion of their earnings up to the annual maximum allowed by regulations promulgated by the Internal Revenue Service. We make matching contributions equal to 100% on the first 10% of employee deferred wages. Prior to 2016, matching contributions were made in shares of our common stock for the first year of employment, after which employees could elect to make matching contribution investments in a variety of options.

Nonqualified Deferred Compensation Plan

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

Under the NQDC Plan, we may make discretionary contributions to the deferred compensation account of each participant. The Board has approved matching contributions for the plan equal to 100% of employee contributions up to 10% of the employee’s annual cash compensation minus any matching contributions made under the 401(k) retirement plan. Prior to 2016, matching contributions were made in shares of our common stock.

Severance Benefits and Change in Control Provisions

We maintain employment agreements with our named executive officers to help ensure the retention of our executive officers in a competitive marketplace. These agreements are described in more detail below. Please read “—Summary Compensation—Employment Agreements.” These agreements provide for severance compensation to be paid if the employment of the named executive officer is terminated under certain conditions, such as a change in control or termination without cause, each as defined in the agreements.

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

Other Executive Compensation Matters

Clawback Policy

The Company maintains a clawback policy that is administered by the Compensation Committee. Under the policy, the Company, at the Board’s discretion, may recover incentive compensation that has been erroneously paid in the event of a material restatement or misconduct.

Stock Ownership Guidelines

The Company maintains stock ownership guidelines for executive officers and independent directors of the Company. The policy generally requires executives to own stock in the Company equal to the following guidelines:

Executive Level	Percentage of Salary Required
Chief Executive Officer	500%
Executive Vice Presidents	300%
Other Officers	100%

In addition, outside directors are required to own stock equal to 400% of their annual retainer. Executives and outside directors have five years to fulfill this requirement. Until they are in compliance with the guidelines, both executives and outside directors are required to hold a specified amount of net shares associated with equity awards (after tax and/or exercise price) in the following amounts: 60% of net shares issued to the Chief Executive Officer and 50% of net shares issued to other officers and outside directors.

Anti-Hedging, Anti-Pledging Policy

The Compensation Committee adopted, and the Board approved, a policy that applies to stock granted or acquired after the effective date of May 1, 2013. The policy prohibits executives and independent directors from entering into agreements in which Company shares are pledged as security for a loan. It also prohibits executives and outside directors from engaging in hedging transactions involving Company stock.

Risk

Our compensation program for executives is not designed to encourage excessive risk taking. In that regard, payouts under the AIP and performance unit plan are capped at 200%. In addition, all of our long-term incentives include extended vesting periods.

Tax Treatment of Executive Compensation Decisions

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

Actions Related to 2016 Executive Compensation

Reweighted Compensation Mix and Temporary Suspension of Long Term Incentive Compensation

For 2016, in consideration of the delisting of the Company’s common stock from the New York Stock Exchange (the “NYSE”), effective as of the close of market on January 6, 2016, and the resulting severe diminution in common stock value, the Company eliminated the grant of long term incentive compensation tied to the Company’s common stock. In light of the eliminated long term incentive, and in reflection of the importance of near term performance in the execution of the Company’s strategic plan, the Compensation Committee determined to reallocate historical target long term incentive compensation to the performance incentive plan, the Company’s new incentive program, discussed further below. We believe this temporary reallocation best balances the objectives of near-term retention and motivation with reasonable realizable compensation.

Performance Incentive Program (“PIP”) Scorecard replaces the Annual Incentive Program Scorecard

For 2016, the Compensation Committee continued the use of an incentive program premised on pre-established annual performance metrics. Under the PIP, total target annual incentive compensation for each named executive officer equals the officer’s historic total target annual and long-term incentive compensation. The PIP provides for quarterly cash payments based on progress relative to the Company’s annual performance metrics, subject to maximum quarterly cash payments equal to one quarter of an officer’s annual target incentive compensation, and an annual cash make up payment consisting of compensation earned but not awarded for above-target performance during preceding quarters. We believe the PIP is designed to reward our named executive officers for achieving or exceeding goals that advance the fundamental drivers of our business.

401(k) Plan and Nonqualified Deferred Compensation Plan

Beginning in 2016, in consideration of the delisting of the Company’s common stock from the NYSE discussed above, the Company temporarily eliminated the ability of employees to receive matching contributions in shares of the Company’s common stock under the 401(k) Plan and Nonqualified Deferred Compensation Plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee has recommended to the Board that the “Compensation Discussion and Analysis” be included in the 2015 Form 10-K.

Compensation Committee Members

Stephen C. Beasley
Jim J. Brewer Jeffrey S. Serota

SUMMARY COMPENSATION

The following table sets forth the compensation of the named executive officers for each of the fiscal years ended December 31, 2015, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(f)	Stock Awards(g)	Non-Equity Incentive Plan Compensation(h)	All Other Compensation(i)	Total
James D. Bennett(a)	2015	$918,519	$1,375,001	$6,202,746	$1,409,100	$219,965	$10,125,331
President and Chief Executive Officer	2014	890,627	—	3,236,626	925,758	335,948	5,388,959
	2013	766,615	360,500	1,835,038	1,628,000	242,926	4,833,079
Julian Bott(b)(d)	2015	161,827	300,000	800,001	535,500	21,326	1,818,654
Executive Vice President and Chief Financial Officer	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Steven D. Turk(c)(d)	2015	379,038	378,659	1,175,000	608,846	67,091	2,608,634
Executive Vice President and Chief Operating Officer	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Duane Grubert(d)	2015	352,558	225,001	870,406	421,400	73,524	1,942,890
Executive Vice President of Investor Relations and Strategy	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Randall D. Cooley	2015	409,569	325,000	816,121	371,280	80,917	2,002,887
Senior Vice President — Accounting	2014	409,561	—	554,851	272,516	120,286	1,357,214
	2013	401,539	167,500	399,009	518,000	—	1,486,048
Eddie M. LeBlanc, III(e)	2015	284,832	—	1,392,943	—	724,935	2,402,710
Former Executive Vice President and Chief Financial Officer	2014	426,635	—	1,387,127	324,831	44,311	2,182,904
	2013	207,596	—	—	302,404	—	510,000

(a)	Mr. Bennett was promoted from Executive Vice President and Chief Financial Officer to President in March 2013 and to President and Chief Executive Officer in June 2013.
(b)	Mr. Bott was appointed Executive Vice President and Chief Financial Officer in August 2015.
(c)	Mr. Turk was appointed Executive Vice President and Chief Operating Officer in March 2015.
(d)	Messrs. Bott, Turk and Grubert were named executive officers for the first time in 2015.
(e)	Mr. LeBlanc was appointed Executive Vice President and Chief Financial Officer in July 2013 and departed from the Company effective September 1, 2015.
(f)	The bonus amounts shown as earned in this column include (i) bonus compensation paid to Mr. Bennett in 2013 pursuant to the Company’s prior discretionary compensation program and (ii) time-vested supplemental retention awards made to all named executive officers in 2015 comprised of restricted stock unit and fixed-value cash awards. See “—Compensation Discussion and Analysis—2015 Named Executive Officer Compensation—2015 Elements of Named Executive Officer Compensation—Supplemental Retention Compensation”
(g)

The stock awards shown in this column reflect the aggregate grant date fair value of restricted stock, restricted stock units, performance units and performance share units calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718,

Compensation—Stock Compensation. These amounts do not necessarily correspond to the actual value that will be realized by our named executive officers. The performance units and performance share units are settled in cash based upon the Compensation Committee’s determination of the Company’s performance over the performance period. The maximum award opportunity for each named executive officer for the 2015 performance share unit awards pursuant to their terms is as follows: Mr. Bennet, $9,359,310; Mr. Grubert $1,251,218; Mr. Cooley $952,114; and Mr. LeBlanc, $2,336,934. Refer to the Grants of Plan-Based Awards Table for 2015 for additional information regarding awards of restricted stock units and performance share units made to the named executive officers in 2015. See “—Compensation Discussion and Analysis—2015 Named Executive Officer Compensation—2015 Elements of Named Executive Officer Compensation—Long Term Incentives (“LTI”)” and “—Compensation Discussion and Analysis—2015 Named Executive Officer Compensation—2015 Elements of Named Executive Officer Compensation—Supplemental Retention Compensation” for a description of the material features of these awards. The assumptions used by the Company in calculating the amounts related to restricted stock, restricted stock units, performance units and performance share units are incorporated by reference to Note 17 of the consolidated financial statements included in the 2015 Form 10-K.
(h)	The amounts shown in this column represent annual incentive program awards earned in the designated year and paid in the following year under the Company’s performance-based annual incentive program. See “—Compensation Discussion and Analysis—2015 Named Executive Officer Compensation—2015 Elements of Named Executive Officer Compensation—Annual Incentive Program (“AIP”).”
(i)	All Other Compensation provided to our named executive officers includes:

Name	Year	Company Matching Contributions to 401(k) Plan	Company Matching Contributions to Deferred Comp Plan	Certain Other(i)	Perquisites(ii)
James D. Bennett	2015	18,000	198,267	—	—
	2014	$17,500	$318,178	$—	—
	2013	17,500	204,452	—	20,704
Julian Bott	2015	4,577	—	—	16,498
	2014	—	—	—	—
	2013	—	—	—	—
Steven D. Turk	2015	4,835	—	—	61,270
	2014	—	—	—	—
	2013	—	—	—	—
Duane Grubert	2015	24,000	47,634	—	—
	2014	—	—	—	—
	2013	—	—	—	—
Randall D. Cooley	2015	24,000	55,342	—	—
	2014	23,000	97,016	—	—
	2013	23,000	87,250	10,402	—
Eddie M. LeBlanc III	2015	24,000	38,274	661,539	—
	2014	23,000	21,135	—	—
	2013	14,712	—	—	100,553

(i)	The amount reported in this column for Mr. LeBlanc in 2015 includes the amount paid or accrued in connection with his departure from the Company, effective September 1, 2015, which was treated as a termination without cause under his employment agreement with the Company, including (i) severance in the amount of $612,501 and (ii) accrued but unused vacation pay in the amount of $49,038. Amounts reported in this column for Mr. Cooley in 2013 represent reimbursement of taxes owed with respect to the value of tickets to Oklahoma City Thunder professional basketball games for which the Company incurred no incremental cost. The Company eliminated tax gross-ups for executive officers in 2014.
(ii)	The amounts reported for Messrs. Bott and Turk in 2015 include relocation benefits comprised of relocation and temporary housing of $16,498 and $57,047, respectively and, for Mr. Turk, the reimbursement of $4,223 for premiums paid for continuing health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985. In 2014, the aggregate amount of perquisites and other personal benefits not otherwise disclosed in the table above for each named executive officer was less than $10,000. In 2013, the amounts reported in this column for Mr. Bennett include personal use of Company aircraft, the value of which is based on the incremental cost to the Company including direct operating costs, which include fuel, airport fees and incremental pilot costs, of Company owned aircraft (excluding capital costs of the aircraft) and costs attributable to leasing aircraft not owned by the Company (based on hourly fees). The amount reported for Mr. LeBlanc in 2013 includes relocation benefits, including relocation and temporary housing, of $99,211, and reimbursement of premiums paid for continuing health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985.

Employment Agreements

We maintain employment agreements with named executive officers, the material terms of which are described throughout this report. The Compensation Committee periodically reviews the terms of the agreements, generally focusing on the permitted activities allowed for the named executive officers and the competitiveness, value and adequacy of the severance arrangements.

The Company’s employment agreements, which have unlimited terms reflective of the “at will” nature of the employment relationship, provide for (i) an annual base salary of not less than $915,000 for Mr. Bennett, $425,000 for Mr. Bott, $450,000 for Mr. Turk, $350,000 for Mr. Grubert, $408,000 for Mr. Cooley and $425,000 for Mr. LeBlanc; (ii) eligibility to participate in the annual incentive program; (iii) eligibility for equity awards under the Company’s incentive plan; and (iv) health and other benefits.

In addition to the terms described above, the employment agreements include provisions governing the payment of severance benefits payable to the named executive officers upon the occurrence of specified events, such as termination of their employment or a change in control of the Company. The terms of our equity compensation and nonqualified deferred compensation plans also govern the payments and benefits named executive officers are entitled to in these situations. For a description of these payments, please read “—Potential Payments Upon Termination or Change in Control” below.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information about each grant of an award made to our named executive officers in 2015.

Grants of Plan-Based Awards for the Year Ended December 31, 2015

Name	Type of Award(a)	Grant Date	Approval Date	Estimated Possible or Future Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Possible or Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value
				Threshold	Target	Maximum	Threshold	Target	Maximum
James D.Bennett	AIP	—	—	503,250	1,006,500	2,013,000	—	—	—	—	$—
	PSU	02/19/2015	02/18/2015				197,454	987,269	1,974,538	—	2,487,918
	RSU	02/19/2015	02/18/2015	—	—	—	—	—	—	987,269	2,339,828
	Retention RSU	03/20/2015	03/17/2015	—	—	—	—	—	—	838,415	1,375,001
Julian Bott	AIP	—	—	170,000	340,000	680,000	—	—	—	—	—
	RSA	08/17/2015	07/03/2015	—	—	—	—	—	—	490,197	250,000
	RSU	08/17/2015	07/03/2015	—	—	—	—	—	—	1,078,432	550,000
Steven D. Turk	AIP	—	—	225,000	450,000	900,000	—	—	—	—	—
	RSA	04/01/2015	01/28/2015	—	—	—	—	—	—	561,798	1,000,000
	Retention RSU	03/20/2015	03/17/2015	—	—	—	—	—	—	106,707	174,999
Duane Grubert	AIP	—	—	134,750	269,500	539,000	—	—	—	—	—
	PSU	02/19/2015	02/18/2015				26,397	131,985	263,970	—	332,602
	RSU	02/19/2015	02/18/2015	—	—	—	—	—	—	131,985	312,804
	Retention RSU	03/20/2015	03/17/2015							137,195	225,000
Randall D. Cooley	AIP	—	—	131,250	262,500	525,000	—	—	—	—	—
	PSU	02/19/2015	02/18/2015				20,087	100,434	200,868	—	253,094
	RSU	02/19/2015	02/18/2015	—	—	—	—	—	—	100,434	238,029
	Retention RSU	03/20/2015	03/17/2015							198,170	324,999
Eddie M.LeBlanc III	AIP	—	—	170,000	340,000	680,000	—	—	—
	PSU	02/19/2015	02/18/2015				49,302	246,512	493,024	—	—
	RSU	02/19/2015	02/18/2015	—	—	—	—	—	—	246,512	621,210

	Retention RSU	03/20/2015	03/17/2015	—	—	—	—	—	—	114,329	187,500

(a)	AIP, PSU, RSU and Retention RSU award types refer to annual incentive program, performance share units, restricted stock units and retention restricted stock units, respectively.
(b)	The stock awards shown in this column reflect the aggregate grant date fair value of restricted stock, restricted stock unit, performance unit and performance share unit awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation.

For a description of the material terms of the awards detailed in the Grants of Plan-Based Awards table, please see “—Compensation Discussion and Analysis—2015 Named Executive Officer Compensation—2015 Elements of Named Executive Officer Compensation—Long Term Incentives (“LTI”)” and “—Compensation Discussion and Analysis—2015 Named Executive Officer Compensation—2015 Elements of Named Executive Officer Compensation—Annual Incentive Program (“AIP”)” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by each of our named executive officers as of December 31, 2015:

Outstanding Equity Awards as of December 31, 2015

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(a)		Market Value of Shares or Units of Stock That Have Not Vested ($)(b)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)(c)		Equity Incentive Plan Awards: Value of Unearned Units That Have Not Vested ($)(d)
James D. Bennett	2,496,422	(e)	499,284	664,012	(f)	317,977
Julian Bott	1,568,629	(g)	313,726	—		—
Steven D. Turk	668,505	(h)	133,701	—		—
Duane Grubert	395,656	(i)	79,131	87,930	(j)	3,517
Randall D. Cooley	440,406	(k)	88,081	67,956	(l)	52,678
Eddie M. LeBlanc III	—	(m)	—		(m)

(a)	By their terms, each award of restricted stock vests in 25% increments on the first four anniversaries of the grant date.
(b)	Valuations are based on $0.20 per share, which was the last trading price for a share of our common stock on December 31, 2015.
(c)	By their terms, awards of 2014 performance units vest in approximately one-third increments on December 31 of 2014, 2015 and 2016 and awards of 2015 performance share units vest in approximately one-third increments on December 31 of 2015, 2016 and 2017. No payout will be made under such awards until the completion of the applicable performance period.
(d)	Valuations of the 2014 performance units are based on $50 per unit, which is the value of a unit at threshold performance. Valuations of the 2015 performance share units are based on $0.20 per share, which was the last trading price for a share of our common stock on December 31, 2015, and the company achieving threshold performance.
(e)	Consists of 93,750 shares of restricted stock granted on January 13, 2012; 143,000 shares of restricted stock granted on July 13, 2012; 160,977 shares of restricted stock granted on January 15, 2013; 273,011 shares of restricted stock granted on February 15, 2014; 987,269 restricted stock units granted on February 19, 2015; and 838,415 restricted stock units granted on March 20, 2015.
(f)	Consists of 5,833 performance units granted on February 15, 2014 and 658,179 performance share units granted on February 19, 2015.
(g)	Consists of 490,197 shares of restricted stock granted on August 17, 2015 and 1,078,432 restricted stock units granted on August 17, 2015.
(h)	Consists of 106,707 restricted stock units granted on March 20, 2015 and 561,798 shares of restricted stock granted on April 1, 2015.
(i)	Consists of 126,476 shares of restricted stock granted on December 30, 2013; 131,985 restricted stock units granted on February 19, 2015; and 137,195 restricted stock units granted on March 20, 2015.
(j)	Consists of performance share units granted on February 19, 2015.
(k)	Consists of 30,000 shares of restricted stock granted on January 13, 2012; 30,000 shares of restricted stock granted on July 13, 2012; 35,000 shares of restricted stock granted on January 15, 2013; 46,802 shares of restricted stock granted on February 15, 2014; 100,434 restricted stock units granted on February 19, 2015; and 198,170 restricted stock units granted on March 20, 2015.
(l)	Consists of 1,000 performance units granted on February 15, 2014 and 66,956 performance share units granted on February 19, 2015.
(m)	Reflects the accelerated vesting of outstanding shares of restricted stock, restricted stock units, performance units and performance share units in connection with Mr. LeBlanc’s departure from the Company, which was treated as a termination without cause under his employment agreement with the Company.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the shares of restricted stock of each of our named executive officers that vested during 2015. No stock options were outstanding or exercised in 2015.

Option Exercises and Stock Vested for the Year Ended December 31, 2015

	Stock Awards
	Number of Shares		Value Realized
Name	Acquired on Vesting		on Vesting(e)
James D. Bennett	1,538,383	(a)	$742,335
Julian Bott	490,197	(b)	250,000
Steven D. Turk	247,157	(b)	271,342
Duane Grubert	212,779	(c)	41,607
Randy D. Cooley	283,884	(a)	111,797
Eddie M. LeBlanc, III	729,358	(d)	333,362

(a)	Represents restricted stock, restricted stock units and one-third each of 2013 performance units, 2014 performance units and 2015 performance share units at target. By their terms, awards of 2013 performance units vest in approximately one-third increments on December 31 of 2013, 2014 and 2015; awards of 2014 performance units vest in approximately one-third increments on December 31 of 2014, 2015 and 2016; and awards of 2015 performance share units vest in approximately one-third increments on December 31 of 2015, 2016 and 2017.
(b)	Represents restricted stock and restricted stock units.
(c)	Represents restricted stock, restricted stock units and one-third of 2015 performance share units at target.
(d)	Represents restricted stock, restricted stock units and one-third each of 2014 performance units and 2015 performance share units at target.
(e)	The values realized upon vesting for restricted stock and restricted stock units are based on the last trading price for a share of our common stock on the applicable vesting date for such shares or units. By their terms, no payouts will be made under awards of 2013 performance units, 2014 performance units and 2015 performance share units until the completion of the applicable performance period. No value was realized upon the vesting of 2013 performance units and the completion of the applicable performance period. The values realized upon vesting of the 2014 performance units and the 2015 performance share units are based on the last trading price for a share of our common stock December 31, 2015, $0.20 per share, multiplied by the target number of units that vested during the year.

NONQUALIFIED DEFERRED COMPENSATION

We maintain a nonqualified deferred compensation plan (the “NQDC Plan”) for the benefit of eligible employees, including all of our named executive officers. Under the NQDC Plan, we may make discretionary contributions to the deferred compensation account of each participant. The Board has approved matching contributions for the NQDC Plan equal to 100% of employee contributions up to 10% (15% in 2013) of the employee’s annual cash compensation minus matching contributions made under our 401(k) plan. Prior to 2016, matching contributions were made with shares of our common stock. Beginning in 2016, matching contributions are made in cash. Matching contributions are calculated on behalf of each participant following the end of each calendar quarter. All matching contributions vest at the rate of 25% per year over the four-year period beginning on the date the employee first participates in the plan. The participant must be employed on the last day of the plan year in order to be eligible for vesting of matching contributions for that plan year.

An active participant of the NQDC Plan shall be fully vested upon the first to occur of the following events: (a) attainment of normal retirement age; (b) death; (c) disability; (d) change in control; or (e) satisfaction of the plan’s vesting requirements.

The maximum employee compensation that can be deferred under our 401(k) plan and the NQDC Plan is a total of 75% of base salary and 75% of cash bonus. Participant contributions to the NQDC Plan are held in a rabbi trust and are adjusted for earnings and losses based on deemed investment choices selected by the participant from the fund selections made available in the plan. We do not provide guaranteed, above-market or preferential earnings on deferred compensation. The available investment choices mirror the investment choices available under our 401(k) plan.

No in-service distributions are permitted in the plan unless in the event of an unforeseeable emergency or a change in control of the Company. Upon separation of service of a participant for any reason other than retirement, the participant’s balance is paid in a lump sum as soon as practicable following the date of the qualifying distribution event. In the event the separation of employment is due to retirement after turning age 60, the vested balance is paid to the participant in the manner specified by the participant.

Any assets we place in trust to fund future obligations of the NQDC Plan are subject to the claims of creditors in the event of our insolvency or bankruptcy. Participants would have no greater rights than those of an unsecured creditor to receive payment of deferred compensation from the plan.

The following table sets forth activity under the NQDC Plan for 2015:

Name	Executive Contributions in Last Fiscal Year	Registrant Contribution in Last Fiscal Year (a)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End (b)
James D. Bennett	$198,267	$198,267	$(331,939)	$—	$942,558
Julian Bott	$—	$—	$—	$—	$—
Steven D. Turk	$—	$—	$—	$—	$—
Duane Grubert	47,634	47,634	(31,930)	—	97,199
Randy Cooley	$95,012	$55,342	$(155,393)	$—	$535,803
Eddie M. LeBlanc, III	$69,411	$38,274	$(35,446)	$—	$112,940

(a)	Matching contributions in 2015 were made with shares of our common stock and are included as “All Other Compensation” in the Summary Compensation Table for the 2015 fiscal year.
(b)	The aggregate balance for each officer includes amounts reported as compensation in the Summary Compensation Table for previous years as follows: in 2014,$318,178 for Mr. Bennett, $97,016 for Mr. Cooley, and $21,135 for Mr. LeBlanc; in 2013, $204,452 for Mr. Bennett and $87,250 for Mr. Cooley.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The employment agreements we maintain with our named executive officers, together with our incentive and deferred compensation plans and the agreements governing equity and performance unit awards, provide for specified payments in the event of a termination under certain conditions or a change in control. The following discussion describes these arrangements with current named executive officers. As noted above, Mr. LeBlanc departed from the Company effective September 1, 2015.

Termination without Cause

The Company may terminate its employment arrangement with its named executive officers at any time without cause. Upon such a termination, the named executive officer is entitled to receive (i) a lump sum payment equal to twelve months base salary in effect on the termination date, (ii) accelerated vesting of all unvested restricted stock and restricted stock units and (iii) accelerated vesting of all unvested performance units and performance share units, provided that the units shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.

Change in Control

Upon a change in control (as defined below), named executive officers are entitled to receive (i) accelerated vesting of all unvested restricted stock and restricted stock units, (ii) accelerated vesting of all unvested performance units and performance share units and payment with respect to such units based on actual performance, adjusting the performance period to end on the last business day immediately prior to the change in control under the terms of the applicable award agreement and (iii) immediate vesting of unvested Company matching contributions under the deferred compensation plan.

In the event that employment is terminated within two years of a change in control event (as defined below) without cause, death or disability, a named executive officer is entitled to receive a lump sum cash payment in an amount equal to three times, in the case of Messrs. Bennett, Bott, Turk and Grubert, or two times, in the case of Mr. Cooley, his base salary and average annual bonus calculated based on the bonuses paid over the preceding three years. If the foregoing lump sum cash amount is not paid within sixty days after the termination in connection with change in control event, the unpaid amount will bear interest at a rate equal to 12% per annum.

In addition, in the event of a termination in connection with a change in control, a named executive officer also will be eligible for immediate vesting of unvested Company matching contributions under the deferred compensation plan and, notwithstanding any provision to the contrary in any option agreement, restricted stock agreement, plan or other agreement relating to equity based compensation, all of the executive’s units, stock options, incentive stock options, performance shares, stock appreciation rights and restricted stock (collectively, “awards”) will immediately vest. Further, the executive’s right to exercise any previously unexercised options will not terminate until the latest date on which such option would expire but for the executive’s termination. To the extent we are unable to provide for one or both of the foregoing rights, we will provide in lieu thereof a lump-sum cash payment equal to the difference between the total value of such awards with the foregoing rights and the total value without the foregoing rights.

In addition, the executive will be entitled to the above-described payments if, within two years of a Change in Control, he resigns for good reason which includes a material diminution in his authority, duties or responsibilities or a material reduction in his base salary.

“Change of Control” generally means any one of the following:

(a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of either (i) the then-outstanding shares of the Company’s common stock (the “Outstanding Company Common Stock”) or (ii) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”);

(b) the individuals who, as of the named executive officer’s original date of hire, constituted the Board of Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, except that any individual becoming a director subsequent to such date whose election, or nomination for election by the stockholders, is approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered a member of the Incumbent Board, but any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Incumbent Board will be deemed a member of the Incumbent Board only upon third anniversary of such assumption of office;

(c) the consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of the Company, unless following such transaction (i) the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such transaction beneficially own, directly or indirectly, more than 60% of, respectively, the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such transaction in substantially the same proportions to one another as their ownership, immediately prior to such transaction of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no person beneficially owns, directly or indirectly, 40% or more of, respectively, the then-outstanding shares of common stock of the entity resulting from the transaction or the combined voting power of the then-outstanding voting securities of such entity except to the extent such ownership existed prior to the transaction, and (iii) at least a majority of the members of the board of directors of the corporation resulting from such transaction were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such transaction; or

(d) the approval by the stockholders of the Company of a complete plan of liquidation or dissolution of the Company

Termination for Cause

Pursuant to the employment agreements in effect on December 31, 2015, if a named executive officer is terminated for cause, neither the Company nor the executive has any further obligations except for those expressly surviving termination of employment. Upon such a termination after a named executive officer attains the age of 60, the executive will be eligible for immediate vesting of unvested Company matching contributions under the 401(k) and deferred compensation plans.

Voluntary Termination by Executive/Retirement

Pursuant to the employment agreements in effect on December 31, 2015, if a named executive officer voluntarily terminates his employment, neither the Company nor the executive has any further obligations except (i) pursuant to the terms of the supplemental retention compensation awarded in 2015, that portion of time-vested cash-settled restricted stock units and time-vested cash awards otherwise scheduled to vest on December 31, 2016 will be subject to recovery by the Company, and (ii) for those expressly surviving termination of employment. Upon retirement after the attainment of age 60, a named executive officer will be eligible for immediate vesting of unvested Company matching contributions under the 401(k) and deferred compensation plans.

Termination due to Death or Disability

Pursuant to the employment agreements in effect on December 31, 2015, if a named executive officer suffers from a continuous physical or mental condition for a period of six months that constitutes a disability under the Company’s Long Term Disability policy, the executive’s employment may be terminated by the Company. Upon a termination due to death or disability, the named executive officer or his estate is entitled to receive (i) a lump sum payment equal to twelve months base salary in effect on the termination date, reduced by benefits payable under disability plans provided by the Company, (ii) accelerated vesting of all unvested restricted stock and restricted stock units, (iii) accelerated vesting of all unvested performance units and performance share units, provided that such units shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement and (iv) immediate vesting of unvested Company matching contributions under the 401(k) and deferred compensation plans.

Payment Conditions

The right to severance compensation is subject to the named executive officer’s execution of a severance agreement and general release, which operates as a release of all legally waivable claims against the Company and its affiliates, employees and directors. The employment agreements in effect on December 31, 2015 also provide for a 12-month non-solicitation and non-interference period after termination of employment during which the executive agrees not to solicit employees and customers or conduct activities likely to be competitive with the business of the Company. The employment agreements also subject the executive to confidentiality obligations. Termination payments are further conditioned upon the executive’s compliance with all such post-employment obligations.

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

Summary of Potential Payments upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits that would have been payable to our named executive officers under their employment agreements assuming that each triggering event took place on December 31, 2015. While we have made reasonable assumptions regarding the amounts, there can be no assurance that the named executive officers would have received the amounts reflected below in the event of an actual termination of employment.

	Termination Other Than for Cause (a)	Termination by Executive / Retirement (b)	Termination in Connection with Change in Control (c)	Termination Due to Deah / Disability (d)
James D. Bennett	$2,132,739	$(925,610)	$8,997,945	$2,177,484
Julian Bott	738,726	(180,000)	4,095,226	741,623
Steven D. Turk	583,701	(240,000)	4,446,216	583,701
Duane Grubert	449,275	(151,464)	3,340,984	470,967
Randy Cooley	611,041	(205,679)	2,023,185	624,143

(a)	Amount includes (i) each officer’s base salary for 12 months; (ii) the value of the officer’s unvested restricted stock and restricted stock units held as of December 31, 2015, based on $0.20 per share, which was the last trading price on December 31, 2015; (iii) the value at target of the officer’s unvested performance unit awards granted in 2014; and (iv) the value at target of the officer’s unvested performance share units awards granted in 2015, based on a $0.20 per unit, which was the last trading price on December 31, 2015.
(b)	Reflects the value of supplemental compensation subject to recovery by the Company from each named executive officer in the event of a voluntary termination prior to December 31, 2016, comprised of approximately 60% of the value of (i) the fixed-value retention cash awards, and (ii) the retention restricted stock unit awards, based on $0.20 per share, which was the last trading price on December 31, 2015.
(c)	Amount includes (i) three times, in the case of Messrs. Bennett, Bott, Turk and Grubert, or two times, in the case of Mr. Cooley, the sum of their respective base salary and average bonus paid for the last three years; (ii) the value of the officer’s unvested restricted stock and restricted stock units held as of December 31, 2015, based on $0.20 per share, which was the last trading price on December 31, 2015; (iii) the value of the officer’s unvested performance unit and performance share unit awards granted in 2014 and 2015, respectively, based on actual performance, adjusting the performance period to end on December 31, 2015; and (iv) the value of the unvested matching contributions under the Company’s NQDC Plan.

(d)	Amount includes (i) each officer’s base salary for 12 months; (ii) the value of the officer’s unvested restricted stock and restricted stock units held as of December 31, 2015, based on $0.20 per share, which was the last trading price on December 31, 2015; (iii) the value at target of the officer’s unvested performance unit awards granted in 2014; and (iv) the value at target of the officer’s unvested performance share units awards granted in 2015, based on a $0.20 per unit, which was the last trading price on December 31, 2015, (v) the value of the unvested matching contributions under the Company’s 401(k) and NQDC Plans.

DIRECTOR COMPENSATION

Directors who also serve as employees receive no compensation for serving on our Board. Our non-employee director compensation program in 2015 consisted of (i) an annual cash retainer of $100,000, (ii) a grant of restricted stock and cash-settled restricted stock units with an aggregate grant date fair value of $150,001, (iii) an additional annual cash retainer of $50,000 to the Chairman of the Board, (iv) an additional annual cash retainer of $80,000 for service on the Special Litigation Committee, and (v) an additional annual cash retainer of $15,000 to each of the committee chairmen. Cash retainers are paid in equal installments over the four quarters following the Company’s annual meeting of stockholders. In 2015, shares of restricted stock granted to non-employee directors vested immediately and restricted stock units vest in equal parts on July 1, 2016 and July 1, 2017.

The following table sets forth the compensation of our non-employee directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards(a)	Total
Stephen C. Beasley	$115,000	$150,001	$265,001
Jim J. Brewer	100,000	150,001	250,001
Everett R. Dobson	103,750	150,001	253,751
Edward W. Moneypenny	191,250	150,001	341,251
Roy T. Oliver, Jr. (b)	15,385	—	15,385
Jeffrey S. Serota	150,000	150,001	300,001
J. Michael Stice	92,692	150,001	242,694
Alan J. Weber	195,000	150,001	345,001
Dan A. Westbrook	115,000	150,001	265,001

(a)	Reflects the aggregate grant date fair value of restricted stock and restricted stock units granted on July 1, 2015 consisting of 88,236 shares and 88,236 units granted to each serving non-employee director. The value is calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. These amounts do not necessarily correspond to the actual value that will be recognized by our directors. As of December 31, 2015, each serving non-employee director held an aggregate of 88,236 restricted stock units with an aggregate market value of $17,647 based on $0.20 per share, which was the last trading price for a share of our common stock December 31, 2015.
(b)	Mr. Oliver resigned from the Board effective February 28, 2015.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2015, the Compensation Committee consisted of Messrs. Beasley, Brewer and Serota, none of whom was an employee of the Company during 2015 or has ever been an officer of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2016, by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Exchange Act) known to beneficially own more than 5% of the outstanding shares of our common stock, (2) each named executive officer and director of the Company, and (3) all directors and executive officers of the Company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The following percentage information is calculated based on 721,255,738 shares of common stock that were outstanding as of March 31, 2016, plus any shares that may be acquired by each stockholder by May 30, 2016. Except as indicated below, the stockholders listed possess sole voting and dispositive power with respect to the shares beneficially owned by that person.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
James D. Bennett	1,299,002	*
Julian Bott	333,999	*
Steven D. Turk	523,180	*
Duane Grubert	175,413	*
Randall D. Cooley (1)	265,228	*
Eddie M. LeBlanc (2)	225,476	*
Stephen C. Beasley	156,351	*
Jim J. Brewer	227,413	*
Everett R. Dobson	394,460	*
Edward W. Moneypenny	141,351	*
Jeffrey S. Serota	239,736	*
J. Michael Stice	88,236	*
Alan J. Weber	141,351	*
Dan A. Westbrook	156,351	*
V. Prem Watsa(3)	68,924,029	9.56%
Riverstone/Carlyle Energy Partners IV, L.P.(4)	51,370,888	7.12%
All directors and executive officers as a group	4,155,643	*

*	Less than 1%
(1)	The shares of common stock listed for Mr. Cooley reflect the last known amount at the time of his departure from the Company, effective February 3, 2016.
(2)	The shares of common stock listed for Mr. LeBlanc reflect the last known amount at the time of his departure from the Company, effective September 1, 2015.
(3)

According to a Schedule 13G/A filed with the SEC on February 12, 2016 and a Form 3 filed with the SEC on November 19, 2012, V. Prem Watsa and entities affiliated with Mr. Watsa, as described in more detail below, beneficially owned 68,924,029 shares of common stock, which included 11,388,456 shares of common stock acquirable upon the conversion of shares of our preferred stock. Mr. Watsa’s beneficial ownership of the shares of common stock listed in the table above consists of 277,000 shares owned directly by Mr. Watsa and 68,647,029 shares owned indirectly by Mr. Watsa through his affiliation with the following entities: 1109519 Ontario Limited (“1109519”), The Sixty Two Investment Company Limited (“Sixty Two”), 810679 Ontario Limited (“810679”), Fairfax Financial Holdings Limited (“Fairfax”), FFHL Group Ltd. (“FFHL”), RiverStone Holdings Limited (“RiverStone Holdings”), RiverStone Insurance Limited (“RiverStone”), Fairfax (US) Inc. (“Fairfax US”), Odyssey US Holdings Inc. (“Odyssey US”), Odyssey Re Holdings Corp. (“Odyssey Re”), Odyssey Reinsurance Company (“Odyssey”), Newline Holdings UK Limited (“Newline UK”), Newline Insurance Company Limited (“Newline”), Newline Corporate Name Limited (“Newline Corporate”), Hudson Insurance Company (“Hudson”), Hudson Specialty Insurance Company (“HSIC”), TIG Holdings, Inc. (“TIGH”), TIG Insurance Company (“TIG”), Clearwater Insurance Company (“Clearwater”), Zenith National Insurance Corp. (“ZNIC”), Zenith Insurance Company (“Zenith”), Crum & Forster Holdings Corp. (“Crum & Forster”), United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), First Mercury Financial Corporation (“FMF”), First Mercury Insurance Company (“FMI”), Fairfax (Barbados) International Corp. (“FBIC”), Fairfax Asia Limited (“Fairfax Asia”), First Capital Insurance Limited (“First Capital”), Falcon Insurance Company (Hong Kong) Ltd. (“Falcon”), Advent Capital (Holdings) Ltd. (“Advent”), Northbridge Financial Corporation (“NFC”), and Northbridge General Insurance Corporation (“NGIC”). Mr. Watsa, 1109519, Sixty Two, 810679, Fairfax, FFHL, RiverStone Holdings, RiverStone, Fairfax US, Odyssey US, Odyssey Re, Odyssey, Newline UK, Newline, Newline Corporate, Hudson, HSIC, TIGH, TIG, Clearwater, ZNIC, Zenith, Crum & Forster, US Fire, North River, FMF, FMI, FBIC, Fairfax Asia, First Capital, Falcon, Advent, NFC and NGIC expressly disclaim beneficial ownership of the shares reported above. The address of each of Mr. Watsa, 1109519, 810679, Fairfax, and FFHL is 95 Wellington Street West, Suite 800, Toronto, Ontario M5J 2N7. The address of Sixty Two is 1600 Cathedral Place, 925 West Georgia Street, Vancouver,

British Columbia V6C 3L3. The address of each of RiverStone Holdings and RiverStone is 161-163 Preston Road, Brighton, BN1 6AU, England. The address of Fairfax US is 2850 Lake Vista Drive, Suite 150, Lewisville, Texas 75067. The address of each of Odyssey US, Odyssey Re and Odyssey is 300 First Stamford Place, Stamford, Connecticut 06902. The address of each of Newline UK, Newline and Newline Corporate is Corn Exchange, 55 Mark Lane, London EC3R 7NE, England. The address of each of Hudson and HSIC is 100 William Street, New York, New York 10038. The address of TIGH is 2850 Lake Vista Dnve, Suite 150, Lewisville, Texas 75067. The address of each of TIG and Clearwater is 250 Commercial Street, Suite 5000, Manchester, New Hampshire 03101. The address of each of ZNIC and Zenith is 21255 Califa Street, Woodland Hills, California 91367-5021. The address of each of Crum & Forster, US Fire and North River is 305 Madison Avenue, Morristown, New Jersey 07962. The address of each of First Mercury Financial Corporation and First Mercury Insurance Company is 26600 Telegraph Road, Southfield, Michigan 48033. The address of FBIC is #12 Pine Commercial, The Pine, St. Michael, Barbados, West Indies BB11103. The address of Fairfax Asia is Worthing Corporate Centre, Worthing, Christ Church, Barbados, West Indies BB15008. The address of First Capital is 6 Raffles Quay, #21-00, Singapore 048580. The address of Falcon is Suites 307-11, 3/F Cityplaza Four, 12 Taikoo Wan Road, Taikoo Shing, Hong Kong. The address of Advent is 2 Minster Court, Mincing Lane, London EC3R 7BB, England. The address of NFC and NGIC is 105 Adelaide Street West, 7th Floor, Toronto, Ontario M5H 1P9.
(4)	According to a Schedule 13G filed with the SEC on April 20, 2012, the shares of common stock listed in the table above are directly owned by R/C Dynamic Holdings, L.P. (“R/C”). By virtue of being the general partner of R/C, Riverstone/Carlyle Energy Partners IV, L.P. (“GP”) may be deemed to be the beneficial owner of such shares. Further, by virtue of being the general partner of GP, R/C Energy GP IV, LLC (“Parent GP”) may also be deemed to be the beneficial owner of such shares. Each of GP and Parent GP disclaim any beneficial ownership of the shares. Parent GP is managed by a managing board. Pierre F. Lapeyre, Jr., David M. Leuschen, Andrew W. Ward, Michael B. Hoffman, Lord John Browne, N. John Lancaster, Daniel A. D’Aniello and Edward J. Mathias, as members of the managing board of Parent GP may be deemed to possess voting and, dispositive powers with respect to the shares of common stock held by R/C. Such individuals expressly disclaim any beneficial ownership over such shares. The address for each of R/C, GP and Parent GP is 712 Fifth Avenue, 51 Floor, New York, New York 10019.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table provides information as of December 31, 2015 about shares of the Company’s common stock issuable under the equity compensation plans we maintain for our employees, consultants and directors:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	—	—	12,460,312

(1)	Includes shares available for issuance under the 2009 Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

We maintain a written policy that requires any related party transaction (as defined below) to be reviewed and approved by the disinterested members of our Board. A related party transaction is a transaction, proposed transaction, or series of similar transactions, in which (a) we are a participant, (b) the amount involved exceeds $120,000 and (c) a related person (as defined below) has or will have a direct or indirect material interest. A related person is (i) any person who is, or at any time since the beginning of our last fiscal year was, a director, executive officer, or nominee to become a director, (ii) a person known to be the 5% beneficial owner of any class of our voting securities, (iii) an immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee for director or more than 5% beneficial owner, and (iv) any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director or more than 5% beneficial owner. The written policy includes factors to be considered by the disinterested members of our Board when determining whether to approve a proposed related party transaction. Factors to be considered include the terms of the transaction with the related party, availability of comparable products or services from unrelated third parties, terms available from unrelated third parties and benefits provided to us by the transaction.

Transactions with Mr. Oliver

In July 2012, the Company entered into a commercial lease to rent space in a building owned by an entity that is partially owned by Mr. Oliver, who served as a director until February 28, 2015. The terms provide for a lease term ending December 13, 2017 with annual rent of approximately $500,000. Under the terms of the lease, the Company is allowed to apply the cost of any renovations it makes against the rent amount. The terms of the lease were received and approved by our Board and we believe that the rent expense to be paid under the lease is at a fair market rate. All amounts due in 2015 were offset by the cost of renovations to the leased space with the exception of approximately $400 in miscellaneous fees.

Buffalo Creek Minerals, L.L.C. (“Buffalo Creek Minerals”), an entity in which Mr. Oliver has a passive ownership interest, is a royalty interest owner in wells that we operate in the Mid-Continent. During 2015, we paid approximately $181,583 to Buffalo Creek Minerals related to its royalty interests.

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Beasley, Brewer, Dobson, Moneypenny, Serota, Stice, Weber and Westbrook have, and Roy T. Oliver, Jr. had, while serving as a director, no material relationships with the Company other than as directors and stockholders of the Company, and each of such individuals is, and was, while serving as a director, “independent” for purposes of the NYSE listing standards. In making these determinations, the Board considered all relevant facts and circumstances that could affect such person’s exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that the lease between an entity that is partially owned by Mr. Oliver and the Company and Mr. Oliver’s interest in Buffalo Creek Minerals are not material because of their relatively small value compared to Mr. Oliver’s other business interests and the Company’s overall activities. Please see “Related Party Transactions” above for a more detailed discussion of these transactions. The Board additionally has determined that all Audit Committee members meet the independence requirements for audit committee members set forth in Rule 10A-3 under the Exchange Act and that all members of the Compensation Committee meet the independence requirements for compensation committee members set forth in the NYSE Listed Company Manual.

Item 14.	Principal Accounting Fees and Services

Set forth below is a summary of the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP, for fiscal years 2015 and 2014.

	2015	2014
	(In thousands)
Audit Fees	$2,242	$1,535
Audit-Related Fees	199	370
Tax Fees	—	—
All Other Fees	—	—

Total	$2,441	$1,905

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

Audit-Related Fees. Audit-related fees consist primarily of due diligence, consultation regarding financial accounting and reporting standards. Such fees included fees for consultations on the accounting related to public offerings of interests in limited partnerships, pro forma financial statement review, and audits of the balance sheets of a Company subsidiary for the periods ended June 30, 2015 and December 31, 2015.

Tax Fees. Tax fees include all services performed by the firm’s tax division other than those related to the audit of financial statements.

All Other Fees. Other fees consist primarily of all fees billed for products and services provided by the firm other than those reported above.

The Audit Committee is responsible for approving in advance any services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee or its delegate unless the Audit Committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations. All of the services described above under audit fees, audit-related fees, tax fees and all other fees for 2015 and 2014 were pre-approved by the Audit Committee. Specifically, the committee has pre-approved the use of PricewaterhouseCoopers LLP for detailed, specific types of tax advisory services related to compliance, technical interpretations, acquisition/disposition services, including due diligence, and federal and state audits.

Annex

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure. The Company defines EBITDA as net (loss) income before income tax expense (benefit), interest expense and depreciation, depletion and amortization and accretion of asset retirement obligations. Adjusted EBITDA, as presented herein, is EBITDA excluding asset impairment, interest income, gain on derivative contracts net of cash received on settlement of derivative contracts, loss on settlement of contract, (gain) loss on sale of assets, legal settlements, severance, oil field services – Permian exit costs, gain on extinguishment of debt and other various items (including non-cash portion of noncontrolling interest and stockbased compensation).

Adjusted EBITDA is a supplemental financial measure used by the Company’s management and by securities analysts, investors, lenders, rating agencies and others who follow the industry as an indicator of the Company’s ability to internally fund exploration and development activities and to service or incur additional debt. The Company also uses this measure because adjusted EBITDA relates to the timing of cash receipts and disbursements that the Company may not control and may not relate to the period in which the operating activities occurred. Further, adjusted EBITDA allows the Company to compare its operating performance and return on capital with those of other companies without regard to financing methods and capital structure. Adjusted EBITDA should not be considered as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles (“GAAP”). Adjusted EBITDA excludes some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, the Company’s adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The table below reconciles net loss to adjusted EBITDA for the year ended December 31, 2015 (in thousands).

Net income (loss)	$(3,697,545)

Adjusted for
Income tax (benefit) expense	123
Interest expense	322,502
Depreciation and amortization - other	47,382
Depreciation and depletion - oil and natural gas	319,913
Accretion of asset retirement obligations	4,477
EBITDA	(3,003,148)

Asset impairment	4,534,689
Interest income	(1,081)
Stock-based compensation	11,465
(Gain) loss on derivative contracts	(73,061)
Cash received upon settlement of derivative contracts	327,702
Loss on settlement of contract	50,976
(Gain) loss on sale of assets	1,491
Legal settlements	4,997
Severance	11,704
Oil field services – Permian exit costs	4,436
Gain on extinguishment of debt	(641,131)
Other	6,735
Non-cash portion of noncontrolling interest(2)	(708,238)

Adjusted EBITDA	$527,536

(1)	Represents depreciation and depletion, impairment, (gain) loss on commodity derivative contracts net of cash received (paid) on settlement and income tax expense attributable to noncontrolling interests.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016.

(2)Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(3)Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Other

2.1	Equity Purchase Agreement dated as of January 6, 2014, between SandRidge Energy, Inc., SandRidge Holdings, Inc. and Fieldwood Energy LLC	8-K	001-33784	2.1	1/9/2014

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008

3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010

3.3	Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	1/21/2009

3.4	Certificate of Designation of 6.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	12/22/2009

3.5	Certificate of Designation of 7.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/10/2010

3.6	Certificate of Designations of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/20/2012

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	4/30/2013

3.8	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009

3.9	Amendment to the March 3, 2009 Amended and Restated Bylaws of SandRidge Energy, Inc. effective November 19, 2012	8-K	001-33784	3.2	11/20/2012

4.1	Specimen Stock Certificate representing common stock of SandRidge Energy, Inc.	S-1	333-148956	4.1	1/30/2008

4.2	Indenture, dated December 16, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	12/22/2009

4.3	Indenture, dated March 15, 2011, by and among the SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	3/18/2011

4.4	Indenture, dated as of April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association	8-K	001-33784	4.1	4/17/2012

4.5	Supplemental Indenture, dated April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.3	4/17/2012

4.6	Supplemental Indenture, dated June 1, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	10-Q	001-33784	4.3	8/6/2012

4.7	Indenture, dated as of August 20, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.4	8/21/2012

4.8	Indenture, dated as of June 10, 2015, among SandRidge Energy, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (including the form of the Notes)	8-K	001-33784	4.1	6/11/2015

4.9	Indenture, dated as of August 19, 2015, among SandRidge Energy, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (including the form of the 2022 Convertible Notes).	8-K	001-33784	4.1	8/19/2015

4.10	Indenture, dated as of August 19, 2015, among SandRidge Energy, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (including the form of the 2023 Convertible Notes).	8-K	001-33784	4.2	8/19/2015

10.1†	Executive Nonqualified Excess Plan	8-K	001-33784	10.1	7/15/2008

10.2.1†	SandRidge Energy, Inc. 2009 Incentive Plan (as amended on July 1, 2013)	10-K	001-33784	10.2	2/28/2014

10.2.2†	Amendment to the SandRidge Energy, Inc. 2009 Incentive Plan	10-Q	001-33784	10.3	8/8/2013

10.2.3†	Amendment 2 to the SandRidge Energy, Inc. 2009 Incentive Plan	10-Q	001-33784	10.2.1	8/6/2015

10.2.4†	Form of Restricted Stock Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.3	2/27/2015

10.2.5†	Form of Performance Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.4	2/27/2015

10.2.6†	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.5	2/27/2015

10.2.7†	Form of Performance Share Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.6	2/27/2015

10.2.8†	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - March 2015 Retention Grant	10-Q	001-33784	10.2.2	8/6/2015

10.2.9†	Form of Incentive Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - March 2015 Retention Grant	10-Q	001-33784	10.2.3	8/6/2015

10.2.10†	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - Non-employee Director Grant	10-Q	001-33784	10.2.4	8/6/2015

10.3.1†	Employment Agreement, effective as of August 12, 2014, between SandRidge Energy, Inc. and James D. Bennett	10-K	001-33784	10.3.1	2/27/2015

10.3.2†	Employment Agreement, effective as of August 17, 2015, between SandRidge Energy, Inc. and Julian Bott.	8-K	001-33784	10.1	8/5/2015

10.3.3†	Employment Agreement, effective as of December 30, 2013, between SandRidge Energy, Inc. and Duane Grubert	10-K	001-33784	10.3.2	2/27/2015

10.3.4†	Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-K	001-33784	10.3.3	2/27/2015

10.3.5†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015

10.3.6†	Professional Services Agreement, effective as of March 1, 2016, between SandRidge Energy, Inc. and Randall D. Cooley					*

10.4†	Form of Indemnification Agreement for directors and officers	S-1	333-148956	10.5	1/30/2008

10.5.1	Fourth Amended and Restated Credit Agreement, dated as of June 10, 2015, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto	8-K	001-33784	10.4	6/11/2015

10.5.2	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 13, 2015, by and among the Company, as borrower, Royal Bank of Canada, as administrative agent, and the lenders signatory thereto.	8-K	001-33784	10.1	8/14/2015

10.5.3	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 16, 2015, by and among the Company, as borrower, Royal Bank of Canada, as administrative agent, and the lenders signatory thereto.	8-K	001-33784	10.1	10/19/2015

10.6	Intercreditor Agreement, dated as of June 10, 2015, Royal Bank of Canada, as Priority Lien Agent, and U.S. Bank National Association, as the Second Lien Collateral Trustee	8-K	001-33784	10.1	6/11/2015

10.7	Collateral Trust Agreement, dated as of June 10, 2015, by and among SandRidge Energy, Inc., the guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Parity Lien Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	8-K	001-33784	10.2	6/11/2015

10.8	Security Agreement, dated as of June 10, 2015, by and among SandRidge Energy, Inc., the guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	8-K	001-33784	10.3	6/11/2015

21.1	Subsidiaries of SandRidge Energy, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP					*

23.2	Consent of Cawley, Gillespie & Associates					*

23.3	Consent of Netherland, Sewell & Associates, Inc.					*

23.4	Consent of Ryder Scott Company, L.P.					*

31.1	Section 302 Certification-Chief Executive Officer					*

31.2	Section 302 Certification-Chief Financial Officer					*

31.3	Section 302 Certification-Chief Executive Officer					**

31.4	Section 302 Certification-Chief Financial Officer					**

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					***

99.1	Report of Cawley, Gillespie & Associates	*

99.2	Report of Netherland, Sewell & Associates, Inc.	*

99.3	Report of Ryder Scott Company, L.P.	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

†	Management contract or compensatory plan or arrangement
*	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 30, 2016.
**	Filed herewith
***	Previously furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

By	/s/ James D. Bennett
James D. Bennett,
President and Chief Executive Officer

April 29, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Other

2.1	Equity Purchase Agreement dated as of January 6, 2014, between SandRidge Energy, Inc., SandRidge Holdings, Inc. and Fieldwood Energy LLC	8-K	001-33784	2.1	1/9/2014

3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008

3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010

3.3	Certificate of Designation of 8.5% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	1/21/2009

3.4	Certificate of Designation of 6.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	12/22/2009

3.5	Certificate of Designation of 7.0% Convertible Perpetual Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/10/2010

3.6	Certificate of Designations of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/20/2012

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	4/30/2013

3.8	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009

3.9	Amendment to the March 3, 2009 Amended and Restated Bylaws of SandRidge Energy, Inc. effective November 19, 2012	8-K	001-33784	3.2	11/20/2012

4.1	Specimen Stock Certificate representing common stock of SandRidge Energy, Inc.	S-1	333-148956	4.1	1/30/2008

4.2	Indenture, dated December 16, 2009, by and among SandRidge Energy, Inc., certain subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	12/22/2009

4.3	Indenture, dated March 15, 2011, by and among the SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.1	3/18/2011

4.4	Indenture, dated as of April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association	8-K	001-33784	4.1	4/17/2012

4.5	Supplemental Indenture, dated April 17, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.3	4/17/2012

4.6	Supplemental Indenture, dated June 1, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	10-Q	001-33784	4.3	8/6/2012

4.7	Indenture, dated as of August 20, 2012, among SandRidge Energy, Inc., certain subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee	8-K	001-33784	4.4	8/21/2012

4.8	Indenture, dated as of June 10, 2015, among SandRidge Energy, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (including the form of the Notes)	8-K	001-33784	4.1	6/11/2015

4.9	Indenture, dated as of August 19, 2015, among SandRidge Energy, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (including the form of the 2022 Convertible Notes).	8-K	001-33784	4.1	8/19/2015

4.10	Indenture, dated as of August 19, 2015, among SandRidge Energy, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (including the form of the 2023 Convertible Notes).	8-K	001-33784	4.2	8/19/2015

10.1†	Executive Nonqualified Excess Plan	8-K	001-33784	10.1	7/15/2008

10.2.1†	SandRidge Energy, Inc. 2009 Incentive Plan (as amended on July 1, 2013)	10-K	001-33784	10.2	2/28/2014

10.2.2†	Amendment to the SandRidge Energy, Inc. 2009 Incentive Plan	10-Q	001-33784	10.3	8/8/2013

10.2.3†	Amendment 2 to the SandRidge Energy, Inc. 2009 Incentive Plan	10-Q	001-33784	10.2.1	8/6/2015

10.2.4†	Form of Restricted Stock Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.3	2/27/2015

10.2.5†	Form of Performance Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.4	2/27/2015

10.2.6†	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.5	2/27/2015

10.2.7†	Form of Performance Share Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan	10-K	001-33784	10.2.6	2/27/2015

10.2.8†	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - March 2015 Retention Grant	10-Q	001-33784	10.2.2	8/6/2015

10.2.9†	Form of Incentive Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - March 2015 Retention Grant	10-Q	001-33784	10.2.3	8/6/2015

10.2.10†	Form of Restricted Stock Unit Certificate for SandRidge Energy, Inc. 2009 Incentive Plan - Non-employee Director Grant	10-Q	001-33784	10.2.4	8/6/2015

10.3.1†	Employment Agreement, effective as of August 12, 2014, between SandRidge Energy, Inc. and James D. Bennett	10-K	001-33784	10.3.1	2/27/2015

10.3.2†	Employment Agreement, effective as of August 17, 2015, between SandRidge Energy, Inc. and Julian Bott.	8-K	001-33784	10.1	8/5/2015

10.3.3†	Employment Agreement, effective as of December 30, 2013, between SandRidge Energy, Inc. and Duane Grubert	10-K	001-33784	10.3.2	2/27/2015

10.3.4†	Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-K	001-33784	10.3.3	2/27/2015

10.3.5†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015

10.3.6†	Professional Services Agreement, effective as of March 1, 2016, between SandRidge Energy, Inc. and Randall D. Cooley					*

10.4†	Form of Indemnification Agreement for directors and officers	S-1	333-148956	10.5	1/30/2008

10.5.1	Fourth Amended and Restated Credit Agreement, dated as of June 10, 2015, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto	8-K	001-33784	10.4	6/11/2015

10.5.2	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 13, 2015, by and among the Company, as borrower, Royal Bank of Canada, as administrative agent, and the lenders signatory thereto.	8-K	001-33784	10.1	8/14/2015

10.5.3	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 16, 2015, by and among the Company, as borrower, Royal Bank of Canada, as administrative agent, and the lenders signatory thereto.	8-K	001-33784	10.1	10/19/2015

10.6	Intercreditor Agreement, dated as of June 10, 2015, Royal Bank of Canada, as Priority Lien Agent, and U.S. Bank National Association, as the Second Lien Collateral Trustee	8-K	001-33784	10.1	6/11/2015

10.7	Collateral Trust Agreement, dated as of June 10, 2015, by and among SandRidge Energy, Inc., the guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Parity Lien Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	8-K	001-33784	10.2	6/11/2015

10.8	Security Agreement, dated as of June 10, 2015, by and among SandRidge Energy, Inc., the guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Trustee	8-K	001-33784	10.3	6/11/2015

21.1	Subsidiaries of SandRidge Energy, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP					*

23.2	Consent of Cawley, Gillespie & Associates					*

23.3	Consent of Netherland, Sewell & Associates, Inc.					*

23.4	Consent of Ryder Scott Company, L.P.					*

31.1	Section 302 Certification-Chief Executive Officer					*

31.2	Section 302 Certification-Chief Financial Officer					*

31.3	Section 302 Certification-Chief Executive Officer					**

31.4	Section 302 Certification-Chief Financial Officer					**

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					***

99.1	Report of Cawley, Gillespie & Associates					*

99.2	Report of Netherland, Sewell & Associates, Inc.					*

99.3	Report of Ryder Scott Company, L.P.					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	Management contract or compensatory plan or arrangement
*	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 30, 2016.
**	Filed herewith
***	Previously furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 30, 2016.