Form 10-Q
period 2016-03-31
SANDRIDGE ENERGY INC
filed 2016-05-16
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 10, 2016, was 719,000,056.

References in this report to the “Company” and “SandRidge” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of the SandRidge Mississippian Trust I (the “Mississippian Trust I”), SandRidge Mississippian Trust II (the “Mississippian Trust II”) and SandRidge Permian Trust (the “Permian Trust”)(each individually, a “Royalty Trust” and collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, the potential effects of a restructuring transaction on the Company’s operations, management, and employees, the Company’s ability to consummate a restructuring transaction, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations and financial performance and condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) and in Item 1A of this Quarterly Report.

The forward-looking statements related to one or more plans of reorganization (the “Plan”) involve known and unknown risks, uncertainties, assumptions and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by other forward-looking statements contained in this Quarterly Report on Form 10-Q, including but not limited to potential adverse effects related to the following: potential restructuring of the Company’s outstanding debt and related effects on the holders of the Company’s outstanding equity; potential effects of the industry downturn on the Company’s business, financial condition and results of operations; potential limitations on the Company’s ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the potential restructuring and indebtedness, including any defaults related thereto.

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended March 31, 2016

PART I. Financial Information

ITEM 1. Financial Statements
SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$694,042	$435,588
Accounts receivable, net	72,774	127,387
Derivative contracts	61,403	84,349
Prepaid expenses	10,427	6,833
Other current assets	15,239	19,931
Total current assets	853,885	674,088
Oil and natural gas properties, using full cost method of accounting
Proved	11,961,413	12,529,681
Unproved	350,646	363,149
Less: accumulated depreciation, depletion and impairment	(11,035,575)	(11,149,888)
	1,276,484	1,742,942
Other property, plant and equipment, net	426,537	491,760
Other assets	17,153	13,237
Total assets	$2,574,059	$2,922,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$3,981,371	$—
Accounts payable and accrued expenses	263,665	428,417
Derivative contracts	355	573
Asset retirement obligations	8,440	8,399
Total current liabilities	4,253,831	437,389
Long-term debt	—	3,562,378
Asset retirement obligations	62,279	95,179
Other long-term obligations	11,147	14,814
Total liabilities	4,327,257	4,109,760
Commitments and contingencies (Note 10)
Equity (deficit)
SandRidge Energy, Inc. stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at March 31, 2016 and December 31, 2015; aggregate liquidation preference of $265,000	3	3
7.0% Convertible perpetual preferred stock; 2,597 shares issued and outstanding at March 31, 2016; aggregate liquidation preference of $259,700; 2,770 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $277,000	3	3
Common stock, $0.001 par value; 1,800,000 shares authorized; 721,256 issued and 719,288 outstanding at March 31, 2016 and 635,584 issued and 633,471 outstanding at December 31, 2015	718	630
Additional paid-in capital	5,312,363	5,301,136
Additional paid-in capital—stockholder receivable	(1,250)	(1,250)
Treasury stock, at cost	(5,291)	(5,742)
Accumulated deficit	(7,059,723)	(6,992,697)
Total SandRidge Energy, Inc. stockholders’ deficit	(1,753,177)	(1,697,917)
Noncontrolling interest	(21)	510,184
Total stockholders’ deficit	(1,753,198)	(1,187,733)
Total liabilities and stockholders’ deficit	$2,574,059	$2,922,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues
Oil, natural gas and NGL	$84,375	$195,732
Midstream and marketing	4,287	8,764
Drilling and services	1,232	9,845
Other	438	967
Total revenues	90,332	215,308
Expenses
Production	47,282	89,498
Production taxes	1,708	4,514
Cost of sales	4,268	12,827
Midstream and marketing	1,084	8,107
Depreciation and depletion—oil and natural gas	32,326	106,107
Depreciation and amortization—other	6,835	13,347
Accretion of asset retirement obligations	1,588	1,080
Impairment	110,114	1,083,866
General and administrative	74,278	36,149
Gain on derivative contracts	(2,808)	(49,827)
Loss on settlement of contract	89,092	—
Gain on sale of assets	(1,880)	(1,904)
Total expenses	363,887	1,303,764
Loss from operations	(273,555)	(1,088,456)
Other (expense) income
Interest expense	(81,151)	(62,842)
Gain on extinguishment of debt	41,331	—
Other income (expense), net	153	(536)
Total other expense	(39,667)	(63,378)
Loss before income taxes	(313,222)	(1,151,834)
Income tax expense	4	40
Net Loss	(313,226)	(1,151,874)
Less: net loss attributable to noncontrolling interest	—	(116,921)
Net loss attributable to SandRidge Energy, Inc.	(313,226)	(1,034,953)
Preferred stock dividends	10,881	10,881
Loss applicable to SandRidge Energy, Inc. common stockholders	$(324,107)	$(1,045,834)
Loss per share
Basic	$(0.47)	$(2.19)
Diluted	$(0.47)	$(2.19)
Weighted average number of common shares outstanding
Basic	689,784	478,165
Diluted	689,784	478,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Three Months Ended March 31, 2016
Balance at December 31, 2015	5,420	$6	633,471	$630	$5,299,886	$(5,742)	$(6,992,697)	$510,184	$(1,187,733)
Cumulative effect of adoption of ASU 2015-02	—	—	—	—	—	—	257,081	(510,205)	(253,124)
Purchase of treasury stock	—	—	—	—	—	(37)	—	—	(37)
Retirement of treasury stock	—	—	—	—	(37)	37	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	145	—	(451)	451	—	—	—
Stock-based compensation	—	—	—	—	7,394	—	—	—	7,394
Cancellations of restricted stock awards, net of issuance	—	—	(938)	1	(1)	—	—	—	—
Common stock issued for debt	—	—	84,390	84	4,325	—	—	—	4,409
Conversion of preferred stock to common stock	(173)	—	2,220	3	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	(313,226)	—	(313,226)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(10,881)	—	(10,881)
Balance at March 31, 2016	5,247	$6	719,288	$718	$5,311,113	$(5,291)	$(7,059,723)	$(21)	$(1,753,198)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,226)	$(1,151,874)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for doubtful accounts	16,701	—
Depreciation, depletion and amortization	39,161	119,454
Accretion of asset retirement obligations	1,588	1,080
Impairment	110,114	1,083,866
Debt issuance costs amortization	3,350	2,225
Amortization of discount, net of premium, on debt	2,013	142
Gain on extinguishment of debt	(41,331)	—
Write off of debt issuance costs	—	2,221
Gain on debt derivatives	(1,324)	—
Cash paid for early conversion of convertible notes	(33,452)	—
Gain on derivative contracts	(2,808)	(49,827)
Cash received on settlement of derivative contracts	25,536	136,957
Loss on settlement of contract	89,092	—
Cash paid on settlement of contract	(11,000)	—
Gain on sale of assets	(1,880)	(1,904)
Stock-based compensation	6,753	4,024
Other	89	90
Changes in operating assets and liabilities	(52,020)	(56,359)
Net cash (used in) provided by operating activities	(162,644)	90,095
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(70,546)	(377,052)
Acquisition of assets	(95)	(1,739)
Proceeds from sale of assets	3,172	2,755
Net cash used in investing activities	(67,469)	(376,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	488,900	420,000
Repayments of borrowings	—	(245,000)
Debt issuance costs	(296)	(1,905)
Noncontrolling interest distributions	—	(43,716)
Purchase of treasury stock	(37)	(1,609)
Dividends paid — preferred	—	(11,261)
Net cash provided by financing activities	488,567	116,509
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	258,454	(169,432)
CASH AND CASH EQUIVALENTS, beginning of year	435,588	181,253
CASH AND CASH EQUIVALENTS, end of period	$694,042	$11,821
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(75,450)	$(90,286)
Supplemental Disclosure of Noncash Investing and Financing Activities
Cumulative effect of adoption of ASU 2015-02	$(247,566)	$—
Property, plant and equipment transferred in settlement of contract	$(215,635)	$—
Change in accrued capital expenditures	$17,065	$56,861
Equity issued for debt	$4,409	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an energy company with a principal focus on exploration and production activities in the Mid-Continent and Rockies regions of the United States. The Company also operates an electrical transmission system.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries. During the three-month period ended March 31, 2015, the Company fully consolidated the activities of the Royalty Trusts as variable interest entities (“VIEs”) for which the Company was the primary beneficiary. Activities of the Royalty Trusts attributable to third party ownership were presented as noncontrolling interest and included as a component of equity in the condensed consolidated balance sheet as of December 31, 2015. As discussed further below, during the three-month period ended March 31, 2016, the Company proportionately consolidated the activities of the Royalty Trusts. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements as of December 31, 2015 have been derived from the audited financial statements contained in the Company’s 2015 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2015 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments, which consist of normal recurring adjustments, necessary to state fairly the information in the Company’s accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2015 Form 10-K.

Significant Accounting Policies. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements included in the 2015 Form 10-K.

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

Recent Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model, affecting all reporting entities involved with limited partnerships or similar entities, particularly industries such as the oil and gas, transportation and real estate sectors. The guidance simplifies and improves current guidance by placing more emphasis on risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE. The requirements of the guidance were effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company adopted this guidance on January 1, 2016, which resulted in the determination that the Royalty Trusts no longer qualify as VIEs. As a result, for the three-month period ended March 31, 2016, the Company proportionately consolidated the activities of the Royalty Trusts. Under the proportionate consolidation method, the Company accounts for only its share of each Royalty Trust’s asset, liabilities, revenues and expenses within the appropriate

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

classifications in the accompanying unaudited condensed consolidated financial statements. The Company adopted the provisions of ASU 2015-02 on a modified retrospective approach by recording a cumulative-effect adjustment as of January 1, 2016 that resulted in decreases of approximately $243.4 million to total assets and approximately $510.2 million to noncontrolling interest and increases of approximately $9.7 million to accounts payable and approximately $257.1 million to retained earnings.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective on a retrospective basis for annual periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The guidance was adopted on January 1, 2016, and resulted in a decrease of approximately $69.1 million to other assets and current maturities of long-term debt in the accompanying condensed consolidated balance sheet for the year ended December 31, 2015, with no impact to the accompanying condensed consolidated statements of operations. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which excludes line-of-credit debt issuance costs from the scope of ASU 2015-03. The guidance was adopted on January 1, 2016 in conjunction with the adoption of ASU 2015-03 by making an accounting policy election to present line-of-credit arrangement debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The adoption of this policy resulted in no impact to the consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company evaluated the effect of the guidance and has determined that it will have no impact on its related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Share-Based Payment Accounting” which was part of the FASB simplification initiative and involves several aspects of the accounting for share-based payment transactions, including

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance requires adoption by various application methods. All amendments must be adopted in the same period. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

2. Going Concern

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

The market price for oil, natural gas and NGLs decreased significantly beginning in the fourth quarter of 2014, continuing throughout 2015, and into 2016. The decrease in the market price for production directly reduces the Company’s cash flow from operations and indirectly impacts its other potential sources of funds described above. The Company borrowed all of its remaining available capacity under the senior credit facility in January 2016 and in March 2016, the lenders under the senior credit facility elected to reduce the borrowing base to $340.0 million. On March 21, 2016, the Company notified the administrative agent of the senior credit facility (the “administrative agent”) that the Company would submit for the administrative agent’s consideration proposed additional oil and gas properties to serve as collateral under the senior credit facility sufficient to support a borrowing base of $500.0 million. Additionally, the Company notified the administrative agent that it believed the currently pledged assets were sufficient to support a borrowing base of $500.0 million and reserved the right to exercise all other options available to remedy the borrowing base deficiency, if any. On April 20, 2016, the Company submitted such additional properties for consideration by its lenders. Lower market prices for production may result in further reductions to the borrowing base under the senior credit facility or higher borrowing costs from other potential sources of financing as the Company’s borrowing capacity and borrowing costs are generally related to the value of the Company’s estimated proved reserves. The weakness in pricing may also impact the Company’s ability to negotiate asset monetizations at acceptable prices.

As a result of the impacts to the Company’s financial position resulting from declining industry conditions and in consideration of the substantial amount of debt outstanding, the Company has engaged advisors to assist with the evaluation of strategic alternatives. The Company believes that a filing under Chapter 11 provides the most expeditious manner in which to enhance its liquidity position and effect a substantial reduction in its debt obligations. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

The report of the Company’s independent registered public accounting firm that accompanied the consolidated financial statements for the year ended December 31, 2015 contained an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. On March 31, 2016, the administrative agent under the amended senior credit agreement (the “First Lien Credit Agreement”) notified the Company that its failure to deliver financial statements without a “going concern” qualification resulted in a default under the terms of the First Lien Credit Agreement. Pursuant to the terms of the First Lien Credit Agreement, a 30-day grace period expired on April 30, 2016 and such default ripened into an event of default.

Pursuant to the First Lien Credit Agreement, on or before May 15, 2016, the Company is required to deliver (i) financial statements for the quarter ended March 31, 2016 and (ii) a compliance certificate calculating the ratios and reflecting compliance with the financial covenants therein, including the maintenance of agreed upon levels for the (a) ratio of total secured debt under the senior credit facility to EBITDA, which may not exceed 2.00:1.00 at each quarter end and (b) ratio of current assets to current liabilities, which must be at least 1.00:1.00 at each quarter end. The Company believes that it will be unable to satisfy the financial covenant concerning the ratio of current assets to current liabilities, resulting in an event of default under the First Lien Credit Agreement.

On May 11, 2016, the Company entered into a restructuring support and lock-up agreement (including term sheets and other exhibits attached thereto, the “Restructuring Support Agreement” or “RSA”) pursuant to which the Company’s lenders under the senior credit facility agreed to waive the going concern default and the expected financial covenant default noted above until May 31, 2016. Under the terms of the Restructuring Support Agreement, the lenders have also agreed to forbear from exercising

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

any remedies available to them under the First Lien Credit Agreement in connection with the Company’s failure to support a borrowing base of $500.0 million.

On May 16, 2016, the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its senior credit facility, its Senior Secured Notes (as defined below) and its Unsecured Notes (as defined below). Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. For further discussion of the Company’s Bankruptcy Petitions and the Chapter 11 Cases, as defined and discussed in Note 17.

The factors noted above create uncertainty associated with the Company’s ability to repay its outstanding long-term debt obligations as they become due and further reinforces the substantial doubt over the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern, except for the classification of all debt as current.

3. Divestiture

Divestiture of West Texas Overthrust (the “WTO”) Properties and Release from Treating Agreement. On January 21, 2016, the Company paid $11.0 million in cash and transferred ownership of substantially all of its oil and natural gas properties and midstream assets located in the Piñon field in the WTO to Occidental Petroleum Corporation (“Occidental”) and was released from all past, current and future claims and obligations under an existing 30 year treating agreement between the companies. As of the date of the transaction, the Company had accrued approximately $111.9 million for penalties associated with shortfalls in meeting its delivery requirements under the agreement since it became effective in late 2012. The Company recognized a loss of approximately $89.1 million on the termination of the treating agreement and the cease-use of transportation agreements that supported production from the Piñon field.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in each level of the hierarchy as of March 31, 2016 and December 31, 2015, as described below.

Level 1 Fair Value Measurements

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

Mandatory Prepayment Feature - PGC Senior Secured Notes. In conjunction with the acquisition of and termination of a gathering agreement with Piñon Gathering Company, LLC (“PGC”) in October 2015, the Company issued the PGC Senior Secured Notes with a $78.0 million principal value. These notes bear payment terms identical to and are secured by the same assets as the 8.75% Senior Secured Notes due 2020 issued by the Company in June 2015 as discussed in Note 7. The 8.75% Senior Secured Notes due 2020 issued in June 2015 and PGC Senior Secured Notes (collectively, “Senior Secured Notes”) will mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019. The issuance of the PGC Senior Secured Notes at a substantial discount, as discussed in Note 7 and Note 8, resulted in the treatment of the mandatory prepayment feature contained in those notes as an embedded derivative that meets the criteria to be bifurcated from its host contract, the PGC Senior Secured Notes, and accounted for separately from those notes. The mandatory prepayment feature contained in the PGC Senior Secured Notes is recorded at fair value each reporting period based upon values determined through the use of discounted cash flow models of the PGC Senior Secured Notes both (i) with the mandatory prepayment feature and (ii) excluding the mandatory prepayment feature.

Level 3 Fair Value Measurements

Commodity Derivative Contracts. The fair values of the Company’s natural gas basis swaps are based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these commodity derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s natural gas basis swaps is the estimate of future natural gas basis differentials. Significant increases (decreases) in natural gas basis differentials could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of the Company’s natural gas basis swaps at March 31, 2016 and December 31, 2015 are included in the table below.

Unobservable Input	Range			Weighted Average	Fair Value
	(Price per Mcf)				(In thousands)
March 31, 2016
Natural gas basis differential forward curve	$(0.12)	–	$(0.30)	$(0.24)	$(1,162)
December 31, 2015
Natural gas basis differential forward curve	$(0.06)	–	$(0.28)	$(0.22)	$(1,748)

Debt Holder Conversion Feature. The Company’s 8.125% Convertible Senior Notes due 2022 and 7.5% Convertible Senior Notes due 2023 (collectively, the “Convertible Senior Unsecured Notes” and together with the Senior Unsecured Notes, the “Unsecured Notes”), each contain a conversion option whereby the Convertible Senior Unsecured Notes holders have the option to convert the notes into shares of Company common stock. Further, with respect to any such conversions prior to the second anniversary of the issuance of the Convertible Senior Unsecured Notes, in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment. These conversion features have been identified as embedded derivatives

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

that meet the criteria to be bifurcated from their host contracts, the Convertible Senior Unsecured Notes, and accounted for separately from those notes. The holder conversion features are recorded at fair value each reporting period.

The fair values of the holder conversion features were determined using a binomial lattice model based on certain assumptions including (i) the Company’s stock price, (ii) risk-free rate, (iii) recovery rate, (iv) hazard rate and (v) expected volatility. The significant unobservable input used in the fair value measurement of the conversion features is the hazard rate, an estimate of default probability. Significant increases (decreases) in the hazard rate could result in significantly (lower) higher fair value measurement. The significant unobservable inputs and range and weighted average of these inputs used in the fair value measurement of the conversion options at March 31, 2016 and December 31, 2015 are included in the table below.

Unobservable Input	Range			Weighted Average	Fair Value
					(In thousands)
March 31, 2016
Debt conversion feature hazard rate	104.9%	–	114.2%	109.9%	$7,281
December 31, 2015
Debt conversion feature hazard rate	114.0%	–	135.2%	119.2%	$29,355

See further discussion of the Convertible Senior Unsecured Notes at Note 7.

Guarantee. The Company guaranteed on behalf of Fieldwood Energy, LLC (“Fieldwood”) certain plugging and abandonment obligations associated with the sale of its Gulf of Mexico and Gulf Coast oil and natural gas properties (the “Gulf Properties”) from the date of closing in February 2014 until the Company was released from the guarantee in the third quarter of 2015. The fair value of this guarantee was based on the present value of estimated future payments for plugging and abandonment obligations associated with the Gulf Properties, adjusted for the cumulative probability of Fieldwood’s default prior to the Company’s release by the Bureau of Ocean Energy Management (“BOEM”) from its obligation under the guarantee (3.71% at December 31, 2014). The discount and probability of default rates were based upon inputs that are readily available in the public market, such as historical option adjusted spreads of the Company’s senior notes, which are publicly traded, and historical default rates of publicly traded companies with credit ratings similar to Fieldwood. The significant unobservable input used in the fair value measurement of the guarantees was the estimate of future payments for plugging and abandonment of approximately $372.0 million, which was developed based upon third-party quotes and then-current actual costs.

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

March 31, 2016

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$62,210	$—	$(807)	$61,403
Investments	9,049	—	—	—	9,049
	$9,049	$62,210	$—	$(807)	$70,452
Liabilities
Commodity derivative contracts	$—	$—	$1,162	$(807)	$355
Debt holder conversion feature	—	—	7,281	—	7,281
Mandatory prepayment feature - PGC Senior Secured Notes	—	2,496	—	—	2,496
	$—	$2,496	$8,443	$(807)	$10,132

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

Level 3 - Commodity Derivative Contracts. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for commodity derivative contracts during the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$(1,748)	$350
Purchases	—	347
Loss on commodity derivative contracts	586	635
Ending balance	$(1,162)	$1,332

Losses due to changes in fair value of the Company’s Level 3 commodity derivative contracts have been included in gain on derivative contracts in the accompanying unaudited condensed consolidated statements of operations. See Note 8 for further discussion of the Company’s derivative contracts.

Level 3 - Debt Holder Conversion Feature. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for debt holder conversion features during the three-month period ended March 31, 2016 (in thousands):

Beginning balance	$29,355
Gain on derivative holder conversion feature	(880)
Conversions	(21,194)
Ending balance	$7,281

The fair value of the conversion features are determined quarterly with changes in fair value recorded as interest expense.

Level 3 - Guarantee. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for the guarantee during the three-month period ended March 31, 2015 (in thousands):

Beginning balance	$5,104
Gain on guarantee	(313)
Ending balance	$4,791
While in effect, the fair value of the guarantee was determined quarterly with changes in fair value recorded as an adjustment to the full cost pool.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Transfers. The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three-month periods ended March 31, 2016 and 2015, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Financial Instruments

The Company measures the fair value of its Senior Secured Notes, its 8.75% Senior Notes due 2020, 7.5% Senior Notes due 2021, 8.125% Senior Notes due 2022, and 7.5% Senior Notes due 2023 (collectively, the “Senior Unsecured Notes”) and the Convertible Senior Unsecured Notes using pricing that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Secured Notes due 2020	$332,930	$1,267,924	$403,098	$1,265,814
Senior Unsecured Notes
8.75% Senior Notes due 2020	$24,769	$389,645	$39,740	$389,232
7.5% Senior Notes due 2021	$43,386	$751,416	$79,812	$751,087
8.125% Senior Notes due 2022	$31,610	$519,026	$57,749	$518,693
7.5% Senior Notes due 2023	$27,129	$535,191	$58,799	$534,869
Convertible Senior Unsecured Notes
8.125% Convertible Senior Notes due 2022	$103	$14,692	$44,199	$78,290
7.5% Convertible Senior Notes due 2023	$118	$14,577	$15,125	$24,393

See Note 7 for discussion of the Company’s debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Oil and natural gas properties
Proved(1)	$11,961,413	$12,529,681
Unproved	350,646	363,149
Total oil and natural gas properties	12,312,059	12,892,830
Less accumulated depreciation, depletion and impairment	(11,035,575)	(11,149,888)
Net oil and natural gas properties capitalized costs	1,276,484	1,742,942
Land	5,450	14,260
Non-oil and natural gas equipment(2)	310,122	373,687
Buildings and structures(3)	229,352	227,673
Total	544,924	615,620
Less accumulated depreciation and amortization	(118,387)	(123,860)
Other property, plant and equipment, net	426,537	491,760
Total property, plant and equipment, net	$1,703,021	$2,234,702
____________________

(1)	Includes cumulative capitalized interest of approximately $50.3 million and $48.9 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both March 31, 2016 and December 31, 2015.

(3)	Includes cumulative capitalized interest of approximately $20.4 million at both March 31, 2016 and December 31, 2015.

The Company reduced the net carrying value of its oil and natural gas properties by $108.4 million during the three-month period ended March 31, 2016, as a result of its quarterly full cost ceiling analysis. See Note 1 for discussion of the proportionate consolidation of the Royalty Trusts for the three-month period ended March 31, 2016.

The Company disposed of certain drilling and oilfield services assets previously classified as held for sale during the first quarter of 2016 and recorded a loss on the sale of those assets of $1.4 million for the three-month period ended March 31, 2016. At March 31, 2016, the Company has remaining drilling and oilfield services assets with a net book value of $15.2 million classified as held for sale in the other current assets line of the accompanying unaudited condensed consolidated balance sheet, and expects to dispose of these assets prior to the fourth quarter of 2016.

Drilling Carry Commitments

Under the terms of an agreement with Repsol E&P USA, Inc. (“Repsol”), the Company has agreed to carry Repsol’s drilling and completion costs totaling up to approximately $31.0 million for wells drilled in an area of mutual interest. The Company incurred $5.2 million toward this obligation during the three-month period ended March 31, 2016 and had $9.9 million, under the obligation, remaining at March 31, 2016. Other than the above, the Company has no carry or drilling obligations to Repsol.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Investments	$9,049	$10,106
Senior credit facility debt issuance costs, net of amortization	3,012	3,131
Utility deposits	4,796	—
Other	296	—
Total other assets	$17,153	$13,237

7. Debt

Debt, net of unamortized discounts, premiums, and deferred costs of $157.9 million and $342.6 million, and including the fair value of debt derivatives of $9.8 million and $32.3 million, at March 31, 2016 and December 31, 2015, respectively, consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior credit facility	$488,900	$—
8.75% Senior Secured Notes due 2020	1,267,924	1,265,814
Senior Unsecured Notes
8.75% Senior Notes due 2020	389,645	389,232
7.5% Senior Notes due 2021	751,416	751,087
8.125% Senior Notes due 2022	519,026	518,693
7.5% Senior Notes due 2023	535,191	534,869
Convertible Senior Unsecured Notes
8.125% Convertible Senior Notes due 2022	14,692	78,290
7.5% Convertible Senior Notes due 2023	14,577	24,393
Total debt	3,981,371	3,562,378
Less: current maturities of long-term debt(1)	3,981,371	—
Long-term debt	$—	$3,562,378
____________________

(1)	Due to existing and anticipated covenant violations, the Company’s long-term debt was classified as current at March 31, 2016. See Note 2 for further discussion of such covenant violations.

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

The senior credit facility also contains various covenants that limit the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. The terms of the senior credit facility allow the Company to redeem or purchase outstanding Senior Unsecured Notes for up to $275.0 million in cash subject to certain limitations. Additionally, the senior credit facility limits the ability of the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. As of and during the three-month period ended March 31, 2016, the Company was not in compliance with all applicable financial covenants under the senior credit facility, as its ratio of current assets to current liabilities was less than 1.0:1.0 due to the classification of its long-term debt as current. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its senior credit facility. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 17 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

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

Borrowings and letter of credit obligations under the senior credit facility may not exceed the lower of the committed amount, which is currently $1.0 billion, or the borrowing base. On March 11, 2016, the administrative agent notified the Company that the lenders had elected to reduce the borrowing base to $340.0 million from $500.0 million pursuant to a special redetermination. On March 21, 2016, the Company notified the administrative agent that the Company would submit for the administrative agent’s consideration proposed additional oil and gas properties to serve as collateral under the senior credit facility sufficient to support a borrowing base of $500.0 million. Additionally, the Company notified the administrative agent that it believed the currently pledged assets are sufficient to support a borrowing base of $500.0 million and reserved the right to exercise all other options available to remedy the borrowing base deficiency, if any. On April 20, 2016, the Company submitted such additional properties for consideration by its lenders. Pursuant to the terms of the Restructuring Support Agreement entered into on May 11, 2016, the lenders under the senior credit facility have agreed to forbear from exercising any remedies available to them under the First Lien Credit Agreement in connection with the Company’s failure to support a borrowing base of $500.0 million until May 31, 2016. See Note 17 for further discussion of the Restructuring Support Agreement.

Additionally, the First Lien Credit Agreement permits the Company and certain of its subsidiaries to incur additional indebtedness in an aggregate principal amount not to exceed $1.75 billion, which may be secured solely by collateral securing the senior credit facility on a junior lien basis. Any junior lien debt shall be subject to the terms and conditions set forth in an intercreditor agreement and shall mature no earlier than January 21, 2020. The borrowing base under the senior credit facility is reduced by $0.25 for every $1.00 of junior debt incurred above $1.50 billion.

The senior credit facility had $488.9 million drawn at March 31, 2016 and had $10.4 million in outstanding letters of credit, which reduce the availability under the senior credit facility on a dollar-for-dollar basis. Additionally, at March 31, 2016, the Company had incurred $1.3 billion in junior lien debt subject to an intercreditor agreement as a result of the issuance of Senior Secured Notes in June 2015 and the PCG Senior Secures Notes in October 2015.

Senior Secured Notes

The Company issued $1.25 billion of 8.75% Senior Secured Notes due 2020 in June 2015. Net proceeds from the issuance were approximately $1.21 billion after deducting offering expenses, a portion of which was used to repay amounts outstanding at that time under the Company’s senior credit facility. The Senior Secured Notes were issued to qualified institutional buyers eligible under Rule 144A of the Securities Act and to persons outside the United States under Regulation S of the Securities Act.

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

Debt issuance costs of $39.3 million incurred in connection with the offering of the Senior Secured Notes outstanding at March 31, 2016 are included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet and are being amortized to interest expense over the term of Senior Secured Notes.

Maturity Date and Mandatory Prepayment Feature. Pursuant to the indenture, the Senior Secured Notes will mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019. See further discussion of the mandatory prepayment feature, which with respect to the PGC Senior Secured Notes is an embedded derivative that has been accounted for separately from these notes, at Note 4 and Note 8.

Indenture. The indenture governing the Senior Secured Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the payment of dividends, incurrence of indebtedness, create liens, enter into consolidations or mergers, purchase or redeem stock or subordinated or unsecured indebtedness, certain dispositions and transfers of assets, transactions with related parties, make investments and refinance certain indebtedness. As of and during the three-month period ended March 31, 2016, the Company was in compliance with all of the covenants contained in the indenture governing its outstanding Senior Secured Notes. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its Senior Secured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 17 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes bear interest at a fixed rate per annum, payable semi-annually, with the principal due upon maturity. Certain of the Senior Unsecured Notes were issued at a discount or a premium. The discount or premium is amortized to interest expense over the term of the respective series of Senior Unsecured Notes. The Senior Unsecured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. See Note 16 for condensed financial information of the subsidiary guarantors.

Debt issuance costs of $48.9 million incurred in connection with the offerings and subsequent registered exchange offers of the Senior Unsecured Notes outstanding, including the impact of write offs in conjunction with the repurchase and exchange discussed below, are included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet at March 31, 2016 and are being amortized to interest expense over the term of the respective series of Senior Unsecured Notes.

Indentures. Each of the indentures governing the Company’s Senior Unsecured Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three-month periods ended March 31, 2016, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Senior Unsecured Notes. The Company’s filing of the Bankruptcy Petitions constitutes an event of

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

default that accelerated the Company’s obligations under its Senior Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 17 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

Convertible Senior Unsecured Notes

The Convertible Senior Unsecured Notes were issued in conjunction with exchanges and repurchases of Senior Unsecured Notes that took place in August and October 2015. The Convertible Senior Unsecured Notes are guaranteed by the same guarantors that guarantee the Senior Unsecured Notes and are subject to covenants and bear payment terms substantially identical to those of the corresponding series of Senior Unsecured Notes of similar tenor, other than the conversion features, described further below, and the extension of the final maturity by one day. The transactions were determined to be an extinguishment of each of the Senior Unsecured Notes exchanged. As such, the newly-issued Convertible Senior Unsecured Notes were recorded at fair value on the date of issuance, which resulted in a discount that is being amortized to interest expense over the term of the respective series of Convertible Senior Unsecured Notes.

Debt issuance costs of $1.9 million incurred in connection with the issuance of the Convertible Senior Unsecured Notes, including the impact of write offs in conjunction with the conversions discussed below, are included in current maturities of long-term debt in the unaudited condensed consolidated balance sheet at March 31, 2016 and are being amortized to interest expense over the term of the respective series of Convertible Senior Unsecured Notes.

The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its Convertible Senior Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 17 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

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

Conversions to Common Stock. During the three-month period ended March 31, 2016, holders of $200.5 million aggregate principal amount ($67.4 million net of discount and including holders’ conversion feature) of 8.125% Convertible Senior Notes due 2022 and $31.6 million aggregate principal amount ($10.4 million net of discount and holders’ conversion feature) of 7.5% Convertible Senior Notes due 2023 exercised conversion options applicable to those notes, resulting in the issuance of approximately 84.4 million shares of Company common stock and aggregate cash payments of $33.5 million for accrued interest and early conversion payments. The conversions resulted in a gain on extinguishment of debt totaling $41.3 million, including the write off

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

of $4.3 million of net unamortized debt issuance costs, which is included in current maturities of long-term debt on the unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2016.

8. Derivatives

The Company has not designated any of its derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value. Changes in derivative fair values are recognized in earnings.

Commodity Derivatives.

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Cash settlements and valuation gains and losses on commodity derivative contracts are included in gain on derivative contracts in the unaudited condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly or quarterly basis. Derivative assets and liabilities arising from the Company’s commodity derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the consolidated balance sheets. At March 31, 2016, the Company’s commodity derivative contracts consisted of fixed price swaps, basis swaps and collars, which are described below:

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

The Company recorded a gain on commodity derivative contracts of $2.8 million and $49.8 million for the three-month periods ended March 31, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $25.5 million and $137.0 million, respectively.

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of March 31, 2016, the counterparties to the Company’s open commodity derivative contracts consisted of six financial institutions, three of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as the majority of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s senior credit facility. The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the senior credit facility (in thousands):

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

March 31, 2016

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$62,210	$(807)	$61,403	$—	$61,403
Derivative contracts - noncurrent	—	—	—	—	—
Total	$62,210	$(807)	$61,403	$—	$61,403
Liabilities
Derivative contracts - current	$1,162	$(807)	$355	$(355)	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$1,162	$(807)	$355	$(355)	$—

December 31, 2015

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$85,524	$(1,175)	$84,349	$—	$84,349
Derivative contracts - noncurrent	—	—	—	—	—
Total	$85,524	$(1,175)	$84,349	$—	$84,349
Liabilities
Derivative contracts - current	$1,748	$(1,175)	$573	$(573)	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$1,748	$(1,175)	$573	$(573)	$—

At March 31, 2016, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2016 - December 2016	1,100	$88.36

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2016 - December 2016	8,250	$(0.38)

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
April 2016 - December 2016	1,646	$82.99	$90.00	$100.58

Debt - Embedded Derivatives

Debt Holder Conversion Feature. As discussed further in Note 4 and Note 7, the Convertible Senior Unsecured Notes contain a conversion feature that is exercisable at the holders’ option. This conversion feature has been identified as an embedded derivative as the feature (i) possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, the Convertible Senior Unsecured Notes, and (ii) separate, stand-alone instruments with the same terms would qualify as derivative instruments. As such, the holders’ conversion feature has been bifurcated and accounted for separately from

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

the Convertible Senior Unsecured Notes. The holders’ conversion feature is recorded at fair value each reporting period with changes in fair value included in interest expense in the unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2016.

Mandatory Prepayment Feature - PGC Senior Secured Notes. As discussed further in Note 4 and Note 7, the Senior Secured Notes contain a mandatory prepayment feature that is triggered if the outstanding principal amount of the unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million on October 15, 2019. With respect to the PGC Senior Secured Notes, which were issued at a substantial discount, this mandatory prepayment feature has been identified as an embedded derivative as the feature (i) possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, the PGC Senior Secured Notes, and (ii) separate, stand-alone instruments with the same terms would qualify as derivative instruments. As such, the mandatory prepayment feature contained in the PGC Senior Secured Notes has been bifurcated and accounted for separately from those notes. The mandatory prepayment feature contained in the PGC Senior Secured notes is recorded at fair value each reporting period with changes in fair value included in interest expense in the accompanying consolidated statement of operations for the year ended March 31, 2016.

Fair Value of Derivatives.

The following table presents the fair value of the Company’s derivative contracts as of March 31, 2016 and December 31, 2015 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	March 31, 2016	December 31, 2015
Derivative assets
Oil price swaps	Derivative contracts-current	$50,793	$68,224
Oil collars - three way	Derivative contracts-current	11,417	17,300
Derivative liabilities
Natural gas basis swaps	Derivative contracts-current	(1,162)	(1,748)
Debt holder conversion feature	Current maturities of long-term debt	(7,281)	(29,355)
Mandatory prepayment feature - PGC Senior Secured Notes	Current maturities of long-term debt	(2,496)	(2,941)
Total net derivative contracts		$51,271	$51,480

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts and Note 7 for discussion of the debt holder conversion feature.

9. Asset Retirement Obligations

A reconciliation of the beginning and ending aggregate carrying amounts of the asset retirement obligations for the period from December 31, 2015 to March 31, 2016 is as follows (in thousands):

Asset retirement obligations at December 31, 2015	$103,578
Liability incurred upon acquiring and drilling wells	153
Liability settled or disposed in current period(1)	(34,600)
Accretion	1,588
Asset retirement obligations at March 31, 2016	70,719
Less: current portion	8,440
Asset retirement obligations, net of current	$62,279
____________________

(1)	Includes $34.1 million associated with the divestiture of the Company’s oil and natural gas properties located in the Piñon field in the WTO, as discussed in Note 3.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10. Commitments and Contingencies

Legal Proceedings

On April 5, 2011, Wesley West Minerals, Ltd. and Longfellow Ranch Partners, LP filed suit against the Company and SandRidge Exploration and Production, LLC (collectively, the “SandRidge Entities”) in the 83rd District Court of Pecos County, Texas. The plaintiffs, who have leased mineral rights to the SandRidge Entities in Pecos County, allege that the SandRidge Entities have not properly paid royalties on all volumes of natural gas and CO2 produced from the acreage leased from the plaintiffs. The plaintiffs also allege that the SandRidge Entities have inappropriately failed to pay royalties on CO2 produced from the plaintiffs' acreage that results from the treatment of natural gas at Occidental’s CO2 treatment plant in Pecos County, Texas the (“Century Plant”). The plaintiffs seek approximately $45.5 million in actual damages for the period of time between January 2004 and December 2011, punitive damages and a declaration that the SandRidge Entities must pay royalties on CO2 produced from the plaintiffs' acreage that results from treatment of natural gas at the Century Plant. The Commissioner of the General Land Office of the State of Texas (“GLO”) is named as an additional defendant in the lawsuit as some of the affected oil and natural gas leases described in the plaintiffs' allegations cover mineral classified lands in which the GLO is entitled to one-half of the royalties attributable to such leases. The GLO has filed a cross-claim against the SandRidge Entities asserting the same claims as the plaintiffs with respect to the leases covering mineral classified lands and seeking approximately $13.0 million in actual damages, inclusive of penalties and interest. On February 5, 2013, the Company received a favorable summary judgment ruling that effectively removes a majority of the plaintiffs' and GLO's claims. On April 29, 2013, the court entered an order allowing for an interlocutory appeal of its summary judgment ruling.

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

On March 31, 2016, the derivative plaintiffs in the Federal Shareholder Derivative Litigation, the SLC, and the remaining defendants, WCT Resources, L.L.C., 192 Investments, L.L.C., and TLW Land & Cattle, L.P., executed a Stipulation of Settlement,

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

which would resolve the remaining claims in the Federal Shareholder Derivative Litigation. Under the terms of the proposed settlement, the remaining defendants would make a payment of $500,000 to the Company, less taxes, expenses, and incentive awards. Counsel for the derivative plaintiffs have agreed that they will not seek reimbursement of expenses in excess of $120,000. Counsel for the derivative plaintiffs have also agreed that they will not seek incentive awards for the two named plaintiffs in excess of $15,000 each.

On April 6, 2016, the court issued an Order granting preliminary approval of the Stipulation of Settlement and establishing procedures for notice to shareholders and consideration of any shareholder objections to the settlement. The court also set a hearing for final approval of the proposed settlement on June 15, 2016.

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

On May 27, 2015, the parties reached an agreement in principle to settle this lawsuit. Pursuant to such agreement, the Company will establish a settlement fund from which to pay participating plaintiffs’ claims as well as plaintiffs’ attorneys’ fees. The proposed settlement agreement is subject to final negotiations between the parties and court approval. During 2015, the Company established a $5.1 million reserve for this lawsuit.

As previously disclosed, on December 18, 2013 the Company received a subpoena duces tecum from the U.S. Department of Justice in connection with an ongoing investigation of possible violations of antitrust laws in connection with the purchase or lease of land, oil or natural gas rights. The transactions that have been the subject of the inquiry date from 2012 and prior years. On April 7, 2015, the U.S. Department of Justice notified the Company that it is a target of a grand jury investigation in the Western District of Oklahoma concerning violations of federal antitrust law. On April 14, 2016, the U.S. Department of Justice notified the Company that it is no longer a subject or target of this grand jury investigation.

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

On July 30, 2015, Barton Gernandt, Jr., individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class comprised of all persons, except the named defendants and their immediate family members, who were participants in, or beneficiaries of, the SandRidge Energy, Inc. 401(k) Plan (the “401(k) Plan”) at any time between August 2, 2012, and the present, and whose 401(k) Plan accounts included investments in SandRidge common stock. The plaintiff purports to bring the action both derivatively on the 401(k) Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401(k) Plan’s assets in SandRidge stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company and the fact the Company’s common stock was artificially inflated because, among other things, the Company materially overstated the amount of oil being produced and the ratio of oil to natural gas in one of its core holdings.

On August 19, 2015, Christina A. Cummings, individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers, among other defendants, on behalf of a putative class comprised of all participants for whose individual accounts the 401(k) Plan held shares of the Company’s common stock from November 8, 2012, to the present, inclusive. The plaintiff purports to bring the action both derivatively on the 401(k) Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

of the 401(k) Plan’s assets in SandRidge stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company. On September 10, 2015, the Court consolidated this action with the Gernandt action.

On September 14, 2015, Richard A. McWilliams, individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class comprised of all persons, except the named defendants and their immediate family members, who were participants in, or beneficiaries of, the 401(k) Plan at any time between August 2, 2012, and the present, and whose 401(k) Plan accounts included investments in the Company’s common stock. The plaintiff purports to bring the action both derivatively on the 401(k) Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401(k) Plan’s assets in the Company’s common stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company and the fact the Company’s stock was artificially inflated because, among other things, the Company materially overstated the amount of oil being produced and the ratio of oil to natural gas in one of its core holdings. On September 24, 2015, the Court consolidated this action with Gernandt action.

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

On January 12, 2016, Lisa Griggs and April Marler, on behalf of themselves and all other similarly situated, filed a putative class action petition in the District Court of Logan County, Oklahoma, against SandRidge Exploration and Production, LLC, and certain other oil and gas exploration companies. In their petition, plaintiffs assert various tort claims based upon purported damage and loss resulting from earthquakes allegedly caused by the defendants’ operations of wastewater disposal wells. Plaintiffs seek to certify a class of “all residents of Oklahoma owning real property from 2011 through the time the Class is certified.” On February 16, 2016, the defendants filed a Notice of Removal of the lawsuit to the United States District Court for the Western District of Oklahoma. On April 8, 2016, the plaintiffs filed a Motion to Remand the action back to the District Court of Logan County, Oklahoma. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

On April 11, 2016, Public Justice, on behalf of the Sierra Club, filed a civil action against SandRidge Exploration and Production, LLC, among other defendants, in the United States District Court for the Western District of Oklahoma. Plaintiff seeks declaratory and injunctive relief under the citizen suit provision of the Resource Conservation and Recovery Act (“RCRA”) to enforce alleged violations of RCRA relating to earthquakes allegedly induced by the defendants’ injection and disposal into the ground of oil and gas production wastes. Plaintiff seeks an order preliminarily and permanently enjoining the defendants by

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

ordering them to (i) substantially reduce the amounts of production wastes being injected into the ground, (ii) reinforce vulnerable structures that current forecasts show could be impacted by large magnitude earthquakes, and (iii) establishing an independent earthquake monitoring center. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiff’s claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On March 3, 2016, Brian Thieme, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around December 27, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties containing producing oil and natural gas wells located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Sections 1 and 3 of the Sherman Antitrust Act. Plaintiff seeks to certify two separate and distinct classes of members.

On March 10, 2016, Don Beadles, in Trust for the Alva Synagogue Church, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that since as early as December 2007, and continuing until at least as late as March 2012 (the “Relevant Class Period”), the defendants conspired to rig bids and otherwise depress the amounts they paid to property owners for the acquisition of oil and gas leasehold interests and producing properties located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Sections 1 and 3 of the Sherman Antitrust Act. Plaintiff seeks to certify a class of “[a]ll persons and entities that, during the Relevant Class Period, provided or sold to one of more of the Defendants (a) oil and gas leasehold interests on their property and/or (b) the producing properties, in exchange for lease payments, including but not limited to lease bonuses.”

On March 24, 2016, Janet L. Lowry, on behalf of herself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around December 27, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the price of royalty and bonus payments exchanged for purchases of oil and natural gas leasehold interests and interests in properties containing producing oil and natural gas wells located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Section 1 of the Sherman Antitrust Act. Plaintiff seeks to certify two separate and distinct classes of members. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On April 15, 2016, the United States District Court for the Western District of Oklahoma consolidated the Thieme, Beadles, and Lowry cases under the caption “In re Anadarko Basin Oil and Gas Lease Antitrust Litigation,” together with eight additional subsequently filed cases, as well as with any other cases pending in the court, alleging similar violations under the Sherman Antitrust Act and the Oklahoma Antitrust Reform Act (the “Federal Antitrust Litigation”). The Federal Antitrust Litigation is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On March 29, 2016, Harold Koppitz, on behalf of himself and all others similarly situated, filed a putative class action petition in the District Court of Woods County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around February 1, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for purchases of oil and natural gas leasehold interests located within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiff seeks to certify two separate and distinct classes of members.

On April 26, 2016, the defendants filed a Notice of Removal of the lawsuit to the United States District Court for the Western District of Oklahoma. On that same date, plaintiff voluntarily dismissed his petition. On April 29, 2016, plaintiff filed a new petition in the District Court of Woods County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants, in which plaintiff makes allegations substantially similar to the allegations contained in his original petition. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiff’s claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On April 13, 2016, Wesley and Towanda Mallory, on behalf of themselves and all others similarly situated, filed a putative class action petition in the District Court of Stephens County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiffs allege that, commencing on or around December 27, 2007, and continuing until at least April 1, 2013 (the “Class Period”), the defendants conspired to rig bids and depress prices for oil and natural gas leasehold and working interests and producing properties within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiffs seek to certify a class of “[a]ll Oklahoma citizens and entities that, during the relevant Class Period, provided or sold to one of more of the Defendants (a) oil and gas leasehold interests on their property and/or (b) the producing properties or interests relating to land located in the Anadarko Basin Region, in exchange for lease payments, including but not limited to lease bonuses.” This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On February 4, 2015, the staff of the Securities and Exchange Commission (the “SEC”) Enforcement Division in Washington, D.C., notified the Company that it had commenced an informal inquiry concerning the Company’s accounting for, and disclosure of, its carbon dioxide delivery shortfall penalties under the terms of the Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, between SandRidge Exploration and Production, LLC, and Oxy USA Inc.

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

Commencement of the Chapter 11 Cases automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 Cases in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 Cases, if confirmed as contemplated by the Restructuring Support Agreement, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases. See Note 17 for further discussion about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

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

Production targets contained in certain gathering and treating agreements require the Company to incur capital expenditures or make associated shortfall payments. The Company depends on cash flows from operating activities and, as necessary, borrowings under its senior credit facility to fund its capital expenditures. Based on current cash balances, cash flows from operating activities and net borrowings under the senior credit facility in 2016, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for 2016; however, if current depressed oil or natural gas prices persist for a prolonged period or further decline, they would have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, which would further adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility. See Note 2 and Note 7 for further discussion of the financial covenants in the senior credit facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Equity

Common Stock

During the three-month period ended March 31, 2016, the Company issued approximately 84.4 million shares of common stock upon the exercise of conversion options by holders of approximately $232.1 million in par value of the Convertible Senior Unsecured Notes. The Company recorded the issuance of common shares at fair value on the various dates the exchanges occurred. See Note 7 for additional discussion of the Convertible Senior Unsecured Notes transactions.
Preferred Stock Dividends

Dividends on the Company’s 8.5% and 7.0% convertible perpetual preferred stock may be paid in cash or with shares of the Company’s common stock at the Company’s election. In the first quarter of 2015, dividends of $11.3 million on the Company’s 8.5% convertible perpetual preferred stock were paid in cash. In the first quarter of 2016, prior to the February semi-annual dividend payment date, the Company announced the suspension of payment of the semi-annual dividend on its 8.5% convertible perpetual preferred stock. The Company suspended payment of the cumulative dividend on its 7.0% convertible perpetual preferred stock during the third quarter of 2015. At March 31, 2016, the Company had dividends in arrears of $11.3 million and $10.5 million on its 8.5% and 7.0% convertible perpetual preferred stock, respectively.

Paid and unpaid dividends included in the calculation of loss applicable to the Company’s common stockholders and the Company’s basic loss per share calculation for the three-month periods ended March 31, 2016 and 2015 are presented in the accompanying unaudited condensed consolidated statements of operations.

See Note 13 for discussion of the Company’s loss per share calculation.

Treasury Stock

The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The following table shows the number of shares withheld for taxes and the associated value of those shares for the three-month periods ended March 31, 2016 and 2015. These shares were accounted for as treasury stock when withheld and then immediately retired.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Number of shares withheld for taxes	853	719
Value of shares withheld for taxes	$37	$1,218

Stockholder Receivable

The Company is party to a settlement agreement relating to a third-party claim against its former CEO under Section 16(b) of the Securities Exchange Act of 1934, as amended. Based on the nature of the settlement as well as the former CEO’s position as an officer of the Company at the time of the settlement, the receivable is classified as a component of additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. The remaining amount receivable under the agreement as of March 31, 2016 and December 31, 2015 was $1.3 million and is due in October 2016.

See Note 14 for discussion of the Company’s share-based compensation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Current
Federal	$—	$—
State	4	40
Total provision	4	40
Less: income tax provision attributable to noncontrolling interest	—	30
Total provision attributable to SandRidge Energy, Inc.	$4	$10

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at March 31, 2016. Thus the Company’s effective tax rate and tax expense for the three-month period ended March 31, 2016 continues to be low as a result of the Company not recognizing an income tax benefit associated with its net loss from the same period.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 during 2008 and 2010 that subjected certain of the Company’s tax attributes, including $929.4 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. These limitations could result in all or a portion of the remaining $484.5 million limited net operating loss carryforwards expiring unused. None of these limitations resulted in a current federal tax liability at March 31, 2016.

At both March 31, 2016 and December 31, 2015, the Company had a liability of approximately $0.1 million for unrecognized tax benefits. The Company does not expect a significant change in its gross unrecognized tax benefits balance within the next twelve months.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three-month periods ended March 31, 2016 and 2015:

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended March 31, 2016
Basic loss per share	$(324,107)	689,784	$(0.47)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Convertible preferred stock(2)	—	—
Convertible senior unsecured notes(3)	—	—
Diluted loss per share	$(324,107)	689,784	$(0.47)
Three Months Ended March 31, 2015
Basic loss per share	$(1,045,834)	478,165	$(2.19)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(1,045,834)	478,165	$(2.19)
____________________

(1)
No incremental shares of potentially dilutive restricted stock awards or units were included for the three-month periods ended March 31, 2016 or 2015 as their effect was antidilutive under the treasury stock method.

(2)
Potential common shares related to the Company’s outstanding 8.5% and 7.0% convertible perpetual preferred stock covering 67.6 million and 71.7 million shares for the three-month periods ended March 31, 2016 and 2015, respectively, were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

(3)
Potential common shares related to the Company’s outstanding 8.125% and 7.5% Convertible Senior Unsecured Notes covering 58.3 million shares for the three-month period ended March 31, 2016 were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

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

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2015	5,626	$4.85
Granted	—	$—
Vested	(2,279)	$6.15
Forfeited / Canceled	(107)	$6.25
Unvested restricted shares outstanding at March 31, 2016	3,240	$3.89

As of March 31, 2016, the Company’s unrecognized compensation cost related to unvested restricted stock awards was $10.0 million. Such cost is expected to be recognized over a weighted-average period of 2.0 years. The Company’s restricted stock awards are equity-classified awards.

Allocation of Share-Based Compensation

Equity compensation provided to employees directly involved in exploration and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is recognized in general and administrative expenses, production expenses, cost of sales and midstream and marketing expenses in the unaudited condensed consolidated statements of operations. For the three-month periods ended March 31, 2016 and 2015, the Company recognized share-based compensation expense of $7.4 million and $5.7 million, net of $0.6 million and $1.4 million capitalized, respectively. Share-based compensation expense for the three-month period ended March 31, 2016, includes $5.3 million for the accelerated vesting of 1.3 million restricted common stock awards and an insignificant amount of expense for the accelerated vesting of 1.8 million unvested restricted stock units, which may be settled in cash or stock, related to the Company’s reduction in workforce. Additionally, the Company accelerated the vesting of approximately 1.3 million unvested restricted stock units, which were granted to the Company’s management and had an original vesting date of December 31, 2016. This resulted in an insignificant amount of stock compensation expense which was settled in cash. There was no significant activity related to the Company’s outstanding performance units and performance share units during the three-month period ended March 31, 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. Business Segment Information

During the three-month period ended March 31, 2016, the Company had two reportable segments: exploration and production and midstream services. These segments represent the Company’s two main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the Company’s proportionate share of the activities of the Royalty Trusts. The midstream services segment coordinates the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent. During the three-month period ended March 31, 2015, the Company operated in a third reportable segment, drilling and oilfield services; however, due to the discontinuance of the substantial majority of activity within the drilling and oilfield services business during the first quarter of 2016, this business no longer constitutes a reportable segment. The All Other columns in the tables below include items not related to the Company’s currently reportable segments, including drilling and oilfield services activity and the Company’s corporate operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)(2)	Midstream Services(3)	All Other	Consolidated Total
Three Months Ended March 31, 2016
Revenues	$84,375	$10,245	$4,189	$98,809
Inter-segment revenue	—	(5,958)	(2,519)	(8,477)
Total revenues	$84,375	$4,287	$1,670	$90,332
Loss from operations	$(232,207)	$(3,588)	$(37,760)	$(273,555)
Interest expense, net	—	—	(81,151)	(81,151)
Gain on extinguishment of debt	—	—	41,331	41,331
Other income expense, net	750	(495)	(102)	153
Loss before income taxes	$(231,457)	$(4,083)	$(77,682)	$(313,222)
Capital expenditures(4)	$50,544	$1,230	$1,707	$53,481
Depreciation, depletion, amortization and accretion	$33,934	$2,446	$4,369	$40,749
At March 31, 2016
Total assets	$1,430,717	$205,382	$937,960	$2,574,059

Three Months Ended March 31, 2015
Revenues	$195,743	$21,529	$25,596	$242,868
Inter-segment revenue	(11)	(12,765)	(14,784)	(27,560)
Total revenues	$195,732	$8,764	$10,812	$215,308
Loss from operations	$(1,054,158)	$(3,873)	$(30,425)	$(1,088,456)
Interest expense, net	(16)	—	(62,826)	(62,842)
Other (expense) income, net	(454)	4	(86)	(536)
Loss before income taxes	$(1,054,628)	$(3,869)	$(93,337)	$(1,151,834)
Capital expenditures(4)	$302,062	$8,432	$9,697	$320,191
Depreciation, depletion, amortization and accretion	$107,211	$2,679	$10,644	$120,534
At December 31, 2015
Total assets	$1,959,975	$254,212	$707,840	$2,922,027
____________________

(1)
Loss from operations for the three-month period ended March 31, 2016 includes a full cost ceiling limitation impairment of $108.4 million, loss on settlement of contract of $89.1 million and the write off a $16.7 million joint interest receivable after determination that its collection was doubtful at March 31, 2016.

(2)	Loss from operations for the three-month period ended March 31, 2015 includes a full cost ceiling limitation impairment of $1.1 billion.

(3)	Loss from operations for the three-month period ended March 31, 2016 includes a $1.7 million impairment of midstream assets.

(4)	On an accrual basis and exclusive of acquisitions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

16. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of March 31, 2016, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s outstanding Senior Unsecured Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

The following condensed consolidating financial information represents the financial information of SandRidge Energy, Inc., its wholly owned subsidiary guarantors and its non-guarantor subsidiaries, prepared on the equity basis of accounting. The non-guarantor subsidiaries, including the Company’s proportionate share of the Royalty Trusts, majority-owned subsidiaries and certain immaterial wholly owned subsidiaries, are included in the non-guarantors column in the tables below. The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the subsidiary guarantors operated as independent entities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$669,978	$22,084	$1,980	$—	$694,042
Accounts receivable, net	2	71,410	1,294	68	72,774
Intercompany accounts receivable	1,340,776	1,280,481	5,888	(2,627,145)	—
Derivative contracts	—	61,403	—	—	61,403
Prepaid expenses	—	10,421	6	—	10,427
Other current assets	—	15,239	—	—	15,239
Total current assets	2,010,756	1,461,038	9,168	(2,627,077)	853,885
Property, plant and equipment, net	—	1,654,610	48,411	—	1,703,021
Investment in subsidiaries	2,774,926	33,055	—	(2,807,981)	—
Other assets	3,012	20,043	—	(5,902)	17,153
Total assets	$4,788,694	$3,168,746	$57,579	$(5,440,960)	$2,574,059
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Current maturities of long-term debt	$3,981,371	$—	$—	$—	$3,981,371
Accounts payable and accrued expenses	174,840	87,778	979	68	263,665
Intercompany accounts payable	1,299,686	1,296,354	31,105	(2,627,145)	—
Derivative contracts	—	355	—	—	355
Asset retirement obligations	—	8,440	—	—	8,440
Total current liabilities	5,455,897	1,392,927	32,084	(2,627,077)	4,253,831
Investment in subsidiaries	1,079,991	7,539	—	(1,087,530)	—
Long-term debt	5,902	—	—	(5,902)	—
Asset retirement obligations	—	62,279	—	—	62,279
Other long-term obligations	81	11,066	—	—	11,147
Total liabilities	6,541,871	1,473,811	32,084	(3,720,509)	4,327,257
Stockholders’ (deficit) equity
SandRidge Energy, Inc. stockholders’ (deficit) equity	(1,753,177)	1,694,935	25,495	(1,720,430)	(1,753,177)
Noncontrolling interest	—	—	—	(21)	(21)
Total stockholders’ (deficit) equity	(1,753,177)	1,694,935	25,495	(1,720,451)	(1,753,198)
Total liabilities and stockholders’ (deficit) equity	$4,788,694	$3,168,746	$57,579	$(5,440,960)	$2,574,059

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$426,917	$847	$7,824	$—	$435,588
Accounts receivable, net	—	122,606	4,781	—	127,387
Intercompany accounts receivable	1,226,994	1,305,573	30,683	(2,563,250)	—
Derivative contracts	—	84,349	—	—	84,349
Prepaid expenses	—	6,826	7	—	6,833
Other current assets	—	19,931	—	—	19,931
Total current assets	1,653,911	1,540,132	43,295	(2,563,250)	674,088
Property, plant and equipment, net	—	2,124,532	110,170	—	2,234,702
Investment in subsidiaries	2,749,514	8,531	—	(2,758,045)	—
Other assets	3,131	16,008	—	(5,902)	13,237
Total assets	$4,406,556	$3,689,203	$153,465	$(5,327,197)	$2,922,027
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$160,122	$265,767	$2,528	$—	$428,417
Intercompany accounts payable	1,337,688	1,192,569	32,993	(2,563,250)	—
Derivative contracts	—	573	—	—	573
Asset retirement obligations	—	8,399	—	—	8,399
Total current liabilities	1,497,810	1,467,308	35,521	(2,563,250)	437,389
Investment in subsidiaries	1,038,303	400,771	—	(1,439,074)	—
Long-term debt	3,568,280	—	—	(5,902)	3,562,378
Asset retirement obligations	—	95,179	—	—	95,179
Other long-term obligations	80	14,734	—	—	14,814
Total liabilities	6,104,473	1,977,992	35,521	(4,008,226)	4,109,760
Stockholders’ (deficit) equity
SandRidge Energy, Inc. stockholders’ (deficit) equity	(1,697,917)	1,711,211	117,944	(1,829,155)	(1,697,917)
Noncontrolling interest	—	—	—	510,184	510,184
Total stockholders’ (deficit) equity	(1,697,917)	1,711,211	117,944	(1,318,971)	(1,187,733)
Total liabilities and stockholders’ (deficit) equity	$4,406,556	$3,689,203	$153,465	$(5,327,197)	$2,922,027

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2016
Total revenues	$—	$86,665	$3,667	$—	$90,332
Expenses
Direct operating expenses	—	53,461	881	—	54,342
General and administrative	50	73,788	440	—	74,278
Depreciation, depletion, amortization and accretion	—	39,745	1,004	—	40,749
Impairment	—	104,717	5,397	—	110,114
Gain on derivative contracts	—	(2,808)	—	—	(2,808)
Loss on settlement of contract	—	89,092	—	—	89,092
Gain on sale of assets	—	(1,880)	—	—	(1,880)
Total expenses	50	356,115	7,722	—	363,887
Loss from operations	(50)	(269,450)	(4,055)	—	(273,555)
Equity earnings from subsidiaries	(273,358)	(4,058)	—	277,416	—
Interest expense	(81,151)	—	—	—	(81,151)
Gain on extinguishment of debt	41,331	—	—	—	41,331
Other income, net	—	150	3	—	153
Loss before income taxes	(313,228)	(273,358)	(4,052)	277,416	(313,222)
Income tax (benefit) expense	(2)	—	6	—	4
Net loss	$(313,226)	$(273,358)	$(4,058)	$277,416	$(313,226)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2015
Total revenues	$—	$192,520	$22,796	$(8)	$215,308
Expenses
Direct operating expenses	—	112,117	2,837	(8)	114,946
General and administrative	56	35,219	874	—	36,149
Depreciation, depletion, amortization and accretion	—	109,853	10,681	—	120,534
Impairment	—	903,235	180,631	—	1,083,866
Gain on derivative contracts	—	(44,109)	(5,718)	—	(49,827)
Gain on sale of assets	—	(1,900)	(4)	—	(1,904)
Total expenses	56	1,114,415	189,301	(8)	1,303,764
Loss from operations	(56)	(921,895)	(166,505)	—	(1,088,456)
Equity earnings from subsidiaries	(972,071)	(49,621)	—	1,021,692	—
Interest expense	(62,826)	(16)	—	—	(62,842)
Other (expense) income, net	—	(539)	3	—	(536)
Loss before income taxes	(1,034,953)	(972,071)	(166,502)	1,021,692	(1,151,834)
Income tax expense	—	—	40	—	40
Net loss	(1,034,953)	(972,071)	(166,542)	1,021,692	(1,151,874)
Less: net loss attributable to noncontrolling interest	—	—	—	(116,921)	(116,921)
Net loss attributable to SandRidge Energy, Inc.	$(1,034,953)	$(972,071)	$(166,542)	$1,138,613	$(1,034,953)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2016
Net cash used in operating activities	$(131,724)	$(28,388)	$(2,532)	$—	$(162,644)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(70,546)	—	—	(70,546)
Other	—	6,561	—	(3,484)	3,077
Net cash used in investing activities	—	(63,985)	—	(3,484)	(67,469)
Cash flows from financing activities
Proceeds from borrowings	488,900	—	—	—	488,900
Intercompany (advances) borrowings, net	(113,782)	113,610	172	—	—
Other	(333)	—	(3,484)	3,484	(333)
Net cash provided by (used in) financing activities	374,785	113,610	(3,312)	3,484	488,567
Net increase (decrease) in cash and cash equivalents	243,061	21,237	(5,844)	—	258,454
Cash and cash equivalents at beginning of year	426,917	847	7,824	—	435,588
Cash and cash equivalents at end of period	$669,978	$22,084	$1,980	$—	$694,042

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors(1)	Non-Guarantors	Eliminations(1)	Consolidated
	(In thousands)
Three Months Ended March 31, 2015
Net cash (used in) provided by operating activities	$(92,504)	$133,837	$25,968	$22,794	$90,095
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(377,052)	—	—	(377,052)
Other	—	5,279	4	(4,267)	1,016
Net cash (used in) provided by investing activities	—	(371,773)	4	(4,267)	(376,036)
Cash flows from financing activities
Proceeds from borrowings	420,000	—	—	—	420,000
Repayments of borrowings	(245,000)	—	—	—	(245,000)
Intercompany (advances) borrowings, net	(238,183)	238,337	(154)	—	—
Other	(14,775)	—	(25,189)	(18,527)	(58,491)
Net cash (used in) provided by financing activities	(77,958)	238,337	(25,343)	(18,527)	116,509
Net (decrease) increase in cash and cash equivalents	(170,462)	401	629	—	(169,432)
Cash and cash equivalents at beginning of year	170,468	1,398	9,387	—	181,253
Cash and cash equivalents at end of period	$6	$1,799	$10,016	$—	$11,821
____________________

(1)
Other investing activities for the Guarantor has increased to correctly exclude $43.7 million in noncontrolling interest distributions, with a corresponding decrease for Eliminations for this same line item. In addition, other financing activities for the Guarantor, has decreased to correctly exclude $43.7 million of noncontrolling interest distributions, with a corresponding increase for Eliminations for the same line item. The corrections did not result in any changes to consolidated net cash (used in) provided by investing activities or net cash (used in) provided by financing activities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

17. Subsequent Events

Voluntary Reorganization Under Chapter 11. On May 16, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 Cases under the caption In re: SandRidge Energy Inc., et al., (the “Chapter 11 Cases”).

Prior to the filing of the Bankruptcy Petitions, on May 11, 2016, the Debtors entered into the Restructuring Support Agreement with the holders (collectively, the “Consenting Creditors”) of, in the aggregate, (a) approximately 98% by principal amount of claims under the First Lien Credit Agreement, (b) approximately 79% by principal amount of claims under the Company’s Senior Secured Notes, and (c) approximately 55% by principal amount of claims under the Company’s Unsecured Notes.

The Restructuring Support Agreement sets forth, subject to certain conditions, the commitments and obligations of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Company’s long-term debt, convertible perpetual preferred stock and common stock (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through the Plan to be filed in the Chapter 11 Cases.

The Company expects its oil and gas operations to continue in the ordinary course throughout the Chapter 11 Cases.

Upon the signing of the Restructuring Support Agreement, the Company repaid approximately $40.0 million of borrowings under the senior credit facility. In exchange, the requisite percentage of lenders under the First Lien Credit Agreement provided a waiver through May 31, 2016 with respect to certain specified defaults and events of defaults under the First Lien Credit Agreement. See Note 2 for further discussion of the events of default under the senior credit facility.

The Restructuring Support Agreement provides for the following treatment of the Company’s long-term debt, convertible perpetual preferred stock and common stock under the Plan on its effective date (the “Effective Date”):

•
First Lien Credit Agreement Claims. Claims under the First Lien Credit Agreement will receive their proportionate share of (a) $35.0 million in cash and (b) participation in a new $425.0 million reserve-based revolving credit facility (the “New First Lien Exit Facility”).

•
Senior Secured Note Claims. The Senior Secured Notes will receive their proportionate share of (a) $300.0 million of the new mandatorily convertible debt (the “New Mandatory Convertible Debt”), on terms described further below, and (b) 85% of the post-reorganization new common stock in the reorganized Company (the “New Common Stock”), as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by (i) new warrants (the “Warrants”), (ii) a rights offering (the “Rights Offering”), and (iii) a customary employee incentive plan (the “Employee Incentive Plan”). Holders of Senior Secured Notes may also be entitled to participate in the Rights Offering under specified circumstances.

•
General Unsecured Claims. The Company’s general unsecured claims, including the Unsecured Notes, will receive their proportionate share of (a) $10.0 million in cash, (b) 15% of the New Common Stock, as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by the Employee Incentive Plan, the Rights Offering, and the Warrants, (c) the Warrants, and (d) the cash proceeds of a $35.0 million non-recourse note secured by mortgages on certain real property (the “New Building Note”). Holders of general unsecured claims, including the Unsecured Notes, may also be entitled to participate in the Rights Offering under specified circumstances.

•
Preferred and Common Stock. The Company’s existing 7.0% and 8.5% convertible perpetual preferred stock and common stock will be canceled and released under the Plan without receiving any recovery on account thereof.

The Restructuring Support Agreement provides for the following new debt and other instruments:

•
New First Lien Exit Facility. The New First Lien Exit Facility will have an initial borrowing base of $425.0 million with no borrowing base redeterminations to occur until October 2018 and semiannual borrowing base redeterminations thereafter. The New First Lien Exit Facility will mature on the earlier of March 31, 2020, or 40 months from the Effective Date, with interest payable quarterly at LIBOR plus 4.75% per annum, subject to a 1.00% LIBOR floor. The New First Lien Exit Facility will be secured by (i) first-priority mortgages on at least 95% of the present value of the proved developed

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

producing reserves and 95% of the present value of all proved reserves included in the most recently delivered reserve report, (ii) a first-priority perfected pledge of capital stock of each credit party and their respective wholly owned subsidiaries and (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible (other than the Company’s headquarters in Oklahoma City) and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing). The New First Lien Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants, and various other covenants and representations and warranties.

•
New Mandatory Convertible Debt. The New Mandatory Convertible Debt will have a principal amount of $300.0 million with interest payable in-kind semiannually at 15% per annum. The New Mandatory Convertible Debt will mandatorily convert to at least 26.1% of the New Common Stock measured as of the Effective Date and (compounded semiannually at 15% per annum) no later than four years after the Effective Date or upon the occurrence of certain specified conversion events. The New Mandatory Convertible Debt is subject to being fully or partially secured by springing liens in the same collateral as the New First Lien Exit Facility only upon the occurrence of certain specified litigation events expected to result in a material adverse effect on the business of the reorganized Company.

•
Warrants. The Warrants to purchase up to 12.5% of the New Common Stock will be exercisable at any time, in whole or in part, until their expiration date for a per share price based upon a $1.625 billion aggregate value of the New Common Stock at the trailing 30-day volume-weighted average price. The expiration date for the Warrants will be six years from the Effective Date.

•
New Building Note. The New Building Note will have a principal amount of $35.0 million and be secured by first priority mortgages on the Company’s headquarters facility and certain other non-oil and gas real property. Interest will be payable on the New Building Note at 6% per annum for the first year following the Effective Date, 8% per annum for the second year following the Effective Date, and 10% thereafter through maturity. Interest will be payable in kind from the Effective Date through the earlier of September 30, 2020, 46 months from the Effective Date or 90 days after the refinancing or repayment of the New First Lien Exit Facility and thereafter in cash. The New Building Note will mature five years after the Effective Date. Under the Restructuring Support Agreement, certain holders of the Unsecured Notes have committed to purchase the New Building Note for $20.0 million in cash on the Effective Date.

•
Rights Offering. The Restructuring Support Agreement entitles the Debtors to implement a Rights Offering for up to $150.0 million of New Common Stock at a valuation of the lesser of (a) $1.215 billion or (b) 90% of the equity value under the Plan. The Consenting Creditors are exclusively entitled to purchase the Rights Offering equity until the earlier of 30 days following approval of a disclosure statement by the Bankruptcy Court, 15 days before the date of the confirmation hearing set forth in the disclosure statement order or 90 days after the Chapter 11 filing.

The Restructuring Support Agreement contemplates the following additional terms, among others:

•
Consensual Cash Collateral Use. The Company intends to fund ongoing operations and other cash needs during the Chapter 11 Cases with cash on hand and cash from operations. Under the Restructuring Support Agreement, the Consenting Creditors have consented to the use of cash collateral during the Chapter 11 Cases through the Effective Date, subject to certain terms, conditions, and termination events.

•
Releases. The Plan will provide for releases of specified claims held by the Debtors, the Consenting Creditors, and certain other specified parties against one another and for customary exculpations and injunctions.

•
Employee Incentive Plan. The Employee Incentive Plan contemplates the issuance of up to 10% of pro forma ownership interests in the reorganized Company to officers and/or other employees of the reorganized Company. The Employee Incentive Plan will be subject to approval of the board of directors of the reorganized Company.

The Restructuring Support Agreement commits each of the Debtors to, among other things, and subject to certain conditions: (a) support and take all reasonably necessary and appropriate actions to obtain approval by the Bankruptcy Court of the Plan and to effectuate the Restructuring Transactions, (b) take no action that is inconsistent or is likely to interfere with the Restructuring Transactions, and (c) comply with certain operating covenants.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure of general unsecured claims to be below specified thresholds, the failure to meet certain milestones related to cash collateral and the Plan, and upon certain breaches by the Debtors and the Consenting Creditors under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the Effective Date has not occurred within 225 days of the bankruptcy filing. There can be no assurance that the Plan will be consummated.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Company’s Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the number of the Company’s shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Company’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as the Company’s audited consolidated financial statements and the accompanying notes included in the 2015 Form 10-K. The Company’s discussion and analysis includes the following subjects:

•	Overview;

•	Results by Segment;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Valuation Allowance.

The financial information with respect to the three-month periods ended March 31, 2016 and 2015, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Presentation of Royalty Trust Activities. Under the provisions of ASU 2015-02 “Amendments to the Consolidation Analysis,” adopted by the Company effective January 1, 2016, each of the Royalty Trusts are no longer VIEs. As a result, for the three-month period ended March 31, 2016, the Company has proportionately consolidated the activities of the Royalty Trusts. Under the proportionate consolidation method, the Company accounts for only its share of each Royalty Trust’s assets, liabilities, revenues and expenses within the appropriate classifications in the accompanying unaudited condensed consolidated financial statements. The Company adopted the provisions of ASU 2015-02 by recording a cumulative-effect adjustment to equity as of January 1, 2016. As such, the financial information presented with respect to the three-month period ended March 31, 2015 has not been restated and includes 100% of the activities of the Royalty Trusts with the portion of each Royalty Trust’s activities attributable to third-party ownership interests presented as noncontrolling interest.

Overview

SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent and Rockies regions of the United States. The Company’s Rockies properties were acquired during the fourth quarter of 2015. The Company’s mission is to become a high-return, growth-oriented resource conversion company in the Mid-Continent and Rockies regions, where it has determined it has competitive advantages, such as an industry leading cost structure, subsurface knowledge, existing infrastructure and broader infrastructure capabilities and size and scale.

The Company also operates businesses and infrastructure systems that are complementary to its primary exploration and production activities, including a saltwater gathering and disposal system and an electrical transmission system.

Voluntary Reorganization Under Chapter 11

On May 16, 2016, the Company and the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 Cases under the caption In re: SandRidge Energy Inc., et al.
Prior to the filing of the Bankruptcy Petitions on May 11, 2016, the Debtors entered into the Restructuring Support Agreement with the Consenting Creditors of, in the aggregate, (a) approximately 98% by principal amount of claims under the First Lien Credit Agreement, (b) approximately 79% by principal amount of claims under the Company’s Senior Secured Notes, and (c) approximately 55% by principal amount of claims under the Company’s Unsecured Notes.
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitments and obligations of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Company’s long-term debt, convertible perpetual preferred stock and common stock (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through the Plan to be filed in the Chapter 11 Cases.

The Restructuring Support Agreement sets forth, subject to certain conditions, the commitments and obligations of the Debtors and the Consenting Creditors to support a restructuring of the Company’s long-term debt, convertible perpetual preferred stock and common stock through the Plan. To implement the Plan, the Restructuring Support Agreement requires that the Debtors commence cases under Chapter 11 by no later than May 31, 2016.

The Company expects its oil and gas operations to continue in the ordinary course throughout the Chapter 11 cases.

Upon signing of the Restructuring Support Agreement, the Company repaid approximately $40.0 million of borrowings under the senior credit facility. In exchange, the requisite percentage of lenders under the First Lien Credit Agreement provided a waiver through May 31, 2016 with respect to certain specified defaults and events of default under the First Lien Credit Agreement. See “Note 2 - Going Concern” to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion of the events of default under the senior credit facility.
The Restructuring Support Agreement provides for the following treatment of the Company’s long-term debt, convertible perpetual preferred stock and common stock under the terms of the Plan as of the Effective Date:

•
First Lien Credit Agreement. Claims under the senior credit facility will receive their proportionate share of (a) $35.0 million in cash and (b) participation in the $425.0 million New First Lien Exit Facility.

•
Senior Secured Note Claims. The Senior Secured Notes will receive their proportionate share of (a) the New Mandatory Convertible Debt, and (b)  85% of the New Common Stock, as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by (i) the Warrants, (ii) the Rights Offering, and (iii) the Employee Incentive Plan. Holders of Senior Secured Notes may also be entitled to participate in the Rights Offering under specified circumstances.

•
General Unsecured Claims. The Company’s general unsecured claims, including the Unsecured Notes, will receive their proportionate share of (a) $10.0 million in cash, (b) 15% of the New Common Stock, as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by the Employee Incentive Plan, the Rights Offering, and the Warrants, (c) the Warrants, and (d) the cash proceeds of the $35.0 million New Building Note. Holders of general unsecured claims, including the Unsecured Notes, may also be entitled to participate in the Rights Offering under specified circumstances.

•
Preferred and Common Stock. The Company’s existing 7.0% and 8.5% convertible perpetual preferred stock and common stock will be canceled and released under the Plan without receiving any recovery on account thereof.

The Restructuring Support Agreement provides for the following new debt and other instruments:

•
New First Lien Exit Facility. The New First Lien Exit Facility will have an initial borrowing base of $425.0 million with no borrowing base redeterminations to occur until October 2018 and semiannual borrowing base redeterminations thereafter. The New First Lien Exit Facility will mature on the earlier of March 31, 2020, or 40 months from the Effective Date, with interest payable quarterly at LIBOR plus 4.75% per annum, subject to a 1.00% LIBOR floor. The New First Lien Exit Facility will be secured by (i) first-priority mortgages on at least 95% of the present value of the proved developed producing reserves and 95% of the present value of all proved reserves included in the most recently delivered reserve report, (ii) a first-priority perfected pledge of capital stock of each credit party and their respective wholly owned subsidiaries and (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible (other than the Company’s headquarters in Oklahoma City) and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing). The New First Lien Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants, and various other covenants and representations and warranties.

•
New Mandatory Convertible Debt. The New Mandatory Convertible Debt will have a principal amount of $300.0 million with interest payable in-kind semiannually at 15% per annum. The New Mandatory Convertible Debt will mandatorily convert to at least 26.1% of the New Common Stock (measured as of the Effective Date and compounded semiannually at 15% per annum) no later than four years after the Effective Date or upon the occurrence of certain specified conversion events. The New Mandatory Convertible Debt is subject to being fully or partially secured by springing liens in the same collateral as the New First Lien Exit Facility only upon the occurrence of certain specified litigation events expected to result in a material adverse effect on the business of the reorganized Company.

•
Warrants. The Warrants to purchase up to 12.5% of the New Common Stock will be exercisable at any time, in whole or in part, until their expiration date for a per share price based upon a $1.625 billion aggregate value of the New Common Stock at the trailing 30-day volume-weighted average price. The expiration date for the Warrants will be six years from the Effective Date.

•
New Building Note. The New Building Note will have a principal amount of $35.0 million and be secured by first priority mortgages on the Company’s headquarters facility and certain other non-oil and gas real property. Interest will be payable on the New Building Note at 6% per annum for the first year following the Effective Date, 8% per annum for the second year following the Effective Date, and 10% thereafter through maturity. Interest will be payable in kind from the Effective Date through the earlier of September 30, 2020, 46 months from the Effective Date or 90 days after the refinancing or repayment of the New First Lien Exit Facility and thereafter in cash. The New Building Note will mature five years after the Effective Date. Under the Restructuring Support Agreement, certain holders of the Unsecured Notes have committed to purchase the New Building Note for $20.0 million in cash on the Effective Date.

•
Rights Offering. The Restructuring Support Agreement entitles the Debtors to implement a Rights Offering for up to $150.0 million of the New Common Stock at a valuation of the lesser of (a) $1.215 billion or (b) 90% of the equity value under the Plan. The Consenting Creditors are exclusively entitled to purchase the Rights Offering equity until the earlier of 30 days following approval of a disclosure statement by the Bankruptcy Court, 15 days before the date of the confirmation hearing set forth in the disclosure statement order or 90 days after the Chapter 11 filing.

The Restructuring Support Agreement contemplates the following additional terms, among others:

•
Consensual Cash Collateral Use. The Company intends to fund ongoing operations and other cash needs during the Chapter 11 Cases with cash on hand and cash from operations. Under the Restructuring Support Agreement, the Consenting Creditors have consented to the use of cash collateral during the Chapter 11 Cases through the Effective Date, subject to certain terms, conditions, and termination events.

•
Releases. The Plan will provide for releases of specified claims held by the Debtors, the Consenting Creditors, and certain other specified parties against one another and for customary exculpations and injunctions.

•
Employee Incentive Plan. The Employee Incentive Plan contemplates the issuance of up to 10% of pro forma ownership interests in the reorganized Company to officers and/or other employees of the reorganized Company. The Employee Incentive Plan will be subject to approval of the board of directors of the reorganized Company.

The Restructuring Support Agreement commits each of the Debtors to, among other things, and subject to certain conditions: (a) support and take all reasonably necessary and appropriate actions to obtain approval by the Bankruptcy Court of the Plan and to effectuate the Restructuring Transactions, (b) take no action that is inconsistent or is likely to interfere with the Restructuring Transactions, and (c) comply with certain operating covenants.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure of general unsecured claims to be below specified thresholds, the failure to meet certain milestones related to cash collateral and the Plan, and upon certain breaches by the Debtors and the Consenting Creditors under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the Effective Date has not occurred within 225 days of the bankruptcy filing. There can be no assurance that the Plan will be consummated.

Chapter 11 Filing

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

For the duration of the Company’s Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the number of the Company’s shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.

Recent Events

Divestiture of WTO Properties and Release from Treating Agreement. On January 21, 2016, the Company paid $11.0 million in cash and transferred ownership of substantially all of its oil and natural gas properties and midstream assets located in the Piñon field in the WTO to Occidental and was released from all past, current and future claims and obligations under an existing 30-year treating agreement between the companies.

Senior Credit Facility. On March 11, 2016, the administrative agent notified the Company that the lenders had elected to reduce the borrowing base to $340.0 million from $500.0 million pursuant to a special redetermination. On March 21, 2016, the Company notified the administrative agent that the Company would submit for the administrative agent’s consideration proposed additional oil and gas properties to serve as collateral under the senior credit facility sufficient to support a borrowing base of $500.0 million. Additionally, the Company notified the administrative agent that it believed the currently pledged assets were sufficient to support a borrowing base of $500.0 million and reserved the right to exercise all other options available to remedy the borrowing base deficiency, if any. On April 20, 2016, the Company submitted such additional properties for consideration by its lenders. Pursuant to the terms of the Restructuring Support Agreement entered into on May 11, 2016, as described above, the lenders under the senior credit facility have agreed to forbear from exercising any remedies available to them under the First Lien Credit Agreement in connection with the Company’s failure to support a borrowing base of $500.0 million until May 31, 2016.

Convertible Senior Unsecured Notes. During the first quarter of 2016, holders of the Company’s Convertible Senior Unsecured Notes redeemed approximately $232.1 million in aggregate principal amount ($77.8 million net of discount and including holders’ conversion feature liabilities) of the Convertible Senior Unsecured Notes for approximately 84.4 million shares of the Company’s common stock. The repurchases and exchanges of the Company’s Senior Unsecured Notes and subsequent redemptions of the Company’s Convertible Senior Unsecured Notes resulted in an aggregate gain on extinguishment of debt of approximately $41.3 million.

Operational Activities

Operational activities for the three-month periods ended March 31, 2016 and 2015 include the following:

•
Total production for the three-month period ended March 31, 2016 was comprised of approximately 29.6% oil, 50.1% natural gas and 20.3% NGLs compared to 33.6% oil, 50.1% natural gas and 16.3% NGLs in the same period of 2015.

•
Mid-Continent properties contributed approximately 5.2 MMBoe, or 94.1% of the Company’s total production, for the three-month period ended March 31, 2016, respectively, compared to approximately 7.0 MMBoe, or 88.5% for the same period in 2015.

•	Reduced total rigs drilling to three at March 31, 2016 from 13 at March 31, 2015.

•
Drilled seven and 94 wells, respectively, in the Mid-Continent area during the three-month periods ended March 31, 2016 and 2015, and drilled three wells in the Rockies during the first quarter of 2016.

•	Discontinued drilling and oil field services operations during the 2016 period as a result of continued low oil prices and decreased demand for drilling and oil field services.

Outlook

The Company’s 2016 capital expenditures budget is approximately $285.0 million, with approximately $262.0 million designated for exploration and production activities. These amounts reflect a decrease from total 2015 capital expenditures of 59% and a decrease from 2015 exploration and production capital expenditures of 60%.

The Company’s estimated proved reserve volumes, including volumes attributable to its proportionate ownership in the Royalty Trusts, were 268 MMBoe at March 31, 2016 based on internal estimates using the SEC-mandated historical twelve-month unweighted average pricing at such date, which were $42.77 per barrel of oil and $2.40 per Mcf of natural gas. Applying the actual April 1, 2016 benchmark commodities prices to May 1, 2016 and June 1, 2016, the twelve-month unweighted average prices would have been $37.83 per barrel of oil and $2.23 per Mcf of natural gas. If the Company’s first quarter reserves estimates were made using the reduced twelve-month average prices, and without regard to additions or other further revisions to reserves other than as a result of such pricing changes, the Company’s internally estimated proved reserves as of March 31, 2016 would decrease by approximately 13%, primarily as a result of the loss of proved undeveloped locations. As a result of continued depressed commodity prices, the Company’s final capital plan for 2016, developed in March 2016, contemplates a smaller drilling program than that assumed in the development of the December 31, 2015 reserve report. If commodity pricing falls short of the Company’s current expectations or rebounds to a level supportive of more drilling, the Company may change its 2016 capital expenditure plans again. However, the Company’s management does not expect these short term changes to negatively impact the Company’s ability to develop all of its December 31, 2015 proved undeveloped locations within a five year time frame. All reserve estimates provided in this Quarterly Report were determined by Company reservoir engineers and, accordingly, have not been fully assessed by independent petroleum consultants.

In light of impacts to the Company’s financial position resulting from declining industry conditions and the Company’s leverage position, the Company has engaged advisors to assist with the evaluation of strategic alternatives and has engaged in discussions with certain stakeholders regarding strategic alternatives to restructure its indebtedness. The Company is also focused on cost reductions, including the identification of non-core assets for potential sale. The Company believes that a filing under Chapter 11 provides the most expeditious manner in which to enhance its liquidity position and effect a substantial reduction in its debt obligations. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

Results by Segment

During the three-month period ended March 31, 2016, the Company operated in two reportable business segments: exploration and production and midstream services. These segments represent the Company’s two main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the activities of the Royalty Trusts, consolidated proportionately for the 2016 period and fully for the 2015 period. The midstream services segment coordinates the delivery of electricity for the Company’s exploration and production operations in the Mid-Continent. The Company discontinued the substantial majority of activity within its drilling and oilfield services segment in January 2016.

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The results of the Company’s business segments for the three-month periods ended March 31, 2016 and 2015 are discussed below.

Exploration and Production Segment

The Company generates the majority of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Company’s ability to find, economically develop and produce its reserves. The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces and changes in the fair value of its commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three-month periods ended March 31, 2016 and 2015 are shown in the table below:

	Three Months Ended March 31,
	2016	2015
Oil (per Bbl)	$33.63	$48.57
Natural gas (per Mcf)	$1.98	$2.81

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

Set forth in the table below is financial, production and pricing information for the exploration and production segment for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Results (in thousands)
Revenues
Oil	$45,415	$120,234
NGL	11,918	18,950
Natural gas	27,042	56,548
Other	—	11
Inter-segment revenue	—	(11)
Total revenues	84,375	195,732
Operating expenses
Production	47,547	90,004
Production taxes	1,708	4,514
Depreciation and depletion—oil and natural gas	32,326	106,107
Accretion of asset retirement obligations	1,588	1,080
Impairment	108,423	1,083,583
Gain on derivative contracts	(2,808)	(49,827)
Loss on settlement of contract	89,092	—
Gain on sale of assets	(56)	(8)
Other operating expenses	38,762	14,437
Total operating expenses	316,582	1,249,890
Loss from operations	$(232,207)	$(1,054,158)

Production data
Oil (MBbls)	1,625	2,651
NGL (MBbls)	1,111	1,288
Natural gas (MMcf)	16,509	23,733
Total volumes (MBoe)	5,488	7,895
Average daily total volumes (MBoe/d)	60.3	87.7
Average prices—as reported(1)
Oil (per Bbl)	$27.95	$45.35
NGL (per Bbl)	$10.73	$14.71
Natural gas (per Mcf)	$1.64	$2.38
Total (per Boe)	$15.37	$24.79
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$43.93	$88.23
NGL (per Bbl)	$10.73	$14.71
Natural gas (per Mcf)	$1.61	$3.36
Total (per Boe)	$20.03	$42.14
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

The table below presents production by area of operation for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	5,166	94.1%	6,990	88.5%
Rockies	51	0.9%	—	—%
Permian Basin	173	3.2%	419	5.3%
Other - west Texas	98	1.8%	486	6.2%
Total	5,488	100.0%	7,895	100.0%

Revenues

Exploration and production segment revenues from oil, natural gas and NGL sales decreased $111.4 million, or 56.9%, for the three-month period ended March 31, 2016, from the same period in 2015. Approximately $66.5 million of the total net decrease was due primarily to a decline in oil and natural gas production, largely resulting from natural declines in existing producing wells, a decrease in wells drilled in the 2016 period compared to the 2015 period, and the proportionate consolidation of the Royalty Trusts’ activities during the 2016 period. The remaining decrease of $44.9 million was due to a decline in the average prices received primarily for oil, and to a lesser extent, natural gas and NGL production.

Operating Expenses

Production expense includes costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses for the three-month period ended March 31, 2016 decreased $42.5 million, or 47.2% from the same period in 2015. Production costs per Boe decreased to $8.66 per Boe for the 2016 period from $11.40 per Boe in the 2015 period, primarily as a result of a decrease in well activity as a result of fewer new wells being brought on production and a reduction in workover activity for the three-month period ended March 31, 2016 compared to the same period in 2015.

Production taxes decreased by $2.8 million, or 62.2%, for the three-month period ended March 31, 2016, respectively, compared to the same period in 2015, primarily due to the decrease in oil, natural gas and NGL revenues. Production taxes as a percentage of oil, natural gas and NGL revenue were consistent at approximately 2.0% for the three-month period ended March 31, 2016 compared to 2.3% for the same period in 2015.

Depreciation and depletion for the Company’s oil and natural gas properties decreased by $73.8 million for the three-month period ended March 31, 2016, respectively, compared to the same period in 2015, largely as a result of a decrease in the depreciation and depletion rate per Boe. The average depreciation and depletion rate per Boe was $5.89 for the three-month period ended March 31, 2016, compared to $13.44 for the three-month period ended March 31, 2015. The decrease in the depreciation and depletion rate is primarily due to the full cost ceiling impairments recorded in 2015 and the proportionate consolidation of the Royalty Trusts’ activities during the 2016 period.

The Company incurred full cost ceiling limitation impairments of $108.4 million and $1.1 billion for the three-month periods ended March 31, 2016 and 2015, respectively, which resulted primarily from the significant decrease in oil prices, and to a lesser extent, natural gas prices, that began in the latter half of 2014 and continued throughout 2015 and into 2016.

While it is difficult to project future impairment write-downs in light of numerous variables involved, the following analysis illustrates the impact of lower commodities pricing on impairment charges. Applying the reduced twelve-month average prices described above under “Outlook” to the March 31, 2016 ceiling test for impairment, the Company estimates the impairment charge for the quarter would have increased by approximately $175 million. Accordingly, at this time, the Company expects to incur a further ceiling test impairment write-down in the second quarter of 2016 assuming commodities prices do not increase significantly.

The Company recorded gains on commodity derivative contracts of $2.8 million and $49.8 million for the three-month periods ended March 31, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $25.5 million and $137.0 million, respectively. The decrease in recorded gains is due primarily to a decrease in volumes hedged, resulting from the majority of the Company’s open commodity derivative contracts at March 31, 2015 reaching maturity prior to March 31, 2016 with no additional commodity derivative contracts added during that period.

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

Loss on settlement of contract for the three-month period ended March 31, 2016 includes a $78.9 million loss resulting from the termination of a gas treating and CO2 delivery agreement with Occidental Petroleum as well as a loss of $10.2 million recorded on transportation agreements with third parties due to the divestiture of the Company’s midstream assets in the Piñon field in the WTO.

See “Consolidated Results of Operations” below for a discussion of other operating expenses.

Midstream Services Segment

Subsequent to the divestiture of the Piñon field midstream assets in January 2016 as described above under “Recent Events,” Midstream services segment revenues consist primarily of revenues generated from the Company’s electrical transmission system that coordinates the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent area. The system, constructed by the Company, provides electricity for use in the Company’s exploration and production operations at a lower cost than electricity provided by on-site generation. The primary factors affecting the results of the Company’s midstream services segment are the rates charged and volumes delivered by the electrical transmission system. On a consolidated basis, revenues and expenses from the electrical transmission system relate to electricity provided to third-party working interest owners in Company-operated wells in the Mid-Continent.

Set forth in the table below is financial and operational information for the midstream services segment for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Results (in thousands)
Operating revenues	$10,245	$21,529
Inter-segment revenue	(5,958)	(12,765)
Total revenues	4,287	8,764
Impairment	1,691	—
Operating expenses	6,184	12,637
Loss from operations	$(3,588)	$(3,873)

Gas Marketed
Volumes (MMcf)	344	1,723
Average price	$2.10	$2.64

Midstream services segment revenues and operating expenses decreased $4.5 million and $6.5 million, respectively, for the three-month period ended March 31, 2016, compared to the same period in 2015, primarily due to the divestiture of the Piñon field midstream assets in January 2016.

The Company recorded an impairment on compressors and various other midstream services equipment during the three-month period ended March 31, 2016 due primarily to the determination that their future use was limited.

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the three-month periods ended March 31, 2016 and 2015 are presented in the table below.

	Three Months Ended March 31,
	2016	2015 (1)
	(In thousands)
Revenues
Oil, natural gas and NGL	$84,375	$195,732
Midstream and marketing	4,287	8,764
Drilling and services	1,232	9,845
Other	438	967
Total revenues	$90,332	$215,308
___________________

(1)	Includes $15.4 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations.

The Company’s primary sources of revenue are discussed in “Results by Segment.” See discussion of oil, natural gas and NGL revenues under “Results by Segment—Exploration and Production Segment,” and discussion of midstream and marketing revenues under “Results by Segment—Midstream Services Segment.”

Drilling and services revenues decreased for the three-month period ended March 31, 2016 compared to the same period in 2015, primarily due to discontinuing substantially all drilling and oilfield services operations in January 2016.

Expenses

The Company’s consolidated expenses for the three-month periods ended March 31, 2016 and 2015 are presented below.

	Three Months Ended March 31,
	2016	2015 (1)
	(In thousands)
Expenses
Production	$47,282	$89,498
Production taxes	1,708	4,514
Cost of sales	4,268	12,827
Midstream and marketing	1,084	8,107
Depreciation and depletion—oil and natural gas	32,326	106,107
Depreciation and amortization—other	6,835	13,347
Accretion of asset retirement obligations	1,588	1,080
Impairment	110,114	1,083,866
General and administrative	74,278	36,149
Gain on derivative contracts	(2,808)	(49,827)
Loss on settlement of contract	89,092	—
Gain on sale of assets	(1,880)	(1,904)
Total expenses	$363,887	$1,303,764
___________________

(1)	Includes $132.2 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations.

See discussion of production expenses, production taxes, depreciation and depletion—oil and natural gas, accretion of asset retirement obligations, impairment, gain on derivative contracts and loss on settlement of contracts under “Results by Segment—Exploration and Production Segment,” and discussion of midstream and marketing expenses and impairment under “Results by Segment—Midstream Services Segment.”

The decrease in cost of sales is primarily due to discontinuing substantially all drilling and oilfield services operations in January 2016.

General and administrative expenses increased $38.1 million, or 105.5% for the three-month period ended March 31, 2016 from the same period in 2015 due primarily to (i) the write-off of a $16.7 million joint interest account receivable due to the determination that its collection was doubtful at March 31, 2016, (ii) a $15.2 million increase in severance costs associated with reductions in workforce that occurred in January and February 2016, and (iii) an increase of $10.3 million in professional services costs, largely resulting from an increase in consulting fees. These increases were partially offset by a $2.7 million decrease in net salary and benefits, which also primarily resulted from the reductions in workforce noted above.

Other (Expense) Income, Taxes and Net Loss Attributable to Noncontrolling Interest

The Company’s other (expense) income, taxes and net loss attributable to noncontrolling interest for the three-month periods ended March 31, 2016 and 2015 are presented in the table below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Other (expense) income
Interest expense	$(81,151)	$(62,842)
Gain on extinguishment of debt	41,331	—
Other income (expense), net	153	(536)
Total other expense	(39,667)	(63,378)
Loss before income taxes	(313,222)	(1,151,834)
Income tax expense	4	40
Net loss	(313,226)	(1,151,874)
Less: net loss attributable to noncontrolling interest	—	(116,921)
Net loss attributable to SandRidge Energy, Inc.	$(313,226)	$(1,034,953)

Interest expense for the three-month periods ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest expense
Interest expense on debt	$79,102	$63,771
Amortization of debt issuance costs, discounts and premium	5,363	2,367
Write off of debt issuance costs	—	2,221
Gain on long-term debt holder conversion feature	(1,324)	—
Capitalized interest	(1,416)	(5,502)
Total	81,725	62,857
Less: interest income	(574)	(15)
Total interest expense	$81,151	$62,842

Total interest expense increased $18.3 million for the three-month period ended March 31, 2016 compared to the same period in 2015, primarily due to interest expense and amortization of the discount and debt issuance costs associated with $1.25 billion in Senior Secured Notes issued in June 2015. This increase was partially offset by a decrease in interest paid on Senior Unsecured Notes that were repurchased and Convertible Senior Unsecured Notes that were converted into shares of the Company’s common stock in the second half of 2015 and the first quarter of 2016 as well as a gain recognized due to a decrease in the fair value of derivatives embedded in certain of the Company’s long-term debt at March 31, 2016.

The Company recognized a gain on extinguishment of debt of $41.3 million for the three-month period ended March 31, 2016 in connection with the exchange of certain of the Company’s Convertible Senior Unsecured Notes, including outstanding accrued interested thereon since the last payment date, for shares of the Company’s common stock.

See “Note 7 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2016.

No loss or income attributable to non-controlling interest was recorded in 2016 due to the proportionate consolidation of the Royalty Trusts in 2016 as discussed in “Overview.” Net loss attributable to noncontrolling interest for the three-month period ended March 31, 2015 represents the portion of net loss attributable to third-party ownership in the Company’s formerly fully consolidated VIEs and subsidiaries, which primarily consisted of the full cost ceiling impairment attributable to the noncontrolling interest in the Royalty Trusts of $127.0 million for the first quarter of 2015.

Liquidity and Capital Resources

As of March 31, 2016, the Company’s cash and cash equivalents were $694.0 million, and the Company had approximately $4.0 billion in total debt outstanding and $10.4 million in outstanding letters of credit, which reduce availability under the senior credit facility on a dollar for dollar basis. Approximately $488.9 million of the total debt outstanding was drawn under the senior credit facility and held by the Company in a securities account. As of and for the three-month period ended March 31, 2016, the Company was not in compliance with all applicable financial covenants under the senior credit facility, as its ratio of current assets to current liabilities was less than 1.0:1.0 due to the classification of its long-term debt as current.

The Company’s sources of liquidity and capital resources historically have been proceeds from the issuance of equity and debt securities, cash flows from operating activities, borrowings under the senior credit facility, and proceeds from monetizations of assets. During the pendency of the Chapter 11 filing, the Company’s principal sources of liquidity are expected to be limited to cash flow from operations and cash on hand. Under the Restructuring Support Agreement entered into on May 11, 2016, the Consenting Creditors have consented to the use of cash collateral during the Chapter 11 Cases through the Effective Date, subject to certain terms, conditions, and termination events. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases.

Although management believes the Company’s cash flow from operations and cash on hand will be adequate to meet the operating costs of its existing business, there are no assurances that cash flow from operations and cash on hand will be sufficient to continue to fund operations or allow the Company to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. The Company’s long-term liquidity requirements, the adequacy of capital resources and ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If the Company’s future sources of liquidity are insufficient, the Company could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, or seek other financing alternatives. The Company’s 2016 budget for capital expenditures is approximately $285.0 million, representing a 59% reduction from the Company’s actual capital expenditures in 2015. If the Company limits, defers or eliminates its 2016 capital expenditure plan or is unsuccessful in developing reserves and adding production through its capital program or its cost-cutting efforts are too overreaching, the value of the Company’s oil and natural gas properties and its financial condition and results of operations could be adversely affected.
At December 31, 2015, the borrowing base under the senior credit facility was $500.0 million. On March 11, 2016, the administrative agent of the senior credit facility notified the Company that the lenders had elected to reduce the borrowing base from $500.0 million to $340.0 million pursuant to a special redetermination. On March 21, 2016, the Company notified the administrative agent that the Company would submit for the administrative agent’s consideration proposed additional oil and gas properties to serve as collateral under the senior credit facility sufficient to support a borrowing base of $500.0 million. Additionally, the Company notified the administrative agent that it believed the currently pledged assets are sufficient to support a borrowing base of $500.0 million and reserved the right to exercise all other options available to remedy the borrowing base deficiency, if any. On April 20, 2016, the Company submitted such additional properties for consideration by its lenders. Pursuant to the terms of the Restructuring Support Agreement entered into on May 11, 2016, the lenders under the senior credit facility have agreed to forbear from exercising any remedies available to them under the First Lien Credit Agreement in connection with the Company’s failure to support a borrowing base of $500.0 million. As of May 10, 2016, the Company had approximately $666.1 million in cash and cash equivalents, approximately $488.9 million drawn under its senior credit facility and $10.2 million in outstanding letters of credit.
The Company’s cash flow from operations are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. For example, the NYMEX month-end settled price for oil has declined from a high of $105.37 per Bbl in June 2014 to as low as $26.21 per Bbl in February 2016. The NYMEX month-end settled price for natural gas declined from a high of $5.56 per MMBtu in February 2014 to as low as $1.71 per MMBtu in March 2016. Declines in market price for production directly reduce the Company’s cash flow from operations. While the Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on its cash flows, this extended period of depressed commodity prices has limited the Company’s ability to add meaningful volumes to its hedge positions. If the current depressed oil or natural gas prices persist for a prolonged period or further decline, they would have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, likely resulting in further full cost pool ceiling impairments.

Working Capital

The Company’s working capital balance fluctuates as a result of changes in the fair value of its outstanding commodity derivative instruments and due to fluctuations in the timing and amount of its collection of receivables and payment of expenditures related to its exploration and production operations.

At March 31, 2016, the Company had a working capital deficit of $3.4 billion compared to a surplus of $236.7 million at December 31, 2015. Current assets increased by $179.8 million and current liabilities increased by $3.8 billion at March 31, 2016, compared to December 31, 2015. The increase in current assets is primarily due to a $258.5 million increase in cash and cash equivalents, which resulted largely from borrowings on the senior credit facility. The increase in cash was partially offset by a decrease of $22.9 million in the net asset position of the Company’s current derivative contracts due largely to a decrease in volumes hedged in 2016 compared to 2015, and a decrease of $54.6 million in accounts receivable, largely resulting from fluctuations in the timing and amount of receivable billings and collections, as well as the write-off of a $16.7 million joint interest receivable due to the determination that its collection was doubtful at March 31, 2016. The change in current liabilities is primarily due to classifying the Company’s debt as current at March 31, 2016. Additionally, accounts payable and accrued expenses decreased by approximately $164.8 million largely due to (i) the settlement of $109.9 million in CO2 shortfall delivery penalties accrued at December 31, 2015 under a contract with Occidental Petroleum which was terminated during the first quarter of 2016, (ii) a decrease of $24.2 million in accrued payroll and benefits due primarily to the payment of 2015 bonuses during the first quarter of 2016 and (iii) a reduction in accrued capital expenditures resulting primarily from a decrease in the number of drilling rigs operating on the Company’s properties.

Cash Flows

The Company’s cash flows for the three-month periods ended March 31, 2016 and 2015 are presented in the following table and discussed below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows (used in) provided by operating activities	$(162,644)	$90,095
Cash flows used in investing activities	(67,469)	(376,036)
Cash flows provided by financing activities	488,567	116,509
Net increase (decrease) in cash and cash equivalents	$258,454	$(169,432)

Cash Flows from Operating Activities

The Company’s operating cash flow is primarily influenced by the prices the Company receives for its oil, natural gas and NGLs, the quantity of oil, natural gas and NGLs it sells, and settlements of commodity derivative contracts. The Company’s cash flows from operating activities are also impacted by changes in working capital. The $252.7 million reduction in operating cash flows for the three-month period ended March 31, 2016 compared to the same period in 2015, is primarily due to (i) a reduction in revenues from oil, natural gas and NGLs, (ii) a reduction in proceeds received on settlement of commodity derivative contracts and (iii) an increase in general and administrative expenses.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and natural gas industry.

During the three-month periods ended March 31, 2016 and 2015, cash flows used in investing activities primarily consisted of capital expenditures, excluding acquisitions.

Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the three-month periods ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Capital Expenditures
Exploration and production	$50,544	$302,062
Midstream services	1,230	8,432
Other	1,707	9,697
Capital expenditures, excluding acquisitions	53,481	320,191
Acquisitions	95	1,739
Total	$53,576	$321,930

Capital expenditures, excluding acquisitions, decreased by $266.7 million for the three-month period ended March 31, 2016 from the same period in 2015, primarily due to a decrease in drilling and leasehold expenditures in the Mid-Continent area as well as a decrease in Midstream expenditures due to the divestiture of the Piñon field assets in the WTO in the first quarter of 2016, and a decrease in other expenditures due primarily to discontinuing drilling and services operations in January 2016. The number of drilling rigs operating on the Company’s properties decreased to three rigs at March 31, 2016 from 13 rigs at March 31, 2015. The Company has established a capital expenditures budget of $285.0 million for 2016.

Cash Flows from Financing Activities

The Company’s financing activities provided $488.6 million of cash for the three-month period ended March 31, 2016 compared to $116.5 million provided in the same period in 2015. The change of $372.1 million is due primarily to (i) an increase in net borrowings under the senior credit facility, (ii) the proportionate consolidation of noncontrolling interest distributions paid by the Royalty Trusts for the three-months ended March 31, 2016, and (iii) a decrease in dividends paid as a result of suspending the semi-annual dividend payment due in the first quarter of 2016 on the Company’s outstanding 8.5% convertible perpetual preferred stock.

Indebtedness

Debt, net of unamortized discounts, premiums, and deferred costs of $157.9 million and including the fair value of debt derivatives of $9.8 million at March 31, 2016 consists of the following (in thousands):

Senior credit facility	$488,900
8.75% Senior Secured Notes due 2020	1,267,924
Senior Unsecured Notes
8.75% Senior Notes due 2020	389,645
7.5% Senior Notes due 2021	751,416
8.125% Senior Notes due 2022	519,026
7.5% Senior Notes due 2023	535,191
Convertible Senior Unsecured Notes
8.125% Convertible Senior Notes due 2022	14,692
7.5% Convertible Senior Notes due 2023	14,577
Total debt(1)	$3,981,371
___________________

(1)
Due to existing and anticipated covenant violations, the Company’s long-term debt was classified as current at March 31, 2016. See “Note 2 - Going Concern” to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion of such covenant violations.

The indentures governing the Unsecured Notes contain covenants imposing certain restrictions on the Company’s activities, including, but not limited to, limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. As of and during the three-month periods ended March 31, 2016, the Company was in compliance with all of the covenants contained in the indentures governing its outstanding Unsecured Notes.

Maturities of Debt. As of March 31, 2016, there are no contractual maturities of debt until January 2020; however, the Senior Secured Notes will mature on June 1, 2020, provided that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019. See “Restructuring Support Agreement” for additional discussion of debt subsequent to March 31, 2016.

Senior Credit Facility. The amount the Company may borrow under its senior credit facility is limited to a borrowing base, and is subject to periodic redeterminations. The Company’s borrowing base is generally redetermined in April and October of each year. The borrowing base is determined based upon the discounted present value of future cash flows attributable to the Company’s proved reserves. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, a decrease in such value, whether due to declining commodity prices or a reduction in the Company’s development of reserves would likely cause a reduction in the borrowing base. On March 11, 2016, the administrative agent of the senior credit facility notified the Company that the lenders had elected to reduce the borrowing base to $340.0 million from $500.0 million pursuant to a special redetermination and the Company has subsequently submitted additional properties in support of the original borrowing base for the consideration of its lenders. See “Overview” for additional discussion of the senior credit facility. Quarterly, the Company pays a commitment fee assessed at an annual rate of 0.5% on any available portion of the senior credit facility.

At March 31, 2016, the Company had $488.9 million outstanding under the senior credit facility and $10.4 million in outstanding letters of credit, and had $0.7 million available to be drawn under the senior credit facility. As of and during the three-month periods ended March 31, 2016, the Company was not in compliance with all applicable financial covenants under the senior credit facility, as its ratio of current assets to current liabilities was less than 1.0:1.0 due to the classification of its long-term debt as current.

The senior credit facility is available to be drawn on subject to limitations based on its terms, including the Company’s ability to make representations and warranties contained therein regarding the value of the Company’s assets versus its liabilities, and compliance with certain financial covenants, including maintenance of agreed upon levels for the (i) ratio of total secured debt under the senior credit facility to EBITDA of 2.00:1.00 and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. For the purpose of the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s commodity derivative contracts are disregarded. The senior credit facility matures on the earlier of March 2, 2020 and 91 days prior to the earliest date of any maturity under or mandatory offer to repurchase the Company’s currently outstanding notes.

Additionally, the First Lien Credit Agreement permits the Company and certain of its subsidiaries to incur additional indebtedness in an aggregate principal amount not to exceed $1.75 billion, which may be secured solely by collateral securing the senior credit facility on a junior lien basis. Any junior lien debt shall be subject to the terms and conditions set forth in an intercreditor agreement, the terms of which are subject to the approval of the lenders, and shall mature no earlier than January 21, 2020. The borrowing base under the senior credit facility will be reduced by $0.25 for every $1.00 of junior debt incurred in excess of $1.5 billion. At March 31, 2016, the Company had incurred $1.3 billion in junior lien debt as a result of the issuance of Senior Secured Notes in June 2015 and October 2015 and entered into an intercreditor agreement in connection therewith.

Senior Secured Notes. The Company’s Senior Secured Notes were issued in June 2015 and October 2015 and bear interest at a fixed rate of 8.75% per annum, payable semi-annually, with the principal due upon maturity. The Senior Secured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on a second-priority secured basis by certain of the Company’s wholly owned subsidiaries. Pursuant to the indenture, the Senior Secured Notes will mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes will mature on October 16, 2019.

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

The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its senior credit facility, the Senior Secured Notes and the Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See “Note 17 - Subsequent Events” to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases. For more information about the senior credit facility, the Senior Secured Notes, the Senior Unsecured Notes, and the Convertible Senior Unsecured Notes, see “Note 7 - Long-Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2015, the Company’s contractual obligations included long-term debt obligations, transportation and throughput agreements, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. From time to time, the Company enters into transactions that give rise to significant contractual obligations or otherwise result in significant changes to existing contractual obligations. Transactions that occurred during the three-month period ended March 31, 2016 resulted in the following significant changes to the Company’s contractual obligations from those presented in the 2015 Form 10-K:

•
Long-Term Debt Obligations. The Company’s long-term debt obligation increased by approximately $419.0 million at March 31, 2016 compared to December 31, 2015, primarily due to the drawdown of $488.9 million on the senior credit facility. This increase was partially offset by the conversion of an aggregate $232.1 million principal amount ($77.8 million net of discount and including holders’ conversion feature) of the Convertible Senior Unsecured Notes into shares of the Company’s common stock during the first quarter of 2016.

•
Drilling Carry Commitment. The Company has agreed to carry a portion of Repsol’s drilling and completion costs up to approximately $31.0 million for wells drilled in an area of mutual interest. The Company has incurred approximately $21.1 million in costs toward this obligation through March 31, 2016, and will continue to record such costs as they are incurred in future periods. See “Note 5 - Property, Plant and Equipment” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. For a discussion of recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the Company’s accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset in the period ending December 31, 2008. This valuation allowance has been maintained since 2008. See “Note 12 - Income Taxes” to the Company’s consolidated financial statements in Item 8 of this report for more discussion on the establishment of the valuation allowance against the Company’s net deferred tax asset.

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

The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of its oil and natural gas properties in the Permian Basin area of west Texas, excluding the assets associated with the Permian Trust area of mutual interest, on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the year ended December 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended March 31, 2016. One contributing factor to the cumulative negative earnings position for the 36-month period ended March 31, 2016 is the combined effect of the impairments of the Company’s assets totaling $4.9 billion. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.

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

In determining whether to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ending March 31, 2016, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company’s net deferred tax asset at December 31, 2015 was $1.9 billion.

Additionally, at December 31, 2015, the Company had valuation allowances totaling $92.0 million against specific deferred tax assets for which management has determined it is more likely than not that such deferred tax assets will not be realized for various reasons. The valuation allowance against these specific deferred tax assets would not be impacted by the foregoing discussion.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments the Company uses to manage commodity prices. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement. Additionally, the Company’s exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. The Company’s most significant market risk relates to the prices it receives for its oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon management’s view of opportunities under the then-prevailing current market conditions, the Company enters into commodity pricing derivative contracts for a portion of its anticipated production volumes for the purpose of reducing variability of oil and natural gas prices it receives. The Company’s senior credit facility limits its ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves.

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At March 31, 2016, the Company’s commodity derivative contracts consisted of fixed price swaps, basis swaps and collars, which are described below:

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

At March 31, 2016, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2016 - December 2016	1,100	$88.36

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2016 - December 2016	8,250	$(0.38)

Oil Collars - Three-way

	Notional (MBbls)	Sold Put	Purchased Put	Sold Call
April 2016 - December 2016	1,646	$82.99	$90.00	$100.58

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

The Company recorded gains on commodity derivative contracts of $2.8 million and $49.8 million for the three-month periods ended March 31, 2016 and 2015, respectively, which include net cash receipts upon settlement of $25.5 million and $137.0 million, respectively.

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

A default by the Company under its senior credit facility constitutes a default under its commodity derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of March 31, 2016, the counterparties to the Company’s open commodity derivative contracts consisted of six financial institutions, three of which are also lenders under the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its commodity derivative contracts.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 31, 2016, the derivative plaintiffs in the Federal Shareholder Derivative Litigation, the SLC, and the remaining defendants, WCT Resources, L.L.C., 192 Investments, L.L.C., and TLW Land & Cattle, L.P., executed a Stipulation of Settlement, which would resolve the remaining claims in the Federal Shareholder Derivative Litigation. Under the terms of the proposed settlement, the remaining defendants would make a payment of $500,000 to the Company, less taxes, expenses, and incentive awards. Counsel for the derivative plaintiffs have agreed that they will not seek reimbursement of expenses in excess of $120,000. Counsel for the derivative plaintiffs have also agreed that they will not seek incentive awards for the two named plaintiffs in excess of $15,000 each.

On April 6, 2016, the court issued an Order granting preliminary approval of the Stipulation of Settlement and establishing procedures for notice to shareholders and consideration of any shareholder objections to the settlement. The court also set a hearing for final approval of the proposed settlement on June 15, 2016.

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

As previously disclosed, on December 18, 2013, the Company received a subpoena duces tecum from the U.S. Department of Justice in connection with an ongoing investigation of possible violations of antitrust laws in connection with the purchase or lease of land, oil or natural gas rights. The transactions that have been the subject of the inquiry date from 2012 and prior years. On April 7, 2015, the U.S. Department of Justice notified the Company that it is a target of a grand jury investigation in the Western District of Oklahoma concerning violations of federal antitrust law. On April 14, 2016, the U.S. Department of Justice notified the Company that it is no longer a subject or target of this grand jury investigation.

On June 9, 2015, the Duane & Virginia Lanier Trust, individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of common units of the Mississippian Trust I pursuant or traceable to its initial public offering on or about April 7, 2011, and/or at other times during the time period between April 7, 2011, and November 8, 2012 (the “Class Period”), and (b) purchasers of common units of the Mississippian Trust II pursuant or traceable to its initial public offering on or about April 17, 2012, and/or at other times during the Class Period. The claims are based on allegations that the Company, certain of its current and former officers and directors, and the Mississippian Trusts, among other defendants, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and natural gas reserves and the Company’s capital expenditures. The Company and the other defendants intend to defend this lawsuit vigorously. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with this lawsuit.

On July 30, 2015, Barton Gernandt, Jr., individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class comprised of all persons, except the named defendants and their immediate family members, who were participants in, or beneficiaries of, the SandRidge Energy, Inc. 401(k) Plan (the “401(k) Plan”) at any time between August 2, 2012, and the present, and whose 401(k) Plan accounts included investments in SandRidge common stock. The plaintiff purports to bring the action both derivatively on the 401(k) Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401(k) Plan’s assets in SandRidge common stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company and the fact the Company’s common stock was artificially inflated because, among other things, the Company materially overstated the amount of oil being produced and the ratio of oil to natural gas in one of its core holdings.

On August 19, 2015, Christina A. Cummings, individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers, among other defendants, on behalf of a putative class comprised of all participants for whose individual accounts the Plan held shares of the Company’s common stock from November 8, 2012, to the present, inclusive. The plaintiff purports to bring the action both derivatively on the 401(k) Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401(k) Plan’s assets in the Company’s common stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company. On September 10, 2015, the Court consolidated this lawsuit with the Gernandt action.

On September 14, 2015, Richard A. McWilliams, individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class comprised of all persons, except the named defendants and their immediate family members, who were participants in, or beneficiaries of, the 401(k) Plan at any time between August 2, 2012, and the present, and whose 401(k) Plan accounts included investments in SandRidge common stock. The plaintiff purports to bring the action both derivatively on the 401(k) Plan’s behalf pursuant to ERISA §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401 (k) Plan’s assets in the Company’s common stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company and the fact the Company’s common stock was artificially inflated because, among other things, the Company materially overstated the amount of oil being produced and the ratio of oil to natural gas in one of its core holdings. On September 24, 2015, the Court consolidated this lawsuit with the Gernandt action.

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

On January 12, 2016, Lisa Griggs and April Marler, on behalf of themselves and all other similarly situated, filed a putative class action petition in the District Court of Logan County, Oklahoma, against SandRidge Exploration and Production, LLC, and certain other oil and gas exploration companies. In their petition, plaintiffs assert various tort claims based upon purported damage and loss resulting from earthquakes allegedly caused by the defendants’ operations of wastewater disposal wells. Plaintiffs seek to certify a class of “all residents of Oklahoma owning real property from 2011 through the time the Class is certified.” On February 16, 2016, the defendants filed a Notice of Removal of the lawsuit to the United States District Court for the Western District of Oklahoma. On April 8, 2016, the plaintiffs filed a Motion to Remand the action back to the District Court of Logan County, Oklahoma. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

On April 11, 2016, Public Justice, on behalf of the Sierra Club, filed a civil action against SandRidge Exploration and Production, LLC, among other defendants, in the United States District Court for the Western District of Oklahoma. Plaintiff seeks declaratory and injunctive relief under the citizen suit provision of the Resource Conservation and Recovery Act (“RCRA”) to enforce alleged violations of RCRA relating to earthquakes allegedly induced by the defendants’ injection and disposal into the ground of oil and gas production wastes. Plaintiff seeks an order preliminarily and permanently enjoining the defendants by ordering them to (i) substantially reduce the amounts of production wastes being injected into the ground, (ii) reinforce vulnerable structures that current forecasts show could be impacted by large magnitude earthquakes, and (iii) establishing an independent earthquake monitoring center. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiff’s claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On March 3, 2016, Brian Thieme, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around December 27, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties containing producing oil and natural gas wells located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Sections 1 and 3 of the Sherman Antitrust Act. Plaintiff seeks to certify two separate and distinct classes of members.

On March 10, 2016, Don Beadles, in Trust for the Alva Synagogue Church, on behalf of himself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that since as early as December 2007, and continuing until at least as late as March 2012 (the “Relevant Class Period”), the defendants conspired to rig bids and otherwise depress the amounts they paid to property owners for the acquisition of oil and gas leasehold interests and producing properties located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Sections 1 and 3 of the Sherman Antitrust Act. Plaintiff seeks to certify a class of “[a]ll persons and entities that, during the Relevant Class Period, provided or sold to one of more of the Defendants (a) oil and gas leasehold interests on their property and/or (b) the producing properties, in exchange for lease payments, including but not limited to lease bonuses.”

On March 24, 2016, Janet L. Lowry, on behalf of herself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around December 27, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the price of royalty and bonus payments exchanged for purchases of oil and natural gas leasehold interests and interests in properties containing producing oil and natural gas wells located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Section 1 of the Sherman Antitrust Act. Plaintiff seeks to certify two separate and distinct classes of members. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On April 15, 2016, the United States District Court for the Western District of Oklahoma consolidated the Thieme, Beadles, and Lowry cases under the caption “In re Anadarko Basin Oil and Gas Lease Antitrust Litigation,” together with eight additional subsequently filed cases, as well as with any other cases pending in the court, alleging similar violations under the Sherman Antitrust Act and the Oklahoma Antitrust Reform Act (the “Federal Antitrust Litigation”). The Federal Antitrust Litigation is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs' claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On March 29, 2016, Harold Koppitz, on behalf of himself and all others similarly situated, filed a putative class action petition in the District Court of Woods County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around February 1, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for purchases of oil and natural gas leasehold interests located within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiff seeks to certify two separate and distinct classes of members.

On April 26, 2016, the defendants filed a Notice of Removal of the lawsuit to the United States District Court for the Western District of Oklahoma. On that same date, plaintiff voluntarily dismissed his petition. On April 29, 2016, plaintiff filed a new petition in the District Court of Woods County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants, in which plaintiff makes allegations substantially similar to the allegations contained in his original petition. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiff’s claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

On April 13, 2016, Wesley and Towanda Mallory, on behalf of themselves and all others similarly situated, filed a putative class action petition in the District Court of Stephens County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiffs allege that, commencing on or around December 27, 2007, and continuing until at least April 1, 2013 (the “Class Period”), the defendants conspired to rig bids and depress prices for oil and natural gas leasehold and working interests and producing properties within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiffs seek to certify a class of “[a]ll Oklahoma citizens and entities that, during the relevant Class Period, provided or sold to one of more of the Defendants (a) oil and gas leasehold interests on their property and/or (b) the producing properties or interests relating to land located in the Anadarko Basin Region, in exchange for lease payments, including but not limited to lease bonuses. This lawsuit is in the early stages and, accordingly, an estimate of reasonably possible losses associated with this action, if any, cannot be made until the facts, circumstances and legal theories relating to the plaintiffs’ claims and the defendants’ defenses are fully disclosed and analyzed. The Company has not established any reserves relating to this action.

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

The commencement of the Chapter 11 Cases automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 Cases in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 Cases, if confirmed as contemplated by the Restructuring Support Agreement, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases. See “Note 17 - Subsequent Events” to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion about the Company’s Chapter 11 Cases.

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2015 Form 10-K.

The Company is subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of the Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan, as well as continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•the ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;

•the ability to obtain court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	the ability to maintain relationships with the Company’s suppliers, service providers, customers, employees and other third parties;

•the ability to maintain contracts that are critical to the Company’s operations;

•the ability to execute the Company’s business plan;

•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with the Company;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a Chapter 7 proceeding; and

•	the actions and decisions of the Company’s creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with the Company’s plans.

These risks and uncertainties could affect the Company’s business and operations in various ways. For example, negative events associated with the Chapter 11 Cases could adversely affect the Company’s relationships with suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect the Company’s operations and financial condition. Also, the Company needs the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit the Company’s ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, the Company cannot accurately predict or quantify the ultimate impact of events that will occur during the Chapter 11 Cases that may be inconsistent with the Company’s plans.

Operating under Court protection for a long period of time may harm the Company’s business.

The Company’s future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Court protection could have a material adverse effect on the business, financial condition, results of operations and liquidity. So long as the Chapter 11Cases continue, the Company’s senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of the business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in the Company’s ability to reorganize the business successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 Cases continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. The Chapter 11 Cases may also require the Company to seek debtor-in-possession financing to fund operations. If the Company is unable to obtain such financing on favorable terms or at all, chances of successfully reorganizing the business may be seriously jeopardized, the likelihood that the Company instead will be required to liquidate assets may be enhanced, and, as a result, any securities in the Company could become further devalued or become worthless.

Furthermore, the Company cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, the Company’s operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for the Company to satisfy.

There are certain material conditions the Company must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 Cases, such as confirmation of the Plan and effectiveness of the Plan. The Company’s ability to timely complete such milestones is subject to risks and uncertainties that may be beyond the Company’s control.

If the Restructuring Support Agreement is terminated, the Company’s ability to confirm and consummate the Plan could be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect the Company’s ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims as the current Plan.

The Company may not be able to obtain confirmation of the Plan as outlined in the Restructuring Support Agreement.

There can be no assurance that the Plan as outlined in the Restructuring Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court. The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. For instance, the Company might receive official objections to confirmation of the Plan from the various bankruptcy committees and stakeholders in the Chapter 11 Cases. The Company cannot predict the impact that any objection might have on the Plan or on the Bankruptcy Court’s decision to confirm the Plan. Any objection may cause significant resources to be devoted in response which could materially and adversely affect the Company’s business, financial condition and results of operations.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether the Company would be able to reorganize the business and what, if any, distributions holders of claims against the Company, including holders of the Company’s secured and unsecured debt and equity, would ultimately receive with respect to their claims. There can be no assurance as to whether the Company will successfully reorganize and emerge from the Chapter 11 Cases or, if the Company does successfully reorganize, as to when it would emerge from the Chapter 11 Cases.

Trading in the Company’s securities is highly speculative and poses substantial risks. The Company expects that its existing common stock will be extinguished and the warrants proposed to be issued to existing equity holders under the Restructuring Support Agreement may not have any value.

The Restructuring Support Agreement contemplates that the Company’s outstanding Senior Secured Notes and Unsecured Notes will be converted into equity of the reorganized Company and that the existing common stock of the Company will be extinguished upon the Company’s emergence from bankruptcy. The Restructuring Support Agreement provides that all equity interests of existing equity holders will be extinguished. In addition, even if the Plan is confirmed as currently outlined in the Restructuring Support Agreement, the value of any warrants that are issued is highly speculative and the exercise prices of such warrants are based upon assumed equity values that may never be attained.

The Company’s historical financial information may not be indicative of future financial performance.

The Company’s capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to the Company upon the effective date of a plan of reorganization, assets and liabilities would be adjusted to fair values and the Company’s accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, the Company’s financial condition and results of operations following emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in the Company’s historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Company’s consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of the Company’s management, which may have an adverse effect on the Company’s business and results of operations, and the Company may face increased levels of employee attrition.

While the Chapter 11 Cases continue, management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of the Company’s business, and, as a result, on the Company’s financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the pendency of the Chapter 11 Cases, the Company’s employees will face considerable distraction and uncertainty and increased levels of employee attrition may be experienced. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on the Company’s ability to meet customer expectations, thereby adversely affecting the business and results of operations. The failure to retain or attract members of the management team and other key personnel could impair the Company’s ability to execute its strategy and implement operational initiatives, thereby having a material adverse effect on its financial condition and results of operations.

In certain instances, a Chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

There can be no assurance as to whether the Company will successfully reorganize and emerge from the Chapter 11 Cases or, if the Company does successfully reorganize, as to when it would emerge from the Chapter 11 Cases.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert the Company’s anticipated Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

For the duration of the Chapter 11 proceedings, the Company may not be able to enter into commodity derivatives covering estimated future production on favorable terms or at all.

During the Chapter 11 proceedings, the Company’s ability to enter into new commodity derivatives covering estimated future production will be dependent upon either entering into unsecured hedges or obtaining Court approval to enter into secured hedges. As a result, the Company may not be able to enter into additional commodity derivatives covering production in future periods on favorable terms or at all. If the Company cannot or chooses not to enter into commodity derivatives in the future, it could be more affected by changes in commodity prices than competitors who engage in hedging arrangements. The Company’s inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on the Company’s business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended March 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
January 1, 2016 — January 31, 2016	180,531	$0.07	N/A	N/A
February 1, 2016 — February 29, 2016	653,161	$0.04	N/A	N/A
March 1, 2016 — March 31, 2016	19,310	$0.10	N/A	N/A
Total	853,002		—
____________________

(1)
Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

As discussed in “Note 2 - Going Concern” to the accompanying unaudited condensed consolidated financial statements and “Item 2. Liquidity and Capital Resources,” included in this Quarterly Report, on March 31, 2016, the administrative agent under the First Lien Credit Agreement notified the Company that its failure to deliver financial statements without a “going concern” qualification resulted in a default under the terms of the First Lien Credit Agreement. Pursuant to the terms of the First Lien Credit Agreement, a 30-day grace period expired on April 30, 2016 and such default ripened into an event of default, which resulted in the classification of all debt as current as of March 31, 2016.

Pursuant to the First Lien Credit Agreement, on or before May 15, 2016, the Company is required to deliver (i) financial statements for the quarter ended March 31, 2016 and (ii) a compliance certificate calculating the ratios and reflecting compliance with the financial covenants therein, including the maintenance of agreed upon levels for the (a) ratio of total secured debt under the senior credit facility to EBITDA, which may not exceed 2.00:1.00 at each quarter end and (b) ratio of current assets to current liabilities, which must be at least 1.00:1.00 at each quarter end. The Company believes that it will be unable to satisfy such financial covenants resulting in an event of default under the First Lien Credit Agreement.

As of and during the three-month period ended March 31, 2016, the Company was not in compliance with all applicable financial covenants under the senior credit facility, as its ratio of current assets to current liabilities was less than 1.0:1.0 due to the classification of its long-term debt as current.

Additionally, the Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its senior credit facility, its Senior Secured Notes and its Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See “Note 17 - Subsequent Events” to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

Under the terms of the 7.0% convertible perpetual preferred stock and the 8.5% convertible perpetual preferred stock, the Company may defer payments of its cumulative semi-annual dividends. The Company has exercised its contractual right to defer regularly scheduled semi-annual payments of dividends on its preferred stock beginning with the November 2015 semi-annual dividend payment for the 7.0% convertible perpetual preferred stock and the February 2016 semi-annual dividend payment for the 8.5% convertible perpetual preferred stock, and is therefore currently in arrears with the dividend payments. As of March 31, 2016, the Company had $10.5 million and $11.3 million of dividend payments in arrears on the 7.0% convertible perpetual preferred stock and the 8.5% convertible perpetual preferred stock, respectively.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Julian Bott
Julian Bott Executive Vice President and Chief Financial Officer
Date: May 16, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of SandRidge Energy, Inc.	S-1	333-148956	3.1	1/30/2008
3.2	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated July 16, 2010	10-Q	001-33784	3.2	8/9/2010
3.3	Certificate of Amendment to the Certificate of Incorporation of SandRidge Energy, Inc., dated June 4, 2015	10-Q	001-33784	3.3	8/6/2015
3.4	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-K	001-33784	3.1	3/9/2009
10.1	Restructuring Support and Lock-Up Agreement, dated May 11, 2016	8-K	001-33784	10.1	5/16/2016
10.2†	Letter Agreement, effective as of January 1, 2016, between SandRidge Energy, Inc. and Jeffrey S. Serota					*
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
† Management contract or compensatory plan or arrangement