Form 10-Q
period 2016-06-30
SANDRIDGE ENERGY INC
filed 2016-08-15
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 8, 2016, was 719,458,145.

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

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended June 30, 2016

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$634,166	$435,588
Accounts receivable, net	81,718	127,387
Derivative contracts	21,000	84,349
Prepaid expenses	15,331	6,833
Other current assets	1,650	19,931
Total current assets	753,865	674,088
Oil and natural gas properties, using full cost method of accounting
Proved	12,029,734	12,529,681
Unproved	338,573	363,149
Less: accumulated depreciation, depletion and impairment	(11,313,610)	(11,149,888)
	1,054,697	1,742,942
Other property, plant and equipment, net	420,555	491,760
Other assets	11,791	13,237
Total assets	$2,240,908	$2,922,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$64,926	$428,417
Derivative contracts	356	573
Asset retirement obligations	8,534	8,399
Total current liabilities	73,816	437,389
Long-term debt	—	3,562,378
Asset retirement obligations	62,425	95,179
Other long-term obligations	—	14,814
Liabilities subject to compromise	4,377,611	—
Total liabilities	4,513,852	4,109,760
Commitments and contingencies (Note 10)
Equity (deficit)
SandRidge Energy, Inc. stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $265,000	3	3
7.0% Convertible perpetual preferred stock; 2,597 shares issued and outstanding at June 30, 2016; aggregate liquidation preference of $259,700; 2,770 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $277,000	3	3
Common stock, $0.001 par value; 1,800,000 shares authorized; 721,143 issued and 719,632 outstanding at June 30, 2016 and 635,584 issued and 633,471 outstanding at December 31, 2015	718	630
Additional paid-in capital	5,313,895	5,301,136
Additional paid-in capital—stockholder receivable	(1,250)	(1,250)
Treasury stock, at cost	(5,218)	(5,742)
Accumulated deficit	(7,581,074)	(6,992,697)
Total SandRidge Energy, Inc. stockholders’ deficit	(2,272,923)	(1,697,917)
Noncontrolling interest	(21)	510,184
Total stockholders’ deficit	(2,272,944)	(1,187,733)
Total liabilities and stockholders’ deficit	$2,240,908	$2,922,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Oil, natural gas and NGL	$95,662	$214,532	$180,037	$410,264
Midstream and marketing	3,254	8,606	7,541	17,370
Drilling and services	224	5,241	1,456	15,086
Other	281	1,228	719	2,195
Total revenues	99,421	229,607	189,753	444,915
Expenses
Production	42,686	81,776	89,968	171,274
Production taxes	2,121	4,382	3,829	8,896
Cost of sales	471	4,884	4,739	17,711
Midstream and marketing	756	7,724	1,840	15,831
Depreciation and depletion—oil and natural gas	27,952	94,298	60,278	200,405
Depreciation and amortization—other	6,974	12,508	13,809	25,855
Accretion of asset retirement obligations	1,387	1,111	2,975	2,191
Impairment	253,629	1,489,391	363,743	2,573,257
General and administrative	31,024	38,382	105,302	74,531
Loss (gain) on derivative contracts	7,969	33,004	5,161	(16,823)
Loss on settlement of contract	1,092	—	90,184	—
Gain on sale of assets	(1,330)	(2,770)	(3,210)	(4,674)
Total expenses	374,731	1,764,690	738,618	3,068,454
Loss from operations	(275,310)	(1,535,083)	(548,865)	(2,623,539)
Other (expense) income
Interest expense (excludes $37.7 million of contractual interest expense on debt subject to compromise for the three and six month-periods ended June 30, 2016)	(41,605)	(73,727)	(122,756)	(136,569)
(Loss) gain on extinguishment of debt	(152)	17,934	41,179	17,934
Reorganization items, net	(200,918)	—	(200,918)	—
Other income, net	2,077	2,170	2,230	1,634
Total other expense	(240,598)	(53,623)	(280,265)	(117,001)
Loss before income taxes	(515,908)	(1,588,706)	(829,130)	(2,740,540)
Income tax expense	3	25	7	65
Net loss	(515,911)	(1,588,731)	(829,137)	(2,740,605)
Less: net loss attributable to noncontrolling interest	—	(220,249)	—	(337,170)
Net loss attributable to SandRidge Energy, Inc.	(515,911)	(1,368,482)	(829,137)	(2,403,435)
Preferred stock dividends	5,440	7,074	16,321	17,955
Loss applicable to SandRidge Energy, Inc. common stockholders	$(521,351)	$(1,375,556)	$(845,458)	$(2,421,390)
Loss per share
Basic	$(0.73)	$(2.78)	$(1.20)	$(4.98)
Diluted	$(0.73)	$(2.78)	$(1.20)	$(4.98)
Weighted average number of common shares outstanding
Basic	718,102	495,153	703,943	486,704
Diluted	718,102	495,153	703,943	486,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Six Months Ended June 30, 2016
Balance at December 31, 2015	5,420	$6	633,471	$630	$5,299,886	$(5,742)	$(6,992,697)	$510,184	$(1,187,733)
Cumulative effect of adoption of ASU 2015-02	—	—	—	—	—	—	257,081	(510,205)	(253,124)
Purchase of treasury stock	—	—	—	—	—	(41)	—	—	(41)
Retirement of treasury stock	—	—	—	—	(41)	41	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	603	—	(860)	524	—	—	(336)
Stock-based compensation	—	—	—	—	9,339	—	—	—	9,339
Cancellations of restricted stock awards, net of issuance	—	—	(2,571)	2	(2)	—	—	—	—
Common stock issued for debt	—	—	84,390	84	4,325	—	—	—	4,409
Conversion of preferred stock to common stock	(173)	—	2,220	2	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(829,137)	—	(829,137)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(16,321)	—	(16,321)
Balance at June 30, 2016	5,247	$6	718,113	$718	$5,312,645	$(5,218)	$(7,581,074)	$(21)	$(2,272,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(829,137)	$(2,740,605)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for doubtful accounts	16,705	—
Depreciation, depletion and amortization	74,087	226,260
Accretion of asset retirement obligations	2,975	2,191
Impairment	363,743	2,573,257
Reorganization items, net	200,918	—
Debt issuance costs amortization	4,996	4,636
Amortization of discount, net of premium, on debt	2,734	285
Gain on extinguishment of debt	(41,179)	(17,934)
Write off of debt issuance costs	—	7,108
Gain on debt derivatives	(1,324)	—
Cash paid for early conversion of convertible notes	(33,452)	—
Loss (gain) on derivative contracts	5,161	(16,823)
Cash received on settlement of derivative contracts	57,970	211,323
Loss on settlement of contract	90,184	—
Cash paid on settlement of contract	(11,000)	—
Gain on sale of assets	(3,210)	(4,674)
Stock-based compensation	7,850	11,533
Other	(42)	680
Changes in operating assets and liabilities	(47,020)	61,757
Net cash (used in) provided by operating activities	(139,041)	318,994
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(126,245)	(636,822)
Acquisition of assets	(1,397)	(3,475)
Proceeds from sale of assets	16,734	11,462
Net cash used in investing activities	(110,908)	(628,835)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	488,900	2,190,000
Repayments of borrowings	(40,000)	(940,000)
Debt issuance costs	(332)	(39,129)
Noncontrolling interest distributions	—	(84,690)
Purchase of treasury stock	(41)	(2,714)
Dividends paid — preferred	—	(11,262)
Net cash provided by financing activities	448,527	1,112,205
NET INCREASE IN CASH AND CASH EQUIVALENTS	198,578	802,364
CASH AND CASH EQUIVALENTS, beginning of year	435,588	181,253
CASH AND CASH EQUIVALENTS, end of period	$634,166	$983,617
Supplemental Disclosure of Noncash Investing and Financing Activities
Cumulative effect of adoption of ASU 2015-02	$(247,566)	$—
Property, plant and equipment transferred in settlement of contract	$(215,635)	$—
Change in accrued capital expenditures	$16,613	$149,066
Equity issued for debt	$4,409	$(31,396)
Preferred stock dividends paid in common stock	$—	$(6,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Chapter 11 Proceedings

On May 16, 2016, the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its senior credit facility, its Senior Secured Notes (as defined below) and its Unsecured Notes (as defined below). Under the Bankruptcy Code, the creditors under such agreements and instruments are stayed from taking any action against the Company as a result of an event of default.

Debtor-In-Possession. The Company and the Debtors are currently operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted motions filed by the Company that were designed primarily to mitigate the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. As a result, the Company is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing and is authorized to pay and has paid certain pre-petition obligations, including for employee wages and benefits, goods and services provided by certain vendors, transportation of the Company's production, royalties and costs incurred on the Company’s behalf by other working interest owners. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Restructuring Support Agreement. Prior to the filing of the Bankruptcy Petitions, on May 11, 2016, the Company entered into a restructuring support and lock-up agreement (including term sheets and other exhibits attached thereto, the “Restructuring Support Agreement” or “RSA”). The RSA sets forth, subject to certain conditions, the commitments and obligations of the Debtors and the Consenting Creditors (as defined in the RSA) to support a comprehensive restructuring of the Company’s long-term debt (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through a plan of reorganization (the “Plan”) filed in the Chapter 11 proceedings as described further below.

The RSA commits each of the Debtors to, among other things, and subject to certain conditions: (a) support and take all reasonably necessary and appropriate actions to obtain approval by the Bankruptcy Court of the Plan and to effectuate the Restructuring Transactions, (b) take no action that is inconsistent or is likely to interfere with the Restructuring Transactions, and (c) comply with certain operating covenants.

The RSA may be terminated upon the occurrence of certain events, including, the failure to meet certain milestones related to the consensual use of cash collateral and the Plan, and upon certain breaches by the Debtors and the Consenting Creditors under the RSA. The RSA is subject to termination if the effective date of the Plan has not occurred within 225 days of the bankruptcy filing. There can be no assurance that the Plan will be consummated.

Plan of Reorganization. The Company filed the Plan and a related disclosure statement with the Bankruptcy Court on May 18, 2016. The Plan is subject to approval by the Bankruptcy Court. On July 15, 2016, the Bankruptcy Court approved the Company’s disclosure statement with respect to the Plan, and the Company is in the process of soliciting votes with respect to the Plan. The Company intends to seek confirmation of the Plan at a hearing before the Bankruptcy Court, currently scheduled to begin September 6, 2016.

If the Plan is confirmed by the Bankruptcy Court, the Debtors would exit Chapter 11 pursuant to the terms of the Plan. Under the Plan, the claims against and interests in the Debtors are organized into classes based, in part, on their respective priorities. The Plan provides that, upon emergency from bankruptcy:

•
First Lien Credit Agreement. Claims under the senior credit facility will receive their proportionate share of (a) $35.0 million in cash and (b) participation in the $425.0 million New First Lien Exit Facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
Senior Secured Note Claims. The Senior Secured Notes will receive their proportionate share of (a) the New Mandatory Convertible Debt, and (b)  85% of the post-reorganization new common stock in the reorganized Company (the “New Common Stock”), as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by (i) the Warrants, (ii) a Rights Offering, if any, and (iii) the Employee Incentive Plan. Holders of Senior Secured Notes may also be entitled to participate in the Rights Offering under specified circumstances.

•
General Unsecured Claims. The Company’s general unsecured claims, including the Unsecured Notes, will receive their proportionate share of (a) $10.0 million in cash, (b) 15% of the New Common Stock, as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by the Employee Incentive Plan, the Rights Offering, and the Warrants, (c) the Warrants, (d) the cash proceeds of the $35.0 million New Building Note, and (e) the Rights Offering. Holders of general unsecured claims, including the Unsecured Notes, may also be entitled to participate in the Rights Offering under specified circumstances.

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

The Plan provides for the following new debt and other instruments:

•
New First Lien Exit Facility. The New First Lien Exit Facility will have an initial borrowing base of $425.0 million with no borrowing base redeterminations to occur until October 2018 and semiannual borrowing base redeterminations thereafter. The New First Lien Exit Facility will mature on the earlier of March 31, 2020, or 40 months from the Effective Date, with interest payable quarterly at LIBOR plus 4.75% per annum, subject to a 1.00% LIBOR floor. The New First Lien Exit Facility will be secured by (i) first-priority mortgages on at least 95% of the present value of the proved developed producing reserves and 95% of the present value of all proved reserves included in the most recently delivered reserve report, (ii) a first-priority perfected pledge of capital stock of each credit party and their respective wholly owned subsidiaries and (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible (other than the Company’s corporate buildings in Oklahoma City) and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing). The New First Lien Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants, and various other covenants and representations and warranties.

•
New Mandatory Convertible Debt. The New Mandatory Convertible Debt will have a principal amount of $300.0 million. The New Mandatory Convertible Debt will mandatorily convert to 46.5% of the New Common Stock no later than four years after the Effective Date or upon the occurrence of certain specified conversion events. The New Mandatory Convertible Debt is subject to being fully or partially secured by springing liens in the same collateral as the New First Lien Exit Facility only upon the occurrence of certain specified litigation events expected to result in a material adverse effect on the business of the reorganized Company.

•
Warrants. The Warrants to purchase up to 12.5% of the New Common Stock will be exercisable at any time, in whole or in part, until their expiration date for a per share price based upon a $1.625 billion aggregate value of the New Common Stock at the trailing 30-day volume-weighted average price. The expiration date for the Warrants will be six years from the Effective Date.

•
New Building Note. The New Building Note will have a principal amount of $35.0 million and be secured by first priority mortgages on the Company’s headquarters facility and certain other non-oil and gas real property located in downtown Oklahoma City, Oklahoma. Interest will be payable on the New Building Note at 6% per annum for the first year following the Effective Date, 8% per annum for the second year following the Effective Date, and 10% thereafter through maturity. Interest will be payable in kind from the Effective Date through the earlier of September 30, 2020, 46 months from the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Effective Date or 90 days after the refinancing or repayment of the New First Lien Exit Facility and thereafter in cash. The New Building Note will mature five years after the Effective Date. Under the Restructuring Support Agreement, certain holders of the Unsecured Notes have committed to purchase the New Building Note. On July 14, 2016, the Company conducted an auction for the New Building Note, which auction yielded a winning bid in the amount of $27.0 million in cash.

The Plan contemplates the following additional terms, among others:

•
Consensual Cash Collateral Use. The Company intends to fund ongoing operations and other cash needs during the Chapter 11 proceedings with cash on hand and cash from operations. Under the RSA, the Consenting Creditors have consented to the use of cash collateral during the Chapter 11 Cases through the effective date of the Plan, subject to certain terms, conditions, and termination events.

•
Releases. The Plan provides for releases of specified claims held by the Debtors, the Consenting Creditors, and certain other specified parties against one another and for customary exculpations and injunctions.

•
Employee Incentive Plan. The Employee Incentive Plan contemplates the issuance of up to 10% of pro forma ownership interests in the reorganized Company to officers and/or other employees of the reorganized Company. The Employee Incentive Plan will be subject to approval of the board of directors of the reorganized Company.

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Potential Claims. The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, (the “bar date”), which was set by the Bankruptcy Court as July 22, 2016.

Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be reconciled and resolved to within an immaterial amount in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently asserted.

Reorganization Expenses. The Company and the Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, certain costs associated with the bankruptcy proceedings have been recorded as reorganization items within our accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016. For additional information, see “Reorganization Items” below.

Financial Statement Classification of Liabilities Subject to Compromise. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2016, includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 case. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise includes amounts related to the rejection of various executory contracts and unexpired leases. Additional amounts may be included in liabilities subject to compromise in future periods if additional executory contracts and unexpired leases are rejected. Conversely, to the extent that executory contracts or unexpired leases are not rejected and are instead assumed, liabilities associated therewith would constitute post-petition liabilities which will be satisfied in full under the Plan. The nature of many of the potential claims arising under the Debtors’ executory contracts and unexpired leases has not been determined at this time, and therefore, such claims are not reasonably estimable at this time and may be material.

The following table summarizes the components of liabilities subject to compromise included on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2016 (in thousands):

June 30, 2016
Current maturities of long-term debt and accrued interest	$4,179,185
Accounts payable and accrued expenses	189,766
Other long-term liabilities	8,660
Liabilities subject to compromise	$4,377,611

Reorganization Items. The Company and the Debtors have incurred significant one-time costs associated with the reorganization, primarily the write-off of unamortized debt issuance costs and related unamortized debt premiums, discounts and derivatives, as well as adjustments for estimated allowable claims related to the Company’s legal proceedings and executory contracts approved for rejection by the Bankruptcy Court, and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. These costs, which are being expensed as incurred, significantly impact the Company’s results of operations.

The following table summarizes the components included in reorganization items in the Company’s accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016 (in thousands):

Unamortized debt premiums and discounts	$(95,296)
Unamortized debt issuance costs	(63,287)
Debt holder conversion feature and mandatory prepayment feature - PGC Senior Secured Notes	9,777
Estimated litigation claims	(20,478)
Rejection of executory contracts	(18,161)
Ad valorem and franchise taxes	(3,494)
Legal and professional fees and expenses	(10,759)
Adjustment of pre-petition accounts payable settlements	780
Reorganization items	$(200,918)

A non-cash charge to write-off all of the unamortized debt issuance costs and associated discounts and premiums, as applicable, related to the senior credit facility, Senior Secured Notes and the Unsecured Notes is included in reorganization items as these debt instruments are expected to be impacted by the Chapter 11 proceedings. Legal and professional fees and expenses included in reorganization items represent post-petition costs incurred as a result of the restructuring process and are included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet at June 30, 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2015 have been derived from the audited financial statements contained in the Company’s 2015 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2015 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the information in the Company’s accompanying unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2015 Form 10-K. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Given risks involved with respect to the Chapter 11 proceedings, there is no assurance that the Company will emerge from bankruptcy proceedings as a going concern, and the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are also subject to uncertainty. As a result of these uncertainties, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

The Company has applied Accounting Standards Codification (“ASC”) 852 “Reorganizations” in preparing the unaudited condensed consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Bankruptcy Court, and unamortized deferred financing costs, premiums, discounts and derivatives associated with debt classified as liabilities subject to compromise, are recorded as reorganization items. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the unaudited condensed consolidated balance sheet at June 30, 2016 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 1 for more information regarding reorganization items.

While operating as debtors in possession under the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in the consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan or reorganization could materially change the amounts and classification in the Company’s historical financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries. During the six-month period ended June 30, 2015, the Company fully consolidated the activities of the Royalty Trusts as variable interest entities (“VIEs”) for which the Company was the primary beneficiary. Activities of the Royalty Trusts attributable to third party ownership were presented as noncontrolling interest and included as a component of equity in the condensed consolidated balance sheet as of December 31, 2015. As discussed further below, during the six-month period ended June 30, 2016, the Company proportionately consolidated the activities of the Royalty Trusts. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies. For a description of the Company’s significant accounting policies, see Note 1 of the consolidated financial statements included in the 2015 Form 10-K as well as the items noted below.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and natural gas liquids (“NGL”) reserves; impairment tests of long-lived assets; depreciation, depletion and amortization; asset retirement obligations; determinations of significant alterations to the full cost pool and related estimates of fair value used to allocate the full cost pool net book value to divested properties, as necessary; income taxes; valuation of derivative instruments; contingencies; accrued revenue and related receivables; and estimation of liabilities subject to compromise. Although management believes these estimates are reasonable, actual results could differ significantly.

Recent Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model, affecting all reporting entities involved with limited partnerships or similar entities, particularly industries such as the oil and gas, transportation and real estate sectors. The guidance simplifies and improves current guidance by placing more emphasis on risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE. The requirements of the guidance were effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company adopted this guidance on January 1, 2016, which resulted in the determination that the Royalty Trusts no longer qualify as VIEs. As a result, for the three and six-month periods ended June 30, 2016, the Company proportionately consolidated the activities of the Royalty Trusts. Under the proportionate consolidation method, the Company accounts for only its share of each Royalty Trust’s asset, liabilities, revenues and expenses within the appropriate classifications in the accompanying unaudited condensed consolidated financial statements. The Company adopted the provisions of ASU 2015-02 on a modified retrospective approach by recording a cumulative-effect adjustment as of January 1, 2016 that resulted in decreases of approximately $243.4 million to total assets and approximately $510.2 million to noncontrolling interest and increases of approximately $9.7 million to accounts payable and approximately $257.1 million to retained earnings.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective on a retrospective basis for annual periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The guidance was adopted on January 1, 2016, and resulted in a decrease of approximately $69.1 million to other assets and current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet for the year ended December 31, 2015, with no impact to the accompanying unaudited condensed consolidated statements of operations. See Note 1 for treatment and classification of unamortized debt issuance costs subsequent to filing the Chapter 11 petitions. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which excludes line-of-credit debt issuance costs from the scope of ASU 2015-03. The guidance was adopted on January 1, 2016 in conjunction with the adoption of ASU 2015-03 by making an accounting policy election to present line-of-credit arrangement debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The adoption of this policy resulted in no impact to the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Share-Based Payment Accounting” which was part of the FASB simplification initiative and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance requires adoption by various application methods. All amendments must be adopted in the same period. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

3. Divestiture

Divestiture of West Texas Overthrust (the “WTO”) Properties and Release from Treating Agreement. On January 21, 2016, the Company paid $11.0 million in cash and transferred ownership of substantially all of its oil and natural gas properties and midstream assets located in the Piñon field in the WTO to Occidental Petroleum Corporation (“Occidental”) and was released from all past, current and future claims and obligations under an existing 30 year treating agreement between the companies. As of the date of the transaction, the Company had accrued approximately $111.9 million for penalties associated with shortfalls in meeting its delivery requirements under the agreement since it became effective in late 2012. The Company recognized a loss of approximately $89.1 million on the termination of the treating agreement and the cease-use of transportation agreements that supported production from the Piñon field and reduced its asset retirement obligations associated with its oil and natural gas properties by $34.1 million.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in each level of the hierarchy as of June 30, 2016 and December 31, 2015, as described below.

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

Mandatory Prepayment Feature - PGC Senior Secured Notes. In conjunction with the acquisition of and termination of a gathering agreement with Piñon Gathering Company, LLC (“PGC”) in October 2015, the Company issued the PGC Senior Secured Notes with a $78.0 million principal value. These notes bear payment terms identical to and are secured by the same assets as the 8.75% Senior Secured Notes due 2020 issued by the Company in June 2015 as discussed in Note 6. The 8.75% Senior Secured Notes due 2020 issued in June 2015 and PGC Senior Secured Notes (collectively, “Senior Secured Notes”) mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes mature on October 16, 2019. The issuance of the PGC Senior Secured Notes at a substantial discount, as discussed in Note 6 and Note 7, resulted in the treatment of the mandatory prepayment feature contained in those notes as an embedded derivative that met the criteria to be bifurcated from its host contract, the PGC Senior Secured Notes, and accounted for separately from those notes. Prior to the Chapter 11 filings, the mandatory prepayment feature contained in the PGC Senior Secured Notes was recorded at fair value each reporting period based upon values determined through the use of discounted cash flow models of the PGC Senior Secured Notes both (i) with the mandatory prepayment feature and (ii) excluding the mandatory prepayment feature. Subsequent to the Chapter 11 filings in May 2016, the value of the mandatory repayment feature of $2.5 million was written off and is included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 Fair Value Measurements

Commodity Derivative Contracts. The fair values of the Company’s natural gas basis swaps are based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these commodity derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s natural gas basis swaps is the estimate of future natural gas basis differentials. Significant increases (decreases) in natural gas basis differentials could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of the Company’s natural gas basis swaps at June 30, 2016 and December 31, 2015 are included in the table below.

Unobservable Input	Range			Weighted Average	Fair Value
	(Price per Mcf)				(In thousands)
June 30, 2016
Natural gas basis differential forward curve	$(0.09)	–	$(0.26)	$(0.19)	$(356)
December 31, 2015
Natural gas basis differential forward curve	$(0.06)	–	$(0.28)	$(0.22)	$(1,748)

Debt Holder Conversion Feature. The Company’s 8.125% Convertible Senior Notes due 2022 and 7.5% Convertible Senior Notes due 2023 (collectively, the “Convertible Senior Unsecured Notes” and together with the Senior Unsecured Notes, the “Unsecured Notes”), each contain a conversion option whereby, prior to the Chapter 11 filings, the Convertible Senior Unsecured Notes holders had the option to convert the notes into shares of Company common stock. Further, with respect to any such conversions prior to the second anniversary of the issuance of the Convertible Senior Unsecured Notes, in addition to the shares deliverable upon conversion, holders were entitled to receive an early conversion payment. These conversion features were identified as embedded derivatives that met the criteria to be bifurcated from their host contracts, the Convertible Senior Unsecured Notes, and accounted for separately from those notes. Prior to the Chapter 11 filings, the holder conversion features were recorded at fair value each reporting period. Subsequent to the Chapter 11 filings in May 2016, the value of the debt holder conversion features of $7.3 million was written off and is included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016.

The fair values of the holder conversion features were determined using a binomial lattice model based on certain assumptions including (i) the Company’s stock price, (ii) risk-free rate, (iii) recovery rate, (iv) hazard rate and (v) expected volatility. The significant unobservable input used in the fair value measurement of the conversion features is the hazard rate, an estimate of default probability. Significant increases (decreases) in the hazard rate could result in significantly (lower) higher fair value measurement. The significant unobservable inputs and range and weighted average of these inputs used in the fair value measurement of the conversion options at December 31, 2015 are included in the table below.

Unobservable Input	Range			Weighted Average	Fair Value
					(In thousands)
Debt conversion feature hazard rate	114.0%	–	135.2%	119.2%	$29,355

See further discussion of the Convertible Senior Unsecured Notes at Note 6.

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

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

June 30, 2016

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$21,000	$—	$—	$21,000
Investments	6,647	—	—	—	6,647
	$6,647	$21,000	$—	$—	$27,647
Liabilities
Commodity derivative contracts	$—	$—	$356	$—	$356
	$—	$—	$356	$—	$356

December 31, 2015

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$85,524	$—	$(1,175)	$84,349
Investments	10,106	—	—	—	10,106
	$10,106	$85,524	$—	$(1,175)	$94,455
Liabilities
Commodity derivative contracts	$—	$—	$1,748	$(1,175)	$573
Debt holder conversion feature	—	—	29,355	—	29,355
Mandatory prepayment feature - PGC Senior Secured Notes	—	2,941	—	—	2,941
	$—	$2,941	$31,103	$(1,175)	$32,869
____________________
(1)Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Level 3 - Commodity Derivative Contracts. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for commodity derivative contracts during the three and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$(1,162)	$1,332	$(1,748)	$350
Purchases	—	—	—	(1,847)
Gain (loss) on commodity derivative contracts	806	(3,539)	1,392	(710)
Ending balance	$(356)	$(2,207)	$(356)	$(2,207)

Losses due to changes in fair value of the Company’s Level 3 commodity derivative contracts have been included in loss (gain) on derivative contracts in the accompanying unaudited condensed consolidated statements of operations. See Note 7 for further discussion of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 - Debt Holder Conversion Feature. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for debt holder conversion features during the three and six-month periods ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Beginning balance	$7,281	$29,355
Gain on derivative holder conversion feature	—	(880)
Conversions	—	(21,194)
Write off of derivative holder conversion feature to reorganization items	(7,281)	(7,281)
Ending balance	$—	$—

Prior to commencement of the Chapter 11 Proceedings, the fair value of the conversion features were determined quarterly with changes in fair value recorded as interest expense.

Level 3 - Guarantee. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for the guarantee during the three and six-month periods ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Beginning balance	$4,791	$5,104
Gain on guarantee	(1,055)	(1,368)
Ending balance	$3,736	$3,736

While in effect, the fair value of the guarantee was determined quarterly with changes in fair value recorded as an adjustment to the full cost pool.

Transfers. The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three and six-month periods ended June 30, 2016 and 2015, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Financial Instruments

The Company measures the fair value of its Senior Secured Notes, its 8.75% Senior Notes due 2020, 7.5% Senior Notes due 2021, 8.125% Senior Notes due 2022, and 7.5% Senior Notes due 2023 (collectively, the “Senior Unsecured Notes”) and the Convertible Senior Unsecured Notes using pricing that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016 (1)		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Secured Notes	$544,752	$1,328,000	$403,098	$1,265,814
Senior Unsecured Notes
8.75% Senior Notes due 2020	$24,867	$395,935	$39,740	$389,232
7.5% Senior Notes due 2021	$43,759	$757,767	$79,812	$751,087
8.125% Senior Notes due 2022	$30,224	$527,737	$57,749	$518,693
7.5% Senior Notes due 2023	$33,184	$543,561	$58,799	$534,869
Convertible Senior Unsecured Notes
8.125% Convertible Senior Notes due 2022	$102	$40,694	$44,199	$78,290
7.5% Convertible Senior Notes due 2023	$118	$46,900	$15,125	$24,393
____________________

(1)
Includes write-off of discounts and derivatives associated with the 8.75% Senior Secured Notes, 8.75% Senior Notes due 2020, 7.5% Senior Notes due 2023, 8.125% Senior Notes due 2022, discounts and derivatives associated with the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Convertible Senior Notes due 2022 and 7.5% Convertible Senior Notes due 2023, and premium associated with the 7.5% Senior Notes due 2021 due to the Company's Chapter 11 proceedings.

All of the Company’s senior notes are stated at carrying value, which has been adjusted to par value, in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016. See Note 6 for discussion of the Company’s debt.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Oil and natural gas properties
Proved(1)	$12,029,734	$12,529,681
Unproved	338,573	363,149
Total oil and natural gas properties	12,368,307	12,892,830
Less accumulated depreciation, depletion and impairment	(11,313,610)	(11,149,888)
Net oil and natural gas properties capitalized costs	1,054,697	1,742,942
Land	5,210	14,260
Non-oil and natural gas equipment(2)	306,989	373,687
Buildings and structures(3)	230,685	227,673
Total	542,884	615,620
Less accumulated depreciation and amortization	(122,329)	(123,860)
Other property, plant and equipment, net	420,555	491,760
Total property, plant and equipment, net	$1,475,252	$2,234,702
____________________

(1)	Includes cumulative capitalized interest of approximately $50.9 million and $48.9 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both June 30, 2016 and December 31, 2015.

(3)	Includes cumulative capitalized interest of approximately $20.4 million at both June 30, 2016 and December 31, 2015.

The Company reduced the net carrying value of its oil and natural gas properties by $251.0 million and $359.4 million during the three and six-month periods ended June 30, 2016, as a result of its quarterly full cost ceiling analysis. See Note 2 for discussion of the proportionate consolidation of the Royalty Trusts for the three and six-month periods ended June 30, 2016.

The Company disposed of certain drilling and oilfield services assets previously classified as held for sale during 2016 and recorded losses on the sale of those assets of $2.7 million and $1.6 million for the three and six-month periods ended June 30, 2016, which are included in gain on sale of assets in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2016, the Company has remaining drilling and oilfield services assets with a net book value of $1.4 million classified as held for sale in the other current assets line of the accompanying unaudited condensed consolidated balance sheet, and expects to dispose of these assets prior to the fourth quarter of 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Debt

Chapter 11 Proceedings

The Chapter 11 filings constituted an event of default with respect to the Company’s existing debt obligations. As a result of the Chapter 11 filings, the obligations arising under the Company's pre-petition senior credit facility, Senior Secured Notes, Senior Unsecured Notes and Convertible Senior Unsecured Notes became immediately due and payable, but the enforcement of any obligations thereunder was automatically stayed as a result of the Chapter 11 filings.

Reclassification of Debt. The balance outstanding under the senior credit facility of $448.9 million, par value of the Senior Secured Notes of $1.3 billion, par value of the Senior Unsecured Notes of $2.2 billion and par value of the Convertible Senior Unsecured Notes of $87.6 million have been reclassified as liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at June 30, 2016. Additionally, a non-cash charge to write off all of the related unamortized debt issuance costs and associated discounts and premiums of approximately $158.6 million and the fair value of associated debt derivatives of $9.8 million as of May 16, 2016 related to the Company's debt is included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016, as discussed in Note 1.

See Note 5 for the fair values and carrying values of the senior notes outstanding at June 30, 2016 and December 31, 2015, respectively. As of December 31, 2015, there were no amounts outstanding under the senior credit facility, and the carrying values of the senior notes were net of unamortized discounts, premiums, and deferred costs of $342.6 million, and included the fair value of debt derivatives of $32.3 million.

Senior Credit Facility

The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated its obligations under the senior credit facility. Due to the Chapter 11 proceedings, however, most acts to exercise remedies under the Company’s credit facility, including those related to defaults of various financial covenants and ratios, were stayed as of May 16, 2016, the date of the Chapter 11 petition filing, and continue to be stayed. No further funds are available to the Company under the credit facility.

The terms of the senior credit facility contain certain financial covenants, including maintenance of agreed upon levels for the (a) ratio of total secured debt under the senior credit facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which could not exceed 2.00:1.00 at each quarter end and (b) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. For the purpose of the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s commodity derivative contracts are disregarded. The senior credit facility matures by its terms on the earlier of March 2, 2020 and 91 days prior to the earliest date of any maturity under or mandatory offer to repurchase the Company’s currently outstanding notes.

The senior credit facility also contains various covenants that limit the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. The terms of the senior credit facility allow the Company to redeem or purchase outstanding Senior Unsecured Notes for up to $275.0 million in cash subject to certain limitations. Additionally, the senior credit facility limits the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. See Note 1 for information regarding the Company’s Bankruptcy Petitions and the Chapter 11 proceedings.

The obligations under the senior credit facility are guaranteed by certain Company subsidiaries and are required to be secured by first priority liens on all shares of capital stock of certain of the Company’s material present and future subsidiaries, all of the Company’s intercompany debt, and certain of the Company’s other assets, including proved oil, natural gas and NGL reserves representing at least 80.0% of the discounted present value (as defined in the senior credit facility) of proved oil, natural gas and NGL reserves of the Company.

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

On March 11, 2016, the administrative agent notified the Company that the lenders had elected to reduce the borrowing base to $340.0 million from $500.0 million pursuant to a special redetermination. On April 20, 2016, the Company submitted for consideration by its lenders additional properties to serve as collateral under the senior credit facility to support a borrowing base of $500.0 million. On May 11, 2016, in connection with the execution of the RSA and in exchange for waivers from the requisite percentage of lenders with respect to certain specified defaults and events of defaults under the senior credit facility, the Company permanently repaid $40.0 million of borrowings to the lenders, which payment correspondingly reduced the lenders’ commitments. See Note 1 for further discussion of the senior credit facility and the plan of reorganization.

The senior credit facility had $448.9 million drawn at June 30, 2016 and had $10.2 million in outstanding letters of credit. Additionally, at June 30, 2016, the Company had incurred $1.3 billion in junior lien debt subject to an intercreditor agreement as a result of the issuance of Senior Secured Notes in June 2015 and the PGC Senior Secured Notes in October 2015.

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

Additionally, the Company issued $78.0 million par value of the PGC Senior Secured Notes in conjunction with the acquisition of and termination of a gathering agreement with PGC in October 2015. Because the PGC Senior Secured Notes were issued as partial consideration for the acquisition and termination, these notes were recorded at fair value of approximately $50.3 million, which included mandatory prepayment feature liabilities and a discount. Fair value at issuance was determined based upon the then-current market value of the Senior Secured Notes. The unamortized portions of the discount and the carrying value of the mandatory prepayment feature as of the date of the Chapter 11 filings, May 16, 2016, were written off to reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016 as noted above.

The Company accrued interest on its Senior Secured Notes at a fixed rate of 8.75% prior to the Chapter 11 filings, with no interest accrued subsequent to the filings. The Senior Secured Notes are by their terms redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on a second-priority secured basis by certain of the Company’s wholly owned subsidiaries.

The Senior Secured Notes are secured by second-priority liens on all of the Company’s assets that secure the senior credit facility on a first-priority basis; provided, however, the security interest in those assets that secure the Senior Secured Notes and the guarantees are contractually subordinated to liens thereon that secure the credit facility and certain other permitted indebtedness. Consequently, the Senior Secured Notes and the guarantees are effectively subordinated to the credit facility and such other indebtedness to the extent of the value of such assets.

Maturity Date and Mandatory Prepayment Feature. Pursuant to the indenture, the Senior Secured Notes mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes mature on October 16, 2019. See further discussion of the mandatory prepayment feature Note 4 and Note 7, which with respect to the PGC Senior Secured Notes was an embedded derivative that was accounted for separately from these notes, prior to being written-off to reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016, as discussed in Note 1.

Indenture. The indenture governing the Senior Secured Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the payment of dividends, incurrence of indebtedness, create liens, enter into consolidations or mergers, purchase or redeem stock or subordinated or unsecured indebtedness, certain dispositions and transfers

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

of assets, transactions with related parties, make investments and refinance certain indebtedness. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its Senior Secured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 1 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 proceedings.

Senior Unsecured Notes

The Company accrued interest on its Senior Unsecured Notes at a fixed rate through the date of the Chapter 11 filings, with no interest accrued subsequent to the filings. The Senior Unsecured Notes are by their terms redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. See Note 14 for condensed financial information of the subsidiary guarantors. Certain of the Senior Unsecured Notes were issued at a discount or a premium. Prior to the Chapter 11 filings, the discount or premium was amortized to interest expense over the term of the respective series of Senior Unsecured Notes. The unamortized portions of the discount or premium as of the date of the Chapter 11 filings, May 16, 2016, were written off to reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016 as noted above.

The unamortized portion of the debt issuance costs associated with the Senior Unsecured Notes as of the date of the Chapter 11 filings, May 16, 2016, was written off to reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016 as noted above.

Indentures. Each of the indentures governing the Company’s Senior Unsecured Notes contains covenants that restrict the Company’s ability to take a variety of actions, including limitations on the incurrence of indebtedness, payment of dividends, investments, asset sales, certain asset purchases, transactions with related parties and consolidations or mergers. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its Senior Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 1 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 proceedings.

Convertible Senior Unsecured Notes

The Convertible Senior Unsecured Notes were issued in conjunction with exchanges and repurchases of Senior Unsecured Notes that took place in August and October 2015. The Convertible Senior Unsecured Notes are guaranteed by the same guarantors that guarantee the Senior Unsecured Notes and are subject to covenants and bear payment terms substantially identical to those of the corresponding series of Senior Unsecured Notes of similar tenor, other than the conversion features, described further below, and the extension of the final maturity by one day. The Company accrued interest on its Convertible Senior Unsecured Notes at a fixed rate through the date of the Chapter 11 filings, with no interest accrued subsequent to the filings. The transactions were determined to be an extinguishment of each of the Senior Unsecured Notes exchanged. As such, the newly-issued Convertible Senior Unsecured Notes were recorded at fair value on the date of issuance.

The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its Convertible Senior Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default, and further conversions of the Convertible Senior Unsecured Notes into shares of the Company’s common stock were also stayed. See Note 1 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

Conversions to Common Stock. During the six-month period ended June 30, 2016, holders of $200.5 million aggregate principal amount ($67.4 million net of discount and including holders’ conversion feature) of 8.125% Convertible Senior Notes due 2022 and $31.6 million aggregate principal amount ($10.4 million net of discount and holders’ conversion feature) of 7.5% Convertible Senior Notes due 2023 exercised conversion options applicable to those notes, resulting in the issuance of approximately 84.4 million shares of Company common stock and aggregate cash payments of $33.5 million for accrued interest and early conversion payments. The conversions resulted in a gain on extinguishment of debt totaling $41.3 million, including the write off of $4.3 million of net unamortized debt issuance costs, which is included in other income on the unaudited condensed consolidated statement of operations for the six-month period ended June 30, 2016. There were no conversions during the three-month period ended June 30, 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7. Derivatives

The Company has not designated any of its derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value. Changes in derivative fair values are recognized in earnings.

Chapter 11 Proceedings

Both a default by the Company under its senior credit facility and a Chapter 11 filing by the Company constitute defaults under its commodity derivative contracts. As a result, certain commodity derivative contracts were settled in the second quarter of 2016 and prior to their contractual maturities (“early settlements”) after the Chapter 11 filings occurred, resulting in $11.5 million of cash receipts. Additionally, new agreements have been executed with four counterparties for current and future trading purposes.

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Cash settlements and valuation gains and losses on commodity derivative contracts are included in gain on derivative contracts in the unaudited condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly or quarterly basis. Derivative assets and liabilities arising from the Company’s commodity derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the consolidated balance sheets. At June 30, 2016, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are described below:

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

The Company recorded losses on commodity derivative contracts of $8.0 million and $33.0 million for the three-month periods ended June 30, 2016 and 2015, respectively, which include net cash receipts upon settlement of $32.4 million and $74.4 million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $5.2 million and $(16.8) million for the six-month periods ended June 30, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $58.0 million and $211.3 million, respectively. Included in the net cash receipts for the three and six-month periods ended June 30, 2016 are $11.5 million of cash receipts related to early settlements.

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of June 30, 2016, the counterparties to the Company’s open commodity derivative contracts consisted of two financial institutions, which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as the majority of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s senior credit facility. The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the senior credit facility (in thousands):

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

June 30, 2016

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$21,000	$—	$21,000	$—	$21,000
Derivative contracts - noncurrent	—	—	—	—	—
Total	$21,000	$—	$21,000	$—	$21,000
Liabilities
Derivative contracts - current	$356	$—	$356	$(356)	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$356	$—	$356	$(356)	$—

December 31, 2015

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$85,524	$(1,175)	$84,349	$—	$84,349
Derivative contracts - noncurrent	—	—	—	—	—
Total	$85,524	$(1,175)	$84,349	$—	$84,349
Liabilities
Derivative contracts - current	$1,748	$(1,175)	$573	$(573)	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$1,748	$(1,175)	$573	$(573)	$—

At June 30, 2016, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2016 - December 2016	552,000	$88.40

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2016 - December 2016	1,840,000	$(0.38)

Debt - Embedded Derivatives

Debt Holder Conversion Feature. As discussed further in Note 4 and Note 6, the Convertible Senior Unsecured Notes contain a conversion feature that prior to the Chapter 11 filings was exercisable at the holders’ option. This conversion feature was identified as an embedded derivative as the feature (i) possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, the Convertible Senior Unsecured Notes, and (ii) separate, stand-alone instruments with the same terms would qualify as derivative instruments. As such, the holders’ conversion feature was bifurcated and accounted for separately from the Convertible Senior Unsecured Notes. The holders’ conversion feature was recorded at fair value each reporting period with changes in fair value included in interest expense in the unaudited condensed consolidated statement of operations prior to the Chapter 11 filings, at which time, the remaining value of the holders’ conversion feature was written-off and included in reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Mandatory Prepayment Feature - PGC Senior Secured Notes. As discussed further in Note 4 and Note 6, the Senior Secured Notes contain a mandatory prepayment feature that prior to the petition date was triggered if the outstanding principal amount of the unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million on October 15, 2019. With respect to the PGC Senior Secured Notes, which were issued at a substantial discount, this mandatory prepayment feature was identified as an embedded derivative as the feature (i) possessed economic characteristics that were not clearly and closely related to the economic characteristics of the host contract, the PGC Senior Secured Notes, and (ii) separate, stand-alone instruments with the same terms would qualify as derivative instruments. As such, the mandatory prepayment feature contained in the PGC Senior Secured Notes was bifurcated and accounted for separately from those notes. The mandatory prepayment feature contained in the PGC Senior Secured notes was recorded at fair value each reporting period with changes in fair value included in interest expense in the accompanying consolidated statement of operations prior to the Chapter 11 filings, at which time, the remaining value of the mandatory prepayment feature was written-off and included in reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016.

Fair Value of Derivatives.

The following table presents the fair value of the Company’s derivative contracts as of June 30, 2016 and December 31, 2015 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	June 30, 2016	December 31, 2015
Derivative assets
Oil price swaps	Derivative contracts-current	$21,000	$68,224
Oil collars - three way	Derivative contracts-current	—	17,300
Derivative liabilities
Natural gas basis swaps	Derivative contracts-current	(356)	(1,748)
Debt holder conversion feature	Current maturities of long-term debt	—	(29,355)
Mandatory prepayment feature - PGC Senior Secured Notes	Current maturities of long-term debt	—	(2,941)
Total net derivative contracts		$20,644	$51,480

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts and Note 6 for discussion of the debt holder conversion feature.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8. Commitments and Contingencies

Chapter 11 Proceedings

Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against the Company noted below, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 Cases in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 Cases, if confirmed as contemplated by the Restructuring Support Agreement, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases. See Note 1 for further discussion about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

In connection with the estimation of general unsecured claims asserted in its bankruptcy, the Company is required to establish reserves for litigation matters in amounts that it estimates will be characterized as “allowed” in the claims administration process.  Such amounts include potential settlements that the Company would not entertain outside of the bankruptcy process. In that regard, the Company recorded an adjustment to adjust the reserve for the below described litigation of $20.5 million, which is included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016, to bring the total reserves for current anticipated allowed claim amounts for litigation matters to $24.5 million, which is included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016.

Additionally, effective June 6, 2016, the Bankruptcy Court issued orders allowing the Company to reject nine long-term executory contracts, including two firm transportation service agreements, a drilling carry obligation and various other agreements. Accordingly, the Company recorded an adjustment for the rejected contracts of approximately $18.2 million, which is included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016, to bring the total estimated liability for the current anticipated claim amounts related to such contracts to $27.5 million, which is included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016. See Note 1 for further discussion of reorganization items and liabilities subject to compromise.

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

On July 15, 2013, James Hart and 15 other named plaintiffs filed an amended complaint in the United States District Court for the District of Kansas (the “Kansas District Court”) in an action undertaken individually and on behalf of others similarly situated against SandRidge Energy, Inc., SandRidge Operating Company, SandRidge Exploration and Production, LLC, SandRidge Midstream, Inc., and Lariat Services, Inc. In their Amended Complaint, plaintiffs allege that the defendants failed to properly calculate overtime pay for the plaintiffs and for other similarly situated current and former employees. The plaintiffs further allege that the defendants required the plaintiffs and other similarly situated current and former employees to engage in work-related activities without pay. The plaintiffs assert claims against the defendants for (i) violations of the Fair Labor Standards Act, (ii) violations of the Kansas Wage Payment Act, (iii) breach of contract, and (iv) fraud, and seek to recover unpaid wages and overtime pay, liquidated damages, statutory penalties, economic damages, compensatory and punitive damages, attorneys’ fees and costs, and both pre- and post-judgment interest.

On October 3, 2013, the plaintiffs filed a Motion for Conditional Collective Action Certification and for Judicial Notice to the Class and a Motion to Toll the Statute of Limitations. On October 11, 2013, the defendants filed a Motion to Dismiss and a Motion to Transfer Venue to the United States District Court for the Western District of Oklahoma (the “Oklahoma District Court”). On February 25, 2014, the Kansas District Court granted the defendants’ Motion to Transfer Venue to the Oklahoma District Court.

On April 2, 2014, the Oklahoma District Court granted the defendants’ Motion to Dismiss and granted plaintiffs leave to file an amended complaint by April 16, 2014, which they did on such date. On July 1, 2014, the Oklahoma District Court granted plaintiffs’ Motion for Conditional Collective Action Certification and for Judicial Notice to the Class, and denied plaintiffs’ Motion to Toll the Statute of Limitations.

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

On July 30, 2015, Barton Gernandt, Jr., individually and on behalf of all others similarly situated, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Company and certain of its current and former officers and directors, among other defendants, on behalf of a putative class comprised of all persons, except the named defendants and their immediate family members, who were participants in, or beneficiaries of, the SandRidge Energy, Inc. 401(k) Plan (the “401(k) Plan”) at any time between August 2, 2012, and the present, and whose 401(k) Plan accounts included investments in SandRidge common stock. The plaintiff purports to bring the action both derivatively on the 401(k) Plan’s behalf pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) §§ 409 and 502, and as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401(k) Plan’s assets in SandRidge stock when it was otherwise allegedly imprudent to do so based on the financial condition of the Company and the fact the Company’s common stock was artificially inflated because, among other things, the Company materially overstated the amount of oil being produced and the ratio of oil to natural gas in one of its core holdings.

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

On January 12, 2016, Lisa Griggs and April Marler, on behalf of themselves and all other similarly situated, filed a putative class action petition in the District Court of Logan County, Oklahoma, against SandRidge Exploration and Production, LLC, and certain other oil and gas exploration companies. In their petition, plaintiffs assert various tort claims based upon purported damage and loss resulting from earthquakes allegedly caused by the defendants’ operations of wastewater disposal wells. Plaintiffs seek to certify a class of “all residents of Oklahoma owning real property from 2011 through the time the Class is certified.” On February 16, 2016, the defendants filed a Notice of Removal of the lawsuit to the Oklahoma District Court. On April 8, 2016, the plaintiffs filed a Motion to Remand the action back to the District Court of Logan County, Oklahoma. On June 30, 2016, the Oklahoma District Court denied the plaintiffs’ Motion to Remand. On July 21, 2016, the plaintiffs voluntarily dismissed this lawsuit without prejudice.

On February 12, 2016, Brenda Lene and Jon Darryn Lene filed a petition in the District Court of Logan County, Oklahoma, against SandRidge Exploration and Production, LLC, and certain other oil and gas exploration companies. In their petition, plaintiffs assert various tort claims based on their allegations that their home suffered damages due to earthquakes allegedly caused by the defendants’ operations of wastewater disposal wells. On July 20, 2016, the plaintiffs voluntarily dismissed this lawsuit without prejudice.

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

On April 15, 2016, the United States District Court for the Western District of Oklahoma consolidated the Thieme, Beadles, and Lowry cases under the caption “In re Anadarko Basin Oil and Gas Lease Antitrust Litigation,” together with nine additional subsequently filed cases, as well as with any other cases pending in the court, alleging similar violations under the Sherman Antitrust Act and the Oklahoma Antitrust Reform Act.

On March 29, 2016, Harold Koppitz, on behalf of himself and all others similarly situated, filed a putative class action petition in the District Court of Woods County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around February 1, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for purchases of oil and natural gas leasehold interests located within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiff seeks to certify two separate and distinct classes of members. On August 3, 2016, the plaintiff voluntarily dismissed the Company from this lawsuit without prejudice.

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

On April 13, 2016, Wesley and Towanda Mallory, on behalf of themselves and all others similarly situated, filed a putative class action petition in the District Court of Stephens County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiffs allege that, commencing on or around December 27, 2007, and continuing until at least April 1, 2013 (the “Class Period”), the defendants conspired to rig bids and depress prices for oil and natural gas leasehold and working interests and producing properties within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiffs seek to certify a class of “[a]ll Oklahoma citizens and entities that, during the relevant Class Period, provided or sold to one of more of the Defendants (a) oil and gas leasehold interests on their property and/or (b) the producing properties or interests relating to land located in the Anadarko Basin Region, in exchange for lease payments, including

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

but not limited to lease bonuses.” On May 26, 2016, the plaintiffs voluntarily dismissed without prejudice the Company as a defendant in this action.

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

During the course of the above inquiries, the SEC issued a subpoena to the Company seeking documents relating to employment-related agreements between the Company and certain employees. The Company is cooperating with this inquiry and, after discussion with the staff, the Company sent corrective letters to certain current and former employees who had entered into agreements containing language that may have been inconsistent with SEC rules prohibiting a company from impeding an individual from communicating directly with the SEC about possible securities law violations. The Company also updated its Code of Conduct and other relevant policies. On June 16, 2016, the SEC filed a proof of claim in the Company’s Chapter 11 Cases in the amount of $1.2 million as a result of the SEC staff’s inquiry concerning employment-related agreements. Counsel for the Company is in discussions with the SEC in an effort to resolve the Company’s liability regarding these inquiries.

The Company continues to cooperate with the above inquiries.

In addition to the litigation described above, the Company is a defendant in lawsuits from time to time in the normal course of business.

Risks and Uncertainties

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company enters into commodity derivative arrangements in order to mitigate a portion of the effect of this price volatility on the Company’s cash flows. See Note 7 for the Company’s open oil and natural gas derivative contracts.

    The Company depends on cash flows from operating activities and, as necessary, borrowings under its senior credit facility to fund its capital expenditures. Based on current cash balances, cash flows from operating activities and net borrowings under the senior credit facility in 2016, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for 2016; however, if current depressed oil or natural gas prices persist for a prolonged period or further decline, they would have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, which would further adversely impact the Company’s ability to comply with the financial covenants under its senior credit facility. See Note 1 and Note 6 for further discussion of the financial covenants in the senior credit facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

9. Equity

Chapter 11 Proceedings

If confirmed by the Bankruptcy Court, the Plan of Reorganization, as discussed in Note 1, provides that the Company’s currently authorized common stock and 7.0% and 8.5% convertible perpetual preferred stock will be canceled and released under the Plan without receiving any recovery on account thereof.

Common Stock

During the six-month period ended June 30, 2016, the Company issued approximately 84.4 million shares of common stock upon the exercise of conversion options by holders of approximately $232.1 million in par value of the Convertible Senior Unsecured Notes. The Company recorded the issuance of common shares at fair value on the various dates the exchanges occurred. There were no conversions of Convertible Senior Unsecured Notes to shares of the Company’s common stock during the three-month period ended June 30, 2016, and all potential future conversions have been stayed as a result of the Chapter 11 petition filings. See Note 6 for additional discussion of the Convertible Senior Unsecured Notes transactions.

Preferred Stock Dividends

Prior to the Chapter 11 petition filings, dividends on the Company’s 8.5% and 7.0% convertible perpetual preferred stock could be paid in cash or with shares of the Company’s common stock at the Company’s election.

In the first quarter of 2016, prior to the February semi-annual dividend payment date, the Company announced the suspension of payment of the semi-annual dividend on its 8.5% convertible perpetual preferred stock. The Company suspended payment of the cumulative dividend on its 7.0% convertible perpetual preferred stock during the third quarter of 2015. At June 30, 2016, the Company’s accrued dividends in arrears of $11.3 million and $21.0 million on its 8.5% and 7.0% convertible perpetual preferred stock, respectively, were included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet. The Company ceased accruing dividends on its 8.5% and 7.0% convertible perpetual preferred stock as of May 16, 2016, in conjunction with the Chapter 11 petition filings.

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

Paid and unpaid dividends included in the calculation of loss applicable to the Company’s common stockholders and the Company’s basic loss per share calculation for the three and six-month periods ended June 30, 2016 and 2015 are presented in the accompanying unaudited condensed consolidated statements of operations.

See Note 11 for discussion of the Company’s loss per share calculation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Treasury Stock

The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The following table shows the number of shares withheld for taxes and the associated value of those shares for the six-month periods ended June 30, 2016 and 2015. These shares were accounted for as treasury stock when withheld and then immediately retired.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Number of shares withheld for taxes	933	1,279
Value of shares withheld for taxes	$41	$2,093

Stockholder Receivable

The Company is party to a settlement agreement relating to a third-party claim against its former CEO under Section 16(b) of the Securities Exchange Act of 1934, as amended. Based on the nature of the settlement as well as the former CEO’s position as an officer of the Company at the time of the settlement, the receivable is classified as a component of additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. The remaining amount receivable under the agreement as of June 30, 2016 and December 31, 2015 was $1.3 million and is due in October 2016.

See Note 12 for discussion of the Company’s share-based compensation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components for the three and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current
Federal	$—	$—	$—	$—
State	3	25	7	65
Total provision	3	25	7	65
Less: income tax provision attributable to noncontrolling interest	—	19	—	49
Total provision attributable to SandRidge Energy, Inc.	$3	$6	$7	$16

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at June 30, 2016. Thus the Company’s effective tax rate and tax expense for the three and six-month periods ended June 30, 2016 continue to be low as a result of the Company not recognizing an income tax benefit associated with its net loss from the same periods.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 during 2008 and 2010 that subjected certain of the Company’s tax attributes, including $929.4 million of federal net operating loss carryforwards, to the IRC Section 382 limitation. These limitations could result in all or a portion of the remaining $484.5 million limited net operating loss carryforwards expiring unused. None of these limitations resulted in a current federal tax liability at June 30, 2016.

The Restructuring Transactions effectuated through the Plan may have a material impact on the Company’s tax attributes, the full extent of which is currently unknown. Cancellation of indebtedness income resulting from the Restructuring Transactions may reduce the Company’s tax attributes, including but not limited to net operating loss carryforwards. Further, the Company will experience an IRC Section 382 ownership change upon confirmation of the Plan by the Bankruptcy Court which could subject certain remaining tax attributes to a more restrictive IRC Section 382 limitation. However, the Company is currently analyzing alternatives within the IRC available to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of an ownership change on such tax attributes. Additionally, the Company has incurred significant one-time costs associated with the Plan, a material amount of which are non-deductible under the IRC.

At both June 30, 2016 and December 31, 2015, the Company had a liability of approximately $0.1 million for unrecognized tax benefits. The Company does not expect a significant change in its gross unrecognized tax benefits balance within the next twelve months.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three and six-month periods ended June 30, 2016 and 2015:

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended June 30, 2016
Basic loss per share	$(521,351)	718,102	$(0.73)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Diluted loss per share	$(521,351)	718,102	$(0.73)
Three Months Ended June 30, 2015
Basic loss per share	$(1,375,556)	495,153	$(2.78)
Effect of dilutive securities
Restricted stock(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(1,375,556)	495,153	$(2.78)
Six Months Ended June 30, 2016
Basic loss per share	$(845,458)	703,943	$(1.20)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Diluted loss per share	$(845,458)	703,943	$(1.20)
Six Months Ended June 30, 2015
Basic loss per share	$(2,421,390)	486,704	$(4.98)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Convertible preferred stock(2)	—	—
Diluted loss per share	$(2,421,390)	486,704	$(4.98)
____________________

(1)
No incremental shares of potentially dilutive restricted stock awards or units were included for the three and six-month periods ended June 30, 2016 or 2015 as their effect was antidilutive under the treasury stock method.

(2)
Potential common shares related to the Company’s outstanding 8.5% and 7.0% convertible perpetual preferred stock covering 71.7 million shares for the three and six-month periods ended and June 30, 2015, were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

As a result of the Chapter 11 proceedings, all conversions of the Company’s convertible perpetual preferred stock and conversions of the Company’s outstanding 8.125% and 7.5% Convertible Senior Unsecured Notes to common stock were stayed as of the date of the bankruptcy petition filings and as such, there were no potential common shares related to convertible perpetual preferred stock or Convertible Senior Unsecured Notes at June 30, 2016. See Note 6 for discussion of common stock issued in exchange for Senior Unsecured Notes and issuance of the Convertible Senior Unsecured Notes.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Share-Based Compensation

The Company has issued share-based compensation awards including restricted common stock awards, restricted stock units, performance units and performance share units under the SandRidge Energy, Inc. 2009 Incentive Plan. Total share-based compensation expense is measured using the grant date fair value for equity-classified awards and using the fair value at period end for liability-classified awards.

Chapter 11 Proceedings

The Plan of Reorganization, as discussed in Note 1, provides that the Company’s current common stock will be canceled and new common stock will be issued upon emergence from bankruptcy. If the Plan of Reorganization is confirmed by the Bankruptcy Court, the Company's currently existing share-based compensation awards will also be canceled upon the Company's emergence from bankruptcy, which will result in recognizing any previously unamortized expense related to the canceled awards on the date of cancellation. As a result of the Chapter 11 filings, the remaining value of the Company’s liability-classified awards (restricted stock units which could be settled in cash or stock, restricted stock units which could be settled only in cash, performance units, and performance shares units), which totaled $0.6 million at that time, was reclassified and included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at June 30, 2016.

Restricted Common Stock Awards

The Company’s restricted common stock awards generally vest over a four-year period, subject to certain conditions, and are valued based upon the market value of the Company’s common stock on the date of grant. The following table presents a summary of the Company’s unvested restricted stock awards.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2015	5,626	$4.85
Granted	—	$—
Vested	(2,458)	$5.90
Forfeited / Canceled	(153)	$6.25
Unvested restricted shares outstanding at June 30, 2016	3,015	$3.92

As of June 30, 2016, the Company’s unrecognized compensation cost related to unvested restricted stock awards was $7.8 million. The remaining weighted-average contractual period over which this compensation cost may be recognized is 1.7 years. The Company’s restricted stock awards are equity-classified awards.

Allocation of Share-Based Compensation

Equity compensation provided to employees directly involved in exploration and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is recognized in general and administrative expenses, production expenses, cost of sales and midstream and marketing expenses in the unaudited condensed consolidated statements of operations. For the three and six-month periods ended June 30, 2016, the Company recognized share-based compensation expense of $2.0 million and $9.4 million, net of $0.5 million and $1.2 million capitalized, respectively. Share-based compensation expense for the six-month period ended June 30, 2016, includes $5.4 million for the accelerated vesting of 1.3 million restricted common stock awards and an insignificant amount of expense for the accelerated vesting of 1.8 million unvested restricted stock units, which may be settled in cash or stock, related to the Company’s reduction in workforce during the first quarter of 2016. Additionally, the Company accelerated the vesting of approximately 1.3 million unvested restricted stock units during the first quarter of 2016, which were granted to the Company’s management and had an original vesting date of December 31, 2016. This resulted in an insignificant amount of stock compensation expense which was settled in cash. There was no significant activity related to the Company’s outstanding performance units and performance share units during the three and six-month periods ended June 30, 2016.

For the three and six-month periods ended June 30, 2015, the Company recognized share-based compensation expense of $8.2 million and $13.9 million, net of $1.3 million and $2.6 million capitalized, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Business Segment Information

During the three and six-month periods ended June 30, 2016, the Company had two reportable segments: exploration and production and midstream services. These segments represent the Company’s two main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the Company’s proportionate share of the activities of the Royalty Trusts. The midstream services segment coordinates the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent. During the three and six-month periods ended June 30, 2015, the Company operated in a third reportable segment, drilling and oilfield services; however, due to the discontinuance of the substantial majority of activity within the drilling and oilfield services business during the first quarter of 2016, this business no longer constitutes a reportable segment. The All Other columns in the tables below include items not related to the Company’s currently reportable segments, including drilling and oilfield services activity and the Company’s corporate operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)(2)	Midstream Services(3)	All Other(4)	Consolidated Total
Three Months Ended June 30, 2016
Revenues	$95,662	$7,395	$2,469	$105,526
Inter-segment revenue	—	(4,141)	(1,964)	(6,105)
Total revenues	$95,662	$3,254	$505	$99,421
(Loss) income from operations	$(246,242)	$2,197	$(31,265)	$(275,310)
Interest expense	—	—	(41,605)	(41,605)
Loss on extinguishment of debt	—	—	(152)	(152)
Reorganization items, net	(18,504)	(39)	(182,375)	(200,918)
Other income, net	1,674	22	381	2,077
(Loss) income before income taxes	$(263,072)	$2,180	$(255,016)	$(515,908)
Capital expenditures(5)	$54,505	$689	$957	$56,151
Depreciation, depletion, amortization and accretion	$29,359	$2,345	$4,609	$36,313

Three Months Ended June 30, 2015
Revenues	$214,534	$20,782	$18,389	$253,705
Inter-segment revenue	(2)	(12,176)	(11,920)	(24,098)
Total revenues	$214,532	$8,606	$6,469	$229,607
Loss from operations	$(1,511,600)	$(3,154)	$(20,329)	$(1,535,083)
Interest expense	(23)	—	(73,704)	(73,727)
Gain on extinguishment of debt	—	—	17,934	17,934
Other income, net	1,630	9	531	2,170
Loss before income taxes	$(1,509,993)	$(3,145)	$(75,568)	$(1,588,706)
Capital expenditures(5)	$151,440	$8,249	$7,877	$167,566
Depreciation, depletion, amortization and accretion	$95,430	$2,793	$9,694	$107,917

Six Months Ended June 30, 2016
Revenues	$180,037	$17,640	$6,659	$204,336
Inter-segment revenue	—	(10,099)	(4,484)	(14,583)
Total revenues	$180,037	$7,541	$2,175	$189,753
Loss from operations	$(478,449)	$(1,391)	$(69,025)	$(548,865)
Interest income (expense), net	1	—	(122,757)	(122,756)
Gain on extinguishment of debt	—	—	41,179	41,179
Reorganization items, net	(18,504)	(39)	(182,375)	(200,918)
Other income (expense), net	2,424	(473)	279	2,230
Loss before income taxes	$(494,528)	$(1,903)	$(332,699)	$(829,130)
Capital expenditures(5)	$105,049	$1,919	$2,664	$109,632
Depreciation, depletion, amortization and accretion	$63,293	$4,791	$8,978	$77,062
At June 30, 2016
Total assets	$1,150,340	$203,351	$887,217	$2,240,908

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production(1)(2)	Midstream Services(3)	All Other(4)	Consolidated Total
Six Months Ended June 30, 2015
Revenues	$410,277	$42,312	$43,985	$496,574
Inter-segment revenue	(13)	(24,942)	(26,704)	(51,659)
Total revenues	$410,264	$17,370	$17,281	$444,915
Loss from operations	$(2,565,759)	$(7,027)	$(50,753)	$(2,623,539)
Interest expense, net	(40)	—	(136,529)	(136,569)
Gain on extinguishment of debt	—	—	17,934	17,934
Other income, net	1,176	13	445	1,634
Loss before income taxes	$(2,564,623)	$(7,014)	$(168,903)	$(2,740,540)
Capital expenditures(5)	$453,503	$16,681	$17,572	$487,756
Depreciation, depletion, amortization and accretion	$202,640	$5,473	$20,338	$228,451
At December 31, 2015
Total assets	$1,959,975	$254,212	$707,840	$2,922,027
____________________

(1)
Loss from operations for the three and six-month periods ended June 30, 2016 includes full cost ceiling limitation impairments of $251.0 million and $359.4 million, respectively, and losses on the settlement of contracts of $1.1 million and $90.2 million, respectively. Additionally, the loss from operations for the six-month period ended June 30, 2016 includes the write off a $16.7 million joint interest receivable after determination that its collection was doubtful at March 31, 2016.

(2)	Loss from operations for the three and six-month periods ended June 30, 2015 includes full cost ceiling limitation impairments of $1.5 billion and $2.6 billion, respectively.

(3)	Loss from operations for the six-month period ended June 30, 2016 includes a $1.7 million impairment of midstream assets.

(4)	Loss from operations for the three and six-month periods ended June 30, 2016 includes a $2.7 million impairment of certain drilling and oilfield services assets previously classified as held for sale.

(5)	On an accrual basis and exclusive of acquisitions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of June 30, 2016, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s outstanding Senior Unsecured Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

The following condensed consolidating financial information represents the financial information of SandRidge Energy, Inc., its wholly owned subsidiary guarantors and its non-guarantor subsidiaries, as debtors-in-possession, prepared on the equity basis of accounting. The non-guarantor subsidiaries, including the Company’s proportionate share of the Royalty Trusts, majority-owned subsidiaries and certain immaterial wholly owned subsidiaries, are included in the non-guarantors column in the tables below. The financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the subsidiary guarantors operated as independent entities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets
(Debtor-In-Possession)

	June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$637,855	$—	$1,973	$(5,662)	$634,166
Accounts receivable, net	—	80,364	1,681	(327)	81,718
Intercompany accounts receivable	1,334,695	1,306,607	8,683	(2,649,985)	—
Derivative contracts	—	21,000	—	—	21,000
Prepaid expenses	—	15,328	3	—	15,331
Other current assets	—	1,650	—	—	1,650
Total current assets	1,972,550	1,424,949	12,340	(2,655,974)	753,865
Property, plant and equipment, net	—	1,436,065	39,187	—	1,475,252
Investment in subsidiaries	2,513,939	25,858	—	(2,539,797)	—
Other assets	—	17,693	—	(5,902)	11,791
Total assets	$4,486,489	$2,904,565	$51,527	$(5,201,673)	$2,240,908
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$66,917	$6,561	$9	$(8,561)	$64,926
Intercompany accounts payable	1,325,240	1,290,496	31,677	(2,647,413)	—
Derivative contracts	—	356	—	—	356
Asset retirement obligations	—	8,534	—	—	8,534
Total current liabilities	1,392,157	1,305,947	31,686	(2,655,974)	73,816
Investment in subsidiaries	1,142,472	7,617	—	(1,150,089)	—
Long-term debt	5,902	—	—	(5,902)	—
Asset retirement obligations	—	62,425	—	—	62,425
Liabilities subject to compromise	4,218,881	157,109	1,621	—	4,377,611
Total liabilities	6,759,412	1,533,098	33,307	(3,811,965)	4,513,852
Stockholders’ (deficit) equity
SandRidge Energy, Inc. stockholders’ (deficit) equity	(2,272,923)	1,371,467	18,220	(1,389,687)	(2,272,923)
Noncontrolling interest	—	—	—	(21)	(21)
Total stockholders’ (deficit) equity	(2,272,923)	1,371,467	18,220	(1,389,708)	(2,272,944)
Total liabilities and stockholders’ (deficit) equity	$4,486,489	$2,904,565	$51,527	$(5,201,673)	$2,240,908

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations
(Debtor-In-Possession)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2016
Total revenues	$—	$95,346	$4,075	$—	$99,421
Expenses
Direct operating expenses	—	45,384	650	—	46,034
General and administrative	156	30,500	368	—	31,024
Depreciation, depletion, amortization and accretion	—	35,392	921	—	36,313
Impairment	—	245,579	8,050	—	253,629
Loss on derivative contracts	—	7,969	—	—	7,969
Loss on settlement of contract	—	1,092	—	—	1,092
Loss (gain) on sale of assets	—	1,395	(2,725)	—	(1,330)
Total expenses	156	367,311	7,264	—	374,731
Loss from operations	(156)	(271,965)	(3,189)	—	(275,310)
Equity earnings from subsidiaries	(323,466)	(3,635)	—	327,101	—
Interest (expense) income	(41,606)	—	1	—	(41,605)
Loss on extinguishment of debt	(152)	—	—	—	(152)
Reorganization items, net	(150,529)	(49,938)	(451)	—	(200,918)
Other income, net	—	2,072	5	—	2,077
Loss before income taxes	(515,909)	(323,466)	(3,634)	327,101	(515,908)
Income tax expense	2	—	1	—	3
Net loss	$(515,911)	$(323,466)	$(3,635)	$327,101	$(515,911)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2015
Total revenues	$—	$203,591	$26,016	$—	$229,607
Expenses
Direct operating expenses	—	95,832	2,934	—	98,766
General and administrative	61	37,379	942	—	38,382
Depreciation, depletion, amortization and accretion	—	98,416	9,501	—	107,917
Impairment	—	1,164,834	324,557	—	1,489,391
Loss on derivative contracts	—	29,067	3,937	—	33,004
Gain on sale of assets	—	(2,770)	—	—	(2,770)
Total expenses	61	1,422,758	341,871	—	1,764,690
Loss from operations	(61)	(1,219,167)	(315,855)	—	(1,535,083)
Equity earnings from subsidiaries	(1,312,652)	(95,545)	—	1,408,197	—
Interest expense	(73,703)	(24)	—	—	(73,727)
Gain on extinguishment of debt	17,934	—	—	—	17,934
Other income, net	—	2,084	86	—	2,170
Loss before income taxes	(1,368,482)	(1,312,652)	(315,769)	1,408,197	(1,588,706)
Income tax expense	—	—	25	—	25
Net loss	(1,368,482)	(1,312,652)	(315,794)	1,408,197	(1,588,731)
Less: net loss attributable to noncontrolling interest	—	—	—	(220,249)	(220,249)
Net loss attributable to SandRidge Energy, Inc.	$(1,368,482)	$(1,312,652)	$(315,794)	$1,628,446	$(1,368,482)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2016
Total revenues	$—	$182,011	$7,742	$—	$189,753
Expenses
Direct operating expenses	—	98,844	1,532	—	100,376
General and administrative	206	104,288	808	—	105,302
Depreciation, depletion, amortization and accretion	—	75,137	1,925	—	77,062
Impairment	—	350,296	13,447	—	363,743
Loss on derivative contracts	—	5,161	—	—	5,161
Loss on settlement of contract	—	90,184	—	—	90,184
Gain on sale of assets	—	(485)	(2,725)	—	(3,210)
Total expenses	206	723,425	14,987	—	738,618
Loss from operations	(206)	(541,414)	(7,245)	—	(548,865)
Equity earnings from subsidiaries	(596,824)	(7,694)	—	604,518	—
Interest (expense) income	(122,757)	—	1	—	(122,756)
Gain on extinguishment of debt	41,179	—	—	—	41,179
Reorganization items, net	(150,529)	(49,938)	(451)	—	(200,918)
Other income, net	—	2,222	8	—	2,230
Loss before income taxes	(829,137)	(596,824)	(7,687)	604,518	(829,130)
Income tax expense	—	—	7	—	7
Net loss	$(829,137)	$(596,824)	$(7,694)	$604,518	$(829,137)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2015
Total revenues	$—	$396,112	$48,811	$(8)	$444,915
Expenses
Direct operating expenses	—	207,950	5,770	(8)	213,712
General and administrative	117	72,598	1,816	—	74,531
Depreciation, depletion, amortization and accretion	—	208,269	20,182	—	228,451
Impairment	—	2,068,069	505,188	—	2,573,257
Gain on derivative contracts	—	(15,042)	(1,781)	—	(16,823)
Gain on sale of assets	—	(4,670)	(4)	—	(4,674)
Total expenses	117	2,537,174	531,171	(8)	3,068,454
Loss from operations	(117)	(2,141,062)	(482,360)	—	(2,623,539)
Equity earnings from subsidiaries	(2,284,723)	(145,166)	—	2,429,889	—
Interest expense	(136,529)	(40)	—	—	(136,569)
Gain on extinguishment of debt	17,934	—	—	—	17,934
Other income, net	—	1,545	89	—	1,634
Loss before income taxes	(2,403,435)	(2,284,723)	(482,271)	2,429,889	(2,740,540)
Income tax expense	—	—	65	—	65
Net loss	(2,403,435)	(2,284,723)	(482,336)	2,429,889	(2,740,605)
Less: net loss attributable to noncontrolling interest	—	—	—	(337,170)	(337,170)
Net loss attributable to SandRidge Energy, Inc.	$(2,403,435)	$(2,284,723)	$(482,336)	$2,767,059	$(2,403,435)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows
(Debtor-In-Possession)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Six Months Ended June 30, 2016
Net cash (used in) provided by operating activities	$(129,888)	$(4,589)	$1,098	$(5,662)	$(139,041)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(126,245)	—	—	(126,245)
Other	—	18,695	2,980	(6,338)	15,337
Net cash (used in) provided by investing activities	—	(107,550)	2,980	(6,338)	(110,908)
Cash flows from financing activities
Proceeds from borrowings	488,900	—	—	—	488,900
Intercompany (advances) borrowings, net	(107,701)	111,292	(3,591)	—	—
Other	(40,373)	—	(6,338)	6,338	(40,373)
Net cash provided by (used in) financing activities	340,826	111,292	(9,929)	6,338	448,527
Net increase (decrease) in cash and cash equivalents	210,938	(847)	(5,851)	(5,662)	198,578
Cash and cash equivalents at beginning of year	426,917	847	7,824	—	435,588
Cash and cash equivalents at end of period	$637,855	$—	$1,973	$(5,662)	$634,166

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors(1)	Non-Guarantors	Eliminations(1)	Consolidated
	(In thousands)
Six Months Ended June 30, 2015
Net cash (used in) provided by operating activities	$(122,182)	$344,779	$65,902	$30,495	$318,994
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(636,822)	—	—	(636,822)
Other	—	18,701	5	(10,719)	7,987
Net cash (used in) provided by investing activities	—	(618,121)	5	(10,719)	(628,835)
Cash flows from financing activities
Proceeds from borrowings	2,190,000	—	—	—	2,190,000
Repayments of borrowings	(940,000)	—	—	—	(940,000)
Distribution to unitholders	—	—	(97,498)	12,808	(84,690)
Intercompany (advances) borrowings, net	(275,066)	276,384	(1,318)	—	—
Other	(53,105)	—	32,584	(32,584)	(53,105)
Net cash provided by (used in) financing activities	921,829	276,384	(66,232)	(19,776)	1,112,205
Net increase (decrease) in cash and cash equivalents	799,647	3,042	(325)	—	802,364
Cash and cash equivalents at beginning of year	170,468	1,398	9,387	—	181,253
Cash and cash equivalents at end of period	$970,115	$4,440	$9,062	$—	$983,617
____________________

(1)
Other investing activities for the Guarantor has increased to correctly exclude $84.7 million in noncontrolling interest distributions, with a corresponding decrease for Eliminations for this same line item. In addition, other financing activities for the Guarantor, has decreased to correctly exclude $84.7 million of noncontrolling interest distributions, with a corresponding increase for Eliminations for the same line item. The corrections did not result in any changes to consolidated net cash (used in) provided by investing activities or net cash provided by (used in) financing activities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. Subsequent Events

Subsequent to June 30, 2016, the Company entered into four additional oil swap contracts and six additional natural gas swap commodity derivative contracts consisting of the following on a gross basis:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2016 - December 2016	1,288,000	$47.54

Natural Gas Swaps

	Notional (MMcf)	Weighted Average Fixed Price
August 2016 - December 2016	18,161,100	$2.86

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

The financial information with respect to the three and six-month periods ended June 30, 2016 and 2015, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Presentation of Royalty Trust Activities. Under the provisions of ASU 2015-02 “Amendments to the Consolidation Analysis,” adopted by the Company effective January 1, 2016, each of the Royalty Trusts are no longer VIEs. As a result, for the 2016 periods, the Company has proportionately consolidated the activities of the Royalty Trusts. Under the proportionate consolidation method, the Company accounts for only its share of each Royalty Trust’s assets, liabilities, revenues and expenses within the appropriate classifications in the accompanying unaudited condensed consolidated financial statements. The Company adopted the provisions of ASU 2015-02 by recording a cumulative-effect adjustment to equity as of January 1, 2016. As such, the financial information presented with respect to the three and six-month periods ended June 30, 2015 has not been restated and includes 100% of the activities of the Royalty Trusts with the portion of each Royalty Trust’s activities attributable to third-party ownership interests presented as noncontrolling interest.

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

Voluntary Reorganization Under Chapter 11

On May 16, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Debtors’ Chapter 11 Cases have been consolidated for procedural purposes only and are jointly administered under the caption In re: SandRidge Energy Inc., et al.

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

In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease, and the Debtors expressly preserve all of their rights with respect thereto.

The Company and the Debtors are currently operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted motions filed by the Company that were designed primarily to mitigate the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. As a result, the Company is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing and is authorized to pay and has paid certain pre-petition obligations, including for employee wages and benefits, goods and services provided by certain vendors, transportation of the Company’s production, royalties and costs incurred on the Company’s behalf by other working interest owners. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

Restructuring Support Agreement
Prior to the filing of the Bankruptcy Petitions, on May 11, 2016 the Debtors entered into the Restructuring Support Agreement. The Restructuring Support Agreement sets forth, subject to certain conditions, the commitments and obligations of the Debtors and the Consenting Creditors to support the Restructuring Transactions, including a comprehensive restructuring of the Company’s long-term debt, convertible perpetual preferred stock and common stock. The Restructuring Transactions will be effectuated through the Plan of Reorganization filed in the Chapter 11 Cases.

The RSA commits each of the Debtors to, among other things, and subject to certain conditions: (a) support and take all reasonably necessary and appropriate actions to obtain approval by the Bankruptcy Court of the Plan and to effectuate the Restructuring Transactions, (b) take no action that is inconsistent or is likely to interfere with the Restructuring Transactions, and (c) comply with certain operating covenants.
The RSA may be terminated upon the occurrence of certain events, including the failure to meet certain milestones related to cash collateral and the Plan, and upon certain breaches by the Debtors and the Consenting Creditors under the RSA. The RSA is subject to termination if the effective date of the Plan has not occurred within 225 days of the bankruptcy filing. There can be no assurance that the Plan will be consummated.

Plan of Reorganization

The Company filed the Plan and a related disclosure statement with the Bankruptcy Court on May 18, 2016. The Plan is subject to approval by the Bankruptcy Court. On July 15, 2016, the Bankruptcy Court approved the Company’s disclosure statement with respect to the Plan, and the Company is in the process of soliciting votes with respect to the Plan. The Company intends to seek confirmation of the Plan at a hearing before the Bankruptcy Court, currently scheduled to begin September 6, 2016.

If the Plan is confirmed by the Bankruptcy Court, the Debtors would exit Chapter 11 pursuant to the terms of the Plan. Under the Plan, the claims against and interests in the Debtors are organized into classes based, in part, on their respective priorities. The Plan provides that, upon emergence from bankruptcy:

•
First Lien Credit Agreement. Claims under the senior credit facility will receive their proportionate share of (a) $35.0 million in cash and (b) participation in the $425.0 million New First Lien Exit Facility.

•
Senior Secured Note Claims. The Senior Secured Notes will receive their proportionate share of (a) the New Mandatory Convertible Debt, and (b)  85% of the New Common Stock, as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by (i) the Warrants, (ii) a Rights Offering, if any, and (iii) the Employee Incentive Plan. Holders of Senior Secured Notes may also be entitled to participate in the Rights Offering under specified circumstances.

•
General Unsecured Claims. The Company’s general unsecured claims, including the Unsecured Notes, will receive their proportionate share of (a) $10.0 million in cash, (b) 15% of the New Common Stock, as fully diluted by the New Mandatory Convertible Debt measured through the conversion date, subject to dilution by the Employee Incentive Plan, the Rights Offering, and the Warrants, (c) the Warrants, (d) the cash proceeds of the $35.0 million New Building Note, and (e) the Rights Offering. Holders of general unsecured claims, including the Unsecured Notes, may also be entitled to participate in the Rights Offering under specified circumstances.

•
Preferred and Common Stock. The Company’s existing 7.0% and 8.5% convertible perpetual preferred stock and common stock will be canceled and released under the Plan without receiving any recovery on account thereof.

The Plan provides for the following new debt and other instruments:

•
New First Lien Exit Facility. The New First Lien Exit Facility will have an initial borrowing base of $425.0 million with no borrowing base redeterminations to occur until October 2018 and semiannual borrowing base redeterminations thereafter. The New First Lien Exit Facility will mature on the earlier of March 31, 2020, or 40 months from the Effective Date, with interest payable quarterly at LIBOR plus 4.75% per annum, subject to a 1.00% LIBOR floor. The New First Lien Exit Facility will be secured by (i) first-priority mortgages on at least 95% of the present value of the proved developed producing reserves and 95% of the present value of all proved reserves included in the most recently delivered reserve report, (ii) a first-priority perfected pledge of capital stock of each credit party and their respective wholly owned subsidiaries and (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible (other than the Company’s corporate buildings in Oklahoma City) and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing). The New First Lien Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants, and various other covenants and representations and warranties.

•
New Mandatory Convertible Debt. The New Mandatory Convertible Debt will have a principal amount of $300.0 million. The New Mandatory Convertible Debt will mandatorily convert to 46.5% of the New Common Stock no later than four years after the Effective Date or upon the occurrence of certain specified conversion events. The New Mandatory Convertible Debt is subject to being fully or partially secured by springing liens in the same collateral as the New First Lien Exit Facility only upon the occurrence of certain specified litigation events expected to result in a material adverse effect on the business of the reorganized Company.

•
Warrants. The Warrants to purchase up to 12.5% of the New Common Stock will be exercisable at any time, in whole or in part, until their expiration date for a per share price based upon a $1.625 billion aggregate value of the New Common Stock at the trailing 30-day volume-weighted average price. The expiration date for the Warrants will be six years from the Effective Date.

•
New Building Note. The New Building Note will have a principal amount of $35.0 million and be secured by first priority mortgages on the Company’s headquarters facility and certain other non-oil and gas real property located in downtown Oklahoma City, Oklahoma. Interest will be payable on the New Building Note at 6% per annum for the first year following the Effective Date, 8% per annum for the second year following the Effective Date, and 10% thereafter through maturity. Interest will be payable in kind from the Effective Date through the earlier of September 30, 2020, 46 months from the Effective Date or 90 days after the refinancing or repayment of the New First Lien Exit Facility and thereafter in cash.

The New Building Note will mature five years after the Effective Date. On July 14, 2016, the Company conducted an auction for the New Building Note, which auction yielded a winning bid in the amount of $27.0 million in cash.

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

The Plan contemplates the following additional terms, among others:

•
Consensual Cash Collateral Use. The Company intends to fund ongoing operations and other cash needs during the Chapter 11 proceedings with cash on hand and cash from operations. Under the RSA, the Consenting Creditors have consented to the use of cash collateral during the Chapter 11 Cases through the effective date of the Plan, subject to certain terms, conditions, and termination events.

•
Releases. The Plan provides for releases of specified claims held by the Debtors, the Consenting Creditors, and certain other specified parties against one another and for customary exculpations and injunctions.

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

Operational Activities

Operational activities for the three and six-month periods ended June 30, 2016 and 2015 include the following:

•
Total production for the three-month period ended June 30, 2016 was comprised of approximately 28.3% oil, 48.7% natural gas and 23.0% NGLs compared to 33.2% oil, 50.1% natural gas and 16.7% NGLs in the same period of 2015. Total production for the six-month period ended June 30, 2016 was comprised of approximately 29.0% oil, 49.5% natural gas and 21.5% NGLs compared to 33.4% oil, 50.1% natural gas and 16.5% NGLs in the same period of 2015.

•
Mid-Continent properties contributed approximately 4.7 MMBoe, or 94.5% and 9.9 MMBoe, or 94.3% of the Company’s total production, for the three and six-month periods ended June 30, 2016, respectively, compared to approximately 7.2 MMBoe, or 89.1% and 14.2 MMBoe, or 88.8% for the same periods in 2015, respectively.

•	Reduced total rigs drilling to two at June 30, 2016 from six at June 30, 2015.

•
Drilled three and ten wells, respectively, in the Mid-Continent area during the three and six-month periods ended June 30, 2016, compared to 31 and 125 wells drilled during the same periods in 2015, respectively, and drilled seven and ten wells, respectively, in the Rockies during the three and six-month periods ended June 30, 2016.

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

The Company’s estimated proved reserve volumes, including volumes attributable to its proportionate ownership in the Royalty Trusts, were 214 MMBoe at June 30, 2016 based on internal estimates using the SEC-mandated historical twelve-month unweighted average pricing at such date, which were $39.63 per barrel of oil and $2.24 per Mcf of natural gas. Applying the actual July 1, 2016 benchmark commodities prices to August 1, 2016 and September 1, 2016, the twelve-month unweighted average prices would have been $39.40 per barrel of oil and $2.28 per Mcf of natural gas. If the Company’s second quarter reserves estimates were made using the reduced twelve-month average prices, and without regard to additions or other further revisions to reserves other than as a result of such pricing changes, the Company’s internally estimated proved reserves as of June 30, 2016 would have remained largely unchanged. As a result of continued depressed commodity prices, the Company’s final capital plan for 2016, developed in March 2016, contemplates a smaller drilling program than that assumed in the development of the December 31, 2015 reserve report. If commodity pricing falls short of the Company’s current expectations or rebounds to a level supportive of more drilling, the Company may change its 2016 capital expenditure plans again. However, the Company’s management does not expect these short term changes to negatively impact the Company’s ability to develop all of its December 31, 2015 proved undeveloped locations within a five year time frame. All reserve estimates provided in this Quarterly Report were determined by Company reservoir engineers and, accordingly, have not been fully assessed by independent petroleum consultants.

In addition to a restructuring through the Chapter 11 proceedings, the Company is also focused on cost reductions, including the identification of non-core assets for potential sale. The Company believes that a filing under Chapter 11 provides the most expeditious manner in which to enhance its liquidity position and effect a substantial reduction in its debt obligations. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

Results by Segment

During the three and six-month periods ended June 30, 2016, the Company operated in two reportable business segments: exploration and production and midstream services. These segments represent the Company’s two main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the activities of the Royalty Trusts, consolidated proportionately for the 2016 period and fully for the 2015 period. The midstream services segment coordinates the delivery of electricity for the Company’s exploration and production operations in the Mid-Continent. The Company discontinued the substantial majority of activity within its drilling and oilfield services segment in January 2016.

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The results of the Company’s business segments for the three and six-month periods ended June 30, 2016 and 2015 are discussed below.

Exploration and Production Segment

The Company generates the majority of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil, natural gas and NGLs and on the Company’s ability to find, economically develop and produce its reserves. The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces and changes in the fair value of its commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average New York Mercantile Exchange (“NYMEX”) prices for oil and natural gas during the three and six-month periods ended June 30, 2016 and 2015 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Oil (per Bbl)	$45.64	$57.95	$39.78	$53.34
Natural gas (per Mcf)	$2.25	$2.74	$2.12	$2.77

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

Set forth in the table below is financial, production and pricing information for the exploration and production segment for the three and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Results (in thousands)
Revenues
Oil	$58,710	$143,282	$104,125	$263,516
NGL	15,287	21,547	27,205	40,497
Natural gas	21,665	49,703	48,707	106,251
Other	—	2	—	13
Inter-segment revenue	—	(2)	—	(13)
Total revenues	95,662	214,532	180,037	410,264
Operating expenses
Production	42,939	82,194	90,486	172,198
Production taxes	2,121	4,382	3,829	8,896
Depreciation and depletion—oil and natural gas	27,952	94,298	60,278	200,405
Accretion of asset retirement obligations	1,387	1,111	2,975	2,191
Impairment	250,973	1,489,089	359,397	2,572,671
Loss (gain) on derivative contracts	7,969	33,004	5,161	(16,823)
Loss on settlement of contract	1,092	—	90,184	—
Gain on sale of assets	(6)	(16)	(62)	(24)
Other operating expenses	7,477	22,070	46,238	36,509
Total operating expenses	341,904	1,726,132	658,486	2,976,023
Loss from operations	$(246,242)	$(1,511,600)	$(478,449)	$(2,565,759)

Production data
Oil (MBbls)	1,408	2,691	3,033	5,342
NGL (MBbls)	1,144	1,349	2,255	2,637
Natural gas (MMcf)	14,536	24,342	31,045	48,075
Total volumes (MBoe)	4,974	8,097	10,462	15,992
Average daily total volumes (MBoe/d)	54.7	89.0	57.5	88.4
Average prices—as reported(1)
Oil (per Bbl)	$41.70	$53.24	$34.33	$49.33
NGL (per Bbl)	$13.36	$15.97	$12.06	$15.36
Natural gas (per Mcf)	$1.49	$2.04	$1.57	$2.21
Total (per Boe)	$19.23	$26.50	$17.21	$25.65
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$56.82	$79.65	$49.91	$83.91
NGL (per Bbl)	$13.36	$15.97	$12.06	$15.36
Natural gas (per Mcf)	$1.47	$2.18	$1.54	$2.76
Total (per Boe)	$23.44	$35.68	$21.65	$38.87
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	4,703	94.5%	7,215	89.1%	9,869	94.3%	14,205	88.8%
Rockies	108	2.2%	—	—%	159	1.5%	—	—%
Permian Basin	163	3.3%	407	5.0%	336	3.2%	826	5.2%
Other - west Texas	—	—%	475	5.9%	98	1.0%	961	6.0%
Total	4,974	100.0%	8,097	100.0%	10,462	100.0%	15,992	100.0%

Revenues

Exploration and production segment revenues from oil, natural gas and NGL sales decreased $118.9, or 55.4%, and $230.2 million, or 56.1%, for the three and six-month periods ended June 30, 2016, from the same periods in 2015, respectively. Approximately $91.5 million and $157.4 million of the total net decreases for the three and six-month periods, respectively, were due primarily to a decline in oil and natural gas production, largely resulting from natural declines in existing producing wells, a decrease in wells drilled in the 2016 period compared to the 2015 period, and the proportionate consolidation of the Royalty Trusts’ activities during the 2016 periods. The remaining decreases of $27.4 million and $72.8 million for the three and six-month periods, respectively, were due to a decline in the average prices received primarily for oil, and to a lesser extent, natural gas and NGL production.

Operating Expenses

Production expense includes costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production expenses for the three and six-month periods ended June 30, 2016 decreased $39.3 million, or 47.8% and $81.7 million, or 47.5% from the same periods in 2015, respectively. Production costs per Boe decreased to $8.63 per Boe and $8.65 per Boe for the three and six-month periods ended June 30, 2016, from $10.15 per Boe and $10.77 per Boe in the same 2015 periods, respectively, primarily as a result of a decrease in well activity as a result of fewer new wells being brought on production and a reduction in workover activity in 2016 compared to the same periods in 2015. Additionally, the Company did not incur any CO2 delivery shortfall penalties for the three-month period ended June 30, 2016 and incurred $2.0 million in CO2 delivery shortfall penalties during the six month-period ended June 30, 2016, compared to recording penalties of $8.7 million and $17.2 million for the same periods in 2015, due to termination of the CO2 delivery agreement with Occidental in January 2016.

Production taxes decreased by $2.3 million, or 51.6% and $5.1 million, or 57.0%, for the three and six-month periods ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to the decrease in oil, natural gas and NGL revenues. Production taxes as a percentage of oil, natural gas and NGL revenue were consistent at approximately 2.2% and 2.1% for the three and six-month periods ended June 30, 2016, respectively, compared to 2.0% and 2.2% for the same periods in 2015.

Depreciation and depletion for the Company’s oil and natural gas properties decreased by $66.3 million and $140.1 million for the three and six-month periods ended June 30, 2016, respectively, compared to the same periods in 2015, largely as a result of a decrease in the depreciation and depletion rate per Boe. The average depreciation and depletion rates per Boe were $5.62 and $5.76 for the three and six-month periods ended June 30, 2016, respectively, compared to $11.65 and $12.53 for the three and six-month periods ended June 30, 2015, respectively. The decrease in the depreciation and depletion rate is primarily due to full cost ceiling limitation impairments recorded in 2015 and the first quarter of 2016, as well as the proportionate consolidation of the Royalty Trusts’ activities during the 2016 periods.

The Company incurred full cost ceiling limitation impairments of $251.0 million and $359.4 million for the three and six-month periods ended June 30, 2016, respectively, compared to $1.5 billion and $2.6 billion for the same periods in 2015, which resulted primarily from the significant decrease in oil prices, and to a lesser extent, natural gas prices, that began in the latter half of 2014 and continued throughout 2015 and into 2016.

The Company recorded losses on commodity derivative contracts of $8.0 million and $33.0 million for the three-month periods ended June 30, 2016 and 2015, respectively, which include net cash receipts upon settlement of $32.4 million and $74.4 million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $5.2 million and $(16.8) million for the six-month periods ended June 30, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $58.0 million and $211.3 million, respectively. Included in the net cash receipts for the three and six-month periods ended June 30, 2016 are $11.5 million of cash receipts related to early settlements. Volumes hedged decreased significantly in the 2016 periods compared to the 2015 periods, primarily due to the majority of the Company’s open commodity derivative contracts at June 30, 2015 reaching maturity prior to June 30, 2016, with no additional commodity derivative contracts being entered into during that time frame, and the early settlement of certain commodity derivative contracts as a result of the ongoing restructuring transaction.

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

Loss on settlement of contract for the six-month period ended June 30, 2016 includes a $78.9 million loss resulting from the termination of a gas treating and CO2 delivery agreement with Occidental as well as a loss of $11.2 million recorded for the cease-use of transportation agreements that supported production from the Piñon field.

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

Set forth in the table below is financial and operational information for the midstream services segment for the three and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Results (in thousands)
Operating revenues	$7,395	$20,782	$17,640	$42,312
Inter-segment revenue	(4,141)	(12,176)	(10,099)	(24,942)
Total revenues	3,254	8,606	7,541	17,370
Impairment	—	—	1,691	—
Operating expenses	1,057	11,760	7,241	24,397
Income (loss) from operations	$2,197	$(3,154)	$(1,391)	$(7,027)

Gas Marketed
Volumes (MMcf)	—	1,678	344	3,401
Average price	$—	$2.49	$2.10	$2.57

Midstream services segment revenues decreased $5.4 million and $9.8 million and operating expenses decreased $10.7 million and $17.2 million, for the three and six-month periods ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due the divestiture of the Piñon field midstream assets in January 2016, subsequent to which no third-party gas volumes were marketed and no other midstream services were provided to third parties.

The Company recorded impairment on compressors and various other midstream services equipment during the six-month period ended June 30, 2016 due primarily to the determination that their future use was limited.

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the three and six-month periods ended June 30, 2016 and 2015 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
	(In thousands)
Revenues
Oil, natural gas and NGL	$95,662	$214,532	$180,037	$410,264
Midstream and marketing	3,254	8,606	7,541	17,370
Drilling and services	224	5,241	1,456	15,086
Other	281	1,228	719	2,195
Total revenues	$99,421	$229,607	$189,753	$444,915
___________________

(1)
Includes $17.5 million and $32.9 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations for the three and six-month periods ended June 30, 2015, respectively.

The Company’s primary sources of revenue are discussed in “Results by Segment.” See discussion of oil, natural gas and NGL revenues under “Results by Segment—Exploration and Production Segment,” and discussion of midstream and marketing revenues under “Results by Segment—Midstream Services Segment.”

Drilling and services revenues decreased for the three and six-month periods ended June 30, 2016 compared to the same periods in 2015, primarily due to discontinuing substantially all drilling and oilfield services operations in January 2016.

Expenses

The Company’s consolidated expenses for the three and six-month periods ended June 30, 2016 and 2015 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
	(In thousands)
Expenses
Production	$42,686	$81,776	$89,968	$171,274
Production taxes	2,121	4,382	3,829	8,896
Cost of sales	471	4,884	4,739	17,711
Midstream and marketing	756	7,724	1,840	15,831
Depreciation and depletion—oil and natural gas	27,952	94,298	60,278	200,405
Depreciation and amortization—other	6,974	12,508	13,809	25,855
Accretion of asset retirement obligations	1,387	1,111	2,975	2,191
Impairment	253,629	1,489,391	363,743	2,573,257
General and administrative	31,024	38,382	105,302	74,531
Loss (gain) on derivative contracts	7,969	33,004	5,161	(16,823)
Loss on settlement of contract	1,092	—	90,184	—
Gain on sale of assets	(1,330)	(2,770)	(3,210)	(4,674)
Total expenses	$374,731	$1,764,690	$738,618	$3,068,454
___________________

(1)
Includes $237.6 million and $369.8 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three and six-month periods ended June 30, 2015, respectively.

See discussion of production expenses, production taxes, depreciation and depletion—oil and natural gas, impairment, gain on derivative contracts and loss on settlement of contracts under “Results by Segment—Exploration and Production Segment,” and discussion of midstream and marketing expenses and impairment under “Results by Segment—Midstream Services Segment.”

The decreases in cost of sales and depreciation and amortization—other in the three and six-month periods ended June 30, 2016 from the comparable periods in 2015 are primarily due to discontinuing substantially all drilling and oilfield services operations in January 2016.

General and administrative expenses decreased $7.4 million, or 19.2% for the three-month period ended June 30, 2016 from the same period in 2015 due primarily to (i) an $8.1 million decrease in severance costs associated with a reduction in workforce in the 2015 period, and (ii) a decrease of $2.8 million in net salary and benefits, which also primarily resulted from reductions in workforce in the first quarters of 2015 and 2016. These decreases were partially offset by an increase of $6.6 million in professional services and consulting costs associated with the restructuring process prior to filing the Bankruptcy Petitions.

General and administrative expenses increased $30.8 million, or 41.3% for the six-month period ended June 30, 2016 from the same period in 2015 due primarily to (i) the write-off of a $16.7 million joint interest account receivable due to the determination that its collection was doubtful at March 31, 2016, (ii) an increase of $16.1 million in professional services costs, including consulting fees, board of directors and legal fees largely associated with the restructuring process prior to filing the Bankruptcy Petitions, and (iii) a $7.0 million increase in severance costs associated with the reductions in workforce that occurred in the first quarter of 2016. These increases were partially offset by a $5.5 million decrease in net salary and benefits, which also primarily resulted from the reductions in workforce noted above.

Other (Expense) Income, Taxes and Net Loss Attributable to Noncontrolling Interest

The Company’s other (expense) income, taxes and net loss attributable to noncontrolling interest for the three and six-month periods ended June 30, 2016 and 2015 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Other (expense) income
Interest expense	$(41,605)	$(73,727)	$(122,756)	$(136,569)
Gain on extinguishment of debt	(152)	17,934	41,179	17,934
Reorganization items	(200,918)	—	(200,918)	—
Other income, net	2,077	2,170	2,230	1,634
Total other expense	(240,598)	(53,623)	(280,265)	(117,001)
Loss before income taxes	(515,908)	(1,588,706)	(829,130)	(2,740,540)
Income tax expense	3	25	7	65
Net loss	(515,911)	(1,588,731)	(829,137)	(2,740,605)
Less: net loss attributable to noncontrolling interest	—	(220,249)	—	(337,170)
Net loss attributable to SandRidge Energy, Inc.	$(515,911)	$(1,368,482)	$(829,137)	$(2,403,435)

Interest expense for the three and six-month periods ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest expense
Interest expense on debt	$40,451	$70,517	$119,553	$134,288
Amortization of debt issuance costs, discounts and premium	2,367	2,554	7,730	4,921
Write off of debt issuance costs	—	4,887	—	7,108
Gain on long-term debt holder conversion feature	—	—	(1,324)	—
Capitalized interest	(616)	(4,116)	(2,032)	(9,618)
Total	42,202	73,842	123,927	136,699
Less: interest income	(597)	(115)	(1,171)	(130)
Total interest expense	$41,605	$73,727	$122,756	$136,569

Total interest expense decreased $32.1 million and $13.8 million for the three and six-month periods ended June 30, 2016 compared to the same periods in 2015, respectively, primarily due to recording interest expense on the Senior Unsecured Notes only through the date of the Chapter 11 filings in the 2016 period, and a decrease in interest paid on Senior Unsecured Notes that were repurchased in 2015 and Convertible Senior Unsecured Notes that were converted into shares of the Company’s common stock in the second half of 2015 and first quarter of 2016. Additionally, approximately $7.1 million in debt issuance costs associated with the senior credit facility were written off in the six-month period ended June 30, 2015, as a result of a decrease in the borrowing base in the 2015 period, with no corresponding write-offs to interest expense in the 2016 period. These decreases were partially offset by interest expense incurred through the date of the Chapter 11 filings and amortization of the discount and debt issuance costs associated with the Senior Secured Notes issued in June and October 2015, as well as a reduction in the amount of interest capitalized in the 2016 periods, primarily due to a decrease in capital expenditures in 2016.

The Company recognized a gain on extinguishment of debt of $41.2 million for the six-month period ended June 30, 2016 in connection with the exchange of approximately $232.1 million in aggregate principal amount ($77.8 million net of discount and including holders’ conversion feature liabilities) of the Convertible Senior Unsecured Notes for approximately 84.4 million shares of the Company’s common stock during the first quarter of 2016. No such conversions occurred during the three-month period ended June 30, 2016 and future conversions Convertible Senior Unsecured Notes into shares of the Company’s common stock were stayed in conjunction with the filing of the Chapter 11 petitions.

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

See “Note 6 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2016.

Reorganization items in the 2016 periods primarily consist of (i) $148.8 million in net unamortized debt premiums and discounts, unamortized debt issuance costs and the remaining value of derivatives associated with the Convertible Senior Unsecured Notes and the PGC Senior Secured Notes that were written-off on the date the Bankruptcy Petitions were filed, (ii) an adjustment of $20.5 million for estimated allowable claims related to the Company’s legal proceedings, (iii) $18.1 million in amounts related to the rejection of certain long-term contracts as approved by the Bankruptcy Court, and (iv) $10.8 million in professional and legal fees incurred as a result of the Chapter 11 proceedings.

See “Note 1 - Chapter 11 Proceedings” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of reorganization items and “Note 8 - Commitments and Contingencies” and “Liquidity and Capital Resources” for discussion of contractual obligations.

No loss or income attributable to non-controlling interest was recorded in 2016 due to the proportionate consolidation of the Royalty Trusts in 2016 as discussed in “Overview.” Net loss attributable to noncontrolling interest in the 2015 periods represents the portion of net loss attributable to third-party ownership in the Company’s formerly fully consolidated VIEs and subsidiaries, which primarily consisted of the full cost ceiling impairment attributable to the noncontrolling interest in the Royalty Trusts of $226.4 million and $353.4 million for the three and six-month periods ended June 30, 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, the Company’s cash and cash equivalents were $634.2 million, and the Company had approximately $4.1 billion in total debt outstanding and $10.2 million in outstanding letters of credit. Approximately $448.9 million of the total debt outstanding was drawn under the senior credit facility and held by the Company in a securities account. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated its obligations under the senior credit facility. Due to the Chapter 11 proceedings, however, most acts to exercise remedies under its credit facility, including those related to defaults of various financial covenants and ratios, were stayed as of May 16, 2016, the date of the Chapter 11 petition filing, and continue to be stayed. No further funds are available under the credit facility. As of August 8, 2016, the Company had approximately $659.9 million in cash and cash equivalents, approximately $448.9 million drawn under its senior credit facility and $10.2 million in outstanding letters of credit.

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

The Company’s cash flow from operations are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. For example, the NYMEX month-end settled price for oil has declined from a high of $105.37 per Bbl in June 2014 to as low as $26.21 per Bbl in February 2016. The NYMEX month-end settled price for natural gas declined from a high of $5.56 per MMBtu in February 2014 to as low as $1.71 per MMBtu in March 2016. Changes in market price for production directly impact the Company’s cash flow from operations. While the Company’s derivative arrangements serve to mitigate a portion of the effect of this price volatility on its cash flows, this extended period of depressed commodity prices has limited the Company’s ability to add meaningful volumes to its hedge positions. If the current depressed oil or natural gas prices persist for a prolonged period or further decline, they would have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, likely resulting in further full cost pool ceiling impairments.

Working Capital

The Company’s working capital balance fluctuates as a result of changes in the fair value of its outstanding commodity derivative instruments and due to fluctuations in the timing and amount of its collection of receivables and payment of expenditures related to its exploration and production operations.

At June 30, 2016, the Company had a working capital surplus of $680.0 million compared to a surplus of $236.7 million at December 31, 2015. Current assets increased by $79.8 million and current liabilities decreased by $363.6 million at June 30, 2016, compared to December 31, 2015. The increase in current assets is primarily due to a $198.6 million increase in cash and cash equivalents, which resulted largely from borrowings on the senior credit facility. The increase in cash was partially offset by a decrease of $63.3 million in the net asset position of the Company’s current derivative contracts due largely to a decrease in volumes hedged in 2016 compared to 2015, and a decrease of $45.7 million in accounts receivable, largely resulting from fluctuations in the timing and amount of receivable billings and collections, as well as the write-off of a $16.7 million joint interest receivable due to the determination that its collection was doubtful at March 31, 2016. The change in current liabilities is primarily due to a decrease in accounts payable and accrued expenses of approximately $363.5 million largely due to (i) reclassifying certain items including approximately $89.7 million in accrued interest on debt and $37.9 million in accrued dividends on the Company’s preferred stock to liabilities subject to compromise subsequent to the Chapter 11 petition filings, (ii) the settlement of $109.9 million in CO2 shortfall delivery penalties accrued at December 31, 2015 under a contract with Occidental Petroleum which was terminated during the first quarter of 2016, (iii) a decrease of $28.8 million in accrued payroll and benefits due primarily to the payment of 2015 bonuses during the first quarter of 2016 and (iv) a reduction in accrued capital expenditures resulting primarily from a decrease in the number of drilling rigs operating on the Company’s properties.

Cash Flows

The Company’s cash flows for the six-month periods ended June 30, 2016 and 2015 are presented in the following table and discussed below:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows (used in) provided by operating activities	$(139,041)	$318,994
Cash flows used in investing activities	(110,908)	(628,835)
Cash flows provided by financing activities	448,527	1,112,205
Net increase in cash and cash equivalents	$198,578	$802,364

Cash Flows from Operating Activities

The Company’s operating cash flow is primarily influenced by the prices the Company receives for its oil, natural gas and NGLs, the quantity of oil, natural gas and NGLs it sells, and settlements of commodity derivative contracts. The Company’s cash flows from operating activities are also impacted by changes in working capital. The $458.0 million reduction in operating cash flows for the six-month period ended June 30, 2016 compared to the same period in 2015, is primarily due to a reduction in revenues from oil, natural gas and NGLs, and a reduction in proceeds received on settlement of commodity derivative contracts.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. During the six-month periods ended June 30, 2016 and 2015, cash flows used in investing activities primarily consisted of capital expenditures, excluding acquisitions.
Capital Expenditures. The Company’s capital expenditures, on an accrual basis, by segment for the six-month periods ended June 30, 2016 and 2015 are summarized below:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Capital Expenditures
Exploration and production	$105,049	$453,503
Midstream services	1,919	16,681
Other	2,664	17,572
Capital expenditures, excluding acquisitions	109,632	487,756
Acquisitions	1,397	3,475
Total	$111,029	$491,231

Capital expenditures, excluding acquisitions, decreased by $378.1 million for the six-month period ended June 30, 2016 from the same period in 2015, primarily due to a decrease in drilling and leasehold expenditures in the Mid-Continent area as well as a decrease in Midstream expenditures due to the divestiture of the Piñon field assets in the WTO in the first quarter of 2016, and a decrease in other expenditures due primarily to discontinuing drilling and services operations in January 2016. The number of drilling rigs operating on the Company’s properties decreased to two rigs at June 30, 2016 from six rigs at June 30, 2015. The Company has established a capital expenditures budget of $285.0 million for 2016.

Cash Flows from Financing Activities

The Company’s financing activities provided $448.5 million of cash for the six-month period ended June 30, 2016, which primarily resulted from net borrowings under the senior credit facility, compared to $1.1 billion provided in the same period in 2015, primarily resulting from issuance of the $1.25 billion Senior Secured Notes in June 2015. Additionally, noncontrolling interest distributions paid by the Royalty Trusts were proportionately consolidated for the six-months ended June 30, 2016 compared to being fully consolidated in the 2015 period, and the semi-annual dividend payments on the Company’s 8.5% and 7.0% perpetual preferred stock were suspended during the 2016 period, while the semi-annual dividend on the 8.5% convertible perpetual preferred stock was paid in cash during the 2015 period.

Indebtedness

The balances of outstanding debt shown in the table below have been reclassified as liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at June 30, 2016. Additionally, on the date of the Chapter 11 filings, all unamortized debt issuance costs and associated discounts and premiums of approximately $158.6 million and the remaining value of associated debt derivatives of $9.8 million related to the Company’s debt were written-off through a non-cash charge and are included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016, as discussed in “Note 1 - Chapter 11 Proceedings” to the accompanying unaudited condensed consolidated financial statements.

Debt balances included in liabilities subject to compromise at June 30, 2016 consists of the following (in thousands):

Senior credit facility	$448,900
8.75% Senior Secured Notes due 2020	1,328,000
Senior Unsecured Notes
8.75% Senior Notes due 2020	395,935
7.5% Senior Notes due 2021	757,767
8.125% Senior Notes due 2022	527,737
7.5% Senior Notes due 2023	543,561
Convertible Senior Unsecured Notes
8.125% Convertible Senior Notes due 2022	40,694
7.5% Convertible Senior Notes due 2023	46,900
Total debt	$4,089,494

The Chapter 11 filings constituted an event of default with respect to the Company’s existing debt obligations. As a result of the Chapter 11 filing, the Company's pre-petition senior credit facility, Senior Secured Notes, Senior Unsecured Notes and Convertible Senior Unsecured Notes became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 filings.

Maturities of Debt. As of June 30, 2016, there are no contractual maturities of debt until January 2020; however, the Senior Secured Notes mature on June 1, 2020, provided that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes mature on October 16, 2019. See “Plan of Reorganization” for additional discussion of debt subsequent to Chapter 11 filings.

Senior Credit Facility. The amount the Company may borrow under its senior credit facility is limited to a borrowing base, and is subject to periodic redeterminations. The Company’s borrowing base is generally redetermined in April and October of each year. The borrowing base is determined based upon the discounted present value of future cash flows attributable to the Company’s proved reserves. Because the value of the Company’s proved reserves is a key factor in determining the amount of the borrowing base, a decrease in such value, whether due to declining commodity prices or a reduction in the Company’s development of reserves would likely cause a reduction in the borrowing base. On March 11, 2016, the administrative agent of the senior credit facility notified the Company that the lenders had elected to reduce the borrowing base to $340.0 million from $500.0 million pursuant to a special redetermination. On April 20, 2016, the Company submitted for consideration by its lenders additional properties to serve as collateral under the senior credit facility to support a borrowing base of $500.0 million. On May 11, 2016, in connection with the execution of the RSA and in exchange for waivers from the requisite percentage of lenders with respect to certain specified defaults and events of defaults under the senior credit facility, the Company permanently repaid $40.0 million of borrowings to the lenders, which payment correspondingly reduced the lenders’ commitments. See “Overview” for additional discussion of the senior credit facility. Quarterly, the Company pays a commitment fee assessed at an annual rate of 0.5% on any available portion of the senior credit facility.

Prior to the Chapter 11 filing, the senior credit facility was available to be drawn on subject to limitations based on its terms, including the Company’s ability to make representations and warranties contained therein regarding the value of the Company’s assets versus its liabilities, and compliance with certain financial covenants, including maintenance of agreed upon levels for the (i) ratio of total secured debt under the senior credit facility to EBITDA of 2.00:1.00 and (ii) ratio of current assets to current liabilities, which must be at least 1.0:1.0 at each quarter end. For the purpose of the current ratio calculation, any amounts available to be drawn under the senior credit facility are included in current assets, and unrealized assets and liabilities resulting from mark-to-market adjustments on the Company’s commodity derivative contracts are disregarded. The senior credit facility contractually matures on the earlier of March 2, 2020 and 91 days prior to the earliest date of any maturity under or mandatory offer to repurchase the Company’s currently outstanding notes.

Additionally, the First Lien Credit Agreement permits the Company and certain of its subsidiaries to incur additional indebtedness in an aggregate principal amount not to exceed $1.75 billion, which may be secured solely by collateral securing the senior credit facility on a junior lien basis. Any junior lien debt shall be subject to the terms and conditions set forth in an intercreditor agreement, the terms of which are subject to the approval of the lenders, and shall mature no earlier than January 21, 2020. The borrowing base under the senior credit facility was reduced by $0.25 for every $1.00 of junior debt incurred in excess of $1.5 billion. At June 30, 2016, the Company had incurred $1.3 billion in junior lien debt as a result of the issuance of Senior Secured Notes in June 2015 and October 2015 and entered into an intercreditor agreement in connection therewith.

Senior Secured Notes. The Company’s Senior Secured Notes were issued in June 2015 and October 2015 and bear interest at a fixed rate of 8.75% per annum, payable semi-annually, with the principal due upon maturity. The Company accrued interest on its Senior Secured Notes at the stated rate through the date of the Chapter 11 filings, with no interest accrued subsequent to the filings.The Senior Secured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on a second-priority secured basis by certain of the Company’s wholly owned subsidiaries. Pursuant to the indenture, the Senior Secured Notes mature on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the Company’s unsecured 8.75% Senior Notes due 2020 exceeds $100.0 million, the Senior Secured Notes mature on October 16, 2019.

The Senior Secured Notes are secured by second-priority liens on all of the Company’s assets that secure the senior credit facility on a first-priority basis; provided, however, the security interest in those assets that secure the Senior Secured Notes and the guarantees are contractually subordinated to liens thereon that secure the senior credit facility and certain other permitted indebtedness. Consequently, the Senior Secured Notes and the guarantees are effectively subordinated to the senior credit facility and such other indebtedness to the extent of the value of such assets.

Senior Unsecured Notes. The Company’s Senior Unsecured Notes bear interest at a fixed rate per annum, payable semi-annually, with the principal due upon maturity. Certain of the Senior Unsecured Notes were issued at a discount or a premium. The Company accrued interest on its Senior Unsecured Notes at a fixed rate through the date of the Chapter 11 filings, with no interest accrued subsequent to the filings. Prior to the Chapter 11 filings, the discount or premium was amortized to interest expense over the term of the respective series of Senior Unsecured Notes. The unamortized portions of the discount or premium as of the date of the Chapter 11 filings, May 16, 2016, were written off to reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016 as noted above. The Senior Unsecured Notes are redeemable, in whole or in part, prior to their maturity at specified redemption prices and are jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. The Senior Unsecured Notes have a variety of maturities, the first of which is in 2020 and the latest of which is in 2023.

Convertible Senior Unsecured Notes. The Company’s 8.125% Convertible Senior Notes due 2022 and 7.5% Convertible Senior Notes due 2023 are guaranteed by the same guarantors that guarantee the Senior Unsecured Notes and are subject to covenants and bear payment terms substantially identical to those of the corresponding series of Senior Unsecured Notes of similar tenor, other than the conversion features, described further below, and the extension of the final maturity by one day. The Convertible Senior Unsecured Notes were issued at a discount that was being amortized to interest expense over the term of the respective series of Convertible Senior Unsecured Notes prior to Chapter 11 filings. The unamortized portions of the discounts as of the date of the Chapter 11 filings, May 16, 2016, were written off to reorganization items on the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016 as noted above.

Prior to the Chapter 11 filings, the Convertible Senior Unsecured Notes were convertible into shares of Company common stock at the option of holders or, subject to compliance with certain conditions, the Company. In addition, if a holder exercised its right to convert on or prior to the first anniversary of the issuance of the Convertible Senior Unsecured Notes, such holder received an early conversion payment in an amount equal to the amount of 18 months of interest payable on the applicable series of converted Convertible Senior Unsecured Notes. All such conversions were stayed as of the date of the Chapter 11 filings.

The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under its senior credit facility, the Senior Secured Notes and the Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See “Note 1 - Chapter 11 Proceedings” to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 Cases. For more information about the senior credit facility, the Senior Secured Notes, the Senior Unsecured Notes, and the Convertible Senior Unsecured Notes, see “Note 6 - Long-Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2015, the Company’s contractual obligations included long-term debt obligations, transportation and throughput agreements, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. Effective June 6, 2016, the Bankruptcy Court issued orders allowing the Company to reject certain long-term contracts, which had the effect of reducing future transportation and throughput contractual obligations by approximately $35.8 million, eliminating the remaining drilling carry commitment of approximately $8.9 million, and reducing other contractual obligations by approximately $0.9 million as of the date the contracts were rejected. The total estimated allowable claims related to these contracts of $27.5 million has been included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016.

Long-Term Debt Obligations. The Company’s long-term debt obligation was approximately $4.1 billion at June 30, 2016 compared to $3.6 billion at December 31, 2015, primarily due to the drawdown of $488.9 million on the senior credit facility and subsequent repayment of $40.0 million in May 2016 in accordance with the terms of the RSA. This increase was partially offset by the conversion of an aggregate $232.1 million principal amount ($77.8 million net of discount and including holders’ conversion feature) of the Convertible Senior Unsecured Notes into shares of the Company’s common stock during the first quarter of 2016. At June 30, 2016, the principal amounts of the Company’s long-term debt are reflected in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Form 10-K. For a discussion of recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the Company’s accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. Other than applying the guidance in ASC 852 “Reorganizations” as discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, the Company did not have any material changes in critical accounting policies, estimates, judgments and assumptions.

Valuation Allowance

In 2008 and 2009, the Company recorded full cost ceiling impairments totaling $3.5 billion on its oil and natural gas assets, resulting in the Company being in a net deferred tax asset position. Management considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against the Company’s net deferred tax asset in the period ending December 31, 2008. This valuation allowance has been maintained since 2008. See “Note 10 - Income Taxes” to the accompanying unaudited condensed consolidated financial statements for more discussion on the establishment of the valuation allowance against the Company’s net deferred tax asset.

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

The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of its oil and natural gas properties in the Permian Basin area of west Texas, excluding the assets associated with the Permian Trust area of mutual interest, on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the year ended December 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended June 30, 2016. One contributing factor to the cumulative negative earnings position for the 36-month period ended June 30, 2016 is the combined effect of the impairments of the Company’s assets totaling $5.1 billion. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.

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

In determining whether to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ending June 30, 2016, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company’s net deferred tax asset at December 31, 2015 was $1.9 billion.

At December 31, 2015, the Company had valuation allowances totaling $92.0 million against specific deferred tax assets for which management has determined it is more likely than not that such deferred tax assets will not be realized for various reasons. The valuation allowance against these specific deferred tax assets would not be impacted by the foregoing discussion.

The confirmation of the Plan by the Bankruptcy Court may result in deferred tax assets and liabilities of a materially different amount being reflected on the Company’s post-emergence consolidated financial statements. Management will consider all available evidence upon emergence, including the effects of the Restructuring Transactions, in concluding whether or not a valuation allowance should be recorded against all or some of the newly determined deferred tax assets.

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

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2016, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are described below:

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

At June 30, 2016, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2016 - December 2016	552,000	$88.40

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2016 - December 2016	1,840,000	$(0.38)

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

The Company recorded losses on commodity derivative contracts of $8.0 million and $33.0 million for the three-month periods ended June 30, 2016 and 2015, respectively, which include net cash receipts upon settlement of $32.4 million and $74.4 million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $5.2 million and $(16.8) million for the six-month periods ended June 30, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $58.0 million and $211.3 million, respectively. Included in the net cash receipts for the three and six-month periods ended June 30, 2016 are $11.5 million of cash receipts related to early settlements.

See “Note 7 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the Company’s commodity derivatives.

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

Both a default by the Company under its senior credit facility and a Chapter 11 filing by the Company constitute defaults under its commodity derivative contracts. As a result, certain commodity derivative contracts were settled in the second quarter of 2016 and prior to their contractual maturities after the Chapter 11 filings occurred.

The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its remaining derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of June 30, 2016, the counterparties to the Company’s open commodity derivative contracts consisted of two financial institutions, which are also lenders under the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its commodity derivative contracts.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

Chapter 11 Proceedings

Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against the Company noted below, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 Cases in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 Cases, if confirmed as contemplated by the Restructuring Support Agreement, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases. See “Note 1 - Chapter 11 Proceedings” to the accompanying unaudited condensed consolidated financial statements included in this quarterly report for further discussion about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

In connection with the estimation of general unsecured claims asserted in connection with its bankruptcy, the Company is required to establish reserves for litigation matters in amounts that it estimates will be characterized as “allowed” in the claims administration process.  Such amounts include potential settlements that the Company would not entertain outside of the bankruptcy process. In that regard, the Company recorded an adjustment to adjust the reserve for the below described litigation of $20.5 million, which is included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2016, to bring the total reserves for current anticipated allowed claim amounts for litigation matters to $24.5 million, which is included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016.

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

On July 15, 2013, James Hart and 15 other named plaintiffs filed an Amended Complaint in the United States District Court for the District of Kansas (the “Kansas District Court”) in an action undertaken individually and on behalf of others similarly situated against SandRidge Energy, Inc., SandRidge Operating Company, SandRidge Exploration and Production, LLC, SandRidge Midstream, Inc., and Lariat Services, Inc. In their Amended Complaint, plaintiffs allege that the defendants failed to properly calculate overtime pay for the plaintiffs and for other similarly situated current and former employees. The plaintiffs further allege that the defendants required the plaintiffs and other similarly situated current and former employees to engage in work-related activities without pay. The plaintiffs assert claims against the defendants for (i) violations of the Fair Labor Standards Act, (ii)

violations of the Kansas Wage Payment Act, (iii) breach of contract, and (iv) fraud, and seek to recover unpaid wages and overtime pay, liquidated damages, statutory penalties, economic damages, compensatory and punitive damages, attorneys’ fees and costs, and both pre- and post-judgment interest.

On October 3, 2013, the plaintiffs filed a Motion for Conditional Collective Action Certification and for Judicial Notice to the Class and a Motion to Toll the Statute of Limitations. On October 11, 2013, the defendants filed a Motion to Dismiss and a Motion to Transfer Venue to the United States District Court for the Western District of Oklahoma (the “Oklahoma District Court”). On February 25, 2014, the Kansas District Court granted the defendants’ Motion to Transfer Venue to the Oklahoma District Court.

On April 2, 2014, the Oklahoma District Court granted the defendants’ Motion to Dismiss and granted plaintiffs leave to file an amended complaint by April 16, 2014, which they did on such date. On July 1, 2014, the Oklahoma District Court granted plaintiffs’ Motion for Conditional Collective Action Certification and for Judicial Notice to the Class, and denied plaintiffs’ Motion to Toll the Statute of Limitations.

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

On January 12, 2016, Lisa Griggs and April Marler, on behalf of themselves and all other similarly situated, filed a putative class action petition in the District Court of Logan County, Oklahoma, against SandRidge Exploration and Production, LLC, and certain other oil and gas exploration companies. In their petition, plaintiffs assert various tort claims based upon purported damage and loss resulting from earthquakes allegedly caused by the defendants’ operations of wastewater disposal wells. Plaintiffs seek to certify a class of “all residents of Oklahoma owning real property from 2011 through the time the Class is certified.” On February 16, 2016, the defendants filed a Notice of Removal of the lawsuit to the Oklahoma District Court. On April 8, 2016, the plaintiffs filed a Motion to Remand the action back to the District Court of Logan County, Oklahoma. On June 30, 2016, the Oklahoma District Court denied the plaintiffs’ Motion to Remand. On July 21, 2016, the plaintiffs voluntarily dismissed this lawsuit without prejudice.

On February 12, 2016, Brenda Lene and Jon Darryn Lene filed a petition in the District Court of Logan County, Oklahoma, against SandRidge Exploration and Production, LLC, and certain other oil and gas exploration companies. In their petition, plaintiffs assert various tort claims based on their allegations that their home suffered damages due to earthquakes allegedly caused by the defendants’ operations of wastewater disposal wells. On July 20, 2016, the plaintiffs voluntarily dismissed this lawsuit without prejudice.

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

On April 15, 2016, the United States District Court for the Western District of Oklahoma consolidated the Thieme, Beadles, and Lowry cases under the caption “In re Anadarko Basin Oil and Gas Lease Antitrust Litigation,” together with nine additional subsequently filed cases, as well as with any other cases pending in the court, alleging similar violations under the Sherman Antitrust Act and the Oklahoma Antitrust Reform Act.

On March 29, 2016, Harold Koppitz, on behalf of himself and all others similarly situated, filed a putative class action petition in the District Court of Woods County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around February 1, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for purchases of oil and natural gas leasehold interests located within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiff seeks to certify two separate and distinct classes of members. On August 3, 2016, the plaintiff voluntarily dismissed the Company from this lawsuit without prejudice.

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

On April 13, 2016, Wesley and Towanda Mallory, on behalf of themselves and all others similarly situated, filed a putative class action petition in the District Court of Stephens County, Oklahoma, against SandRidge Energy, Inc. and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiffs allege that, commencing on or around December 27, 2007, and continuing until at least April 1, 2013 (the “Class Period”), the defendants conspired to rig bids and depress prices for oil and natural gas leasehold and working interests and producing properties within the State of Oklahoma in violation of the Oklahoma Antitrust Reform Act. Plaintiffs seek to certify a class of “[a]ll Oklahoma citizens and entities that, during the relevant Class Period, provided or sold to one of more of the Defendants (a) oil and gas leasehold interests on their property and/or (b) the producing properties or interests relating to land located in the Anadarko Basin Region, in exchange for lease payments, including but not limited to lease bonuses.” On May 26, 2016, the plaintiffs voluntarily dismissed without prejudice the Company as a defendant in this action.

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

During the course of the above inquiries, the SEC issued a subpoena to the Company seeking documents relating to employment-related agreements between the Company and certain employees. The Company is cooperating with this inquiry and, after discussion with staff, the Company sent corrective letters to certain current and former employees who had entered into agreements containing language that may have been inconsistent with SEC rules prohibiting a company from impeding an individual from communicating directly with the SEC about possible securities law violations. The Company also updated its Code of Conduct and other relevant policies. On June 16, 2016, the SEC filed a proof of claim in the Company’s Chapter 11 Cases in the amount of $1.2 million as a result of the SEC staff’s inquiry concerning employment-related agreements. Counsel for the Company is in discussions with the SEC in an effort to resolve the Company’s liability regarding these inquiries.

The Company continues to cooperate with the above inquiries.

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

The Company’s future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Court protection could have a material adverse effect on the business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, the Company’s senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of the business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in the Company’s ability to reorganize the business successfully and will seek to establish alternative commercial relationships.

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

Any plan of reorganization that the Company may implement will be based in large part upon assumptions and analyses developed by the Company. If these assumptions and analyses prove to be incorrect, the Company’s plan may be unsuccessful in its execution.

Any plan of reorganization that the Company may implement could affect both its capital structure and the ownership, structure and operation of its businesses and will reflect assumptions and analyses based on the Company’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that it considers appropriate under the circumstances. Whether actual future results and developments will be consistent with the Company’s expectations and assumptions depends on a number of factors, including but not limited to (i) its ability to change substantially its capital structure; (ii) its ability to obtain adequate liquidity and financing sources; (iii) its ability to maintain suppliers’ confidence in its viability as a continuing entity and to continue doing business with them; (iv) its ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of the Company’s businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In the Company’s case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of its capital structure. Accordingly, the Company expects that its actual financial condition and results of operations will differ, perhaps materially, from what it has anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization the Company may implement will occur or, even if they do occur, that they will have the anticipated effects on the Company and its subsidiaries or its businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

The Company has substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although the Company has lowered its capital budget and reduced the scale of its operations significantly, its business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, the Company has incurred significant professional fees and other costs in connection with its Chapter 11 proceedings and expects that it will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. The Company does not believe that its cash on hand and its cash flow from operations will be sufficient to continue to fund its operations for any significant period of time. There are no assurances that the Company’s current liquidity is sufficient to allow it to satisfy its obligations related to the Chapter 11 proceedings, allow the Company to proceed with the confirmation of a Chapter 11 plan of reorganization and allow it to emerge from bankruptcy. The Company can provide no assurance that it will be able to secure additional interim financing or exit financing sufficient to meet its liquidity needs or, if sufficient funds are available, offered to the Company on acceptable terms.

Trading in the Company’s securities is highly speculative and poses substantial risks. The Company expects that its existing common stock will be extinguished and the warrants proposed to be issued to existing holders of outstanding Senior Secured Notes and Unsecured Notes under the Restructuring Support Agreement may not have any value.

The Restructuring Support Agreement contemplates that the Company’s outstanding Senior Secured Notes and Unsecured Notes will be converted into equity of the reorganized Company and that all equity interests of the existing equity holders of the Company will be extinguished upon the Company’s emergence from bankruptcy. In addition, even if the Plan is confirmed as currently outlined in the Restructuring Support Agreement, the value of any warrants that are issued is highly speculative and the exercise prices of such warrants are based upon assumed equity values that may never be attained.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
April 1, 2016 — April 30, 2016	70,327	$0.05	N/A	N/A
May 1, 2016 — May 31, 2016	3,524	$0.08	N/A	N/A
June 1, 2016 — June 30, 2016	5,720	$0.02	N/A	N/A
Total	79,571		—
____________________

(1)
Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

The Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its senior credit facility, its Senior Secured Notes and its Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See “Note 6 - Debt” and “Note 1 - Chapter 11 Proceedings” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at June 30, 2016 and the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

Under the terms of the 7.0% convertible perpetual preferred stock and the 8.5% convertible perpetual preferred stock, the Company may defer payments of its cumulative semi-annual dividends. The Company has exercised its contractual right to defer regularly scheduled semi-annual payments of dividends on its preferred stock beginning with the November 2015 semi-annual dividend payment for the 7.0% convertible perpetual preferred stock and the February 2016 semi-annual dividend payment for the 8.5% convertible perpetual preferred stock, and is therefore currently in arrears with the dividend payments. As of June 30, 2016, the Company had $21.0 million and $11.3 million of dividend payments in arrears on the 7.0% convertible perpetual preferred stock and the 8.5% convertible perpetual preferred stock, respectively. No dividends have been accrued on the Company’s convertible perpetual preferred stock subsequent to the Chapter 11 petition filing date. See “Note 1 - Chapter 11 Proceedings” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for treatment of the convertible perpetual preferred stock under the Plan of Reorganization and the Chapter 11 Cases.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Julian Bott
Julian Bott Executive Vice President and Chief Financial Officer
Date: August 15, 2016

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