Form 10-Q
period 2016-09-30
SANDRIDGE ENERGY INC
filed 2016-11-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, prior to the Company’s emergence from bankruptcy on October 4, 2016 was 719,562,166. The number of shares outstanding of the registrant’s common stock, par value $0.001 per share at October 31, 2016 was 20,575,551.

References in this report to the “Company” and “SandRidge” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of SandRidge Mississippian Trust I (the “Mississippian Trust I”), SandRidge Mississippian Trust II (the “Mississippian Trust II”) and SandRidge Permian Trust (the “Permian Trust”) (each individually, a “Royalty Trust” and collectively, the “Royalty Trusts”).

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

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended September 30, 2016

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$652,680	$435,588
Accounts receivable, net	61,446	127,387
Derivative contracts	10,192	84,349
Prepaid expenses	12,514	6,833
Other current assets	1,003	19,931
Total current assets	737,835	674,088
Oil and natural gas properties, using full cost method of accounting
Proved	12,093,492	12,529,681
Unproved	322,580	363,149
Less: accumulated depreciation, depletion and impairment	(11,637,538)	(11,149,888)
	778,534	1,742,942
Other property, plant and equipment, net	357,528	491,760
Derivative contracts	70	—
Other assets	12,537	13,237
Total assets	$1,886,504	$2,922,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$140,448	$428,417
Derivative contracts	2,982	573
Asset retirement obligations	8,573	8,399
Total current liabilities	152,003	437,389
Long-term debt	—	3,562,378
Derivative contracts	935	—
Asset retirement obligations	62,896	95,179
Other long-term obligations	3	14,814
Liabilities subject to compromise	4,346,188	—
Total liabilities	4,562,025	4,109,760
Commitments and contingencies (Note 8)
Equity (deficit)
SandRidge Energy, Inc. stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000 shares authorized
8.5% Convertible perpetual preferred stock; 2,650 shares issued and outstanding at September 30, 2016 and December 31, 2015; aggregate liquidation preference of $265,000	3	3
7.0% Convertible perpetual preferred stock; 2,597 shares issued and outstanding at September 30, 2016; aggregate liquidation preference of $259,700; 2,770 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $277,000	3	3
Common stock, $0.001 par value; 1,800,000 shares authorized; 720,936 issued and 719,425 outstanding at September 30, 2016 and 635,584 issued and 633,471 outstanding at December 31, 2015	718	630
Additional paid-in capital	5,315,655	5,301,136
Additional paid-in capital—stockholder receivable	(1,250)	(1,250)
Treasury stock, at cost	(5,218)	(5,742)
Accumulated deficit	(7,985,411)	(6,992,697)
Total SandRidge Energy, Inc. stockholders’ deficit	(2,675,500)	(1,697,917)
Noncontrolling interest	(21)	510,184
Total stockholders’ deficit	(2,675,521)	(1,187,733)
Total liabilities and stockholders’ deficit	$1,886,504	$2,922,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Oil, natural gas and NGL	$99,934	$165,135	$279,971	$575,399
Midstream and marketing	3,004	8,838	10,545	26,208
Drilling and services	886	4,572	2,342	19,658
Other	232	1,607	951	3,802
Total revenues	104,056	180,152	293,809	625,067
Expenses
Production	39,640	72,884	129,608	244,158
Production taxes	2,278	3,652	6,107	12,548
Cost of sales	563	4,323	5,302	22,034
Midstream and marketing	—	6,633	1,840	22,464
Depreciation and depletion—oil and natural gas	26,335	66,501	86,613	266,906
Depreciation and amortization—other	7,514	11,379	21,323	37,234
Accretion of asset retirement obligations	1,390	1,132	4,365	3,323
Impairment	354,451	1,074,588	718,194	3,647,845
General and administrative	29,145	34,233	134,447	108,764
(Gain) loss on derivative contracts	(338)	(42,211)	4,823	(59,034)
Loss on settlement of contract	—	—	90,184	—
Loss (gain) on sale of assets	416	6,771	(2,794)	2,097
Total expenses	461,394	1,239,885	1,200,012	4,308,339
Loss from operations	(357,338)	(1,059,733)	(906,203)	(3,683,272)
Other (expense) income
Interest expense (excludes $36.9 and $74.5 million of contractual interest expense on debt subject to compromise for the three and nine month-periods ended September 30, 2016)	(3,343)	(77,000)	(126,099)	(213,569)
Gain on extinguishment of debt	—	340,699	41,179	358,633
Reorganization items, net	(42,754)	—	(243,672)	—
Other (expense) income, net	(898)	(426)	1,332	1,208
Total other (expense) income	(46,995)	263,273	(327,260)	146,272
Loss before income taxes	(404,333)	(796,460)	(1,233,463)	(3,537,000)
Income tax expense	4	25	11	90
Net loss	(404,337)	(796,485)	(1,233,474)	(3,537,090)
Less: net loss attributable to noncontrolling interest	—	(156,073)	—	(493,243)
Net loss attributable to SandRidge Energy, Inc.	(404,337)	(640,412)	(1,233,474)	(3,043,847)
Preferred stock dividends	—	9,114	16,321	27,069
Loss applicable to SandRidge Energy, Inc. common stockholders	$(404,337)	$(649,526)	$(1,249,795)	$(3,070,916)
Loss per share
Basic	$(0.56)	$(1.23)	$(1.76)	$(6.14)
Diluted	$(0.56)	$(1.23)	$(1.76)	$(6.14)
Weighted average number of common shares outstanding
Basic	718,373	526,388	708,788	500,077
Diluted	718,373	526,388	708,788	500,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	SandRidge Energy, Inc. Stockholders
	Convertible Perpetual Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
	(Unaudited)
Nine Months Ended September 30, 2016
Balance at December 31, 2015	5,420	$6	633,471	$630	$5,299,886	$(5,742)	$(6,992,697)	$510,184	$(1,187,733)
Cumulative effect of adoption of ASU 2015-02	—	—	—	—	—	—	257,081	(510,205)	(253,124)
Purchase of treasury stock	—	—	—	—	—	(44)	—	—	(44)
Retirement of treasury stock	—	—	—	—	(44)	44	—	—	—
Stock distributions, net of purchases - retirement plans	—	—	603	—	(860)	524	—	—	(336)
Stock-based compensation	—	—	—	—	11,102	—	—	—	11,102
Cancellations of restricted stock awards, net of issuance	—	—	(2,184)	2	(2)	—	—	—	—
Common stock issued for debt	—	—	84,390	84	4,325	—	—	—	4,409
Conversion of preferred stock to common stock	(173)	—	2,220	2	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(1,233,474)	—	(1,233,474)
Convertible perpetual preferred stock dividends	—	—	—	—	—	—	(16,321)	—	(16,321)
Balance at September 30, 2016	5,247	$6	718,500	$718	$5,314,405	$(5,218)	$(7,985,411)	$(21)	$(2,675,521)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,233,474)	$(3,537,090)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for doubtful accounts	16,704	—
Depreciation, depletion and amortization	107,936	304,140
Accretion of asset retirement obligations	4,365	3,323
Impairment	718,194	3,647,845
Reorganization items, net	231,836	—
Debt issuance costs amortization	4,996	8,324
Amortization of discount, net of premium, on debt	2,734	1,053
Gain on extinguishment of debt	(41,179)	(358,633)
Write off of debt issuance costs	—	7,108
Gain on debt derivatives	(1,324)	(10,146)
Cash paid for early conversion of convertible notes	(33,452)	(2,708)
Loss (gain) on derivative contracts	4,823	(59,034)
Cash received on settlement of derivative contracts	72,608	278,581
Loss on settlement of contract	90,184	—
Cash paid on settlement of contract	(11,000)	—
(Gain) loss on sale of assets	(2,794)	2,097
Stock-based compensation	9,075	15,170
Other	(466)	1,772
Changes in operating assets and liabilities	(3,805)	59,084
Net cash (used in) provided by operating activities	(64,039)	360,886
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(186,452)	(761,905)
Acquisition of assets	(1,328)	(3,231)
Proceeds from sale of assets	20,090	35,387
Net cash used in investing activities	(167,690)	(729,749)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	489,198	2,190,000
Repayments of borrowings	(40,000)	(1,034,466)
Debt issuance costs	(333)	(48,021)
Noncontrolling interest distributions	—	(115,301)
Purchase of treasury stock	(44)	(3,198)
Dividends paid — preferred	—	(11,262)
Net cash provided by financing activities	448,821	977,752
NET INCREASE IN CASH AND CASH EQUIVALENTS	217,092	608,889
CASH AND CASH EQUIVALENTS, beginning of year	435,588	181,253
CASH AND CASH EQUIVALENTS, end of period	$652,680	$790,142
Supplemental Disclosure of Cash Flow Information
Cash paid for reorganization items	$(11,836)	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Cumulative effect of adoption of ASU 2015-02	$(247,566)	$—
Property, plant and equipment transferred in settlement of contract	$(215,635)	$—
Change in accrued capital expenditures	$25,045	$160,853
Equity issued for debt	$4,409	$(35,147)
Preferred stock dividends paid in common stock	$—	$(16,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Chapter 11 Proceedings

On May 16, 2016, the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court confirmed the Debtors’ joint plan of reorganization on September 9, 2016, and the Debtors’ subsequently emerged from bankruptcy on October 4, 2016 (the “Emergence Date”). Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the entire quarter ended September 30, 2016. As such, the Company’s bankruptcy proceedings and related matters have been summarized below.

References to “Successor” or “Successor Company” relate to SandRidge on and subsequent to October 4, 2016. References to “Predecessor” or “Predecessor Company” refer to SandRidge on and prior to October 3, 2016.

The Company was able to conduct normal business activities and pay associated obligations for the period following its bankruptcy filing and was authorized to pay and has paid certain pre-petition obligations, including for employee wages and benefits, goods and services provided by certain vendors, transportation of the Company’s production, royalties and costs incurred on the Company’s behalf by other working interest owners. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of business required the prior approval of the Bankruptcy Court.

Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities were subject to settlement under the Bankruptcy Code.

Plan of Reorganization. In accordance with the plan of reorganization confirmed by the Bankruptcy Court (the “Plan”), the following significant transactions occurred upon the Company’s emergence from bankruptcy on October 4, 2016:

•
First Lien Credit Agreement. All outstanding obligations under the senior secured revolving credit facility (the “senior credit facility”) were canceled, and claims under the senior credit facility received their proportionate share of (a) $35.0 million in cash and (b) participation in the newly established $425.0 million reserve-based revolving credit facility (the “New First Lien Exit Facility”). Refer to Note 6 for additional information.

•
Cash Collateral Account. The Company deposited $50.0 million of cash in an account controlled by the administrative agent to the New First Lien Exit Facility (the “Cash Collateral Account”) from the Emergence Date until the first borrowing base redetermination in October 2018 (the “Protected Period”); provided that (a) (i) $12.5 million will be released to the Company upon delivery of an acceptable business plan to the administrative agent, (ii) $12.5 million will be released to the Company upon achievement for two consecutive quarters of certain milestones set forth in the business plan and (b) to the extent the foregoing amounts are not released to the Company, up to $25.0 million will be released to the Company upon meeting a minimum 2.00:1.00 ratio of proved developed producing reserves to aggregate principal loan commitments under the New First Lien Exit Facility at any time after July 4, 2017.

If no default or event of default under the New First Lien Exit Facility exists at the expiration or termination of the Protected Period, all remaining proceeds in the Cash Collateral Account will be released to the Company at that time.

•
Senior Secured Notes. All outstanding obligations under the 8.75% Senior Secured Notes due 2020 issued in June 2015 and the $78.0 million principal 8.75% Senior Secured Notes due 2020 issued to Piñon Gathering Company, LLC (“PGC) in October 2015, (the “PGC Senior Secured Notes”) (collectively, “Senior Secured Notes”) were canceled and exchanged for approximately 13.7 million of the 18.9 million shares of common stock in the Successor Company (the “New Common Stock”) issued at emergence. Additionally, claims under the Senior Secured Notes received approximately $281.8 million of newly issued, non-interest bearing 0.00% convertible senior subordinated notes due 2020, (the “New Convertible Notes”), which are mandatorily convertible into approximately 15.0 million shares of New Common Stock upon the first to occur of several triggering events, one of which is maturity. Refer to Note 6 and Note 9 for additional information.

•
General Unsecured Claims. The Company’s general unsecured claims, including the 8.75% Senior Notes due 2020, 7.5% Senior Notes due 2021, 8.125% Senior Notes due 2022, and 7.5% Senior Notes due 2023 (collectively, the “Senior

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Unsecured Notes”) and the 8.125% Convertible Senior Notes due 2022 and 7.5% Convertible Senior Notes due 2023 (collectively, the “Convertible Senior Unsecured Notes” and together with the Senior Unsecured Notes, the “Unsecured Notes”), became entitled to receive their proportionate share of (a) approximately $36.7 million in cash, (b) approximately 5.7 million shares of New Common Stock, 5.2 million of which was issued immediately upon emergence, and (c) 4.9 million Series A Warrants and 2.1 million Series B Warrants, with initial exercise prices of $41.34 and $42.03 per share, respectively, which expire on October 4, 2022, (the “Warrants”). Refer to Note 6 and Note 9 for additional information.

•
New Building Note. A note with a principal amount of $35.0 million, which is secured by first priority mortgages on the Company’s headquarters facility and certain other non-oil and gas real property located in downtown Oklahoma City, Oklahoma (the “New Building Note”) was issued and purchased on the emergence date for $26.8 million in cash, net of certain fees and expenses, by certain holders of the Unsecured Senior Notes. Refer to Note 6 for additional information.

•
Preferred and Common Stock. The Company’s existing 7.0% and 8.5% convertible perpetual preferred stock and common stock were canceled and released under the Plan without receiving any recovery on account thereof. Refer to Note 9 for additional information.

Additionally, pursuant to the Plan confirmed by the Bankruptcy Court, the Company’s post-emergence board of directors is comprised of five directors, including the Company’s Chief Executive Officer, James Bennett, and four non-employee directors, Michael L. Bennett, John V. Genova, William “Bill” M. Griffin, Jr. and David J. Kornder.

Fresh Start Accounting. Upon emergence from bankruptcy, the Company will be required to apply fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements as of October 4, 2016, the date it emerged from bankruptcy. Under the principles of fresh start accounting, a new reporting entity was considered to have been created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets, including property, plant and equipment, based on their estimated fair values. The process of estimating the fair value of the Company’s assets, liabilities and equity upon emergence is currently ongoing and, therefore, such amounts have not yet been finalized. In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the Bankruptcy Court to be in the range of $1.04 billion to $1.32 billion. The face value of our long-term debt issued at emergence was a stated amount of $316.8 million. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the financial statements on or after October 4, 2016 will not be comparable with the financial statements prior to that date.

Reorganization Expenses. The Company and the Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, certain costs associated with the bankruptcy proceedings have been recorded as reorganization items within our accompanying unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2016. For additional information, see “Reorganization Items” below.

Financial Statement Classification of Liabilities Subject to Compromise. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2016, includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 case. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise includes amounts related to the rejection of various executory contracts. Additional amounts may be included in liabilities subject to compromise in future periods if rejected executory contracts are determined to involve greater contract damages than originally anticipated. Conversely, liabilities associated with executory contracts that are not rejected and are instead assumed, would constitute post-petition liabilities which will be satisfied in full under the Plan.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the components of liabilities subject to compromise included on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016 (in thousands):

September 30, 2016
Current maturities of long-term debt and accrued interest	$4,179,483
Accounts payable and accrued expenses	157,422
Other long-term liabilities	9,283
Liabilities subject to compromise	$4,346,188

Reorganization Items. The Company and the Debtors have incurred significant one-time costs during the three and nine-month periods ended September 30, 2016, associated with the reorganization, primarily the write-off of unamortized debt issuance costs and related unamortized debt premiums, discounts and derivatives, as well as adjustments for estimated allowable claims related to the Company’s legal proceedings and executory contracts approved for rejection by the Bankruptcy Court, and professional fees incurred subsequent to the Chapter 11 filings for the restructuring process. These costs, which are being expensed as incurred, significantly impact the Company’s results of operations. No such costs were incurred in the comparable 2015 periods.

The following table summarizes the components included in reorganization items in the Company’s accompanying unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Unamortized debt premiums and discounts	$—	$(95,296)
Unamortized debt issuance costs	(5)	(63,292)
Debt holder conversion feature and mandatory prepayment feature - PGC Senior Secured Notes	—	9,777
Estimated litigation claims	—	(20,478)
Rejections and cures of executory contracts	(3,148)	(21,309)
Ad valorem and franchise taxes	—	(3,494)
Legal and professional fees and expenses	(45,176)	(55,935)
Adjustment of pre-petition accounts payable settlements	5,575	6,355
Reorganization items	$(42,754)	$(243,672)

A non-cash charge to write-off all of the unamortized debt issuance costs and associated discounts and premiums, as applicable, related to the senior credit facility, Senior Secured Notes and the Unsecured Notes is included in reorganization items as these debt instruments were impacted by the Chapter 11 proceedings. Legal and professional fees and expenses included in reorganization items represent post-petition costs incurred as a result of the restructuring process and are included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet at September 30, 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2015 have been derived from and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 2015 Form 10-K. The accompanying unaudited condensed consolidated financial statements were also prepared in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2015 Form 10-K. The Company’s independent registered public accounting firm issued its audit opinion dated March 30, 2016, on such financial statements with a going concern uncertainty explanatory paragraph. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the information in the Company’s accompanying unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Given certain risks related to the Chapter 11 proceedings, management concluded that there was substantial doubt regarding the Company’s ability to continue as a going concern as it was structured at September 30, 2016.

The Company has applied Accounting Standards Codification (“ASC”) 852 “Reorganizations” in preparing the unaudited condensed consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Bankruptcy Court, and unamortized deferred financing costs, premiums, discounts and derivatives associated with debt classified as liabilities subject to compromise, are recorded as reorganization items. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the unaudited condensed consolidated balance sheet at September 30, 2016 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 1 for more information regarding reorganization items.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries. During the nine-month period ended September 30, 2015, the Company fully consolidated the activities of the Royalty Trusts as variable interest entities (“VIEs”) for which the Company was the primary beneficiary. Activities of the Royalty Trusts attributable to third party ownership were presented as noncontrolling interest and included as a component of equity in the condensed consolidated balance sheet as of December 31, 2015. As discussed further below, during the nine-month period ended September 30, 2016, the Company proportionately consolidated the activities of the Royalty Trusts. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Recent Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model, affecting all reporting entities involved with limited partnerships or similar entities, particularly industries such as the oil and gas, transportation and real estate sectors. The guidance simplifies and improves current guidance by placing more emphasis on risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE. The requirements of the guidance were effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company adopted this guidance on January 1, 2016, which resulted in the determination that the Royalty Trusts no longer qualify as VIEs. As a result, for the three and nine-month periods ended September 30, 2016, the Company proportionately consolidated the activities of the Royalty Trusts. Under the proportionate consolidation method, the Company accounts for only its share of each Royalty Trust’s asset, liabilities, revenues and expenses within the appropriate classifications in the accompanying unaudited condensed consolidated financial statements. The Company adopted the provisions of ASU 2015-02 on a modified retrospective approach by recording a cumulative-effect adjustment as of January 1, 2016 that resulted in decreases of approximately $243.4 million to total assets and approximately $510.2 million to noncontrolling interest and increases of approximately $9.7 million to accounts payable and approximately $257.1 million to retained earnings.

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

Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain of the provisions also amend or supersede existing guidance applicable to the recognition of a gain or loss on transfers of nonfinancial assets that are not an output of an entity’s ordinary activities, including sales of property, plant and equipment and real estate. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, and either a full retrospective or modified approach may be used for adoption. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures.

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

In September 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice including, but not limited to; debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, and separately identifiable cash flows and application of the predominance principle. The guidance requires adoption by application of a retrospective method to each period presented. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in each level of the hierarchy as of September 30, 2016 and December 31, 2015, as described below.

Level 1 Fair Value Measurements

Investments. The fair value of investments, consisting of assets attributable to the Company’s non-qualified deferred compensation plan, is based on quoted market prices. Investments are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Level 2 Fair Value Measurements

Commodity Derivative Contracts. The fair values of the Company’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets. Fair value is determined through the use of a discounted cash flow model or option pricing model using the applicable inputs, discussed above. The Company applies a weighted average credit default risk rating factor for its counterparties or gives effect to its credit default risk rating, as applicable, in determining the fair value of these derivative contracts. Credit default risk ratings are based on current published credit default swap rates.

Mandatory Prepayment Feature - PGC Senior Secured Notes. In conjunction with the acquisition of and termination of a gathering agreement with PGC in October 2015, the Company issued the PGC Senior Secured Notes with a $78.0 million principal value. The PGC Senior Secured Notes were issued at a substantial discount, as discussed in Note 6 and Note 7, which resulted in the treatment of the related mandatory prepayment feature as an embedded derivative that met the criteria to be bifurcated from its host contract and accounted for separately from the PGC Senior Secured Notes. Prior to the Chapter 11 filings, the mandatory prepayment feature was recorded at fair value each reporting period based upon values determined through the use of discounted cash flow models of the PGC Senior Secured Notes both (i) with the mandatory prepayment feature and (ii) excluding the mandatory prepayment feature. Subsequent to the Chapter 11 filings in May 2016, the value of the mandatory repayment feature of $2.5 million was written off and is included in reorganization items in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016.

Level 3 Fair Value Measurements

Commodity Derivative Contracts. The fair values of the Company’s natural gas basis swaps are based upon quotes obtained from counterparties to the derivative contracts. These values were reviewed internally for reasonableness through the use of a discounted cash flow model using non-exchange traded regional pricing information. Additionally, the Company applied a weighted average credit default risk rating factor for its counterparties or gave effect to its credit risk, as applicable, in determining the fair value of these commodity derivative contracts. The significant unobservable input used in the fair value measurement of the Company’s natural gas basis swaps is the estimate of future natural gas basis differentials. Significant increases (decreases) in natural gas basis differentials could result in a significantly higher (lower) fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of the Company’s natural gas basis swaps at September 30, 2016 and December 31, 2015 are included in the table below.

Unobservable Input	Range			Weighted Average	Fair Value
	(Price per Mcf)				(In thousands)
September 30, 2016
Natural gas basis differential forward curve	$(0.13)	–	$(0.25)	$(0.20)	$(170)
December 31, 2015
Natural gas basis differential forward curve	$(0.06)	–	$(0.28)	$(0.22)	$(1,748)

Debt Holder Conversion Feature. The Company’s Convertible Senior Unsecured Notes each contain a conversion option whereby, prior to the Chapter 11 filings, the Convertible Senior Unsecured Notes holders had the option to convert the notes into

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

shares of Company common stock. Further, with respect to any such conversions prior to the second anniversary of the issuance of the Convertible Senior Unsecured Notes, in addition to the shares deliverable upon conversion, holders were entitled to receive an early conversion payment. These conversion features were identified as embedded derivatives that met the criteria to be bifurcated from their host contracts and accounted for separately from the Convertible Senior Unsecured Notes. Prior to the Chapter 11 filings, the holder conversion features were recorded at fair value each reporting period. Subsequent to the Chapter 11 filings, the value of the debt holder conversion features of $7.3 million was written off and is included in reorganization items in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016.

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

See further discussion of the Convertible Senior Unsecured Notes at Note 6.

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2016

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$11,429	$—	$(1,167)	$10,262
Investments	7,263	—	—	—	7,263
	$7,263	$11,429	$—	$(1,167)	$17,525
Liabilities
Commodity derivative contracts	$—	$4,914	$170	$(1,167)	$3,917
	$—	$4,914	$170	$(1,167)	$3,917

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

Level 3 - Commodity Derivative Contracts. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for commodity derivative contracts during the three and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$(356)	$(2,207)	$(1,748)	$350
Purchases	—	—	—	(2,894)
Gain (loss) on commodity derivative contracts	186	(1,229)	1,578	(892)
Ending balance	$(170)	$(3,436)	$(170)	$(3,436)

Losses due to changes in fair value of the Company’s Level 3 commodity derivative contracts have been included in (gain) loss on derivative contracts in the accompanying unaudited condensed consolidated statements of operations. See Note 7 for further discussion of the Company’s derivative contracts.

Level 3 - Debt Holder Conversion Feature. The table below sets forth a reconciliation of the Company’s Level 3 fair value measurements for debt holder conversion features during the three and nine-month periods ended September 30, 2015 and the nine-month period ended September 30, 2016 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
Beginning balance	$—	$29,355	$—
Issuances	16,994	—	16,994
Gain on derivative holder conversion feature	(10,146)	(880)	(10,146)
Conversions	(1,374)	(21,194)	(1,374)
Write off of derivative holder conversion feature to reorganization items	—	(7,281)	—
Ending balance	$5,474	$—	$5,474

Prior to commencement of the Chapter 11 Proceedings, the fair value of the conversion features were determined quarterly with changes in fair value recorded as interest expense.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Transfers. The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three and nine-month periods ended September 30, 2016 and 2015, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Financial Instruments

The Company measures the fair value of its Senior Secured Notes and the Unsecured Notes using pricing that is readily available in the public market. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s senior notes at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016 (1)		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.75% Senior Secured Notes	$487,207	$1,328,000	$403,098	$1,265,814
Senior Unsecured Notes
8.75% Senior Notes due 2020	$28,579	$395,935	$39,740	$389,232
7.5% Senior Notes due 2021	$47,019	$757,767	$79,812	$751,087
8.125% Senior Notes due 2022	$30,047	$527,737	$57,749	$518,693
7.5% Senior Notes due 2023	$34,589	$543,561	$58,799	$534,869
Convertible Senior Unsecured Notes
8.125% Convertible Senior Notes due 2022	$2,339	$40,694	$44,199	$78,290
7.5% Convertible Senior Notes due 2023	$28	$46,900	$15,125	$24,393
____________________

(1)
Includes write-off of discounts and derivatives associated with the 8.75% Senior Secured Notes and the Convertible Senior Unsecured Notes, discounts associated with the 8.75% Senior Notes due 2020 and the 7.5% Senior Notes due 2023, and premium associated with the 7.5% Senior Notes due 2021 due to the Company's Chapter 11 proceedings.

All of the Company’s senior notes are stated at carrying value, which has been adjusted to par value, in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016. See Note 6 for discussion of the Company’s debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Oil and natural gas properties
Proved(1)	$12,093,492	$12,529,681
Unproved	322,580	363,149
Total oil and natural gas properties	12,416,072	12,892,830
Less accumulated depreciation, depletion and impairment	(11,637,538)	(11,149,888)
Net oil and natural gas properties capitalized costs	778,534	1,742,942
Land	5,210	14,260
Non-oil and natural gas equipment(2)	240,402	373,687
Buildings and structures(3)	228,753	227,673
Total	474,365	615,620
Less accumulated depreciation and amortization	(116,837)	(123,860)
Other property, plant and equipment, net	357,528	491,760
Total property, plant and equipment, net	$1,136,062	$2,234,702
____________________

(1)	Includes cumulative capitalized interest of approximately $51.1 million and $48.9 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Includes cumulative capitalized interest of approximately $4.3 million at both September 30, 2016 and December 31, 2015.

(3)	Includes cumulative capitalized interest of approximately $20.4 million at both September 30, 2016 and December 31, 2015.

The Company reduced the net carrying value of its oil and natural gas properties by $298.0 million and $657.4 million during the three and nine-month periods ended September 30, 2016, as a result of its quarterly full cost ceiling analysis. See Note 2 for discussion of the proportionate consolidation of the Royalty Trusts for the three and nine-month periods ended September 30, 2016.

The Company reviews non-oil and natural gas equipment and buildings and structures for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The electrical transmission system was reviewed and was determined to not be recoverable due to a decrease in projected Mid-Continent production volumes supporting the system’s usage.  Further, the carrying value exceeded its fair value.  The Company recorded an impairment of $55.6 million on its electrical transmission system during the three and nine-month periods ended September 30, 2016 and a $1.7 million impairment on compressors and various other midstream services equipment during the nine-month period ended September 30, 2016 due primarily to the determination that their future use was limited.

Fair value measurements for the electrical asset impairment discussed above were based on replacement cost. As the fair value was estimated using the cost approach, inputs were based on the cost to a market participant buyer to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence. These inputs were not observable in the market therefore these values were classified as Level 3 in the fair value hierarchy.

The Company disposed of certain drilling and oilfield services assets previously classified as held for sale during 2016 and recorded losses on the sale of those assets of $0.1 million and $1.7 million for the three and nine-month periods ended September 30, 2016, which are included in loss (gain) on sale of assets in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2016, the Company has remaining drilling and oilfield services assets with a net book value of $0.8 million classified as held for sale in the other current assets line of the accompanying unaudited condensed consolidated balance sheet, and expects to dispose of these assets in the fourth quarter of 2016.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Debt

Chapter 11 Proceedings

The Chapter 11 filings constituted an event of default with respect to the Company’s pre-petition senior credit facility, Senior Secured Notes, Senior Unsecured Notes and Convertible Senior Unsecured Notes, which became immediately due and payable. The enforcement of any obligations under the Company’s pre-petition debt was automatically stayed as a result of the Chapter 11 filings. On the Emergence Date, the Senior Secured Notes, Unsecured Notes and senior credit facility were canceled and the Company entered into the $425.0 million New First Lien Exit Facility, issued approximately $281.8 million principal value of New Convertible Notes and entered into the $35.0 million New Building Note as discussed further below. See Note 1 for additional information regarding the bankruptcy proceedings.

Reclassification of Debt. The balance outstanding under the senior credit facility of $449.2 million, par value of the Senior Secured Notes of $1.3 billion, par value of the Senior Unsecured Notes of $2.2 billion and par value of the Convertible Senior Unsecured Notes of $87.6 million are included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at September 30, 2016. Additionally, a non-cash charge to write off all of the related unamortized debt issuance costs and associated discounts and premiums of approximately $158.6 million and the fair value of associated debt derivatives of $9.8 million as of May 16, 2016 related to the Company's debt is included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2016, as discussed in Note 1.

See Note 4 for the fair values and carrying values of the senior notes outstanding at September 30, 2016 and December 31, 2015, respectively. As of December 31, 2015, there were no amounts outstanding under the senior credit facility, and the carrying values of the senior notes were net of unamortized discounts, premiums, and deferred costs of $342.6 million, and included the fair value of debt derivatives of $32.3 million.

Pre-Emergence Indebtedness
Senior Credit Facility

The terms of the senior credit facility contained certain financial covenants, including maintenance of agreed upon levels for the (a) ratio of total secured debt under the senior credit facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which could not exceed 2.00:1.00 at each quarter end and (b) ratio of current assets to current liabilities, which was required to be at least 1.0:1.0 at each quarter end. For the purpose of the current ratio calculation, any amounts available to be drawn under the senior credit facility were included in current assets, and unrealized assets and liabilities that resulted from mark-to-market adjustments on the Company’s commodity derivative contracts were disregarded. The senior credit facility matured by its terms on the earlier of March 2, 2020 and 91 days prior to the earliest date of any maturity under or mandatory offer to repurchase the Company’s then outstanding notes.

The senior credit facility also contained various covenants that limited the ability of the Company and certain of its subsidiaries to: grant certain liens; make certain loans and investments; make distributions; redeem stock; redeem or prepay debt; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. The terms of the senior credit facility allowed the Company to redeem or purchase outstanding Senior Unsecured Notes for up to $275.0 million in cash subject to certain limitations. Additionally, the senior credit facility limited the ability of the Company and certain of its subsidiaries to incur additional indebtedness with certain exceptions. See Note 1 for information regarding the Company’s Bankruptcy Petitions and the Chapter 11 proceedings.

The obligations under the senior credit facility were guaranteed by certain Company subsidiaries and were required to be secured by first priority liens on all shares of capital stock of certain of the Company’s material present and future subsidiaries, all of the Company’s intercompany debt, and certain of the Company’s other assets, including proved oil, natural gas and NGL reserves representing at least 80.0% of the discounted present value (as defined in the senior credit facility) of proved oil, natural gas and NGL reserves of the Company.

At the Company’s election, interest under the senior credit facility, was determined by reference to (a) the ICE Benchmark Administration Limited LIBOR (“LIBOR”) plus an applicable margin between 1.750% and 2.750% per annum or (b) the “base rate,” which is the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate published by Royal Bank of Canada under the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

senior credit facility or (iii) the one-month Eurodollar rate (as defined in the senior credit facility) plus 1.00% per annum, plus, in each case under scenario (b), an applicable margin between 0.750% and 1.750% per annum. Interest was payable quarterly for base rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan was six months or longer, interest was paid at the end of each three-month period. Quarterly, the Company paid commitment fees assessed at an annual rate of 0.5% on any available portion of the senior credit facility.

On March 11, 2016, the administrative agent notified the Company that the lenders had elected to reduce the borrowing base to $340.0 million from $500.0 million pursuant to a special redetermination. On April 20, 2016, the Company submitted for consideration by its lenders additional properties to serve as collateral under the senior credit facility to support a borrowing base of $500.0 million. On May 11, 2016, in exchange for waivers from the requisite percentage of lenders with respect to certain specified defaults and events of defaults under the senior credit facility, the Company permanently repaid $40.0 million of borrowings to the lenders, which payment correspondingly reduced the lenders’ commitments. See Note 1 for further discussion of the senior credit facility and the plan of reorganization.

The senior credit facility had $449.2 million drawn at September 30, 2016 and had $9.9 million in outstanding letters of credit. Additionally, at September 30, 2016, the Company had incurred $1.3 billion in junior lien debt subject to an intercreditor agreement as a result of the issuance of Senior Secured Notes in June 2015 and the PGC Senior Secured Notes in October 2015.

Senior Secured Notes

The Company issued $1.25 billion of 8.75% Senior Secured Notes due 2020 in June 2015. Net proceeds from the issuance were approximately $1.21 billion after deducting offering expenses, a portion of which was used to repay amounts outstanding at that time under the Company’s senior credit facility.

Additionally, the Company issued $78.0 million par value of the PGC Senior Secured Notes in conjunction with the acquisition of and termination of a gathering agreement with PGC in October 2015. Because the PGC Senior Secured Notes were issued as partial consideration for the acquisition and termination, these notes were recorded at fair value of approximately $50.3 million, which included mandatory prepayment feature liabilities and a discount. Fair value at issuance was determined based upon the then-current market value of the Senior Secured Notes. The unamortized portions of the discount and the carrying value of the mandatory prepayment feature as of the date of the Chapter 11 filings, May 16, 2016, were written off to reorganization items on the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016 as noted above.

The Company accrued interest on its Senior Secured Notes at a fixed rate of 8.75% prior to the Chapter 11 filings, with no interest accrued subsequent to the filings. The Senior Secured Notes were by their terms redeemable, in whole or in part, prior to their maturity at specified redemption prices and were jointly and severally guaranteed unconditionally, in full, on a second-priority secured basis by certain of the Company’s wholly owned subsidiaries.

The Senior Secured Notes were secured by second-priority liens on all of the Company’s assets that secured the senior credit facility on a first-priority basis; provided, however, the security interest in those assets that secured the Senior Secured Notes and the guarantees were contractually subordinated to liens thereon that secure the credit facility and certain other permitted indebtedness. Consequently, the Senior Secured Notes and the guarantees were effectively subordinated to the credit facility and such other indebtedness to the extent of the value of such assets.

Maturity Date and Mandatory Prepayment Feature. Pursuant to the indenture, the Senior Secured Notes by their terms matured on June 1, 2020; provided, however, that if on October 15, 2019, the aggregate outstanding principal amount of the unsecured 8.75% Senior Notes due 2020 exceeded $100.0 million, the Senior Secured Notes matured on October 16, 2019. See further discussion of the mandatory prepayment feature Note 4 and Note 7, which with respect to the PGC Senior Secured Notes was an embedded derivative that was accounted for separately from these notes, prior to being written-off to reorganization items on the accompanying unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2016, as discussed in Note 1.

Indenture. The indenture governing the Senior Secured Notes contained covenants that restricted the Company’s ability to pay dividends, incur indebtedness, create liens, enter into consolidations or mergers, purchase or redeem stock or subordinated or unsecured indebtedness, dispose of or transfer certain assets, transact with related parties, make investments and refinance

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

certain indebtedness, among other actions. These indentures were canceled upon the Company’s emergence from Chapter 11. See Note 1 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 proceedings.

Senior Unsecured Notes

The Company accrued interest on its Senior Unsecured Notes at a fixed rate through the date of the Chapter 11 filings, with no interest accrued subsequent to the filings. The Senior Unsecured Notes were by their terms redeemable, in whole or in part, prior to their maturity at specified redemption prices and were jointly and severally guaranteed unconditionally, in full, on an unsecured basis by certain of the Company’s wholly owned subsidiaries. See Note 14 for condensed financial information of the SandRidge subsidiaries that own substantially all of the Company’s oil and gas assets (collectively, the “Guarantors”). Certain of the Senior Unsecured Notes were issued at a discount or a premium. Prior to the Chapter 11 filings, the discount or premium was amortized to interest expense over the term of the respective series of Senior Unsecured Notes. The unamortized portions of the discount or premium as of the date of the Chapter 11 filings, May 16, 2016, were written off to reorganization items on the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016 as noted above.

The unamortized portions of the debt issuance costs associated with the Senior Unsecured Notes as of the date of the Chapter 11 filings, May 16, 2016, were written off to reorganization items on the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016 as noted above.

Indentures. Each of the indentures governing the Company’s Senior Unsecured Notes contained covenants that restricted the Company’s ability to pay dividends, incur indebtedness, make investments, sell certain assets, purchase certain assets, transact with related parties and enter into consolidations or mergers. These indentures were canceled upon the Company’s emergence from Chapter 11. See Note 1 for additional details about the Company’s Bankruptcy Petitions and the Chapter 11 proceedings.

Convertible Senior Unsecured Notes

The Convertible Senior Unsecured Notes were issued in conjunction with exchanges and repurchases of Senior Unsecured Notes that took place in August and October 2015. The transactions were determined to be an extinguishment of each of the Senior Unsecured Notes exchanged. As such, the newly-issued Convertible Senior Unsecured Notes were recorded at fair value on the date of issuance. The Convertible Senior Unsecured Notes were guaranteed by the same Guarantors that guaranteed the Senior Unsecured Notes and were subject to covenants and bore payment terms substantially identical to those of the corresponding series of Senior Unsecured Notes of similar tenor, other than the conversion features, described further below, and the extension of the final maturity by one day. The Company accrued interest on its Convertible Senior Unsecured Notes at a fixed rate through the date of the Chapter 11 filings, with no interest accrued subsequent to the filings.

Conversions to Common Stock. During the nine-month period ended September 30, 2016, holders of $200.5 million aggregate principal amount ($67.4 million net of discount and including holders’ conversion feature) of 8.125% Convertible Senior Notes due 2022 and $31.6 million aggregate principal amount ($10.4 million net of discount and holders’ conversion feature) of 7.5% Convertible Senior Notes due 2023 exercised conversion options applicable to those notes, resulting in the issuance of approximately 84.4 million shares of Company common stock and aggregate cash payments of $33.5 million for accrued interest and early conversion payments. The conversions resulted in a gain on extinguishment of debt totaling $41.3 million, including the write off of $4.3 million of net unamortized debt issuance costs, which is included in other income on the unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016. There were no conversions during the three-month period ended September 30, 2016.

Post-Emergence Indebtedness

New First Lien Exit Facility

As discussed in Note 1, on the Emergence Date, the Company entered into the New First Lien Exit Facility with the lenders party thereto and Royal Bank of Canada, as administrative agent and issuing lender.

The initial borrowing base under the New First Lien Exit Facility is $425.0 million. There are no scheduled borrowing base redeterminations until October 2018, followed by scheduled semiannual borrowing base redeterminations thereafter. The New First Lien Exit Facility matures on February 4, 2020. The outstanding borrowings under the New First Lien Exit Facility bear

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

interest at a rate equal to, at the option of the Company, either (a) a base rate plus an applicable rate of 3.75% per annum or (b) LIBOR plus 4.75% per annum, subject to a 1.00% LIBOR floor. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. The Company has the right to prepay loans under the New First Lien Exit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans. The New First Lien Exit Facility is guaranteed by the Guarantors.

Furthermore, the New First Lien Exit Facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 valuation of the proved developed producing reserves and 95% of the PV-9 valuation of all proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of capital stock of each credit party and their respective wholly owned subsidiaries and (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).

The New First Lien Exit Facility requires the Company to, (a) commencing with the first full fiscal quarter ending after the Emergence Date through the last full fiscal quarter before the occurrence of the end of the borrowing base protection period, maintain a minimum proved developing producing reserves asset coverage ratio, measured as of the last day of each fiscal quarter, of 1.75 to 1.00 and (b) commencing with the first full fiscal quarter ending after the occurrence of the end of the borrowing base protection period, maintain (i) a maximum consolidated total net leverage ratio, measured as of the last day of each fiscal quarter, (A) on or prior to December 31, 2018, of no greater than 3.50 to 1.00, and (B) any fiscal quarter ending on or after March 31, 2019, of no greater than 3.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 2.00 to 1.00. Such financial covenants are subject to customary cure rights.

The New First Lien Exit Facility contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.

New Convertible Debt

As discussed in Note 1, on the Emergence Date, pursuant to the terms of the Plan, the Company issued approximately $281.8 million principal amount of New Convertible Notes, which do not bear regular interest and will mature and mandatorily convert into New Common Stock on October 4, 2020, unless repurchased, redeemed or converted prior to that date. The New Convertible Notes will be recorded at fair value upon implementation of fresh start accounting. Upon the occurrence of certain events, including any acceleration, repayment or prepayment of the New Convertible Notes (including any optional redemption), the Company will be required to pay a make-whole amount of $0.783478 for each $1.00 in principal amount of New Convertible Notes repaid or prepaid in accordance with the provisions of the associated indenture.

The New Convertible Notes are initially convertible at a conversion rate of 0.05330841 shares of New Common Stock per $1.00 principal amount of New Convertible Notes, which represents, in the aggregate, approximately 15.0 million shares of the New Common Stock. The conversion rate for the New Convertible Notes is subject to customary anti-dilution adjustments. In addition, upon the occurrence of certain events, including any acceleration, repayment or prepayment of the New Convertible Notes (including any optional redemption), the conversion rate will be automatically adjusted such that the New Convertible Notes convert into the same percentage of New Common Stock before and after such event.

The New Convertible Notes are convertible at the option of the holders at any time to, and including, the business day immediately preceding the maturity date. In addition, the Company is required to convert all outstanding New Convertible Notes upon the earliest to occur of the following: (i) any bona fide arm’s length issuance by the Company of New Common Stock to third parties for cash with (a) a total issuance size that is greater than or equal to $100,000,000 and (b) a per-share price greater than or equal to $34.16; (ii) 30 days’ written notice to the Company to convert the New Convertible Notes from holders of at least a majority in aggregate principal amount of the New Convertible Notes then outstanding; (iii) the average of the last reported sale prices of the New Common Stock over a 30 consecutive trading day period is 50% greater than $34.16; (iv) any bona fide refinancing of the New First Lien Exit Facility after a determination by the post-emergence board of directors in good faith that: (a) such refinancing provides for terms that are materially more favorable to the Company and (b) the causing of a conversion is not the primary purpose of such refinancing; (v) any change of control transaction; or (vi) the maturity date. Upon conversion, the Company

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

will deliver shares of New Common Stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of New Common Stock issuable upon conversion, based on the last reported sale price of the New Common Stock on the relevant conversion date. During the period from October 4, 2016 through October 31, 2016, holders of approximately $3.7 million in aggregate principal amount of the New Convertible Notes exercised conversion options applicable to those notes, resulting in the issuance of approximately 0.2 million shares of New Company Stock.

The Company may redeem for cash all or part of the New Convertible Notes at any time prior to the maturity date, at a redemption price equal to 100% of the principal amount of such New Convertible Notes to be redeemed, as increased by the make-whole amount. With respect to any New Convertible Notes selected for redemption that are converted following a redemption notice, the conversion rate will be automatically adjusted such that the New Convertible Notes convert into the same percentage of New Common Stock before and after such redemption notice.

The Company’s obligations pursuant to the New Convertible Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors of the New First Lien Exit Facility. Following the occurrence of certain events, the Company would be required to secure $100,000,000 of the New Convertible Notes, which amount may be increased to the full outstanding principal amount of the New Convertible Notes, including any applicable make-whole amount, in accordance with the provisions of the New Convertible Notes Indenture (the “Springing Lien”). The Springing Lien will be a second priority lien on the same collateral securing the New First Lien Exit Facility.

New Building Note

As discussed in Note 1, on the Emergence Date, the Company entered into the New Building Note, which has a principal amount of $35.0 million and is secured by first priority mortgage on the Company’s headquarters facility and certain other non-oil and gas real property. The New Building Note will be recorded at fair value upon implementation of fresh start accounting. Interest is payable on the New Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest is payable in kind from the Emergence Date through the earlier of September 30, 2020, 46 months from the Emergence Date or 90 days after the refinancing or repayment of the New First Lien Exit Facility and thereafter in cash. The New Building Note matures on October 4, 2021. On the Emergence Date, pursuant to the Plan, certain holders of the Unsecured Senior Notes purchased the New Building Note for $26.8 million in cash, net of certain fees and expenses.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7. Derivatives

The Company has not designated any of its derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value. Changes in derivative fair values are recognized in earnings.

Chapter 11 Proceedings

Both a default by the Company under its senior credit facility and a Chapter 11 filing by the Company constitute defaults under its commodity derivative contracts. As a result, certain commodity derivative contracts were settled in the second quarter of 2016 and prior to their contractual maturities (“early settlements”) after the Chapter 11 filings occurred, resulting in $17.9 million of cash receipts during the nine-month period ended September 30, 2016. Additionally, new agreements have been executed with four counterparties for current and future trading purposes.

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Cash settlements and valuation gains and losses on commodity derivative contracts are included in (gain) loss on derivative contracts in the unaudited condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly basis. Derivative assets and liabilities arising from the Company’s commodity derivative contracts with the same counterparty that provide for net settlement are reported on a net basis in the consolidated balance sheets. At September 30, 2016, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are described below:

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

The Company recorded gain on commodity derivative contracts of $0.3 million and $42.2 million for the three-month periods ended September 30, 2016 and 2015, respectively, which include net cash receipts upon settlement of $14.6 million and $67.3 million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $4.8 million and $(59.0) million for the nine-month periods ended September 30, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $72.6 million and $278.6 million, respectively. Included in the net cash receipts for the nine-month period ended September 30, 2016 is $17.9 million of cash receipts related to early settlements.

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of September 30, 2016, the counterparties to the Company’s open commodity derivative contracts consisted of four financial institutions, which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as the majority of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s senior credit facility. The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the senior credit facility (in thousands):

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

September 30, 2016

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$11,319	$(1,127)	$10,192	$—	$10,192
Derivative contracts - noncurrent	110	(40)	70	—	70
Total	$11,429	$(1,167)	$10,262	$—	$10,262
Liabilities
Derivative contracts - current	$4,109	$(1,127)	$2,982	$(2,982)	$—
Derivative contracts - noncurrent	975	(40)	935	(935)	—
Total	$5,084	$(1,167)	$3,917	$(3,917)	$—

December 31, 2015

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$85,524	$(1,175)	$84,349	$—	$84,349
Derivative contracts - noncurrent	—	—	—	—	—
Total	$85,524	$(1,175)	$84,349	$—	$84,349
Liabilities
Derivative contracts - current	$1,748	$(1,175)	$573	$(573)	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$1,748	$(1,175)	$573	$(573)	$—

At September 30, 2016, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
October 2016 - December 2016	1,288	$56.45
January 2017 - December 2017	1,825	$50.51

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
October 2016 - December 2016	10,920	$2.86
January 2017 - December 2017	18,250	$3.12

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
October 2016 - December 2016	920	$(0.38)

Debt - Embedded Derivatives

Debt Holder Conversion Feature. As discussed further in Note 4 and Note 6, the Convertible Senior Unsecured Notes contain a conversion feature that prior to the Chapter 11 filings was exercisable at the holders’ option. This conversion feature was identified as an embedded derivative as the feature (i) possessed economic characteristics that are not clearly and closely related

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

to the economic characteristics of the host contract, the Convertible Senior Unsecured Notes, and (ii) separate, stand-alone instruments with the same terms would qualify as derivative instruments. As such, the holders’ conversion feature was bifurcated and accounted for separately from the Convertible Senior Unsecured Notes. The holders’ conversion feature was recorded at fair value each reporting period with changes in fair value included in interest expense in the unaudited condensed consolidated statement of operations prior to the Chapter 11 filings, at which time, the remaining value of the holders’ conversion feature was written-off and included in reorganization items on the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016.

Mandatory Prepayment Feature - PGC Senior Secured Notes. As discussed further in Note 4 and Note 6, the Senior Secured Notes contain a mandatory prepayment feature that prior to the petition date was triggered if the outstanding principal amount of the unsecured 8.75% Senior Notes due 2020 exceeded $100.0 million on October 15, 2019. With respect to the PGC Senior Secured Notes, which were issued at a substantial discount, this mandatory prepayment feature was identified as an embedded derivative as the feature (i) possessed economic characteristics that were not clearly and closely related to the economic characteristics of the host contract, the PGC Senior Secured Notes, and (ii) separate, stand-alone instruments with the same terms would qualify as derivative instruments. As such, the mandatory prepayment feature contained in the PGC Senior Secured Notes was bifurcated and accounted for separately from those notes. The mandatory prepayment feature contained in the PGC Senior Secured notes was recorded at fair value each reporting period with changes in fair value included in interest expense in the accompanying consolidated statement of operations prior to the Chapter 11 filings, at which time, the remaining value of the mandatory prepayment feature was written-off and included in reorganization items on the accompanying unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2016.

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of September 30, 2016 and December 31, 2015 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	September 30, 2016	December 31, 2015
Derivative assets
Oil price swaps	Derivative contracts-current	$10,812	$68,224
Oil collars - three way	Derivative contracts-current	—	17,300
Natural gas price swaps	Derivative contracts-current	507	—
Natural gas price swaps	Derivative contracts-noncurrent	110	—
Derivative liabilities
Oil price swaps	Derivative contracts-current	(2,415)	—
Natural gas price swaps	Derivative contracts-current	(1,524)	—
Natural gas basis swaps	Derivative contracts-current	(170)	(1,748)
Debt holder conversion feature	Current maturities of long-term debt	—	(29,355)
Mandatory prepayment feature - PGC Senior Secured Notes	Current maturities of long-term debt	—	(2,941)
Oil price swaps	Derivative contracts-noncurrent	(941)	—
Natural gas price swaps	Derivative contracts-noncurrent	(34)	—
Total net derivative contracts		$6,345	$51,480

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts and Note 6 for discussion of the debt holder conversion feature.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8. Commitments and Contingencies

Chapter 11 Proceedings

Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against the Company noted below, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan in the Chapter 11 Cases, which became effective on October 4, 2016, discharged claims, including claims related to litigation proceedings against the Company that arose before such date. The Plan generally treats such claims as general unsecured claims that will receive only partial distribution once their amounts, if any, are finally determined by the Bankruptcy Court or otherwise. The effectiveness of the Plan gave rise to an injunction against the continuation of claims against the Company that were discharged under the Plan, including many of the proceedings and actions against the Company noted below. The effectiveness of the Plan also resulted in the release of certain claims, including many of the derivative claims listed below, held by the Company against various parties to the restructuring and related parties, including certain of the Company’s current and former officers and former directors. See Note 1 for further discussion about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

In connection with the estimation of general unsecured claims asserted in its bankruptcy, the Company established reserves for litigation matters in amounts that it estimates will be characterized as “allowed” in the claims administration process.  Such amounts include potential settlements that the Company would not entertain outside of the bankruptcy process. In that regard, the Company recorded an adjustment to the reserve for the below described proceedings and actions of $20.5 million, which is included in reorganization items in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016, to bring the total reserves for current anticipated allowed claim amounts for litigation matters and actions to $24.5 million, which is included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016. To the extent that allowed claims are properly characterized as pre-petition general unsecured claims, such claims would be limited to a portion of the amount of consideration set aside for such claims under the Plan, which consists of cash, shares of the Company’s common stock and warrants (the “GUC Pool”).

Additionally, effective June 6, 2016, the Bankruptcy Court issued orders allowing the Company to reject nine long-term executory contracts, including two firm transportation service agreements, a drilling carry obligation and various other agreements. Accordingly, the Company recorded adjustments for the rejected contracts of approximately $3.6 million and $21.8 million, which are included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2016, respectively, to bring the total estimated liability for the current anticipated claim amounts related to such contracts to $31.1 million, which is included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016. See Note 1 for further discussion of reorganization items and liabilities subject to compromise.

Legal Proceedings

General Unsecured Litigation Claims

The following litigation matters are believed to be general unsecured claims that arose prior to the commencement of the Chapter 11 Cases and are subject to an ongoing claims administration process. As described under “Chapter 11 Proceedings,” to the extent that any of these claims are allowed by the Bankruptcy Court, recovery for such claims is limited under the Plan to its proportional share of the cash, shares of the Company’s common stock, and warrants that have been set aside to comprise the GUC Pool.

On April 5, 2011, Wesley West Minerals, Ltd. and Longfellow Ranch Partners, LP, filed a lawsuit against the Company and SandRidge Exploration and Production, LLC (collectively, the “SandRidge Entities”) in the District Court of Pecos County, Texas. The plaintiffs, who leased mineral rights to the SandRidge Entities in Pecos County, allege that the SandRidge Entities have not properly paid royalties on all volumes of natural gas and CO2 produced from the acreage leased from the plaintiffs. The plaintiffs also allege that the SandRidge Entities have inappropriately failed to pay royalties on CO2 produced from the plaintiffs' acreage that results from the treatment of natural gas at Occidental’s CO2 treatment plant in Pecos County, Texas the (“Century Plant”). The plaintiffs seek approximately $45.5 million in actual damages for the period of time between January 2004 and December 2011, punitive damages and a declaration that the SandRidge Entities must pay royalties on CO2 produced from the plaintiffs' acreage that results from treatment of natural gas at the Century Plant. The Commissioner of the General Land Office of the State of Texas (“GLO”) is named as an additional defendant in the lawsuit as some of the affected oil and natural gas leases described

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

in the plaintiffs' allegations cover mineral classified lands in which the GLO is entitled to one-half of the royalties attributable to such leases. The GLO has filed a cross-claim against the SandRidge Entities asserting the same claims as the plaintiffs with respect to the leases covering mineral classified lands and seeking approximately $13.0 million in actual damages, inclusive of penalties and interest. On February 5, 2013, the Company received a favorable summary judgment ruling that effectively removed a majority of the plaintiffs' and GLO's claims. The plaintiffs and the GLO appealed the ruling to the Texas Court of Appeals which affirmed in part, and reversed in part, the trial court’s ruling. The parties have petitioned the Supreme Court of Texas for review of the Court of Appeals’ decision. The plaintiffs’ and GLO’s claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On July 15, 2013, James Hart and 15 other named plaintiffs filed an amended complaint in the United States District Court for the District of Kansas (the “Kansas District Court”) in an action undertaken individually and on behalf of others similarly situated against the Company and certain subsidiaries. Plaintiffs allege that the defendants failed to properly calculate overtime pay for the plaintiffs and for other similarly situated current and former employees. The plaintiffs further allege that the defendants required the plaintiffs and other similarly situated current and former employees to engage in work-related activities without pay. On May 27, 2015, the parties reached an agreement in principle to settle this lawsuit. Pursuant to such agreement, the Company agreed to establish a settlement fund from which to pay participating plaintiffs’ claims as well as plaintiffs’ attorneys’ fees. During 2015, the Company established a $5.1 million reserve for this lawsuit. At the time of the commencement of the Chapter 11 Cases, the court had not granted final approval of the proposed settlement. The plaintiffs’ claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On November 18, 2015, Mickey Peck filed a collective action complaint in the United States District Court for the Western District of Oklahoma against the Company and SandRidge Operating Company for violations of the Fair Labor Standards Act. Plaintiff alleges that the Company improperly classified certain of its consultants as independent contractors rather than as employees and, therefore, improperly paid such consultants a day rate without paying any overtime compensation. On January 14, 2016, the court entered an order conditionally certifying the class and providing for notice. The plaintiffs’ claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On April 11, 2016, Public Justice, on behalf of the Sierra Club, filed a lawsuit against SandRidge Exploration and Production, LLC, among other defendants, in the United States District Court for the Western District of Oklahoma. Plaintiff seeks declaratory and injunctive relief under the citizen suit provision of the Resource Conservation and Recovery Act (“RCRA”) to enforce alleged violations of RCRA relating to earthquakes allegedly induced by the defendants’ injection and disposal into the ground of oil and gas production wastes. Plaintiff seeks an order preliminarily and permanently enjoining the defendants by ordering them to (i) substantially reduce the amounts of production wastes being injected into the ground, (ii) reinforce vulnerable structures that current forecasts show could be impacted by large magnitude earthquakes, and (iii) establish an independent earthquake monitoring center. The plaintiff’s claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On March 3, 2016, Brian Thieme filed a class action complaint in the United States District Court for the Western District of Oklahoma against the Company and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around December 27, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties containing producing oil and natural gas wells located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Sections 1 and 3 of the Sherman Antitrust Act. On April 15, 2016, the court consolidated the Thieme lawsuit under the caption “In re Anadarko Basin Oil and Gas Lease Antitrust Litigation” with eleven additional subsequently filed lawsuits alleging similar violations under the Sherman Antitrust Act and the Oklahoma Antitrust Reform Act. The plaintiffs’ claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

On February 4, 2015, the staff of the Securities and Exchange Commission (the “SEC”) Enforcement Division in Washington, D.C., notified the Company that it had commenced an informal inquiry concerning the Company’s accounting for, and disclosure of, its carbon dioxide delivery shortfall penalties under the terms of the Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, between SandRidge Exploration and Production, LLC, and Oxy USA Inc. Additionally, the Company received a letter from an attorney for a former employee at the Company (the “Former Employee”). In the letter, the attorney alleged, among other things, that the Former Employee had been terminated because he had objected to the levels of oil and gas reserves disclosed by the Company in its public filings. Over 85% of such reserves were calculated by an independent petroleum engineering firm. The Audit Committee of the Company’s pre-emergence Board of Directors has retained an independent law firm to review the Former Employee’s allegations and the circumstances of the Former Employee’s termination. In addition, the Company reported the Former Employee’s allegations to the SEC staff, which thereafter issued two subpoenas to the Company relating to the Former Employee’s allegations. Counsel for the Audit Committee is responding to both of these subpoenas. During the course of the above inquiries, the SEC issued a subpoena to the Company seeking documents relating to employment-related agreements between the Company and certain employees. The Company is cooperating with this inquiry and, after discussion with the staff, the Company sent corrective letters to certain current and former employees who had entered into agreements containing language that may have been inconsistent with SEC rules prohibiting a company from impeding an individual from communicating directly with the SEC about possible securities law violations. The Company also updated its Code of Conduct and other relevant policies. On June 16, 2016, the SEC filed a proof of claim in the Company’s Chapter 11 Cases in the amount of $1.2 million as a result of the SEC staff’s inquiry concerning employment-related agreements. The Company continues to cooperate with the above inquiries and counsel for the Company is in discussions with the SEC in an effort to resolve the Company’s liability regarding these inquiries. The Company has established a $1.4 million reserve for this matter. Any claims that are ultimately paid would receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

Claims Released or Discharged Under the Plan

Upon effectiveness of the Plan and pursuant to the terms of the Plan, the following claims were either released or discharged without recovery.

Between December 2012 and March 2013, seven shareholder derivative actions were filed in federal and state court in Oklahoma on behalf of the Company and against the Company’s former directors, among other defendants. All seven lawsuits assert generally that the defendants breached their fiduciary duties, mismanaged the Company, wasted corporate assets, and engaged in, facilitated or approved self-dealing transactions in breach of their fiduciary obligations. On April 10, 2013, the United States District Court for the Western District of Oklahoma consolidated the five federal derivative actions (the “Federal Shareholder Derivative Litigation”) under the caption “In re SandRidge Energy, Inc. Shareholder Derivative Litigation.” On October 7, 2015, the derivative plaintiffs in the Federal Shareholder Derivative Litigation, a Special Litigation Committee of the pre-emergence Board (“SLC”) who investigated the plaintiffs’ claims, and the individual defendants executed a Stipulation of Settlement which resulted in a partial settlement of all claims against the individual defendants. Under the terms of the settlement, the insurers for the individual defendants paid $38.0 million to an escrow fund to be used to pay expenses arising from pending securities litigation and, to the extent funds remain after paying such expenses, such remaining funds would be paid to the Company without any further restrictions on the Company’s use of such funds. On March 31, 2016, the derivative plaintiffs in the Federal Shareholder Derivative Litigation, the SLC, and the remaining defendants, WCT Resources, L.L.C., 192 Investments, L.L.C., and TLW Land & Cattle, L.P., executed a Stipulation of Settlement, to resolve the remaining claims in the Federal Shareholder Derivative Litigation. At the time of the commencement of the Chapter 11 Cases, the court had not granted final approval of the proposed settlement. Upon the effectiveness of the Plan, the derivative claims held by the Company against the Company’s former directors arising before the effective date of the Plan were released.

On December 5, 2012, James Glitz and Rodger A. Thornberry filed a class action complaint in the United States District Court for the Western District of Oklahoma asserting federal securities law claims against the Company and certain current and former officers of the Company. On January 4, 2013, Louis Carbone filed a substantially similar class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation.” On July 30, 2013, plaintiffs filed a consolidated amended complaint asserting federal securities law claims against the Company, certain of its current and former officers, and the Company’s former directors, among other defendants, on behalf of certain purchasers of the Company’s common stock and certain purchasers of common units of the Mississippian Trust I and the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”). On May 11, 2015, the court dismissed without prejudice plaintiffs’ claims against the Mississippian Trusts and the underwriter defendants. On August 27, 2015, the court dismissed without prejudice plaintiffs’ claims against the Company and the individual defendants.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The plaintiffs subsequently filed a second consolidated amended complaint naming as defendants the Company and certain of its current and former officers. Upon the effectiveness of the Plan, the plaintiffs’ claims against the Company were discharged without recovery under the Plan.

On June 9, 2015, the Duane & Virginia Lanier Trust filed a class action complaint in the United States District Court for the Western District of Oklahoma against the Company, certain of its current and former officers, and the Company’s former directors, among other defendants, on behalf of certain purchasers of common units of the Mississippian Trust I and Mississippian Trust II. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with this lawsuit. Upon the effectiveness of the Plan, the plaintiff’s claims against the Company were discharged without recovery under the Plan.

On July 30, 2015, Barton Gernandt, Jr., filed a class action complaint in the United States District Court for the Western District of Oklahoma against the Company, certain of its current and former officers, and the Company’s former directors, among other defendants, on behalf of participants in, or beneficiaries of, the SandRidge Energy, Inc. 401(k) Plan (the “401(k) Plan”) at any time between August 2, 2012, and the present, and whose 401(k) Plan accounts included investments in the Company’s common stock. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401(k) Plan’s assets in the Company’s common stock. On September 10, 2015, the court consolidated the Gernandt lawsuit with two additional subsequently filed lawsuits alleging similar ERISA violations, and the plaintiffs subsequently filed a consolidated class action complaint. Upon the effectiveness of the Plan, the plaintiffs’ claims against the Company were discharged without recovery under the Plan.

Post-Emergence Claims

On October 14, 2016, Lisa West and Stormy Hopson filed a class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Exploration and Production, LLC, among other defendants. In their complaint, plaintiffs assert various tort claims seeking relief for damages allegedly incurred by the plaintiffs and the proposed class for injury to property and for the purchase of insurance policies allegedly needed by the plaintiffs and the proposed class for seismic activity allegedly caused by the defendants’ operation of wastewater disposal wells.

In addition to the litigation and other matters described above, the Company is a defendant in lawsuits from time to time in the normal course of business.

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

The Company historically has depended on cash flows from operating activities and, as necessary, borrowings under its senior credit facility to fund its capital expenditures. Based on its cash balances, cash flows from operating activities and net borrowing availability under the New First Lien Exit Facility, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for 2016; however, if depressed oil or natural gas prices persist for a prolonged period or further decline, they would have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

9. Equity

Chapter 11 Proceedings

Upon the Company’s emergence from Chapter 11 on October 4, 2016 as discussed in Note 1, the Company’s then-authorized common stock and 7.0% and 8.5% convertible perpetual preferred stock were canceled and released under the Plan without receiving any recovery on account thereof.

Additionally, prior to emergence from Chapter 11, the Company was party to a settlement agreement relating to a third-party claim against its former CEO under Section 16(b) of the Securities Exchange Act of 1934, as amended, which resulted in a receivable that was classified as a component of additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. The remaining $1.3 million receivable at September 30, 2016 was discharged upon the Company’s emergence from Chapter 11.

Pre-Emergence Equity

Common Stock. During the nine-month period ended September 30, 2016, the Company issued approximately 84.4 million shares of common stock upon the exercise of conversion options by holders of approximately $232.1 million in par value of the Convertible Senior Unsecured Notes. The Company recorded the issuance of common shares at fair value on the various dates the exchanges occurred. There were no conversions of Convertible Senior Unsecured Notes to shares of the Company’s common stock during the three-month period ended September 30, 2016, as all potential conversions were stayed as a result of the Chapter 11 petition filings in May 2016. See Note 6 for additional discussion of the Convertible Senior Unsecured Notes transactions.

Preferred Stock Dividends. Prior to the Chapter 11 petition filings, dividends on the Company’s 8.5% and 7.0% convertible perpetual preferred stock could be paid in cash or with shares of the Company’s common stock at the Company’s election.

In the first quarter of 2016, prior to the February semi-annual dividend payment date, the Company announced the suspension of the semi-annual dividend on its 8.5% convertible perpetual preferred stock. The Company suspended payment of the cumulative dividend on its 7.0% convertible perpetual preferred stock during the third quarter of 2015. At September 30, 2016, the Company’s accrued dividends in arrears of $11.3 million and $21.0 million on its 8.5% and 7.0% convertible perpetual preferred stock, respectively, were included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet. The Company ceased accruing dividends on its 8.5% and 7.0% convertible perpetual preferred stock as of May 16, 2016, in conjunction with the Chapter 11 petition filings.

Paid and unpaid dividends included in the calculation of loss applicable to the Company’s common stockholders and the Company’s basic loss per share calculation for the three and nine-month periods ended September 30, 2016 and 2015 are presented in the accompanying unaudited condensed consolidated statements of operations.

See Note 11 for discussion of the Company’s loss per share calculation.

Treasury Stock. The Company makes required statutory tax payments on behalf of employees when their restricted stock awards vest and then withholds a number of vested shares of common stock having a value on the date of vesting equal to the tax obligation. The following table shows the number of shares withheld for taxes and the associated value of those shares for the nine-month periods ended September 30, 2016 and 2015. These shares were accounted for as treasury stock when withheld and then immediately retired.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Number of shares withheld for taxes	1,122	1,699
Value of shares withheld for taxes	$44	$2,347

See Note 12 for discussion of the Company’s share-based compensation.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Post-Emergence Equity

New Common Stock. As discussed in Note 1, on the Emergence Date, the Company issued an aggregate of approximately 18.9 million shares of its New Common Stock, par value $0.001 per share, to the holders of allowed claims, as defined in the Plan, and approximately 0.4 million shares of New Common Stock were reserved for future distributions under the Plan. Additionally, during the period from October 4, 2016 through October 31, 2016, voluntary conversions of New Convertible Notes resulted in the issuance of approximately 0.2 million shares of New Company Stock. See Note 6 for further discussion of the New Convertible Notes.
Warrants. As discussed in Note 1, on the Emergence Date, the Company issued approximately 4.9 million Series A Warrants and 2.1 million Series B Warrants and were initially exercisable for one share of New Common Stock per Warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the Warrants, to certain holders of general unsecured claims as defined in the Plan. The Warrants are exercisable from the date of the Warrant Agreement until October 4, 2022. The Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.
Unregistered Sales of Equity Securities. The Company relied on Section 1145(a)(1) of the Bankruptcy Code as an exemption from the registration requirements of the Securities Act for the issuance of the New Common Stock, the New Convertible Notes and the Warrants. Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act and state laws if three principal requirements are satisfied:

•	the securities must be issued under a plan of reorganization by the debtor, its successor under a plan, or an affiliate participating in a joint plan of reorganization with the debtor;

•	the recipients of the securities must hold a claim against, an interest in, or a claim for administrative expense in the case concerning the debtor or such affiliate; and

•
the securities must be issued either (a) in exchange for the recipient’s claim against, interest in or claim for administrative expense in the case concerning the debtor or such affiliate or (b) principally in such exchange and partly for cash or property.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10. Income Taxes

The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components for the three and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current
Federal	$—	$—	$—	$—
State	4	25	11	90
Total provision	4	25	11	90
Less: income tax provision attributable to noncontrolling interest	—	19	—	68
Total provision attributable to SandRidge Energy, Inc.	$4	$6	$11	$22

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at September 30, 2016. Thus the Company’s effective tax rate and tax expense for the three and nine-month periods ended September 30, 2016 continue to be low as a result of the Company not recognizing an income tax benefit associated with its net loss from the same periods.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company experienced ownership changes within the meaning of IRC Section 382 during 2008 and 2010 that subjected certain of the Company’s tax attributes, including $929.4 million of federal net operating loss carryforwards, to an IRC Section 382 limitation. The application of IRC Section 382 could result in all or a portion of the remaining $486.0 million limited net operating loss carryforwards expiring unused. None of these limitations resulted in a current federal tax liability at September 30, 2016.

Certain of the transactions occurring upon the Company’s emergence from bankruptcy on October 4, 2016 will likely have a material impact on the Company’s tax attributes, the full extent of which is currently unknown. Cancellation of indebtedness income resulting from these transactions will likely reduce the Company’s tax attributes, including but not limited to net operating loss carryforwards. Further, as discussed in Note 1, on the Emergence Date the Company’s existing convertible perpetual preferred stock and the Company’s common stock were canceled and New Common Stock was issued resulting in the Company experiencing an ownership change under IRC Section 382. This ownership change will likely subject certain existing tax attributes to a new IRC Section 382 limitation which could be more restrictive than the limitation associated with the 2010 ownership change. However, the Company continues to analyze alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the current ownership change on its tax attributes. Additionally, the Company has incurred significant Reorganization Expenses, a material amount of which are non-deductible under the IRC.

At both September 30, 2016 and December 31, 2015, the Company had a liability of approximately $0.1 million for unrecognized tax benefits. The Company does not expect a significant change in its gross unrecognized tax benefits balance within the next twelve months.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2013 to present remain open for federal examination. Additionally, tax years 2005 through 2012 remain subject to examination for the purpose of determining the amount of remaining federal net operating loss and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Loss per Share

Chapter 11 Proceedings

As a result of the Chapter 11 proceedings, all conversions of the Company’s convertible perpetual preferred stock and conversions of the Company’s outstanding 8.125% and 7.5% Convertible Senior Unsecured Notes to common stock were stayed as of the date of the bankruptcy petition filings and as such, there were no potential common shares related to convertible perpetual preferred stock or Convertible Senior Unsecured Notes at September 30, 2016. See Note 6 for discussion of common stock issued in exchange for Senior Unsecured Notes and issuance of the Convertible Senior Unsecured Notes.

Upon the Company's emergence from bankruptcy on October 4, 2016, as discussed in Note 1, the Company’s then-authorized common stock was canceled and New Common Stock and Warrants were issued. The loss per share amounts disclosed below would have been materially different if the emergence from bankruptcy had occurred before the end of the current period.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share, for the three and nine-month periods ended September 30, 2016 and 2015:

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Three Months Ended September 30, 2016
Basic loss per share	$(404,337)	718,373	$(0.56)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Diluted loss per share	$(404,337)	718,373	$(0.56)
Three Months Ended September 30, 2015
Basic loss per share	$(649,526)	526,388	$(1.23)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Convertible preferred stock(2)	—	—
Convertible senior unsecured notes(3)	—	—
Diluted loss per share	$(649,526)	526,388	$(1.23)
Nine Months Ended September 30, 2016
Basic loss per share	$(1,249,795)	708,788	$(1.76)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Diluted loss per share	$(1,249,795)	708,788	$(1.76)
Nine Months Ended September 30, 2015
Basic loss per share	$(3,070,916)	500,077	$(6.14)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Convertible preferred stock(2)	—	—
Convertible senior unsecured notes(3)	—	—
Diluted loss per share	$(3,070,916)	500,077	$(6.14)
____________________

(1)
No incremental shares of potentially dilutive restricted stock awards or units were included for the three and nine-month periods ended September 30, 2016 or 2015 as their effect was antidilutive under the treasury stock method.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Share-Based Compensation

The Company’s share-based compensation awards at September 30, 2016, included restricted common stock awards, restricted stock units, performance units and performance share units issued under the SandRidge Energy, Inc. 2009 Incentive Plan. Total share-based compensation expense is measured using the grant date fair value for equity-classified awards and using the fair value at period end for liability-classified awards.

Chapter 11 Proceedings

As a result of the Chapter 11 filings, the remaining value of the Company’s liability-classified awards (restricted stock units which could be settled in cash or stock, restricted stock units which could be settled only in cash, performance units, and performance shares units), which totaled $0.6 million at that time, was reclassified and included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at September 30, 2016. As discussed in Note 1, on the Emergence Date, the Company’s current common stock was canceled and New Common Stock was issued. Accordingly, the Company's then existing share-based compensation awards were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation.

Pre-Emergence Share-Based Compensation

Restricted Common Stock Awards. The Company’s restricted common stock awards generally vested over a four-year period, subject to certain conditions, and were valued based upon the market value of the Company’s common stock on the date of grant. The following table presents a summary of the Company’s unvested restricted stock awards.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2015	5,626	$4.85
Granted	—	$—
Vested	(3,034)	$5.34
Forfeited / Canceled	(158)	$6.25
Unvested restricted shares outstanding at September 30, 2016	2,434	$4.15

As of September 30, 2016, the Company’s unrecognized compensation cost related to unvested restricted stock awards was $5.9 million. The remaining weighted-average contractual period over which this compensation cost may be recognized is 1.5 years. The Company’s restricted stock awards were equity-classified awards.

Allocation of Share-Based Compensation. Equity compensation provided to employees directly involved in exploration and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is recognized in general and administrative expenses, production expenses, cost of sales and midstream and marketing expenses in the unaudited condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2016, the Company recognized share-based compensation expense of $1.8 million and $11.2 million, net of $0.5 million and $1.7 million capitalized, respectively. Share-based compensation expense for the nine-month period ended September 30, 2016, includes $5.4 million for the accelerated vesting of 1.3 million restricted common stock awards and an insignificant amount of expense for the accelerated vesting of 1.8 million unvested restricted stock units related to the Company’s reduction in workforce during the first quarter of 2016. Additionally, the Company accelerated the vesting of approximately 1.3 million unvested restricted stock units during the first quarter of 2016, which were granted to the Company’s management and had an original vesting date of December 31, 2016. This resulted in an insignificant amount of stock compensation expense which was settled in cash. There was no significant activity related to the Company’s outstanding performance units and performance share units during the three and nine-month periods ended September 30, 2016.

For the three and nine-month periods ended September 30, 2015, the Company recognized share-based compensation expense of $3.6 million and $17.5 million, net of $0.9 million and $3.2 million capitalized, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Post-Emergence Share-Based Compensation

Omnibus Incentive Plan. Upon the Company’s emergence from bankruptcy, pursuant to terms of the Plan, the SandRidge Energy, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) became effective.
The Company’s post-emergence board of directors or any committee duly authorized thereby, will administer the Omnibus Incentive Plan. The committee has broad authority under the Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.
Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of New Common Stock, as well as certain cash-based awards.
The maximum number of shares of New Common Stock that may be issued or transferred pursuant to awards under the Omnibus Incentive Plan is 4,597,163. If any stock option or other stock-based award granted under the Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of New Common Stock underlying any unexercised award shall again be available for the purpose of awards under the Omnibus Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of New Common Stock awarded under the Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Omnibus Incentive Plan. Any award under the Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.
As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the Omnibus Incentive Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the Company’s stockholders.
During October 2016, awards for approximately 1.4 million shares of restricted stock were granted under the Omnibus Incentive Plan. These restricted shares will vest over a three-year period.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Business Segment Information

During the three and nine-month periods ended September 30, 2016, the Company had two reportable segments: exploration and production and midstream services. These segments represent the Company’s two main business units, each offering different products and services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the Company’s proportionate share of the activities of the Royalty Trusts. The midstream services segment coordinates the delivery of electricity to the Company’s exploration and production operations in the Mid-Continent. During the three and nine-month periods ended September 30, 2015, the Company operated in a third reportable segment, drilling and oilfield services; however, due to the discontinuance of the substantial majority of activity within the drilling and oilfield services business during the first quarter of 2016, this business no longer constitutes a reportable segment. The All Other columns in the tables below include items not related to the Company’s currently reportable segments, including drilling and oilfield services activity and the Company’s corporate operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Summarized financial information concerning the Company’s segments is shown in the following table (in thousands):

	Exploration and Production(1)(2)	Midstream Services(3)	All Other(4)(5)	Consolidated Total
Three Months Ended September 30, 2016
Revenues	$99,934	$5,433	$2,180	$107,547
Inter-segment revenue	—	(2,429)	(1,062)	(3,491)
Total revenues	$99,934	$3,004	$1,118	$104,056
Loss from operations	$(275,874)	$(55,345)	$(26,119)	$(357,338)
Interest expense	(1)	—	(3,342)	(3,343)
Reorganization items, net	2,228	468	(45,450)	(42,754)
Other (expense) income, net	(114)	462	(1,246)	(898)
Loss before income taxes	$(273,761)	$(54,415)	$(76,157)	$(404,333)
Capital expenditures(6)	$50,578	$1,166	$30	$51,774
Depreciation, depletion, amortization and accretion	$27,744	$2,328	$5,167	$35,239

Three Months Ended September 30, 2015
Revenues	$165,135	$20,812	$16,362	$202,309
Inter-segment revenue	—	(11,974)	(10,183)	(22,157)
Total revenues	$165,135	$8,838	$6,179	$180,152
Loss from operations	$(988,903)	$(2,090)	$(68,740)	$(1,059,733)
Interest expense	(3)	—	(76,997)	(77,000)
Gain on extinguishment of debt	—	—	340,699	340,699
Other (expense) income, net	(109)	20	(337)	(426)
(Loss) income before income taxes	$(989,015)	$(2,070)	$194,625	$(796,460)
Capital expenditures(6)	$106,013	$3,719	$3,565	$113,297
Depreciation, depletion, amortization and accretion	$67,652	$2,984	$8,376	$79,012

Nine Months Ended September 30, 2016
Revenues	$279,971	$23,073	$8,839	$311,883
Inter-segment revenue	—	(12,528)	(5,546)	(18,074)
Total revenues	$279,971	$10,545	$3,293	$293,809
Loss from operations	$(754,323)	$(56,736)	$(95,144)	$(906,203)
Interest expense, net	—	—	(126,099)	(126,099)
Gain on extinguishment of debt	—	—	41,179	41,179
Reorganization items, net	(16,276)	429	(227,825)	(243,672)
Other income (expense), net	2,310	(11)	(967)	1,332
Loss before income taxes	$(768,289)	$(56,318)	$(408,856)	$(1,233,463)
Capital expenditures(6)	$155,627	$3,085	$2,695	$161,407
Depreciation, depletion, amortization and accretion	$91,037	$7,120	$14,144	$112,301
At September 30, 2016
Total assets	$846,103	$145,832	$894,569	$1,886,504

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Exploration and Production(1)(2)	Midstream Services(3)	All Other(4)(5)	Consolidated Total
Nine Months Ended September 30, 2015
Revenues	$575,411	$63,123	$60,347	$698,881
Inter-segment revenue	(12)	(36,915)	(36,887)	(73,814)
Total revenues	$575,399	$26,208	$23,460	$625,067
Loss from operations	$(3,554,661)	$(9,118)	$(119,493)	$(3,683,272)
Interest expense, net	(42)	—	(213,527)	(213,569)
Gain on extinguishment of debt	—	—	358,633	358,633
Other income, net	1,067	33	108	1,208
(Loss) income before income taxes	$(3,553,636)	$(9,085)	$25,721	$(3,537,000)
Capital expenditures(6)	$559,515	$20,400	$21,137	$601,052
Depreciation, depletion, amortization and accretion	$270,292	$8,457	$28,714	$307,463
At December 31, 2015
Total assets	$1,959,975	$254,212	$707,840	$2,922,027
____________________

(1)
Loss from operations for the three and nine-month periods ended September 30, 2016 includes full cost ceiling limitation impairments of $298.0 million and $657.4 million, respectively. Additionally, the loss from operations for the nine-month period ended September 30, 2016 includes a loss on the settlement of contracts of $90.2 million and the write off a $16.7 million joint interest receivable after determination that its collection was doubtful at March 31, 2016.

(2)	Loss from operations for the three and nine-month periods ended September 30, 2015 includes full cost ceiling limitation impairments of $1.0 billion and $3.6 billion, respectively.

(3)
Loss from operations includes an impairment of $55.6 million on its electrical transmission system for the three and nine-month periods ended September 30, 2016 and a $1.7 million impairment of midstream assets for the nine-month period ended September 30, 2016.

(4)
Loss from operations for the three and nine-month periods ended September 30, 2016 includes an impairment of certain drilling and oilfield services assets previously classified as held for sale of $0.9 million and $3.5 million, respectively.

(5)
Loss from operations for the three and nine-month periods ended September 30, 2015 includes an impairment of $19.8 million on certain drilling assets and an impairment of $15.4 million on property located in downtown Oklahoma City, Oklahoma.

(6)	On an accrual basis and exclusive of acquisitions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Condensed Consolidating Financial Information

The Company provides condensed consolidating financial information for its subsidiaries that are guarantors of its registered debt. As of September 30, 2016, the subsidiary guarantors, which are 100% owned by the Company, have jointly and severally guaranteed, on a full, unconditional and unsecured basis, the Company’s Senior Unsecured Notes. The subsidiary guarantees (i) rank equally in right of payment with all of the existing and future senior debt of the subsidiary guarantors; (ii) rank senior to all of the existing and future subordinated debt of the subsidiary guarantors; (iii) are effectively subordinated in right of payment to any existing or future secured obligations of the subsidiary guarantors to the extent of the value of the assets securing such obligations; (iv) are structurally subordinated to all debt and other obligations of the subsidiaries of the guarantors who are not themselves subsidiary guarantors; and (v) are only released under certain customary circumstances. The Company’s subsidiary guarantors guarantee payments of principal and interest under the Company’s registered notes.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Balance Sheets
(Debtor-In-Possession)

	September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$654,392	$—	$2,045	$(3,757)	$652,680
Accounts receivable, net	103	60,052	1,616	(325)	61,446
Intercompany accounts receivable	1,314,523	1,304,412	9,276	(2,628,211)	—
Derivative contracts	—	10,192	—	—	10,192
Prepaid expenses	—	12,514	—	—	12,514
Other current assets	—	1,003	—	—	1,003
Total current assets	1,969,018	1,388,173	12,937	(2,632,293)	737,835
Property, plant and equipment, net	—	1,102,310	33,752	—	1,136,062
Investment in subsidiaries	2,240,102	20,933	—	(2,261,035)	—
Derivative contracts	—	70	—	—	70
Other assets	—	18,439	—	(5,902)	12,537
Total assets	$4,209,120	$2,529,925	$46,689	$(4,899,230)	$1,886,504
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$66,948	$81,086	$13	$(7,599)	$140,448
Intercompany accounts payable	1,322,947	1,269,972	31,775	(2,624,694)	—
Derivative contracts	—	2,982	—	—	2,982
Asset retirement obligations	—	8,573	—	—	8,573
Total current liabilities	1,389,895	1,362,613	31,788	(2,632,293)	152,003
Investment in subsidiaries	1,269,192	7,631	—	(1,276,823)	—
Long-term debt	5,902	—	—	(5,902)	—
Derivative contracts	—	935	—	—	935
Asset retirement obligations	—	62,896	—	—	62,896
Other long-term obligations	—	3	—	—	3
Liabilities subject to compromise	4,219,631	124,937	1,620	—	4,346,188
Total liabilities	6,884,620	1,559,015	33,408	(3,915,018)	4,562,025
Stockholders’ (deficit) equity
SandRidge Energy, Inc. stockholders’ (deficit) equity	(2,675,500)	970,910	13,281	(984,191)	(2,675,500)
Noncontrolling interest	—	—	—	(21)	(21)
Total stockholders’ (deficit) equity	(2,675,500)	970,910	13,281	(984,212)	(2,675,521)
Total liabilities and stockholders’ (deficit) equity	$4,209,120	$2,529,925	$46,689	$(4,899,230)	$1,886,504

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Operations
(Debtor-In-Possession)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2016
Total revenues	$—	$99,879	$4,177	$—	$104,056
Expenses
Direct operating expenses	—	42,078	403	—	42,481
General and administrative	—	28,738	407	—	29,145
Depreciation, depletion, amortization and accretion	—	34,339	900	—	35,239
Impairment	—	349,916	4,535	—	354,451
Gain on derivative contracts	—	(338)	—	—	(338)
Loss on sale of assets	—	416	—	—	416
Total expenses	—	455,149	6,245	—	461,394
Loss from operations	—	(355,270)	(2,068)	—	(357,338)
Equity earnings from subsidiaries	(400,537)	(2,063)	—	402,600	—
Interest (expense) income	(3,342)	(2)	1	—	(3,343)
Reorganization items, net	(457)	(42,302)	5	—	(42,754)
Other (expense) income, net	(1)	(900)	3	—	(898)
Loss before income taxes	(404,337)	(400,537)	(2,059)	402,600	(404,333)
Income tax expense	—	—	4	—	4
Net loss	$(404,337)	$(400,537)	$(2,063)	$402,600	$(404,337)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2015
Total revenues	$—	$159,502	$20,650	$—	$180,152
Expenses
Direct operating expenses	—	84,577	2,915	—	87,492
General and administrative	48	33,253	932	—	34,233
Depreciation, depletion, amortization and accretion	—	72,384	6,628	—	79,012
Impairment	—	838,331	236,257	—	1,074,588
Gain on derivative contracts	—	(36,761)	(5,450)	—	(42,211)
Loss on sale of assets	—	6,771	—	—	6,771
Total expenses	48	998,555	241,282	—	1,239,885
Loss from operations	(48)	(839,053)	(220,632)	—	(1,059,733)
Equity earnings from subsidiaries	(904,065)	(64,546)	—	968,611	—
Interest expense	(76,998)	(2)	—	—	(77,000)
Gain on extinguishment of debt	340,699	—	—	—	340,699
Other (expense) income, net	—	(464)	38	—	(426)
Loss before income taxes	(640,412)	(904,065)	(220,594)	968,611	(796,460)
Income tax expense	—	—	25	—	25
Net loss	(640,412)	(904,065)	(220,619)	968,611	(796,485)
Less: net loss attributable to noncontrolling interest	—	—	—	(156,073)	(156,073)
Net loss attributable to SandRidge Energy, Inc.	$(640,412)	$(904,065)	$(220,619)	$1,124,684	$(640,412)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Nine Months Ended September 30, 2016
Total revenues	$—	$281,851	$11,958	$—	$293,809
Expenses
Direct operating expenses	—	140,883	1,974	—	142,857
General and administrative	187	133,046	1,214	—	134,447
Depreciation, depletion, amortization and accretion	—	109,476	2,825	—	112,301
Impairment	—	700,212	17,982	—	718,194
Loss on derivative contracts	—	4,823	—	—	4,823
Loss on settlement of contract	—	90,184	—	—	90,184
Gain on sale of assets	—	(69)	(2,725)	—	(2,794)
Total expenses	187	1,178,555	21,270	—	1,200,012
Loss from operations	(187)	(896,704)	(9,312)	—	(906,203)
Equity earnings from subsidiaries	(997,381)	(9,756)	—	1,007,137	—
Interest (expense) income	(126,099)	(3)	3	—	(126,099)
Gain on extinguishment of debt	41,179	—	—	—	41,179
Reorganization items, net	(150,985)	(92,241)	(446)	—	(243,672)
Other (expense) income, net	(1)	1,323	10	—	1,332
Loss before income taxes	(1,233,474)	(997,381)	(9,745)	1,007,137	(1,233,463)
Income tax expense	—	—	11	—	11
Net loss	$(1,233,474)	$(997,381)	$(9,756)	$1,007,137	$(1,233,474)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Nine Months Ended September 30, 2015
Total revenues	$—	$555,613	$69,462	$(8)	$625,067
Expenses
Direct operating expenses	—	292,526	8,686	(8)	301,204
General and administrative	165	105,850	2,749	—	108,764
Depreciation, depletion, amortization and accretion	—	280,653	26,810	—	307,463
Impairment	—	2,906,400	741,445	—	3,647,845
Gain on derivative contracts	—	(51,802)	(7,232)	—	(59,034)
Loss (gain) on sale of assets	—	2,101	(4)	—	2,097
Total expenses	165	3,535,728	772,454	(8)	4,308,339
Loss from operations	(165)	(2,980,115)	(702,992)	—	(3,683,272)
Equity earnings from subsidiaries	(3,188,788)	(209,713)	—	3,398,501	—
Interest expense	(213,527)	(42)	—	—	(213,569)
Gain on extinguishment of debt	358,633	—	—	—	358,633
Other income, net	—	1,082	126	—	1,208
Loss before income taxes	(3,043,847)	(3,188,788)	(702,866)	3,398,501	(3,537,000)
Income tax expense	—	—	90	—	90
Net loss	(3,043,847)	(3,188,788)	(702,956)	3,398,501	(3,537,090)
Less: net loss attributable to noncontrolling interest	—	—	—	(493,243)	(493,243)
Net loss attributable to SandRidge Energy, Inc.	$(3,043,847)	$(3,188,788)	$(702,956)	$3,891,744	$(3,043,847)

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Condensed Consolidating Statements of Cash Flows
(Debtor-In-Possession)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Nine Months Ended September 30, 2016
Net cash (used in) provided by operating activities	$(133,817)	$69,254	$4,281	$(3,757)	$(64,039)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(186,452)	—	—	(186,452)
Other	—	24,995	2,980	(9,213)	18,762
Net cash (used in) provided by investing activities	—	(161,457)	2,980	(9,213)	(167,690)
Cash flows from financing activities
Proceeds from borrowings	489,198	—	—	—	489,198
Intercompany (advances) borrowings, net	(87,529)	91,356	(3,827)	—	—
Other	(40,377)	—	(9,213)	9,213	(40,377)
Net cash provided by (used in) financing activities	361,292	91,356	(13,040)	9,213	448,821
Net increase (decrease) in cash and cash equivalents	227,475	(847)	(5,779)	(3,757)	217,092
Cash and cash equivalents at beginning of year	426,917	847	7,824	—	435,588
Cash and cash equivalents at end of period	$654,392	$—	$2,045	$(3,757)	$652,680

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Nine Months Ended September 30, 2015
Net cash (used in) provided by operating activities	$(211,762)	$441,661	$90,579	$40,408	$360,886
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	—	(761,905)	—	—	(761,905)
Other	—	46,841	6	(14,691)	32,156
Net cash (used in) provided by investing activities	—	(715,064)	6	(14,691)	(729,749)
Cash flows from financing activities
Proceeds from borrowings	2,190,000	—	—	—	2,190,000
Repayments of borrowings	(1,034,466)	—	—	—	(1,034,466)
Distribution to unitholders	—	—	(131,941)	16,640	(115,301)
Intercompany (advances) borrowings, net	(270,215)	272,900	(2,685)	—	—
Other	(62,481)	—	42,357	(42,357)	(62,481)
Net cash provided by (used in) financing activities	822,838	272,900	(92,269)	(25,717)	977,752
Net increase (decrease) in cash and cash equivalents	611,076	(503)	(1,684)	—	608,889
Cash and cash equivalents at beginning of year	170,468	1,398	9,387	—	181,253
Cash and cash equivalents at end of period	$781,544	$895	$7,703	$—	$790,142

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. Subsequent Events

Emergence from Chapter 11

As discussed in Note 1, the Company completed its financial restructuring and emerged from Chapter 11 bankruptcy proceedings on October 4, 2016. The Company cannot currently estimate the financial effect of emergence from bankruptcy on its financial statements, although the Company expects to record material adjustments related to its plan of reorganization and also due to the application of fresh start accounting guidance upon emergence.

New First Lien Exit Facility Pay Down

In October 2016, the Company repaid all principal amounts outstanding on the New First Lien Exit Facility, totaling $414.2 million.

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

The financial information with respect to the three and nine-month periods ended September 30, 2016 and 2015, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Presentation of Royalty Trust Activities. Under the provisions of ASU 2015-02 “Amendments to the Consolidation Analysis,” adopted by the Company effective January 1, 2016, each of the Royalty Trusts are no longer VIEs. As a result, for the 2016 periods, the Company has proportionately consolidated the activities of the Royalty Trusts. Under the proportionate consolidation method, the Company accounts for only its share of each Royalty Trust’s assets, liabilities, revenues and expenses within the appropriate classifications in the accompanying unaudited condensed consolidated financial statements. The Company adopted the provisions of ASU 2015-02 by recording a cumulative-effect adjustment to equity as of January 1, 2016. As such, the financial information presented with respect to the three and nine-month periods ended September 30, 2015 has not been restated and includes 100% of the activities of the Royalty Trusts with the portion of each Royalty Trust’s activities attributable to third-party ownership interests presented as noncontrolling interest.

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

Voluntary Reorganization Under Chapter 11

On May 16, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Debtors’ Chapter 11 Cases have been consolidated for procedural purposes only and are jointly administered under the caption In re: SandRidge Energy Inc., et al. The Bankruptcy Court confirmed the Debtors’ joint plan of reorganization on September 9, 2016, and the Company subsequently emerged from bankruptcy on October 4, 2016. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the entire quarter ended September 30, 2016. As such, the Company’s bankruptcy proceedings and related matters have been summarized below.

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities were subject to settlement under the Bankruptcy Code.

The Company was able to conduct normal business activities and pay associated obligations for the period following its bankruptcy filing and was authorized to pay and has paid certain pre-petition obligations, including for employee wages and benefits, goods and services provided by certain vendors, transportation of the Company’s production, royalties and costs incurred on the Company’s behalf by other working interest owners. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of business required the prior approval of the Bankruptcy Court.

Emergence from Voluntary Reorganization Under Chapter 11

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court, the following significant transactions occurred in conjunction with the Company’s emergence from Chapter 11:

•
First Lien Credit Agreement. All outstanding obligations under the senior credit facility were canceled, and claims under the senior credit facility received their proportionate share of (a) $35.0 million in cash and (b) participation in the newly established $425.0 million New First Lien Exit Facility.

•
Cash Collateral Account. The Company deposited $50.0 million of cash in the Cash Collateral Account to be controlled by the administrative agent to the New First Lien Exit Facility from the Emergence Date until the first borrowing base redetermination in October 2018; provided that (a) (i) $12.5 million will be released to the Company upon delivery of an acceptable business plan to the administrative agent, (ii) $12.5 million will be released to the Company upon achievement for two consecutive quarters of certain milestones set forth in the business plan and (b) to the extent the foregoing amounts are not released to the Company, up to $25.0 million will be released to the Company upon meeting a minimum 2.00:1.00 ratio of proved developed producing reserves to aggregate principal loan commitments under the New First Lien Exit Facility at any time after July 4, 2017.

If no default or event of default under the New First Lien Exit Facility exists at the expiration or termination of the Protected Period, all remaining proceeds in the Cash Collateral Account will be released to the Company at that time.

•
Senior Secured Notes. All outstanding obligations under the Senior Secured Notes were canceled and exchanged for approximately 13.7 million of the 18.9 million shares of New Common Stock issued at emergence. Additionally, claims under the Senior Secured Notes received approximately $281.8 million of New Convertible Notes, which are mandatorily convertible into approximately 15.0 million shares of New Common Stock upon the first to occur of several triggering events, one of which is maturity.

•
General Unsecured Claims. The Company’s general unsecured claims, including the Unsecured Notes, became entitled to receive their proportionate share of (a) approximately $36.7 million in cash, (b) approximately 5.7 million shares of New Common Stock, 5.2 million of which was issued immediately upon emergence, and (c) 4.9 million Series A Warrants and 2.1 million Series B Warrants, with initial exercise prices of $41.34 and $42.03 per share, respectively, which expire on October 4, 2022.

•
New Building Note. The New Building Note, with a principal amount of $35.0 million, was issued and purchased on the emergence date for $26.8 million in cash, net of certain fees and expenses, by certain holders of the Unsecured Senior Notes.

•
Preferred and Common Stock. The Company’s existing 7.0% and 8.5% convertible perpetual preferred stock and common stock were canceled and released under the Plan without receiving any recovery on account thereof.

See “Note 1 - Chapter 11 Proceedings,” “Note 6 - Debt” and “Note 9 - Equity” to the accompanying unaudited condensed consolidated financial statements for additional information on the transactions noted above.

Fresh Start Accounting. Upon emergence from bankruptcy, the Company will be required to apply fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements as of October 4, 2016, the date it emerged from bankruptcy. Under the principles of fresh start accounting, a new reporting entity was considered to have been created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the financial statements on or after October 4, 2016, will not be comparable with the financial statements prior to that date.

Financial Statement Classification of Liabilities Subject to Compromise

The Company’s financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that have been allowed, or that are anticipated will be allowed, as claims in the Company’s bankruptcy case. As previously noted, resolution of certain of these claims have and may continue to extend beyond the date the Company exited bankruptcy. These balances include amounts related to the anticipated rejection of various executory contracts and unexpired leases.

Divestiture

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

Operational Activities

Operational activities for the three and nine-month periods ended September 30, 2016 and 2015 include the following:

•
Total production for the three-month period ended September 30, 2016 was comprised of approximately 28.1% oil, 47.8% natural gas and 24.1% NGLs compared to 30.8% oil, 52.3% natural gas and 16.9% NGLs in the same period of 2015. Total production for the nine-month period ended September 30, 2016 was comprised of approximately 28.7% oil, 48.9% natural gas and 22.4% NGLs compared to 32.6% oil, 50.8% natural gas and 16.6% NGLs in the same period of 2015.

•
Mid-Continent properties contributed approximately 4.3 MMBoe, or 93.1% and 14.1 MMBoe, or 94.0% of the Company’s total production, for the three and nine-month periods ended September 30, 2016, respectively, compared to approximately 6.5 MMBoe, or 88.4% and 20.7 MMBoe, or 88.7% for the same periods in 2015, respectively.

•	Reduced total rigs drilling to one at September 30, 2016 from four at September 30, 2015.

•
Drilled three and 13 wells, respectively, in the Mid-Continent area during the three and nine-month periods ended September 30, 2016, compared to 20 and 145 wells drilled during the same periods in 2015, respectively, and drilled two and 12 wells, respectively, in the Rockies during the three and nine-month periods ended September 30, 2016.

•	Discontinued drilling and oil field services operations during the first quarter of 2016 as a result of continued low oil prices and decreased demand for drilling and oil field services.

Outlook

In the fourth quarter of 2016, the Company lowered its 2016 capital expenditures guidance to a range between $220.0 million and $240.0 million. Original 2016 capital expenditures guidance was $285.0 million. The Company is in the process of developing its capital expenditures budget for 2017 and, in the current pricing environment, expects that total capital expenditures will be less than $200.0 million in 2017. Management intends to fund capital expenditures for the remainder of 2016 and 2017 using cash flow from operations, cash on hand and, if necessary, borrowings under the New First Lien Exit Facility.

The Company’s estimated proved reserve volumes, including volumes attributable to its proportionate ownership in the Royalty Trusts, were 138 MMBoe at September 30, 2016 based on internal estimates using the SEC-mandated historical twelve-month unweighted average pricing at such date, which were $38.17 per barrel of oil and $2.28 per Mcf of natural gas. Applying the actual October 1, 2016 benchmark commodities prices to November 1, 2016 and December 1, 2016, the twelve-month unweighted average prices would be $39.15 per barrel of oil and $2.45 per Mcf of natural gas.

Upon the application of fresh start accounting, the value of the Company’s full cost pool will be estimated based upon forward strip oil and natural gas prices as of the date of emergence from Chapter 11. Because these prices are higher than the twelve-month unweighted average prices used in the ceiling test, the Company expects to incur a ceiling test impairment write-down in the fourth quarter of 2016. All reserve estimates provided in this Quarterly Report were determined by Company reservoir engineers and, accordingly, have not been fully assessed by independent petroleum consultants. The process for estimating year-end reserves is ongoing as of the filing date for this Quarterly Report and based on preliminary year-end reserve work, additional downward performance revisions to the 138 MMBoe September 30, 2016 reserves estimate are possible due to a change in late-life decline rates, primarily for natural gas reserves. The extent of any revisions will be determined when year-end reserves estimates are completed.

Results by Segment

During the three and nine-month periods ended September 30, 2016, the Company operated in two reportable business segments: exploration and production and midstream services. The exploration and production segment is engaged in the exploration and production of oil and natural gas properties and includes the activities of the Royalty Trusts, consolidated proportionately for the 2016 period and fully for the 2015 period. The midstream services segment coordinates the delivery of electricity for the Company’s exploration and production operations in the Mid-Continent. The Company discontinued the substantial majority of activity within its previous drilling and oilfield services segment in January 2016.

Management evaluates the performance of the Company’s business segments based on income (loss) from operations. Results of these measurements provide important information to the Company about the activity, profitability and contributions of each of the Company’s lines of business. The results of the Company’s business segments for the three and nine-month periods ended September 30, 2016 and 2015 are discussed below.

Exploration and Production Segment

The Company generates the majority of its consolidated revenues and cash flow from the production and sale of oil, natural gas and NGLs. The primary factors affecting the financial results of the Company’s exploration and production segment are the prices the Company receives for its oil, natural gas and NGL production, the quantity of oil, natural gas and NGLs it produces and changes in the fair value of its commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average New York Mercantile Exchange (“NYMEX”) prices for oil and natural gas during the three and nine-month periods ended September 30, 2016 and 2015 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Oil (per Bbl)	$44.94	$46.50	$41.53	$51.01
Natural gas (per Mcf)	$2.79	$2.75	$2.35	$2.79

In order to reduce the Company’s exposure to price fluctuations, the Company historically has entered into commodity derivative contracts for a portion of its anticipated future oil and natural gas production depending on management's view of opportunities under then-prevailing market conditions as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Reducing the Company’s exposure to price volatility helps mitigate the risk that it will not have adequate funds available for its capital expenditure programs.

Set forth in the table below is financial, production and pricing information for the Company’s exploration and production operations for the three and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Results (in thousands)
Revenues
Oil	$54,898	$98,023	$159,023	$361,539
NGL	15,336	16,558	42,541	57,055
Natural gas	29,700	50,554	78,407	156,805
Other	—	(1)	—	12
Inter-segment revenue	—	—	—	(12)
Total revenues	99,934	165,134	279,971	575,399
Operating expenses
Production	39,913	73,201	130,399	245,399
Production taxes	2,278	3,652	6,107	12,548
Depreciation and depletion—oil and natural gas	26,335	66,501	86,613	266,906
Accretion of asset retirement obligations	1,390	1,132	4,365	3,323
Impairment	297,994	1,038,757	657,392	3,611,429
(Gain) loss on derivative contracts	(338)	(42,211)	4,823	(59,034)
Loss on settlement of contract	—	—	90,184	—
Gain on sale of assets	—	—	(62)	(24)
Other operating expenses	8,236	13,005	54,473	49,513
Total operating expenses	375,808	1,154,037	1,034,294	4,130,060
Loss from operations	$(275,874)	$(988,903)	$(754,323)	$(3,554,661)

Production data
Oil (MBbls)	1,282	2,262	4,315	7,604
NGL (MBbls)	1,103	1,246	3,358	3,883
Natural gas (MMcf)	13,079	23,058	44,124	71,133
Total volumes (MBoe)	4,565	7,351	15,027	23,343
Average daily total volumes (MBoe/d)	49.6	79.9	54.8	85.5
Average prices—as reported(1)
Oil (per Bbl)	$42.82	$43.33	$36.85	$47.55
NGL (per Bbl)	$13.90	$13.29	$12.67	$14.69
Natural gas (per Mcf)	$2.27	$2.19	$1.78	$2.20
Total (per Boe)	$21.89	$22.46	$18.63	$24.65
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$53.75	$72.18	$51.05	$80.42
NGL (per Bbl)	$13.90	$13.29	$12.67	$14.69
Natural gas (per Mcf)	$2.32	$2.28	$1.77	$2.61
Total (per Boe)	$25.10	$31.61	$22.70	$36.58
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

The table below presents production by area of operation for the three and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	4,250	93.1%	6,495	88.4%	14,119	94.0%	20,700	88.7%
Rockies	161	3.5%	—	—%	320	2.1%	—	—%
Permian Basin	153	3.4%	389	5.3%	489	3.3%	1,215	5.2%
Other - west Texas	1	—%	467	6.3%	99	0.6%	1,428	6.1%
Total	4,565	100.0%	7,351	100.0%	15,027	100.0%	23,343	100.0%

Revenues

Exploration and production segment revenues from oil, natural gas and NGL sales decreased $65.2, or 39.5%, and $295.4 million, or 51.3%, for the three and nine-month periods ended September 30, 2016, from the same periods in 2015, respectively. Approximately $66.3 million and $223.9 million of the total net decreases for the three and nine-month periods, respectively, were due primarily to a decline in oil and natural gas production, largely resulting from natural declines in existing producing wells, a decrease in wells drilled in the 2016 period compared to the 2015 period, and the proportionate consolidation of the Royalty Trusts’ activities during the 2016 periods. The remaining change between the three month periods was insignificant. The remaining decrease of $71.5 million between the nine-month periods, was due to a decline in the average prices received primarily for oil, and to a lesser extent, natural gas and NGL production.

Operating Expenses

Production expense includes costs associated with the Company’s exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production costs per Boe decreased to $8.74 per Boe and $8.68 per Boe for the three and nine-month periods ended September 30, 2016, from $9.96 per Boe and $10.51 per Boe in the same 2015 periods, respectively, primarily as a result of a decrease in well activity due to fewer new wells being brought on production and a reduction in workover activity in 2016 compared to the same periods in 2015. Additionally, the Company did not incur any CO2 delivery shortfall penalties for the three-month period ended September 30, 2016 and incurred $2.0 million in CO2 delivery shortfall penalties during the nine month-period ended September 30, 2016, compared to penalties of $8.8 million and $26.0 million incurred for the same periods in 2015, due to termination of the CO2 delivery agreement with Occidental in January 2016.

Production taxes decreased by $1.4 million, or 37.6% and $6.4 million, or 51.3%, for the three and nine-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to the decrease in oil, natural gas and NGL revenues. Production taxes as a percentage of oil, natural gas and NGL revenue were consistent at approximately 2.3% and 2.2% for the three and nine-month periods ended September 30, 2016, respectively, compared to 2.2% for each of the same periods in 2015.

Depreciation and depletion for the Company’s oil and natural gas properties decreased by $40.2 million and $180.3 million for the three and nine-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, largely as a result of a decrease in the depreciation and depletion rate per Boe. The average depreciation and depletion rates per Boe were $5.77 and $5.76 for the three and nine-month periods ended September 30, 2016, respectively, compared to $9.05 and $11.43 for the three and nine-month periods ended September 30, 2015, respectively. The decrease in the depreciation and depletion rate is primarily due to full cost ceiling limitation impairments recorded in 2015 and the first two quarters of 2016, as well as the proportionate consolidation of the Royalty Trusts’ activities during the 2016 periods.

The Company incurred full cost ceiling limitation impairments of $298.0 million and $657.4 million for the three and nine-month periods ended September 30, 2016, respectively, compared to $1.0 billion and $3.6 billion for the same periods in 2015. The impairments recorded in 2015 and the first two quarters of 2016 resulted primarily from the significant decrease in oil prices, and to a lesser extent, natural gas prices, that began in the latter half of 2014 and continued throughout 2015 and the first half of 2016. The full cost ceiling limitation impairment recorded in the third quarter of 2016 resulted primarily from downward revisions to forecasted reserves due to a decrease in projected Mid-Continent production volumes. The decrease in projected production volumes resulted from steeper than anticipated well production decline rates for Mississippian horizontal wells in areas with increased natural fracture density and that have been developed with three or more horizontal wells per section as inter-well pressure communication has had more impact on well performance than originally forecasted. Additionally, changing pressure conditions in the Company’s Mississippian wells producing with artificial lift have resulted in increased production decline rates that are now becoming more predictable on a large group of base wells as this population of wells has been producing for more than two years. All reserve estimates provided in this Quarterly Report were determined by Company reservoir engineers and, accordingly, have not been fully assessed by independent petroleum consultants. The process for estimating year-end reserves is ongoing as of the filing date for this Quarterly Report and based on preliminary year-end reserve work, additional downward performance revisions to the 138 MMBoe September 30, 2016 reserves estimate are possible due to a change in late-life decline rates, primarily for natural gas reserves. The extent of any revisions will be determined when year-end reserves estimates are completed.

Primarily due to pricing differences between the twelve-month unweighted average prices used in the ceiling test and the forward strip prices that will be used to estimate the initial fair value of the Company’s full cost pool in the application of fresh start accounting upon emergence from Chapter 11, the Company expects to incur a significant ceiling test impairment write-down in the fourth quarter of 2016.

The Company recorded gains on commodity derivative contracts of $0.3 million and $42.2 million for the three-month periods ended September 30, 2016 and 2015, respectively, which include net cash receipts upon settlement of $14.6 million and $67.3 million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $4.8 million and $(59.0) million for the nine-month periods ended September 30, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $72.6 million and $278.6 million, respectively. Included in the net cash receipts for the nine-month periods ended September 30, 2016 are $17.9 million of cash receipts related to early settlements.

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

Loss on settlement of contract for the nine-month period ended September 30, 2016 includes a $78.9 million loss resulting from the termination of a gas treating and CO2 delivery agreement with Occidental as well as a loss of $11.2 million recorded for the cease-use of transportation agreements that supported production from the Piñon field.

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

Set forth in the table below is financial and operational information for the midstream services segment for the three and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Results (in thousands)
Operating revenues	$5,433	$20,812	$23,073	$63,123
Inter-segment revenue	(2,429)	(11,974)	(12,528)	(36,915)
Total revenues	3,004	8,838	10,545	26,208
Impairment	55,601	—	57,292	—
Operating expenses	2,748	10,928	9,989	35,326
Loss from operations	$(55,345)	$(2,090)	$(56,736)	$(9,118)

Gas Marketed
Volumes (MMcf)	—	1,619	344	5,020
Average price	$—	$2.59	$2.10	$2.57

Midstream services segment revenues decreased $5.8 million and $15.7 million and operating expenses decreased $8.2 million and $25.3 million, for the three and nine-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due the divestiture of the Piñon field midstream assets in January 2016, subsequent to which no third-party gas volumes were marketed and no other midstream services were provided to third parties.

The Company recorded impairment of $55.6 million on its electrical transmission system during the three and nine-month periods ended September 30, 2016, due to a decrease in projected Mid-Continent production volumes supporting the system’s usage, and recorded 1.7 million in impairment on compressors and various other midstream services equipment during the nine-month period ended September 30, 2016 due primarily to the determination that their future use was limited.

Consolidated Results of Operations

Revenues

The Company’s consolidated revenues for the three and nine-month periods ended September 30, 2016 and 2015 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
	(In thousands)
Revenues
Oil, natural gas and NGL	$99,934	$165,135	$279,971	$575,399
Midstream and marketing	3,004	8,838	10,545	26,208
Drilling and services	886	4,572	2,342	19,658
Other	232	1,607	951	3,802
Total revenues	$104,056	$180,152	$293,809	$625,067
___________________

(1)
Includes $13.5 million and $46.4 million of revenues attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations for the three and nine-month periods ended September 30, 2015, respectively.

The Company’s primary sources of revenue are discussed in “Results by Segment.” See discussion of oil, natural gas and NGL revenues under “Results by Segment—Exploration and Production Segment,” and discussion of midstream and marketing revenues under “Results by Segment—Midstream Services Segment.”

Drilling and services revenues decreased for the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015, primarily due to discontinuing substantially all drilling and oilfield services operations in January 2016.

Expenses

The Company’s consolidated expenses for the three and nine-month periods ended September 30, 2016 and 2015 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
	(In thousands)
Expenses
Production	$39,640	$72,884	$129,608	$244,158
Production taxes	2,278	3,652	6,107	12,548
Cost of sales	563	4,323	5,302	22,034
Midstream and marketing	—	6,633	1,840	22,464
Depreciation and depletion—oil and natural gas	26,335	66,501	86,613	266,906
Depreciation and amortization—other	7,514	11,379	21,323	37,234
Accretion of asset retirement obligations	1,390	1,132	4,365	3,323
Impairment	354,451	1,074,588	718,194	3,647,845
General and administrative	29,145	34,233	134,447	108,764
(Gain) loss on derivative contracts	(338)	(42,211)	4,823	(59,034)
Loss on settlement of contract	—	—	90,184	—
Loss (gain) on sale of assets	416	6,771	(2,794)	2,097
Total expenses	$461,394	$1,239,885	$1,200,012	$4,308,339
___________________

(1)
Includes $169.4 million and $539.2 million of expenses attributable to noncontrolling interests in consolidated VIEs, after considering the effects of intercompany eliminations, for the three and nine-month periods ended September 30, 2015, respectively.

See discussion of production expenses, production taxes, depreciation and depletion—oil and natural gas, impairment, gain on derivative contracts and loss on settlement of contracts under “Results by Segment—Exploration and Production Segment” and discussion of midstream and marketing expenses and impairment under “Results by Segment—Midstream Services Segment.”

The decreases in cost of sales and depreciation and amortization—other in the three and nine-month periods ended September 30, 2016 from the comparable periods in 2015 are primarily due to discontinuing substantially all drilling and oilfield services operations in January 2016.

General and administrative expenses decreased $5.1 million, or 14.9% for the three-month period ended September 30, 2016 from the same period in 2015 due primarily to (i) a decrease of $5.1 million as a result of recording a legal settlement in the third quarter of 2015, (ii) a decrease of $2.8 million in professional services costs, and (iii) a $1.2 million decrease in severance costs associated with a reduction in workforce in the 2015 period. These decreases were partially offset by an increase of $6.0 million in net salary costs due primarily to recording an adjustment to the 2016 retention incentive accrual in the third quarter of 2016.

General and administrative expenses increased $25.7 million, or 23.6% for the nine-month period ended September 30, 2016 from the same period in 2015 due primarily to (i) the write-off of a $16.7 million joint interest account receivable due to the determination that its collection was doubtful at March 31, 2016, (ii) an increase of $12.9 million in professional services costs, including consulting fees, pre-emergence board of directors and legal fees largely associated with the restructuring process prior to filing the Bankruptcy Petitions, and (iii) a $5.8 million increase in severance costs associated with the reductions in workforce that occurred in the first quarter of 2016. These increases were partially offset by a $5.0 million decrease in legal settlements as noted above.

Other (Expense) Income, Taxes and Net Loss Attributable to Noncontrolling Interest

The Company’s other (expense) income, taxes and net loss attributable to noncontrolling interest for the three and nine-month periods ended September 30, 2016 and 2015 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Other (expense) income
Interest expense	$(3,343)	$(77,000)	$(126,099)	$(213,569)
Gain on extinguishment of debt	—	340,699	41,179	358,633
Reorganization items	(42,754)	—	(243,672)	—
Other (expense) income, net	(898)	(426)	1,332	1,208
Total other expense	(46,995)	263,273	(327,260)	146,272
Loss before income taxes	(404,333)	(796,460)	(1,233,463)	(3,537,000)
Income tax expense	4	25	11	90
Net loss	(404,337)	(796,485)	(1,233,474)	(3,537,090)
Less: net loss attributable to noncontrolling interest	—	(156,073)	—	(493,243)
Net loss attributable to SandRidge Energy, Inc.	$(404,337)	$(640,412)	$(1,233,474)	$(3,043,847)

Interest expense for the three and nine-month periods ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest expense
Interest expense on debt	$3,796	$86,313	$123,350	$220,600
Amortization of debt issuance costs, discounts and premium	—	4,457	7,730	9,377
Write off of debt issuance costs	—	—	—	7,108
Gain on long-term debt holder conversion feature	—	(10,146)	(1,324)	(10,146)
Capitalized interest	(207)	(3,123)	(2,240)	(12,741)
Total	3,589	77,501	127,516	214,198
Less: interest income	(246)	(501)	(1,417)	(629)
Total interest expense	$3,343	$77,000	$126,099	$213,569

Total interest expense decreased $73.7 million and $87.5 million for the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015, respectively, primarily due to (i) recording of interest expense on the Senior Unsecured Notes only through the date of the Chapter 11 filings in the 2016 period, (ii) the repurchase of Senior Unsecured Notes in 2015, and (iii) conversions of Convertible Senior Unsecured Notes into shares of the Company’s common stock in the second half of 2015 and first quarter of 2016. Additionally, approximately $7.1 million in debt issuance costs were written off to expense in conjunction with a decrease in the senior credit facility borrowing base in the nine-month period ended September 30, 2015. These decreases were partially offset by (i) interest expense and amortization of discount and debt issuance costs associated with the Senior Secured Notes issued in June and October 2015 through the date of the Chapter 11 filings, and (ii) a reduction in the amount of interest capitalized in the 2016 periods, primarily due to a decrease in capital expenditures.

The Company recognized a gain on extinguishment of debt of $41.2 million for the nine-month period ended September 30, 2016 in connection with the exchange of approximately $232.1 million in aggregate principal amount ($77.8 million net of discount and including holders’ conversion feature liabilities) of the Convertible Senior Unsecured Notes for approximately 84.4 million shares of the Company’s common stock during the first quarter of 2016. In conjunction with the filing of the Chapter 11 petitions, conversions were stayed subsequent to the Chapter 11 filings.

The Company recognized gains on extinguishment of debt of $340.7 million and $358.6 million for the three and nine-month periods ended September 30, 2015, respectively, due to (i) the repurchase and exchange of certain of the Company’s Senior

Unsecured Notes in the third quarter of 2015 and (ii) the exchange of certain of the Company’s Senior Unsecured notes, for shares of the Company’s common stock during the second quarter of 2015.

See “Note 6 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of the Company’s long-term debt transactions in 2016.

Reorganization items for the three-month period ended September 30, 2016 primarily consist of professional and legal fees incurred as a result of the Chapter 11 proceedings. Reorganization items for the nine-month period ended September 30, 2016 primarily consist of (i) $148.8 million in net unamortized debt premiums and discounts, unamortized debt issuance costs and the remaining value of derivatives associated with the Convertible Senior Unsecured Notes and the PGC Senior Secured Notes that were written-off when the Bankruptcy Petitions were filed, (ii) $55.9 million in professional and legal fees incurred as a result of the Chapter 11 proceedings, (iii) an adjustment of $20.5 million for estimated allowable claims related to the Company’s legal proceedings, and (iv) $21.3 million in amounts related to the rejection or cure of certain long-term contracts as approved by the Bankruptcy Court. These items were slightly offset by approximately $6.3 million in discounts negotiated on pre-petition liabilities.

See “Note 1 - Chapter 11 Proceedings” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for discussion of reorganization items.

No loss or income attributable to non-controlling interest was recorded in 2016 due to the proportionate consolidation of the Royalty Trusts in 2016 as discussed in “Overview.” Net loss attributable to noncontrolling interest in the 2015 periods represents the portion of net loss attributable to third-party ownership in the Company’s formerly fully consolidated VIEs and subsidiaries, which primarily consisted of the full cost ceiling impairment attributable to the noncontrolling interest in the Royalty Trusts of $166.8 million and $520.2 million for the three and nine-month periods ended September 30, 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s cash and cash equivalents were $652.7 million, and the Company had approximately $4.1 billion in total debt outstanding and $9.9 million in outstanding letters of credit. Approximately $449.2 million of the total debt outstanding was drawn under the senior credit facility and held by the Company in a securities account. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated its obligations under the senior credit facility. Due to the Chapter 11 proceedings, however, most acts to exercise remedies under its credit facility, including those related to defaults of various financial covenants and ratios, were stayed as of May 16, 2016, the date of the Chapter 11 petition filing, and continued to be stayed through the Company’s emergence from Chapter 11 on October 4, 2016. No further funds were available under the credit facility as of September 30, 2016. As of October 31, 2016, the Company had approximately $111.1 million in cash and cash equivalents, an undrawn First Lien Exit Facility, and $9.9 million in outstanding letters of credit. Significant transactions affecting the Company’s liquidity upon emergence from Chapter 11 included the following:

•	eliminated approximately $3.7 billion in senior notes and related accrued interest of the Company;

•	issued approximately $281.8 million in New Convertible Notes to certain general unsecured creditors of the Company;

•	entered into the $35.0 million New Building Note;

•	paid down $35.0 million and canceled the senior credit facility;

•	entered into the $425.0 million New First Lien Exit Facility, and subsequently repaid all outstanding amounts during October 2016;

•	funded $50.0 million into the Cash Collateral Account;

•	funded $35.0 million into an escrow account for payment of certain professional fees associated with the restructuring;

The Company’s sources of liquidity and capital resources historically have been proceeds from the issuance of equity and debt securities, cash flows from operating activities, borrowings under the senior credit facility, and proceeds from monetizations of assets. During the pendency of the Chapter 11 filing, the Company’s principal sources of liquidity were limited to cash flow from operations and cash on hand. After emergence from Chapter 11 and repayment of the balance outstanding under the New First Lien Exit Facility in October 2016, the Company’s principal sources of liquidity include cash flow from operations, cash on hand and amounts available under its New First Lien Exit Facility.

In the fourth quarter of 2016, the Company lowered its 2016 capital expenditures guidance to a range between $220.0 million and $240.0 million. Original 2016 capital expenditures guidance was $285.0 million. The Company is in the process of developing its capital expenditures budget for 2017 and, in the current pricing environment, expects that total capital expenditures will be less than $200.0 million in 2017. Management intends to fund capital expenditures for the remainder of 2016 and 2017 using cash flow from operations, cash on hand and, if necessary, borrowings under the New First Lien Exit Facility.

The Company’s cash flow from operations are substantially dependent upon the prevailing and future prices for oil and natural gas, which historically have been volatile and may be subject to significant fluctuations in the future. For example, the NYMEX month-end settled price for oil has declined from a high of $105.37 per Bbl in June 2014 to as low as $26.21 per Bbl in February 2016. The NYMEX month-end settled price for natural gas declined from a high of $5.56 per MMBtu in February 2014 to as low as $1.71 per MMBtu in March 2016. If depressed oil or natural gas prices persist for a prolonged period or further decline, they would have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced, likely resulting in further full cost pool ceiling impairments. Further, if the Company limits, defers or eliminates its future capital expenditures or is unsuccessful in developing reserves and adding production through its capital program, the value of the Company’s oil and natural gas properties and its financial condition and results of operations could be adversely affected.

Working Capital

The Company’s working capital balance fluctuates as a result of changes in the fair value of its outstanding commodity derivative instruments and due to fluctuations in the timing and amount of its collection of receivables and payment of expenditures related to its exploration and production operations.

At September 30, 2016, the Company had a working capital surplus of $585.8 million compared to a surplus of $236.7 million at December 31, 2015. Current assets increased by $63.7 million and current liabilities decreased by $285.4 million at September 30, 2016, compared to December 31, 2015. The increase in current assets is primarily due to a $217.1 million increase in cash and cash equivalents, which resulted largely from borrowings on the senior credit facility. The increase in cash was partially offset by a decrease of $74.2 million in the net asset position of the Company’s current derivative contracts due largely to an increase in the market prices of oil and gas compared to contract prices at December 31, 2015, and a decrease of $65.9 million in accounts receivable, largely resulting from fluctuations in the timing and amount of receivable billings and collections, as well as the write-off of a $16.7 million joint interest receivable due to the determination that its collection was doubtful at March 31, 2016. The change in current liabilities is primarily due to a decrease in accounts payable and accrued expenses of approximately $288.0 million largely due to (a) reclassifying certain items including approximately $89.7 million in accrued interest on debt and $37.9 million in accrued dividends on the Company’s preferred stock to liabilities subject to compromise subsequent to the Chapter 11 petition filings, (b) the settlement of $109.9 million in CO2 shortfall delivery penalties accrued at December 31, 2015 under a contract with Occidental Petroleum which was terminated during the first quarter of 2016, and (c) a reduction in accrued capital expenditures resulting primarily from a decrease in the number of drilling rigs operating on the Company’s properties.

Cash Flows

The Company’s cash flows for the nine-month periods ended September 30, 2016 and 2015 are presented in the following table and discussed below:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows (used in) provided by operating activities	$(64,039)	$360,886
Cash flows used in investing activities	(167,690)	(729,749)
Cash flows provided by financing activities	448,821	977,752
Net increase in cash and cash equivalents	$217,092	$608,889

Cash Flows from Operating Activities

The $424.9 million reduction in operating cash flows for the nine-month period ended September 30, 2016 compared to the same period in 2015, is primarily due to a reduction in revenues from oil, natural gas and NGLs, and a reduction in proceeds received on settlement of commodity derivative contracts.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proved reserves, which is typical in the capital-intensive oil and natural gas industry. During the nine-month periods ended September 30, 2016 and 2015, cash flows used in investing activities primarily consisted of capital expenditures, excluding acquisitions, which are summarized on an accrual basis, by segment below:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Capital Expenditures
Exploration and production	$155,627	$559,515
Midstream services	3,085	20,400
Other	2,695	21,137
Capital expenditures, excluding acquisitions	161,407	601,052
Acquisitions	1,328	3,231
Total	$162,735	$604,283

Capital expenditures, excluding acquisitions, for drilling and leasehold expenditures in the Mid-Continent area decreased significantly in the 2016 period in accordance with the reduction in the Company’s 2016 capital budget and number of rigs operating on the Company’s properties compared to 2015. Additionally, Midstream expenditures decreased primarily due to the divestiture of the Piñon field assets in the WTO in the first quarter of 2016, and other expenditures decreased due primarily to discontinuing drilling and services operations in January 2016.

Cash Flows from Financing Activities

The Company’s financing activities provided $448.8 million of cash for the nine-month period ended September 30, 2016, primarily from net borrowings under the senior credit facility, compared to $977.8 million provided in the same period in 2015, largely due to the issuance of the $1.25 billion Senior Secured Notes, net of debt issuance costs, in June 2015. Additionally, noncontrolling interest distributions paid by the Royalty Trusts were proportionately consolidated in 2016 compared to being fully consolidated in the 2015. Further, the semi-annual dividend payments on the Company’s 8.5% and 7.0% perpetual preferred stock were suspended during the 2016 period, while the semi-annual dividend on the 8.5% convertible perpetual preferred stock was paid in cash during the 2015 period.

Indebtedness

The balances of outstanding debt shown in the table below were classified as liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at September 30, 2016. Additionally, on the date of the Chapter 11 filings, all unamortized debt issuance costs and associated discounts and premiums of approximately $158.6 million and the remaining value of associated debt derivatives of $9.8 million related to the Company’s debt were written-off through a non-cash charge and are included in reorganization items in the accompanying unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2016. See “Note 1 - Chapter 11 Proceedings” to the accompanying unaudited condensed consolidated financial statements for additional information.

Debt balances included in liabilities subject to compromise at September 30, 2016 consists of the following (in thousands):

Senior credit facility	$449,198
8.75% Senior Secured Notes due 2020	1,328,000
Senior Unsecured Notes
8.75% Senior Notes due 2020	395,935
7.5% Senior Notes due 2021	757,767
8.125% Senior Notes due 2022	527,737
7.5% Senior Notes due 2023	543,561
Convertible Senior Unsecured Notes
8.125% Convertible Senior Notes due 2022	40,694
7.5% Convertible Senior Notes due 2023	46,900
Total debt	$4,089,792

The Chapter 11 filings constituted an event of default with respect to the Company’s existing debt obligations, causing the Company's pre-petition senior credit facility, Senior Secured Notes, Senior Unsecured Notes and Convertible Senior Unsecured Notes to become immediately due and payable. As a result of the Chapter 11 filings, any efforts to enforce such payment obligations were automatically stayed through the Emergence Date.

Post-Emergence Indebtedness

On the Emergence Date, the Senior Secured Notes, Unsecured Notes and senior credit facility were canceled and the Company entered into the $425.0 million New First Lien Exit Facility, issued approximately $281.8 million principal value of New Convertible Notes and entered into the $35.0 million New Building Note as discussed further below.

New First Lien Exit Facility

On the Emergence Date, the Company entered into the New First Lien Exit Facility with the lenders party thereto and Royal Bank of Canada, as administrative agent and issuing lender.
The initial borrowing base under the New First Lien Exit Facility is $425.0 million. There are no scheduled borrowing base redeterminations until October 2018, followed by scheduled semiannual borrowing base redeterminations thereafter. The New First Lien Exit Facility matures on February 4, 2020. The outstanding borrowings under the New First Lien Exit Facility bear interest at a rate equal to, at the option of the Company, either (a) a base rate plus an applicable rate of 3.75% per annum or

(b) LIBOR plus 4.75% per annum, subject to a 1.00% LIBOR floor. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. The Company has the right to prepay loans under the New First Lien Exit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.
The New First Lien Exit Facility is guaranteed by SandRidge Holdings, Inc., SandRidge Exploration and Production, LLC, SandRidge Midstream Inc., SandRidge Operating Company, Lariat Services, Inc., and Integra Energy, L.L.C. (collectively, the “Guarantors”).
Furthermore, the New First Lien Exit Facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 valuation of the proved developed producing reserves and 95% of the PV-9 valuation of all proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of capital stock of each credit party and their respective wholly owned subsidiaries and (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).
The New First Lien Exit Facility requires the Company to, (a) commencing with the first full fiscal quarter ending after the Emergence Date through the last full fiscal quarter before the occurrence of the end of the borrowing base protection period, maintain a minimum PDP asset coverage ratio, measured as of the last day of each fiscal quarter, of 1.75 to 1.00 and (b) commencing with the first full fiscal quarter ending after the occurrence of the end of the borrowing base protection period, maintain (i) a maximum consolidated total net leverage ratio, measured as of the last day of each fiscal quarter, (A) on or prior to December 31, 2018, of no greater than 3.50 to 1.00, and (B) any fiscal quarter ending on or after March 31, 2019, of no greater than 3.00 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the last day of each fiscal quarter, of no less than 2.00 to 1.00. Such financial covenants are subject to customary cure rights.
The New First Lien Exit Facility contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.
New Convertible Debt
On the Emergence Date, pursuant to the terms of the Plan, the Company issued approximately $281.8 million principal amount of New Convertible Notes, which do not bear regular interest and will mature and mandatorily convert into New Common Stock on October 4, 2020, unless repurchased, redeemed or converted prior to that date. The New Convertible Notes will be recorded at fair value upon implementation of fresh start accounting. Upon the occurrence of certain events, including any acceleration, repayment or prepayment of the New Convertible Notes (including any optional redemption), the Company will be required to pay a make-whole amount of $0.783478 for each $1.00 in principal amount of New Convertible Notes repaid or prepaid in accordance with the provisions of the associated indenture.
The New Convertible Notes are initially convertible at a conversion rate of 0.05330841 shares of New Common Stock per $1.00 principal amount of New Convertible Notes, which represents, in the aggregate, approximately 15.0 million shares of the New Common Stock. The conversion rate for the New Convertible Notes is subject to customary anti-dilution adjustments. In addition, upon the occurrence of certain events, including any acceleration, repayment or prepayment of the New Convertible Notes (including any optional redemption), the conversion rate will be automatically adjusted such that the New Convertible Notes convert into the same percentage of New Common Stock before and after such event.
The New Convertible Notes are convertible at the option of the holders at any time up to, and including, the business day immediately preceding the maturity date. In addition, the Company is required to convert all outstanding New Convertible Notes upon the earliest to occur of the following: (i) any bona fide arm’s length issuance by the Company of New Common Stock to third parties for cash with (a) a total issuance size that is greater than or equal to $100,000,000 and (b) a per-share price greater than or equal to $34.16; (ii) 30 days’ written notice to the Company to convert the New Convertible Notes from holders of at least a majority in aggregate principal amount of the New Convertible Notes then outstanding; (iii) the average of the last reported sale prices of the New Common Stock over a 30 consecutive trading day period is 50% greater than $34.16; (iv) any bona fide refinancing of the New First Lien Exit Facility after a determination by the post-emergence board of directors in good faith that: (a) such refinancing provides for terms that are materially more favorable to the Company and (b) the causing of a conversion is not the primary purpose of such refinancing; (v) any change of control transaction; or (vi) the maturity date. Upon conversion, the Company will deliver shares of New Common Stock equal to the conversion rate, together with a cash payment in lieu of delivering any fractional share of New Common Stock issuable upon conversion, based on the last reported sale price of the New Common Stock on the relevant conversion date.
The Company may redeem for cash all or part of the New Convertible Notes at any time prior to the maturity date, at a redemption price equal to 100% of the principal amount of such New Convertible Notes to be redeemed, as increased by the make-whole amount. With respect to any New Convertible Notes selected for redemption that are converted following a redemption notice, the conversion rate will be automatically adjusted such that the New Convertible Notes convert into the same percentage of New Common Stock before and after such redemption notice.
The Company’s obligations pursuant to the New Convertible Notes are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors of the New First Lien Exit Facility. Following the occurrence of certain events, the Company would be required to secure $100,000,000 of the New Convertible Notes, which amount may be increased to the full outstanding principal amount of the New Convertible Notes, including any applicable make-whole amount, in accordance with the provisions of the New Convertible Notes Indenture, which would constitute a second priority lien on the same collateral securing the New First Lien Exit Facility.
New Building Note
On the Emergence Date, the Company entered into the New Building Note, which has a principal amount of $35.0 million and is secured by first priority mortgage on the Company’s headquarters facility and certain other non-oil and gas real property. The New Building Note will be recorded at fair value upon implementation of fresh start accounting. Interest is payable on the New Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest is payable in kind from the Emergence Date through the earlier of September 30, 2020, 46 months from the Emergence Date or 90 days after the refinancing or repayment of the New First Lien Exit Facility and thereafter in cash. The New Building Note matures on October 4, 2021. On the Emergence Date, pursuant to the Plan, certain holders of the Unsecured Senior Notes purchased the New Building Note for $26.8 million in cash, net of certain fees and expenses.
See “Note 1 - Chapter 11 Proceedings” and “Note 6 - Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company’s debt.
Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2015, the Company’s contractual obligations included long-term debt obligations, transportation and throughput agreements, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. Effective June 6, 2016, the Bankruptcy Court issued orders allowing the Company to reject certain long-term contracts, which had the effect of reducing future transportation and throughput contractual obligations by approximately $35.8 million, eliminating the remaining drilling carry commitment of approximately $8.9 million, and reducing other contractual obligations by approximately $0.9 million as of the date the contracts were rejected. The total estimated allowable claims related to these contracts of $31.1 million has been included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016.

Long-Term Debt Obligations. The Company’s long-term debt obligation was approximately $4.1 billion at September 30, 2016 compared to $3.6 billion at December 31, 2015, primarily due to the draw downs of $489.2 million on the senior credit facility and subsequent repayment of $40.0 million in May 2016 in accordance with the terms of the initial restructuring support entered into on May 11, 2016 with certain of the Company’s creditors. This increase was partially offset by the conversion of an aggregate $232.1 million principal amount ($77.8 million net of discount and including holders’ conversion feature) of the Convertible Senior Unsecured Notes into shares of the Company’s common stock during the first quarter of 2016. At September 30, 2016, the principal amounts of the Company’s long-term debt are reflected in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet. As discussed in “Post-Emergence Indebtedness” above, on the Emergence Date, approximately $3.7 billion of the Company’s outstanding was canceled.

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

The Company was in a cumulative negative earnings position until the 36-month period ended December 31, 2012 at which time it reached cumulative positive earnings. However, as a result of the Company closing the sale of its oil and natural gas properties in the Permian Basin area of west Texas, excluding the assets associated with the Permian Trust area of mutual interest, on February 26, 2013, the Company reverted back to a cumulative negative earnings position for the 36-month period ended March 31, 2013. Based on net book value, historical costs and proved reserves as of February 26, 2013, the Company recorded a loss on the sale of $398.9 million, which caused the Company to report a loss for the year ended December 31, 2013. The Company remains in a cumulative negative earnings position through the 36-month period ended September 30, 2016. One contributing factor to the cumulative negative earnings position for the 36-month period ended September 30, 2016 is the combined effect of the impairments of the Company’s assets totaling $5.5 billion. The resulting cumulative negative earnings are not a definitive factor in determining to maintain a valuation allowance as all available evidence should be considered, but it is a significant piece of negative evidence in management’s analysis.

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

In determining whether to maintain the valuation allowance, management concluded that the objectively verifiable negative evidence of cumulative negative earnings for the 36-month period ending September 30, 2016, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, management has not changed its judgment regarding the need for a full valuation allowance against its net deferred tax asset. The valuation allowance against the Company’s net deferred tax asset at December 31, 2015 was $1.9 billion.

At December 31, 2015, the Company had valuation allowances totaling $92.0 million against specific deferred tax assets for which management has determined it is more likely than not that such deferred tax assets will not be realized for various reasons. The valuation allowance against these specific deferred tax assets would not be impacted by the foregoing discussion.

The implementation of fresh start accounting will likely result in deferred tax assets and liabilities of a materially different amount being reflected on the Company’s post-emergence consolidated financial statements. Management will consider all available evidence upon emergence, including the effects of significant transactions which occurred in accordance with the confirmation of the Plan and upon the Company’s subsequent emergence from bankruptcy, in concluding whether or not a valuation allowance should be recorded against all or some of the newly determined deferred tax assets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments the Company uses to manage commodity prices. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement. Additionally, the Company’s exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. The Company’s most significant market risk relates to the prices it receives for its oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon management’s view of opportunities under the then-prevailing current market conditions, the Company enters into commodity pricing derivative contracts for a portion of its anticipated production volumes for the purpose of reducing variability of oil and natural gas prices it receives. The Company’s senior credit facility limited its ability to enter into derivative transactions to 85% of expected production volumes from estimated proved reserves. The First Lien Exit Facility limits the Company’s ability to enter into derivative transactions to 90% of expected production volumes from estimated proved reserves.

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At September 30, 2016, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps, which are described below:

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

The Company’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period and the Company’s natural gas fixed price swap transactions are settled based upon the last day settlement of the first nearby month futures contract of the contract period. The Company’s natural gas basis swap transactions are settled based upon the differential between the NYMEX Henry Hub price and Platts Inside FERC Panhandle Eastern Pipe Line price. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month.

At September 30, 2016, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
October 2016 - December 2016	1,288	$56.45
January 2017 - December 2017	1,825	$50.51

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
October 2016 - December 2016	10,920	$2.86
January 2017 - December 2017	18,250	$3.12

Natural Gas Basis Swaps

	Notional (MMcf)	Weighted Average Fixed Price
October 2016 - December 2016	920	$(0.38)

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

The Company recorded gains on commodity derivative contracts of $0.3 million and $42.2 million for the three-month periods ended September 30, 2016 and 2015, respectively, which include net cash receipts upon settlement of $14.6 million and $67.3 million, respectively. The Company recorded a loss (gain) on commodity derivative contracts of $4.8 million and $(59.0) million for the nine-month periods ended September 30, 2016 and 2015, respectively, which includes net cash receipts upon settlement of $72.6 million and $278.6 million, respectively. Included in the net cash receipts for the nine-month periods ended September 30, 2016 are $17.9 million of cash receipts related to early settlements.

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

The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its remaining derivative contract counterparties, which allow the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed, if any, to such counterparty under the Company’s senior credit facility. As of September 30, 2016, the counterparties to the Company’s open commodity derivative contracts consisted of four financial institutions, which are also lenders under the Company’s senior credit facility. As a result, the Company is not required to post additional collateral under its commodity derivative contracts.

Interest Rate Risk. The Company is exposed to interest rate risk on its variable rate New First Lien Exit Facility. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as the Company’s interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

Chapter 11 Proceedings

Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against the Company noted below, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan in the Chapter 11 Cases, which became effective on October 4, 2016, discharged claims, including claims related to litigation proceedings against the Company that arose before such date. The Plan generally treats such claims as general unsecured claims that will receive only partial distribution once their amounts, if any, are finally determined by the Bankruptcy Court or otherwise. The effectiveness of the Plan gave rise to an injunction against the continuation of claims against the Company that were discharged under the Plan, including many of the proceedings and actions against the Company noted below. The effectiveness of the Plan also resulted in the release of certain claims, including many of the derivative claims listed below, held by the Company against various parties to the restructuring and related parties, including certain of the Company’s current and former officers and former directors. See Note 1 for further discussion about the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

In connection with the estimation of general unsecured claims asserted in its bankruptcy, the Company established reserves for litigation matters in amounts that it estimates will be characterized as “allowed” in the claims administration process.  Such amounts include potential settlements that the Company would not entertain outside of the bankruptcy process. In that regard, the Company recorded an adjustment to the reserve for the below described proceedings and actions of $20.5 million, which is included in reorganization items in the accompanying unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2016, to bring the total reserves for current anticipated allowed claim amounts for litigation matters and actions to $24.5 million, which is included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016. To the extent that allowed claims are properly characterized as pre-petition general unsecured claims, such claims would be limited to a portion of the amount of consideration set aside for such claims under the Plan, which consists of cash, shares of the Company’s common stock and warrants (the “GUC Pool”).

Legal Proceedings

General Unsecured Litigation Claims

The following litigation matters are believed to be general unsecured claims that arose prior to the commencement of the Chapter 11 Cases and are subject to an ongoing claims administration process. As described under “Chapter 11 Proceedings,” to the extent that any of these claims are allowed by the Bankruptcy Court, recovery for such claims is limited under the Plan to its proportional share of the cash, shares of the Company’s common stock, and warrants that have been set aside to comprise the GUC Pool.

On April 5, 2011, Wesley West Minerals, Ltd. and Longfellow Ranch Partners, LP, filed a lawsuit against the Company and SandRidge Exploration and Production, LLC (collectively, the “SandRidge Entities”) in the District Court of Pecos County, Texas. The plaintiffs, who leased mineral rights to the SandRidge Entities in Pecos County, allege that the SandRidge Entities have not properly paid royalties on all volumes of natural gas and CO2 produced from the acreage leased from the plaintiffs. The plaintiffs also allege that the SandRidge Entities have inappropriately failed to pay royalties on CO2 produced from the plaintiffs' acreage that results from the treatment of natural gas at Occidental’s CO2 treatment plant in Pecos County, Texas the (“Century Plant”). The plaintiffs seek approximately $45.5 million in actual damages for the period of time between January 2004 and December 2011, punitive damages and a declaration that the SandRidge Entities must pay royalties on CO2 produced from the plaintiffs' acreage that results from treatment of natural gas at the Century Plant. The Commissioner of the General Land Office of the State of Texas (“GLO”) is named as an additional defendant in the lawsuit as some of the affected oil and natural gas leases described in the plaintiffs' allegations cover mineral classified lands in which the GLO is entitled to one-half of the royalties attributable to such leases. The GLO has filed a cross-claim against the SandRidge Entities asserting the same claims as the plaintiffs with respect to the leases covering mineral classified lands and seeking approximately $13.0 million in actual damages, inclusive of penalties and interest. On February 5, 2013, the Company received a favorable summary judgment ruling that effectively removed a majority of the plaintiffs' and GLO's claims. The plaintiffs and the GLO appealed the ruling to the Texas Court of Appeals which affirmed in part, and reversed in part, the trial court’s ruling. The parties have petitioned the Supreme Court of Texas for review of the Court of Appeals’ decision. The plaintiffs’ and GLO’s claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On July 15, 2013, James Hart and 15 other named plaintiffs filed an amended complaint in the United States District Court for the District of Kansas (the “Kansas District Court”) in an action undertaken individually and on behalf of others similarly situated against the Company and certain subsidiaries. Plaintiffs allege that the defendants failed to properly calculate overtime pay for the plaintiffs and for other similarly situated current and former employees. The plaintiffs further allege that the defendants required the plaintiffs and other similarly situated current and former employees to engage in work-related activities without pay. On May 27, 2015, the parties reached an agreement in principle to settle this lawsuit. Pursuant to such agreement, the Company agreed to establish a settlement fund from which to pay participating plaintiffs’ claims as well as plaintiffs’ attorneys’ fees. During 2015, the Company established a $5.1 million reserve for this lawsuit. At the time of the commencement of the Chapter 11 Cases, the court had not granted final approval of the proposed settlement. The plaintiffs’ claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On November 18, 2015, Mickey Peck filed a collective action complaint in the United States District Court for the Western District of Oklahoma against the Company and SandRidge Operating Company for violations of the Fair Labor Standards Act. Plaintiff alleges that the Company improperly classified certain of its consultants as independent contractors rather than as employees and, therefore, improperly paid such consultants a day rate without paying any overtime compensation. On January 14, 2016, the court entered an order conditionally certifying the class and providing for notice. The plaintiffs’ claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On April 11, 2016, Public Justice, on behalf of the Sierra Club, filed a lawsuit against SandRidge Exploration and Production, LLC, among other defendants, in the United States District Court for the Western District of Oklahoma. Plaintiff seeks declaratory and injunctive relief under the citizen suit provision of the Resource Conservation and Recovery Act (“RCRA”) to enforce alleged violations of RCRA relating to earthquakes allegedly induced by the defendants’ injection and disposal into the ground of oil and gas production wastes. Plaintiff seeks an order preliminarily and permanently enjoining the defendants by ordering them to (i) substantially reduce the amounts of production wastes being injected into the ground, (ii) reinforce vulnerable structures that current forecasts show could be impacted by large magnitude earthquakes, and (iii) establish an independent earthquake monitoring center. The plaintiff’s claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On March 3, 2016, Brian Thieme filed a class action complaint in the United States District Court for the Western District of Oklahoma against the Company and the Company’s former CEO, Tom L. Ward, among other defendants. Plaintiff alleges that, commencing on or around December 27, 2007, and continuing until at least March 31, 2012, the defendants conspired to rig bids and depress the market for the purchases of oil and natural gas leasehold interests and properties containing producing oil and natural gas wells located in certain areas of Oklahoma, Texas, Colorado and Kansas, in violation of Sections 1 and 3 of the Sherman Antitrust Act. On April 15, 2016, the court consolidated the Thieme lawsuit under the caption “In re Anadarko Basin Oil and Gas Lease Antitrust Litigation” with eleven additional subsequently filed lawsuits alleging similar violations under the Sherman Antitrust Act and the Oklahoma Antitrust Reform Act. The plaintiffs’ claims are subject to an ongoing claims administration process in the Bankruptcy Court. The claims may be disallowed and receive no recovery under the Plan or, if subsequently allowed by a final and nonappealable order of the Bankruptcy Court, may receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

On February 4, 2015, the staff of the Securities and Exchange Commission (the “SEC”) Enforcement Division in Washington, D.C., notified the Company that it had commenced an informal inquiry concerning the Company’s accounting for, and disclosure of, its carbon dioxide delivery shortfall penalties under the terms of the Gas Treating and CO2 Delivery Agreement, dated June 29, 2008, between SandRidge Exploration and Production, LLC, and Oxy USA Inc. Additionally, the Company received a letter from an attorney for a former employee at the Company (the “Former Employee”). In the letter, the attorney alleged, among other things, that the Former Employee had been terminated because he had objected to the levels of oil and gas reserves disclosed by the Company in its public filings. Over 85% of such reserves were calculated by an independent petroleum engineering firm. The Audit Committee of the Company’s pre-emergence Board of Directors has retained an independent law firm to review the Former Employee’s allegations and the circumstances of the Former Employee’s termination. In addition, the Company reported the Former Employee’s allegations to the SEC staff, which thereafter issued two subpoenas to the Company relating to the Former

Employee’s allegations. Counsel for the Audit Committee is responding to both of these subpoenas. During the course of the above inquiries, the SEC issued a subpoena to the Company seeking documents relating to employment-related agreements between the Company and certain employees. The Company is cooperating with this inquiry and, after discussion with the staff, the Company sent corrective letters to certain current and former employees who had entered into agreements containing language that may have been inconsistent with SEC rules prohibiting a company from impeding an individual from communicating directly with the SEC about possible securities law violations. The Company also updated its Code of Conduct and other relevant policies. On June 16, 2016, the SEC filed a proof of claim in the Company’s Chapter 11 Cases in the amount of $1.2 million as a result of the SEC staff’s inquiry concerning employment-related agreements. The Company continues to cooperate with the above inquiries and counsel for the Company is in discussions with the SEC in an effort to resolve the Company’s liability regarding these inquiries. The Company has established a $1.4 million reserve for this matter. Any claims that are ultimately paid would receive only the partial recovery from the GUC Pool to which general unsecured claims are entitled under the Plan.

Claims Released or Discharged Under the Plan

Upon effectiveness of the Plan and pursuant to the terms of the Plan, the following claims were either released or discharged without recovery.

Between December 2012 and March 2013, seven shareholder derivative actions were filed in federal and state court in Oklahoma on behalf of the Company and against the Company’s former directors, among other defendants. All seven lawsuits assert generally that the defendants breached their fiduciary duties, mismanaged the Company, wasted corporate assets, and engaged in, facilitated or approved self-dealing transactions in breach of their fiduciary obligations. On April 10, 2013, the United States District Court for the Western District of Oklahoma consolidated the five federal derivative actions (the “Federal Shareholder Derivative Litigation”) under the caption “In re SandRidge Energy, Inc. Shareholder Derivative Litigation.” On October 7, 2015, the derivative plaintiffs in the Federal Shareholder Derivative Litigation, a Special Litigation Committee of the pre-emergence Board (“SLC”) who investigated the plaintiffs’ claims, and the individual defendants executed a Stipulation of Settlement which resulted in a partial settlement of all claims against the individual defendants. Under the terms of the settlement, the insurers for the individual defendants paid $38.0 million to an escrow fund to be used to pay expenses arising from pending securities litigation and, to the extent funds remain after paying such expenses, such remaining funds would be paid to the Company without any further restrictions on the Company’s use of such funds. On March 31, 2016, the derivative plaintiffs in the Federal Shareholder Derivative Litigation, the SLC, and the remaining defendants, WCT Resources, L.L.C., 192 Investments, L.L.C., and TLW Land & Cattle, L.P., executed a Stipulation of Settlement, to resolve the remaining claims in the Federal Shareholder Derivative Litigation. At the time of the commencement of the Chapter 11 Cases, the court had not granted final approval of the proposed settlement. Upon the effectiveness of the Plan, the derivative claims held by the Company against the Company’s former directors arising before the effective date of the Plan were released.

On December 5, 2012, James Glitz and Rodger A. Thornberry filed a class action complaint in the United States District Court for the Western District of Oklahoma asserting federal securities law claims against the Company and certain current and former officers of the Company. On January 4, 2013, Louis Carbone filed a substantially similar class action complaint in the same court and against the same defendants. On March 6, 2013, the court consolidated these two actions under the caption “In re SandRidge Energy, Inc. Securities Litigation.” On July 30, 2013, plaintiffs filed a consolidated amended complaint asserting federal securities law claims against the Company, certain of its current and former officers, and the Company’s former directors, among other defendants, on behalf of certain purchasers of the Company’s common stock and certain purchasers of common units of the Mississippian Trust I and the Mississippian Trust II (together with the Mississippian Trust I, the “Mississippian Trusts”). On May 11, 2015, the court dismissed without prejudice plaintiffs’ claims against the Mississippian Trusts and the underwriter defendants. On August 27, 2015, the court dismissed without prejudice plaintiffs’ claims against the Company and the individual defendants. The plaintiffs subsequently filed a second consolidated amended complaint naming as defendants the Company and certain of its current and former officers. Upon the effectiveness of the Plan, the plaintiffs’ claims against the Company were discharged without recovery under the Plan.

On June 9, 2015, the Duane & Virginia Lanier Trust filed a class action complaint in the United States District Court for the Western District of Oklahoma against the Company, certain of its current and former officers, and the Company’s former directors, among other defendants, on behalf of certain purchasers of common units of the Mississippian Trust I and Mississippian Trust II. Each of the Mississippian Trusts has requested that the Company indemnify it for any losses it may incur in connection with this lawsuit. Upon the effectiveness of the Plan, the plaintiff’s claims against the Company were discharged without recovery under the Plan.

On July 30, 2015, Barton Gernandt, Jr., filed a class action complaint in the United States District Court for the Western District of Oklahoma against the Company, certain of its current and former officers, and the Company’s former directors, among other defendants, on behalf of certain participants in, or beneficiaries of, the SandRidge Energy, Inc. 401(k) Plan (the “401(k) Plan”) at any time between August 2, 2012, and the present, and whose 401(k) Plan accounts included investments in the Company’s common stock. The plaintiff’s claims are based on allegations that the defendants breached their fiduciary duties owed to the 401(k) Plan and to the 401(k) Plan participants by allowing the investment of the 401(k) Plan’s assets in the Company’s common stock. On September 10, 2015, the court consolidated the Gernandt lawsuit with two additional subsequently filed lawsuits alleging similar ERISA violations, and the plaintiffs subsequently filed a consolidated class action complaint. Upon the effectiveness of the Plan, the plaintiffs’ claims against the Company were discharged without recovery under the Plan.

Post-Emergence Claims

On October 14, 2016, Lisa West and Stormy Hopson filed a class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Exploration and Production, LLC, among other defendants. In their complaint, plaintiffs assert various tort claims seeking relief for damages allegedly incurred by the plaintiffs and the proposed class for injury to property and for the purchase of insurance policies allegedly needed by the plaintiffs and the proposed class for seismic activity allegedly caused by the defendants’ operation of wastewater disposal wells.

In addition to the litigation and other matters described above, the Company is a defendant in lawsuits from time to time in the normal course of business.

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2015 Form 10-K.

The Company’s historical financial information may not be indicative of future financial performance.

The Company’s capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that apply to the Company upon the effective date of a plan of reorganization, assets and liabilities were adjusted to fair values and the Company’s accumulated deficit was restated to zero. Accordingly, because fresh-start reporting rules apply, the Company’s financial condition and results of operations following emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in the Company’s historical financial statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
July 1, 2016 — July 31, 2016	81,203	$0.02	N/A	N/A
August 1, 2016 — August 31, 2016	75,923	$0.01	N/A	N/A
September 1, 2016 — September 30, 2016	32,493	$0.03	N/A	N/A
Total	189,619		—
____________________

(1)
Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its senior credit facility, its Senior Secured Notes and its Unsecured Notes. Under the Bankruptcy Code, the creditors under these debt agreements were stayed from taking any action against the Company as a result of an event of default. See “Note 6 - Debt” and “Note 1 - Chapter 11 Proceedings” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details about the principal and interest amounts of debt included in liabilities subject to compromise on the accompanying unaudited condensed consolidated balance sheet at September 30, 2016 and the Company’s Bankruptcy Petitions and the Chapter 11 Cases.

Under the terms of the 7.0% convertible perpetual preferred stock and the 8.5% convertible perpetual preferred stock, the Company may defer payments of its cumulative semi-annual dividends. The Company exercised its contractual right to defer regularly scheduled semi-annual payments of dividends on its preferred stock beginning with the November 2015 semi-annual dividend payment for the 7.0% convertible perpetual preferred stock and the February 2016 semi-annual dividend payment for the 8.5% convertible perpetual preferred stock, and therefore had dividend payments in arrears of $21.0 million and $11.3 million on the 7.0% convertible perpetual preferred stock and the 8.5% convertible perpetual preferred stock, respectively as of September 30, 2016. No dividends were accrued on the Company’s convertible perpetual preferred stock subsequent to the Chapter 11 petition filing date. See “Note 1 - Chapter 11 Proceedings” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for treatment of the convertible perpetual preferred stock under the Plan of Reorganization and the Chapter 11 Cases.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Julian Bott
Julian Bott Executive Vice President and Chief Financial Officer
Date: November 8, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*