Form 10-Q
period 2017-03-31
SANDRIDGE ENERGY INC
filed 2017-05-10
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
__________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 4, 2017 was 35,854,248.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of SandRidge Mississippian Trust I, SandRidge Mississippian Trust II and SandRidge Permian Trust (collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations and financial performance and condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC.
FORM 10-Q
Quarter Ended March 31, 2017

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$150,998	$121,231
Restricted cash - collateral	—	50,000
Restricted cash - other	2,841	2,840
Accounts receivable, net	56,711	74,097
Derivative contracts	1,212	—
Prepaid expenses	3,684	5,375
Other current assets	11,952	3,633
Total current assets	227,398	257,176
Oil and natural gas properties, using full cost method of accounting
Proved	882,946	840,201
Unproved	110,941	74,937
Less: accumulated depreciation, depletion and impairment	(377,280)	(353,030)
	616,607	562,108
Other property, plant and equipment, net	245,818	255,824
Derivative contracts	5,441	—
Other assets	1,933	6,284
Total assets	$1,097,197	$1,081,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) - Continued
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$105,939	$116,517
Derivative contracts	1,545	27,538
Asset retirement obligations	67,015	66,154
Other current liabilities	7,167	3,497
Total current liabilities	181,666	213,706
Long-term debt	37,516	305,308
Derivative contracts	—	2,176
Asset retirement obligations	41,364	40,327
Other long-term obligations	1,742	6,958
Total liabilities	262,288	568,475
Commitments and contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,855 issued and outstanding at March 31, 2017 and 21,042 issued and 19,635 outstanding at December 31, 2016	34	20
Warrants	88,381	88,381
Additional paid-in capital	1,029,668	758,498
Accumulated deficit	(283,174)	(333,982)
Total stockholders’ equity	834,909	512,917
Total liabilities and stockholders’ equity	$1,097,197	$1,081,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues
Oil, natural gas and NGL	$98,149	$84,375
Other	201	5,957
Total revenues	98,350	90,332
Expenses
Production	25,023	47,282
Production taxes	3,176	1,708
Depreciation and depletion—oil and natural gas	24,571	32,326
Depreciation and amortization—other	3,837	6,835
Accretion of asset retirement obligations	2,409	1,588
Impairment	2,531	110,114
General and administrative	19,938	74,278
Gain on derivative contracts	(34,183)	(2,808)
Loss on settlement of contract	—	89,092
Other operating expense	268	3,472
Total expenses	47,570	363,887
Income (loss) from operations	50,780	(273,555)
Other (expense) income
Interest expense	(939)	(81,151)
Gain on extinguishment of debt	—	41,331
Other income, net	970	153
Total other income (expense)	31	(39,667)
Income (loss) before income taxes	50,811	(313,222)
Income tax expense	3	4
Net income (loss)	50,808	(313,226)
Preferred stock dividends	—	10,881
Income available (loss applicable) to SandRidge Energy, Inc. common stockholders	$50,808	$(324,107)
Earnings (loss) per share
Basic	$1.90	$(0.47)
Diluted	$1.90	$(0.47)
Weighted average number of common shares outstanding
Basic	26,801	689,784
Diluted	26,801	689,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Three Months Ended March 31, 2017
Balance at December 31, 2016	19,635	$20	6,442	$88,381	$758,498	$—	$(333,982)	$512,917
Issuance of stock awards, net of cancellations	1,892	—	—	—	—	—	—	—
Common stock issued for debt	14,328	14	—	—	268,765	—	—	268,779
Stock-based compensation	—	—	—	—	3,829	—	—	3,829
Purchase of treasury stock	—	—	—	—	—	(1,424)	—	(1,424)
Retirement of treasury stock	—	—	—	—	(1,424)	1,424	—	—
Net income	—	—	—	—	—	—	50,808	50,808
Balance at March 31, 2017	35,855	$34	6,442	$88,381	$1,029,668	$—	$(283,174)	$834,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$50,808	$(313,226)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	—	16,701
Depreciation, depletion and amortization	28,408	39,161
Accretion of asset retirement obligations	2,409	1,588
Impairment	2,531	110,114
Debt issuance costs amortization	78	3,350
Amortization of premiums and discounts on debt	(75)	2,013
Gain on extinguishment of debt	—	(41,331)
Gain on debt derivatives	—	(1,324)
Cash paid for early conversion of convertible notes	—	(33,452)
Gain on derivative contracts	(34,183)	(2,808)
Cash (paid) received on settlement of derivative contracts	(638)	25,536
Loss on settlement of contract	—	89,092
Cash paid on settlement of contract	—	(11,000)
Stock-based compensation	3,261	6,753
Other	360	(1,791)
Changes in operating assets and liabilities	11,277	(52,020)
Net cash provided by (used in) operating activities	64,236	(162,644)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(43,686)	(70,546)
Acquisition of assets	(48,073)	(95)
Proceeds from sale of assets	10,203	3,172
Net cash used in investing activities	(81,556)	(67,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	488,900
Debt issuance costs	(1,488)	(296)
Purchase of treasury stock	(1,424)	(37)
Net cash (used in) provided by financing activities	(2,912)	488,567
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(20,232)	258,454
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	174,071	435,588
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$153,839	$694,042
Supplemental Disclosure of Noncash Investing and Financing Activities
Cumulative effect of adoption of ASU 2015-02	$—	$(247,566)
Property, plant and equipment transferred in settlement of contract	$—	$(215,635)
Change in accrued capital expenditures	$2,954	$17,065
Equity issued for debt	$(268,779)	$(4,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas exploration and production company headquartered in Oklahoma City, Oklahoma with its principal focus on developing high-return, growth-oriented projects in the U.S. Mid-Continent and Niobrara Shale.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries, including its proportionate share of the Royalty Trusts. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements. The unaudited condensed consolidated financial statements as of December 31, 2016 have been derived from and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 2016 Form 10-K. The unaudited condensed consolidated financial statements were also prepared in accordance with the accounting policies stated in the audited consolidated financial statements contained in the 2016 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the information in the Company’s unaudited condensed consolidated financial statements.

On May 16, 2016, the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court confirmed the Debtors’ joint plan of reorganization (the “Plan”) on September 9, 2016, and the Debtors’ subsequently emerged from bankruptcy on October 4, 2016 (the “Emergence Date”).

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

The Company elected to apply fresh start accounting effective October 1, 2016, to coincide with the timing of its normal fourth quarter reporting period, which resulted in SandRidge becoming a new entity for financial reporting purposes. The Company evaluated and concluded that events between October 1, 2016 and October 4, 2016 were immaterial and use of an accounting convenience date of October 1, 2016 was appropriate. As such, fresh start accounting is reflected in the consolidated balance sheet as of December 31, 2016. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after October 1, 2016 will not be comparable with the financial statements prior to that date. References to the “Successor” or the “Successor Company” relate to SandRidge subsequent to October 1, 2016. References to the “Predecessor” or “Predecessor Company” refer to SandRidge on and prior to October 1, 2016.

Significant Accounting Policies. For a description of the Company’s significant accounting policies, see Note 3 of the consolidated financial statements included in the 2016 Form 10-K as well as the items noted below.

Reclassifications. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications have no effect on the Company’s previously reported results of operations.

Use of Estimates. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Recent Accounting Pronouncements Not Yet Adopted. The Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company, with early adoption permitted in 2017. The ASU must be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. The Company plans to adopt the ASU on January 1, 2018 using the modified retrospective transition method. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

The FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for the Company on January 1, 2019. Early adoption is permitted. The Company does not plan to early adopt and is currently evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” with the objective of reducing the existing diversity in practice of classification on certain cash receipts and payments in the statement of cash flows. The guidance requires adoption by application of a retrospective method to each period presented. The amendments are effective for the Company on January 1, 2018, with early adoption permitted. The Company plans to early adopt the ASU in its second quarter on April 1, 2017. The guidance will have no impact on the consolidated financial statements and related disclosures.

The FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory” which removes the prohibition in Accounting Standards Codification (“ASC”) 740 against the immediate recognition of current and deferred income tax effects of intraentity transfers of assets other than inventory. The amendments in this ASU are effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not plan to early adopt and is currently evaluating the effect that the guidance will have on its consolidated financial statements.

The FASB Issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. The ASU is effective for the Company on January 1, 2018 and amendments should be applied prospectively on and after January 1, 2018. The Company plans to early adopt the ASU in its second quarter on April 1, 2017. Due to the prospective nature of the ASU no disclosures are required upon transition.

The FASB Issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic: 610-20): Clarifying the Scope of Asset Derecognition Guidance and the Accounting for Partial Sales of Nonfinancial Assets,” which helps filers determine the guidance applicable for gain/loss recognition subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The amendments also clarify that the derecognition of all businesses except those related to conveyances of oil and gas rights or contracts with customers should be accounted for in accordance with the derecognition and deconsolidation guidance in Topic 810, Consolidation. The Company plans to adopt the ASU on January 1, 2018 using the modified retrospective transition method. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2. Acquisitions and Divestitures

Acquisition of Properties. On February 10, 2017, the Company acquired approximately 13,000 net acres in Woodward County, Oklahoma for approximately $47.6 million in cash, net of post-closing adjustments. Also included in the acquisition were working interests in four wells previously drilled on the acreage.

Divestiture of West Texas Overthrust Properties and Release from Treating Agreement. On January 21, 2016, the Predecessor Company paid $11.0 million in cash and transferred ownership of substantially all of its oil and natural gas properties and midstream assets located in the Piñon field in West Texas Overthrust (the “WTO”) to Occidental Petroleum Corporation (“Occidental”) and was released from all past, current and future claims and obligations under an existing 30 year treating agreement between the companies. As of the date of the transaction, the Predecessor Company had accrued approximately $111.9 million for penalties associated with shortfalls in meeting its delivery requirements under the agreement since it became effective in late 2012. The Predecessor Company recognized a loss of approximately $89.1 million on the termination of the treating agreement and the cease-use of transportation agreements that supported production from the Piñon field and reduced its asset retirement obligations associated with its oil and natural gas properties by $34.1 million.

3. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at March 31, 2017 and December 31, 2016. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment and related impairments, which are calculated using Level 3 inputs, are discussed in Note 4.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 1 and Level 2 of the hierarchy as of March 31, 2017 and December 31, 2016, as described below.

Level 1 Fair Value Measurements

Investments. The fair value of investments, consisting of assets attributable to the Company’s non-qualified deferred compensation plan, is based on quoted market prices. Investments of $6.1 million and $2.8 million are included in other current assets at March 31, 2017 and December 31, 2016, respectively, and investments of $4.8 million are included in other assets at December 31, 2016 in the unaudited condensed consolidated balance sheets.

Level 2 Fair Value Measurements

Commodity Derivative Contracts. The fair values of the Company’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets. Fair value is determined through the use of a discounted cash flow model or option pricing model using the applicable inputs discussed above. The Company applies a weighted average credit default risk

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

rating factor for its counterparties or gives effect to its credit default risk rating, as applicable, in determining the fair value of these derivative contracts. Credit default risk ratings are based on current published credit default swap rates.

Level 3 Fair Value Measurements

Debt Holder Conversion Feature. The Predecessor Company’s 8.125% Convertible Senior Notes due 2022 and 7.5% Convertible Senior Notes due 2023 (collectively, the “Convertible Senior Unsecured Notes”) each contained a conversion option whereby, prior to Chapter 11 filings, the Convertible Senior Unsecured Notes holders had the option to convert the notes into shares of Predecessor Company common stock. These conversion features were identified as embedded derivatives that met the criteria to be bifurcated from their host contracts and accounted for separately from the Convertible Senior Unsecured Notes.

The fair values of the holder conversion features were determined using a binomial lattice model based on certain assumptions including (i) the Predecessor Company’s stock price, (ii) risk-free rate, (iii) recovery rate, (iv) hazard rate and (v) expected volatility. The significant unobservable input used in the fair value measurement of the conversion features was the hazard rate, an estimate of default probability.

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

March 31, 2017

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$9,833	$—	$(3,180)	$6,653
Investments	6,124	—	—	—	6,124
	$6,124	$9,833	$—	$(3,180)	$12,777
Liabilities
Commodity derivative contracts	$—	$4,725	$—	$(3,180)	$1,545
	$—	$4,725	$—	$(3,180)	$1,545

December 31, 2016

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Investments	$7,541	$—	$—	$—	$7,541
	$7,541	$—	$—	$—	$7,541
Liabilities
Commodity derivative contracts	$—	$29,714	$—	$—	$29,714
	$—	$29,714	$—	$—	$29,714
____________________
(1)Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Level 3 - Debt Holder Conversion Feature. The table below sets forth a reconciliation of the Predecessor Company’s Level 3 fair value measurements for debt holder conversion features (in thousands):

Three Months Ended March 31, 2016
Beginning balance	$29,355
Gain on derivative holder conversion feature	(880)
Conversions	(21,194)
Ending balance	$7,281

Prior to commencement of the Chapter 11 Proceedings, the fair value of the conversion features were determined quarterly with changes in fair value recorded as interest expense.

Transfers. The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three-month periods ended March 31, 2017 and 2016, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Financial Instruments - Long-Term Debt

The Company measured the fair value of its non-interest bearing 0.00% Convertible Senior Subordinated Notes due 2020, (the “Convertible Notes”) using pricing that was readily available in the public market. The Company measured the fair value of its $35.0 million initial principal note, as amended in February 2017, which is secured by first priority mortgages on the Company’s real estate in Oklahoma City, Oklahoma (the “Building Note”) using a discounted cash flow analysis. The Company classifies these inputs as Level 2 in the fair value hierarchy. The estimated fair values and carrying values of the Company’s long-term debt are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Notes	$—	$—	$334,800	$268,780
Building Note	$40,301	$37,516	$40,608	$36,528

See Note 5 for additional discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Oil and natural gas properties
Proved	$882,946	$840,201
Unproved	110,941	74,937
Total oil and natural gas properties	993,887	915,138
Less accumulated depreciation, depletion and impairment	(377,280)	(353,030)
Net oil and natural gas properties capitalized costs	616,607	562,108
Land	5,200	5,100
Non-oil and natural gas equipment	159,178	166,010
Buildings and structures	88,503	88,603
Total	252,881	259,713
Less accumulated depreciation and amortization	(7,063)	(3,889)
Other property, plant and equipment, net	245,818	255,824
Total property, plant and equipment, net	$862,425	$817,932

The Company recorded an impairment on its oil and natural gas properties of $108.4 million during the three-month period ended March 31, 2016 as a result of its quarterly full cost ceiling analysis.

At March 31, 2017, the Company classified its remaining drilling and oilfield services assets as held for sale in the other current assets line of the unaudited condensed consolidated balance sheet. The net realizable value of the assets was determined to be $4.4 million based on expected sales prices obtained from a third party. The carrying value of these assets exceeded the net realizable value by $2.5 million, resulting in an impairment for the three-month period ended March 31, 2017. The Company expects to dispose of these assets prior to the fourth quarter of 2017.

Drilling Carry Commitments. Under the terms of an agreement with Repsol E&P USA, Inc. (“Repsol”), the Predecessor Company had agreed to carry Repsol’s drilling and completion costs totaling up to approximately $31.0 million for wells drilled in an area of mutual interest. The Predecessor Company incurred $5.2 million toward this obligation during the three-month period ended March 31, 2016. Repsol filed a bankruptcy claim for this commitment, which was settled by the Company in the fourth quarter of 2016 for approximately $1.2 million. The Company was released from the remaining obligation by the Bankruptcy Court in conjunction with its bankruptcy proceedings.

5. Long-Term Debt

Credit Facility. On February 10, 2017, the $425.0 million reserve-based revolving credit facility (the “First Lien Exit Facility”) was refinanced and replaced by a new $600.0 million credit facility (the “Credit Facility”). The initial borrowing base under the Credit Facility is $425.0 million and the next borrowing base redetermination is scheduled for October 1, 2017, followed by semiannual borrowing base redeterminations thereafter. The outstanding borrowings under the Credit Facility bear interest based on a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum, or (b) the base rate plus an applicable margin that varies from 2.00% to 3.00% per annum. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the Credit Facility. The Company has the right to prepay loans under the Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans. Upon refinancing of the First Lien Exit Facility, $50.0 million maintained in a cash collateral account, as required by the terms of the First Lien Exit Facility, was released to the Company.

The Credit Facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 valuation of all proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of substantially all of

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

the capital stock owned by each credit party and equity interests in the Royalty Trusts that are owned by a credit party and (iii) a first-priority perfected security interest in substantially all the cash, cash equivalents, deposits, securities and other similar accounts, and other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).

The Credit Facility requires the Company to, commencing with the first full quarter ending after the effective date of the refinancing, maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. Such financial covenants are subject to customary cure rights.

The Credit Facility contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.

The Credit Facility includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving a liability of $25.0 million or more that are not paid; and ERISA events. Many events of default are subject to customary notice and cure periods.

The Company had no amounts outstanding under the Credit Facility at March 31, 2017 and $8.0 million in outstanding letters of credit, which reduce availability under the Credit Facility on a dollar-for-dollar basis.

First Lien Exit Facility. On the Emergence Date, the Company entered into the First Lien Exit Facility with the lenders party thereto and Royal Bank of Canada, as administrative agent and issuing lender.

The initial borrowing base under the First Lien Exit Facility was $425.0 million. The First Lien Exit Facility was set to mature on February 4, 2020. The outstanding borrowings under the First Lien Exit Facility bore interest at a rate equal to, at the option of the Company, either (a) a base rate plus an applicable rate of 3.75% per annum or (b) LIBOR plus 4.75% per annum, subject to a 1.00% LIBOR floor. Interest on base rate borrowings was payable quarterly in arrears and interest on LIBOR borrowings was payable every one, two, three or six months, at the election of the Company. Quarterly, the Company was committed to pay fees assessed at annual rates of 0.50% on any available portion of the First Lien Exit Facility. The Company had the right to prepay loans under the First Lien Exit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.

The First Lien Exit Facility contained certain financial covenants and customary affirmative and negative covenants, which the Company was in compliance with through the date it was refinanced.

Convertible Notes. On the Emergence Date, pursuant to the terms of the Plan, the Company issued approximately $281.8 million principal amount of Convertible Notes, which did not bear regular interest and were set to mature and mandatorily convert into shares of common stock in the Successor Company (the “Common Stock”) on October 4, 2020, unless repurchased, redeemed or converted prior to that date. The Convertible Notes were recorded at fair value of $445.7 million upon implementation of fresh start accounting. As the associated premium of $163.9 million was deemed significant to the principal amount of the Convertible Notes, it was recorded in additional paid in capital in the unaudited condensed consolidated balance sheet at December 31, 2016. The Company’s obligations pursuant to the Convertible Notes were fully and unconditionally guaranteed, jointly and severally, by each of the guarantors of the First Lien Exit Facility.

The Convertible Notes were initially convertible at a conversion rate of 0.05330841 shares of Common Stock per $1.00 principal amount of Convertible Notes, which represented, in the aggregate, approximately 15.0 million shares of common stock. The conversion rate for the Convertible Notes was subject to customary anti-dilution adjustments.

The Convertible Notes were convertible at the option of the holders at any time up to, and including, the business day immediately preceding the maturity date. Between the Emergence Date and December 31, 2016, approximately $13.0 million in

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

aggregate principal amount of the Convertible Notes was converted into approximately 0.7 million shares of Common Stock following delivery of voluntary conversion notices by the holders of those Convertible Notes. Additionally, during the period from January 1, 2017 to February 9, 2017, approximately $5.1 million in aggregate principal amount of the Convertible Notes was converted into approximately 0.3 million shares of Common Stock following delivery of voluntary conversion notices by the holders of those Convertible Notes. The remaining $263.7 million par value of outstanding Convertible Notes mandatorily converted upon the refinancing of the First Lien Exit Facility on February 10, 2017 after the determination by the Successor Company’s board of directors in good faith that: (a) such refinancing provided for terms that are materially more favorable to the Company and (b) the causing of a conversion was not the primary purpose of such refinancing. The Company issued 14.1 million shares of Common Stock to holders of the remaining outstanding Convertible Notes upon their mandatory conversion.

Building Note. On the Emergence Date, the Company entered into the Building Note, which had an initial principal amount of $35.0 million. The Building Note was recorded at fair value of $36.6 million upon implementation of fresh start accounting. Interest is payable on the Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest is payable in kind from the Emergence Date through May 11, 2017, the date that is 90 days after the refinancing of the First Lien Exit Facility, and thereafter in cash. The Building Note matures on October 2, 2021 and became prepayable in whole or in part without premium or penalty upon the refinancing of the First Lien Exit Facility. On the Emergence Date, pursuant to the Plan, certain holders of the 8.75% Senior Notes due 2020, 7.5% Senior Notes due 2021, 8.125% Senior Notes due 2022, and 7.5% Senior Notes due 2023 (collectively, the “Senior Unsecured Notes”) purchased the Building Note for $26.8 million in cash, net of certain fees and expenses. Proceeds received from the Building Note were subsequently remitted to unsecured creditors on the Emergence Date in accordance with the Plan.

6. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Cash settlements and valuation gains and losses on commodity derivative contracts are included in gain on derivative contracts in the unaudited condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly or quarterly basis. At March 31, 2017, the Company’s commodity derivative contracts consisted of fixed price swaps under which the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The Company recorded gains on commodity derivative contracts of $34.2 million and $2.8 million for the three-month periods ended March 31, 2017 and 2016, respectively, which include net cash payments (receipts) upon settlement of $0.6 million and $(25.5) million, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of March 31, 2017, the counterparties to the Company’s open commodity derivative contracts consisted of six financial institutions, all of which are also lenders under the Company’s Credit Facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s Credit Facility. The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the Credit Facility as of March 31, 2017 and the First Lien Exit Facility as of December 31, 2016 (in thousands):

March 31, 2017

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$4,392	$(3,180)	$1,212	$—	$1,212
Derivative contracts - noncurrent	5,441	—	5,441	—	5,441
Total	$9,833	$(3,180)	$6,653	$—	$6,653
Liabilities
Derivative contracts - current	$4,725	$(3,180)	$1,545	$(1,545)	$—
Total	$4,725	$(3,180)	$1,545	$(1,545)	$—

December 31, 2016

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$27,538	$—	$27,538	$(27,538)	$—
Derivative contracts - noncurrent	2,176	—	2,176	(2,176)	—
Total	$29,714	$—	$29,714	$(29,714)	$—

At March 31, 2017, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2017 - December 2017	2,475	$52.24
January 2018 - December 2018	1,825	$55.34

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2017 - December 2017	24,750	$3.20
January 2018 - December 2018	5,450	$3.24

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of March 31, 2017 and December 31, 2016 on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	March 31, 2017	December 31, 2016
Derivative assets
Oil price swaps	Derivative contracts-current	$4,392	$—
Oil price swaps	Derivative contracts-noncurrent	4,792	—
Natural gas price swaps	Derivative contracts-noncurrent	649	—
Derivative liabilities
Oil price swaps	Derivative contracts-current	(1,613)	(13,395)
Natural gas price swaps	Derivative contracts-current	(3,112)	(14,143)
Oil price swaps	Derivative contracts-noncurrent	—	(2,105)
Natural gas price swaps	Derivative contracts-noncurrent	—	(71)
Total net derivative contracts		$5,108	$(29,714)

See Note 3 for additional discussion of the fair value measurement of the Company’s derivative contracts.

7. Commitments and Contingencies

Legal Proceedings. On October 14, 2016, Lisa West and Stormy Hopson filed a class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Exploration and Production, LLC, among other defendants. In their complaint, plaintiffs assert various tort claims seeking relief for damages allegedly incurred by the plaintiffs and the proposed class for injury to property and for the purchase of insurance policies allegedly needed by the plaintiffs and the proposed class for seismic activity allegedly caused by the defendants’ operation of wastewater disposal wells. An estimate of reasonably probable losses associated with this action cannot be made at this time. The Company has not established any reserves relating to this action.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business.

Restricted cash - other included on the unaudited condensed consolidated balance sheets at March 31, 2017 and December 31, 2017 is the cash portion of consideration set aside for future settlement of general unsecured claims related to the Chapter 11 proceedings in accordance with the Plan. The corresponding liability for future cash settlements of general unsecured claims is included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

Risks and Uncertainties. The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Company enters into commodity derivative arrangements in order to mitigate a portion of the effect of this price volatility on the Company’s cash flows. See Note 6 for the Company’s open oil and natural gas derivative contracts.

The Company historically has depended on cash flows from operating activities and, as necessary, borrowings under its Credit Facility to fund its capital expenditures. Based on its cash balances, cash flows from operating activities and net borrowing availability under the Credit Facility, the Company expects to be able to fund its planned capital expenditures budget, debt service requirements and working capital needs for 2017; however, if oil or natural gas prices decline from current levels, they could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8. Equity

Common Stock. On the Emergence Date, the previously issued Predecessor Company common stock was canceled and an aggregate of approximately 18.9 million shares of Common Stock, par value $0.001 per share, was issued to the holders of allowed claims, as defined in the Plan, and approximately 0.4 million shares of Common Stock were reserved for future distributions under the Plan. Additionally, from the Emergence Date through February 9, 2017 voluntary conversions of Convertible Notes resulted in the issuance of approximately 1.0 million shares of Common Stock. The remaining balance of Convertible Notes converted to 14.1 million shares of Common Stock upon refinancing the First Lien Exit Facility. See Note 5 for further discussion of the Convertible Notes.

Warrants. On the Emergence Date, the Company issued approximately 4.9 million Series A Warrants, 4.5 million of which were issued immediately upon emergence and 2.1 million Series B Warrants, 1.9 million of which were issued immediately upon emergence (the “Warrants”), that were initially exercisable for one share of the Common Stock per Warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the Warrants, to certain holders of general unsecured claims as defined in the Plan. The Warrants are exercisable from the Emergence Date until October 4, 2022. The Warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

Predecessor Company Preferred Stock Dividends. In the first quarter of 2016, prior to the February semi-annual dividend payment date, the Predecessor Company announced the suspension of the semi-annual dividend on its 8.5% convertible perpetual preferred stock. At March 31, 2016, the Company had dividends in arrears of $11.3 million and $10.5 million on its 8.5% and 7.0% convertible perpetual preferred stock, respectively.

Paid and unpaid dividends included in the calculation of loss applicable to the Predecessor Company’s common stockholders and the Predecessor Company’s basic loss per share calculation for the three-month period ended March 31, 2016 are presented in the unaudited condensed consolidated statement of operations. All outstanding shares of the Predecessor Company's 8.5% and 7.0% preferred stock were canceled upon Emergence from Chapter 11. See Note 10 for discussion of the Company’s earnings (loss) per share calculation.

9. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Current
Federal	$—	$—
State	3	4
Total provision	$3	$4

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at March 31, 2017. Thus, the Company’s effective tax rate and tax expense for the three-month period ended March 31, 2017 continue to be low.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions the Company experienced an ownership change within the meaning of IRC Section 382

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

on October 4, 2016. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the October 4, 2016 ownership change on its tax attributes. Upon filing its 2016 U.S. Federal income tax return, the Company plans to elect an available alternative that does not subject existing tax attributes to an IRC Section 382 limitation. The Company continues to monitor owner shifts that could result in the Company experiencing another ownership change. Should an additional ownership change become likely to occur prior to filing its 2016 U.S. Federal income tax return, the Company will evaluate the remaining available alternative which would likely result in the Company experiencing a limitation that subjects existing tax attributes at emergence to an IRC Section 382 limitation, which could result in some or all of the net operating loss carryforwards expiring unused.

At both March 31, 2017 and December 31, 2016, the Company had a liability of approximately $0.1 million for unrecognized tax benefits. The Company expects to reduce the existing liability for unrecognized tax benefits as a result of a lapse in the statute of limitations within the next twelve months.

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

10. Earnings (Loss) per Share

A discussed in Note 8, on the Emergence Date, the Predecessor Company’s then-authorized common stock was canceled and the new Common Stock and Warrants were issued.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted income (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Three Months Ended March 31, 2017 (Successor)
Basic earnings per share	$50,808	26,801	$1.90
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Diluted earnings per share	$50,808	26,801	$1.90

Three Months Ended March 31, 2016 (Predecessor)
Basic loss per share	$(324,107)	689,784	$(0.47)
Effect of dilutive securities
Restricted stock and units(2)	—	—
Convertible preferred stock(3)	—	—
Convertible senior unsecured notes(4)	—	—
Diluted loss per share	$(324,107)	689,784	$(0.47)
____________________

(1)
No incremental shares of potentially dilutive restricted stock awards or performance share units were included for the three-month period ended March 31, 2017 as their effect was antidilutive under the treasury stock method.

(2)
No incremental shares of potentially dilutive restricted stock awards or units were included for the three-month period ended March 31, 2016 as their effect was antidilutive under the treasury stock method.

(3)
Potential common shares related to the Predecessor Company’s outstanding 8.5% and 7.0% convertible perpetual preferred stock covering 67.6 million shares for the three-month period ended March 31, 2016, were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

(4)
Potential common shares related to the Predecessor Company’s outstanding 8.125% and 7.5% Convertible Senior Unsecured Notes covering 38.5 million and 19.8 million shares for the three-month period ended March 31, 2016, respectively, were excluded from the computation of loss per share because their effect would have been antidilutive under the if-converted method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Share and Incentive-Based Compensation

Successor Share-Based Compensation

Omnibus Incentive Plan. Upon the Company’s emergence from bankruptcy, the Predecessor's share-based compensation awards were canceled and pursuant to terms of the Plan, the SandRidge Energy, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) became effective.

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of Common Stock, as well as certain cash-based awards. At March 31, 2017, the Company had restricted stock awards, performance share units and performance units outstanding under the Omnibus Incentive Plan.

Restricted Stock Awards. The Successor Company’s restricted stock awards are valued based upon the market value of the Company’s Common Stock on the date of grant. During October 2016, awards for approximately 1.4 million shares of restricted stock awards were granted under the Omnibus Incentive Plan. These restricted shares will vest over a three-year period. In February 2017, awards for approximately 0.6 million shares were granted, which will vest over approximately a 2.5 year period. The Successor Company recognized share-based compensation expense related to its restricted stock awards of $3.6 million, net of $0.5 million capitalized, for the three-month period ended March 31, 2017. The following table presents a summary of the Successor Company’s unvested restricted stock awards.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2016	1,407	$24.32
Granted	603	$20.21
Vested	(177)	$24.32
Forfeited / Canceled	(55)	$23.81
Unvested restricted shares outstanding at March 31, 2017	1,778	$22.94

As of March 31, 2017, the Successor Company’s unrecognized compensation cost related to unvested restricted stock awards was $35.2 million. The remaining weighted-average contractual period over which this compensation cost may be recognized is 2.5 years. The Successor Company’s restricted stock awards are equity-classified awards.

Performance Share Units. In February 2017, the Company granted performance share units which vest upon completion of the performance period of January 1, 2017 through June 30, 2019 and will be settled in Common Stock, up to a maximum of approximately 0.4 million shares of Common Stock, provided the required performance measures are met. The shares are valued based on one share of the Company Common Stock per performance share unit as awarded based on the Company performance relative to performance and market conditions. The Company’s performance share units are equity-classified awards. There was no significant activity related to the Company’s outstanding unvested performance share units during the three-month period ended March 31, 2017.

Successor Incentive-Based Compensation

Performance Units. In October 2016, the Company granted performance units which will vest over a three-year period and will be settled in cash, provided the required performance measures are met. The performance units were issued at a value of $100 each and the value at vesting will be determined by the annual scorecard final score. The Company’s performance units are liability-classified awards. There was no significant activity related to the Company’s outstanding unvested performance units during the three-month period ended March 31, 2017.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Predecessor Share-Based Compensation

Restricted Common Stock Awards. The Predecessor Company’s restricted common stock awards generally vested over a four-year period, subject to certain conditions, and were valued based upon the market value of the Company’s common stock on the date of grant. For the three-month period ended March 31, 2016, the Company recognized share-based compensation expense of $7.4 million, net of $0.6 million capitalized, which included $5.3 million for the accelerated vesting of 1.3 million restricted common stock awards related to the Predecessor Company’s reduction in workforce during the first quarter of 2016. There was no significant activity related to the Predecessor Company’s then-outstanding performance units and performance share units during the three-month period ended March 31, 2016. The following table presents a summary of the Predecessor Company’s unvested restricted stock awards.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2015	5,626	$4.85
Granted	—	$—
Vested	(2,279)	$6.15
Forfeited / Canceled	(107)	$6.25
Unvested restricted shares outstanding at March 31, 2016	3,240	$3.89

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2016 Form 10-K. Our discussion and analysis includes the following subjects:

•	Overview;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Valuation Allowance.

The financial information with respect to the three-month periods ended March 31, 2017 and 2016, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

SandRidge Energy, Inc. is an oil and natural gas company with a principal focus on exploration and production activities in the Mid-Continent and Rockies regions of the United States.

Voluntary Reorganization Under Chapter 11

On May 16, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Debtors’ Chapter 11 Cases were consolidated for procedural purposes only and are jointly administered under the caption In re: SandRidge Energy Inc., et al. The Bankruptcy Court confirmed the Debtors’ joint plan of reorganization on September 9, 2016, and the Company subsequently emerged from bankruptcy on October 4, 2016.

Emergence from Voluntary Reorganization Under Chapter 11

The following significant transactions occurred upon our emergence from Chapter 11:

•
First Lien Credit Agreement. All outstanding obligations under the senior secured revolving credit facility (the “senior credit facility”) were canceled, and the $425.0 million First Lien Exit Facility was established. The First Lien Exit Facility was refinanced in February 2017 as discussed in “Liquidity and Capital Resources.”

•
Cash Collateral Account. We deposited $50.0 million of cash collateral in an account controlled by the administrative agent to the First Lien Exit Facility. This deposit was released to us in February 2017 in conjunction with the refinancing of the First Lien Exit Facility as discussed in “Liquidity and Capital Resources.”

•
Senior Secured Notes. All outstanding obligations under the 8.75% Senior Secured Notes due 2020 issued in June 2015 and the $78.0 million principal 8.75% Senior Secured Notes due 2020 issued to Piñon Gathering Company, LLC in October 2015, (collectively, the “Senior Secured Notes”) were canceled and exchanged for approximately 13.7 million of the 18.9 million shares of the Successor Company’s Common Stock, issued at emergence. Additionally, claims under the Senior Secured Notes received approximately $281.8 million principal value of Convertible Notes. The remaining principal outstanding on the Convertible Notes mandatorily converted into shares of Common Stock upon the refinancing of the First Lien Exit Facility in February 2017, as discussed in “Liquidity and Capital Resources.”

•
General Unsecured Claims. The Predecessor Company’s general unsecured claims, including the Senior Unsecured Notes and the Convertible Senior Unsecured Notes, became entitled to receive their proportionate share of (a) approximately $36.7 million in cash, (b) approximately 5.7 million shares of Common Stock, 5.2 million of which was issued immediately upon emergence, and (c) 4.9 million Series A Warrants and 2.1 million Series B Warrants. Approximately 4.5 million Series A Warrants and 1.9 million Series B Warrants were issued immediately upon emergence.

•
Building Note. The Building Note with a principal amount of $35.0 million ($36.6 million fair value on the Emergence Date), was issued and purchased on the Emergence Date for $26.8 million in cash, net of certain fees and expenses, by certain holders of the Senior Unsecured Notes. Proceeds received from the Building Note were subsequently remitted to unsecured creditors on the Emergence Date in accordance with the Plan.

•	Preferred and Common Stock. The Predecessor Company’s 7.0% and 8.5% convertible perpetual preferred stock and common stock were canceled and released under the Plan.

See “Note 5 - Debt” and “Note 8 - Equity” to the accompanying unaudited condensed consolidated financial statements for additional information on the transactions noted above.

Fresh Start Accounting. We elected to apply fresh start accounting effective October 1, 2016, to coincide with the timing of our normal fourth quarter reporting period, which resulted in SandRidge becoming a new entity for financial reporting purposes. In accordance with ASC 852, the reorganization value of the Successor Company was allocated to its individual assets based on their estimated fair values as of the Emergence Date. As such, fresh start accounting is reflected in the accompanying unaudited condensed consolidated balance sheets for the periods ended December 31, 2016 and March 31, 2017 and the accompanying unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2017.

As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Successor Period statement of operations may not be comparable with the Predecessor Period statement of operations. However, our reorganization under Chapter 11 did not result in the divestiture of any of our oil and natural gas properties. As a result, certain operating results and key operating performance measures, including those related to production, average oil and natural gas selling prices, revenues and lease operating expenses, were not significantly impacted by the reorganization, and certain of the operating results in the Predecessor Period and the Successor Period are still comparable. For items that are not comparable, we have included additional analysis to supplement the discussion.

Operational Activities

Operational activities for the three-month periods ended March 31, 2017 and 2016 include the following:

•
Total production for the three-month period ended March 31, 2017 was comprised of approximately 28.5% oil, 49.2% natural gas and 22.3% NGLs compared to 29.6% oil, 50.1% natural gas and 20.3% NGLs in the same period of 2016.

•	Reduced total rigs drilling to two at March 31, 2017 from three at March 31, 2016.

•
Drilled one well, in the Mid-Continent and no wells in the Rockies, during the three-month period ended March 31, 2017, compared to drilling seven and three wells in the Mid-Continent and Rockies, respectively, during the three-month period ended March 31, 2016.

•	Discontinued all remaining drilling and oilfield services operations in 2016, and as a result, our drilling and oilfield services operations no longer constituted a reportable segment in 2017.

•
Transferred substantially all oil and natural gas properties and midstream assets located in the Piñon field in the WTO and $11.0 million in cash to Occidental in January 2016 in exchange for the release from all past, current and future claims and obligations under an existing 30-year treating agreement with Occidental. Our midstream and marketing operations no longer constitute a reportable segment in 2017.

•
On February 10, 2017, we acquired approximately 13,000 net acres in Woodward County, Oklahoma for approximately $47.6 million in cash. Also included in the acquisition were working interests in four wells previously drilled on the acreage.

Outlook

We have established a range for our 2017 capital expenditures budget between $210.0 million and $220.0 million, with the substantial majority of the budgeted expenditures being designated for exploration and production activities.

Although no impairment was indicated for our oil and natural gas properties during the first quarter of 2017, the current commodity price environment has resulted in the impairment of a significant portion of our oil and natural gas properties over recent reporting periods. The SEC-mandated historical twelve-month unweighted average prices at March 31, 2017, were $44.10 per barrel of oil and $2.73 per Mcf of natural gas. Applying the actual April 1, 2017 and May 1, 2017 benchmark commodities prices, the twelve-month unweighted average prices would be $45.48 per barrel of oil and $2.93 per Mcf of natural gas through May 2017.

Consolidated Results of Operations

The majority of our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGLs. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGLs we produce, our ability to find and economically develop and produce our reserves, and changes in the fair value of our commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average New York Mercantile Exchange (“NYMEX”) prices for oil and natural gas during the three-month periods ended March 31, 2017 and 2016 are shown in the table below:

	Three Months Ended March 31,
	2017	2016
Oil (per Bbl)	$51.78	$33.63
Natural gas (per Mcf)	$3.06	$1.98

In order to reduce our exposure to price fluctuations, we have historically entered into commodity derivative contracts for a portion of our anticipated future oil and natural gas production depending on management's view of opportunities under then-prevailing market conditions as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Reducing our exposure to price volatility helps mitigate the risk that we will not have adequate funds available for our capital expenditure programs.

Oil, Natural Gas and NGL Production and Pricing

Set forth in the table below is production and pricing information for the Successor Company and the Predecessor Company for the three-month periods ended March 31, 2017 and 2016.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Production data (in thousands)
Oil (MBbls)	1,134	1,625
NGL (MBbls)	887	1,111
Natural gas (MMcf)	11,766	16,509
Total volumes (MBoe)	3,982	5,488
Average daily total volumes (MBoe/d)	44.2	60.3
Average prices—as reported(1)
Oil (per Bbl)	$49.19	$27.95
NGL (per Bbl)	$16.27	$10.73
Natural gas (per Mcf)	$2.37	$1.64
Total (per Boe)	$24.65	$15.37
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$49.46	$43.93
NGL (per Bbl)	$16.27	$10.73
Natural gas (per Mcf)	$2.29	$1.61
Total (per Boe)	$24.49	$20.03
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

The table below presents production by area of operation for the three-month periods ended March 31, 2017 and 2016.

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016
	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	3,673	92.2%	5,166	94.1%
Rockies	173	4.4%	51	0.9%
Permian Basin	136	3.4%	173	3.2%
Other	—	—%	98	1.8%
Total	3,982	100.0%	5,488	100.0%

Revenues

Consolidated revenues for the Successor Period and the Predecessor Period, are presented in the table below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Revenues
Oil	$55,782	$45,415
NGL	14,433	11,918
Natural gas	27,934	27,042
Other	201	5,957
Total revenues	$98,350	$90,332

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three-month periods ended March 31, 2017 and 2016 are shown in the table below (in thousands):

2016 oil, natural gas and NGL revenues	$84,375
Change due to production volumes	(23,815)
Change due to average prices	37,589
2017 oil, natural gas and NGL revenues	$98,149

Revenues from oil, natural gas and NGL sales increased $13.8 million, or 16.3%, for the three-month period ended March 31, 2017, compared to the same period in 2016, respectively, largely due to an increase in the average prices received for our oil, natural gas, and NGL production. This increase was partially offset by a 1.5 MMBoe decrease in total production primarily due to natural declines in existing producing wells. Additionally, the average prices received for production in the first quarter of 2017 include the effects of the Successor Company’s election to include transportation deductions in revenues for the Successor Period as discussed below.

Other revenues in the 2016 period primarily include drilling and oilfield services and marketing and midstream sales, which largely decreased due to discontinuing all remaining drilling and oilfield services operations in 2016, and transferring substantially all oil and natural gas properties and midstream assets located in the Piñon field in the WTO to Occidental in January 2016.

Expenses

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Expenses
Production	$25,023	$47,282
Production taxes	3,176	1,708
Depreciation and depletion—oil and natural gas	24,571	32,326
Depreciation and amortization—other	3,837	6,835
Accretion of asset retirement obligations	2,409	1,588
Impairment	2,531	110,114
General and administrative	19,938	74,278
Gain on derivative contracts	(34,183)	(2,808)
Loss on settlement of contract	—	89,092
Other operating expense	268	3,472
Total expenses	$47,570	$363,887

Production expense includes costs associated with our exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production costs per Boe decreased to $6.28 for the three-month period ended March 31, 2017 from $8.62 per Boe for the same 2016 period, primarily due to (i) the decrease in total production noted above, (ii) the Successor Company’s presentation of transportation costs totaling $7.0 million as a reduction from revenues compared to the Predecessor Company’s presentation of transportation costs totaling $9.6 million as production expenses, and (iii) termination of the CO2 delivery agreement with Occidental in the first quarter of 2016, which resulted in CO2 delivery shortfall penalties of $2.0 million being incurred in the Predecessor Period.

Depreciation and depletion for our oil and natural gas properties decreased by $7.8 million for the three-month period ended March 31, 2017, compared to the same period in 2016, primarily due to the decrease in production volumes. This decrease was partially offset by an increase in the average depreciation and depletion rate per Boe to $6.17 for the Successor Period compared to $5.89 for the Predecessor Period. The increase in the rate primarily reflects an increase in reserve values due to fresh start valuation adjustments recorded for reserves as of October 1, 2016, which was partially offset by a full cost ceiling impairment recorded in the fourth quarter of 2016.

Depreciation and depletion - other decreased primarily due to the transfer of substantially all midstream assets to Occidental in January 2016, as well as the sale of various corporate assets during 2016 and 2017.

Impairment for the three-month period ended March 31, 2017, reflects the write-down of the remaining drilling and services assets to net realizable value upon their classification as held for sale.

Impairment for the three-month period ended March 31, 2016 primarily reflects a full cost ceiling limitation impairment of $108.4 million, which largely resulted from a decrease in the average twelve-month weighted average oil and natural gas prices at March 31, 2016 compared to December 31, 2015. No such impairment was necessary in the first quarter of 2017.

General and administrative expenses decreased $54.3 million, or 73.2% for the three-month period ended March 31, 2017 from the same period in 2016 due primarily to (i) a decrease of $18.4 million in severance costs incurred due primarily to a reduction in force that occurred during the first quarter of 2016, (ii) the 2016 period including the write-off of a $16.7 million joint interest account receivable due to the determination that its collection was doubtful at March 31, 2016, (iii) a decrease of $13.0 million in professional services costs due to incurring significant consultant and legal fees in the 2016 period in contemplation of the Company’s restructuring, and (iv) a $5.7 million decrease in net salary costs largely resulting from reductions in force during the first and fourth quarters of 2016.

We recorded gains on commodity derivative contracts of $34.2 million and $2.8 million for the three-month periods ended March 31, 2017 and 2016, respectively, which include net cash payments (receipts) upon settlement of $0.6 million and $(25.5) million, respectively.

Our derivative contracts are not designated as accounting hedges and, as a result, gains or losses on commodity derivative contracts are recorded each quarter as a component of operating expenses. Internally, management views the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” Gains or losses on early settlements and losses related to amendments of contracts, if any, are not considered in the calculation of effective prices. In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts.

Loss on settlement of contract for the three-month period ended March 31, 2016 includes a $78.9 million loss resulting from the termination of a gas treating and CO2 delivery agreement with Occidental as well as a loss of $10.2 million, not including post-closing adjustments, recorded for the cease-use of transportation agreements that supported production from the Piñon field.

Other operating expenses primarily include drilling and oilfield services costs which largely decreased due to discontinuing all remaining drilling and oilfield services operations in 2016.

Other Income (Expense), Taxes and Net Income (Loss)

The Company’s other (expense) income, taxes and net income (loss) for the three-month periods ended March 31, 2017 and 2016 are presented in the table below (in thousands).

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Other (expense) income
Interest expense	$(939)	$(81,151)
Gain on extinguishment of debt	—	41,331
Other income, net	970	153
Total other income (expense)	31	(39,667)
Income (loss) before income taxes	50,811	(313,222)
Income tax expense	3	4
Net income (loss)	$50,808	$(313,226)

Interest expense for the three-month periods ended March 31, 2017 and 2016 consisted of the following:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Interest expense
Interest expense on debt	$1,217	$79,102
Amortization of debt issuance costs, discounts and premium	(75)	5,363
Gain on long-term debt holder conversion feature	—	(1,324)
Capitalized interest	—	(1,416)
Total	1,142	81,725
Less: interest income	(203)	(574)
Total interest expense	$939	$81,151

Total interest expense decreased $80.2 million for the three-month period ended March 31, 2017 compared to the same period in 2016, primarily due to recording interest expense on the Senior Secured Notes, Senior Unsecured Notes, and senior credit facility in the 2016 period. The senior notes were canceled upon our emergence from Chapter 11 in the fourth quarter of 2016 and amounts outstanding under the First Lien Exit Facility were repaid in full in the fourth quarter of 2016. There were no new borrowings on either the First Lien Exit Facility or the Credit Facility in the first quarter of 2017.

We recognized a gain on extinguishment of debt of $41.3 million for the three-month period ended March 31, 2016 in connection with the exchange of certain of our Convertible Senior Unsecured Notes, including outstanding accrued interest on these notes, for shares of the Predecessor Company’s common stock.

See “Note 5 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of our long-term debt transactions in 2017 and 2016.

Liquidity and Capital Resources

As of March 31, 2017, our cash and cash equivalents, excluding restricted cash, were $151.0 million, and we had approximately $37.5 million in total debt outstanding and $8.0 million in outstanding letters of credit. As of May 4, 2017, the Company had approximately $137.4 million in cash and cash equivalents, excluding restricted cash, an undrawn Credit Facility, and $8.0 million in outstanding letters of credit, which reduce the amount available under the Credit Facility.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2017 include cash flow from operations, cash on hand and amounts available under our Credit Facility, as discussed in “—Credit Facility” below.

Our working capital surplus increased slightly to $45.7 million at March 31, 2017 compared to $43.5 million at December 31, 2016, largely due to fluctuations in the timing and amount of collections of receivables and a decrease in the current derivative liability due to a decrease in oil and gas futures prices compared to contract prices on open contracts at March 31, 2017 as well as contract settlements that occurred in the first quarter of 2017. Additionally, $50.0 million in restricted collateral funds were released to us in conjunction with refinancing the First Lien Exit Facility in February 2017, and approximately $47.6 million in cash was used to acquire oil and natural gas properties in the first quarter of 2017.

We have established a range for our 2017 capital expenditures budget, excluding acquisitions, between $210.0 million and $220.0 million, with the substantial majority of the budgeted expenditures being designated for exploration and production activities. Management intends to fund 2017 capital expenditures using cash flow from operations, cash on hand and, if necessary, borrowings under the Credit Facility discussed below.

Cash Flows

Our cash flows from operations, and therefore our ability to fund our capital expenditures, are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2015 through March 2017, the month-end NYMEX settled price for oil fluctuated between a high of $60.30 per Bbl in May 2015 and a low of $33.62 per Bbl in January 2016, and the month-end NYMEX settled price for gas fluctuated between a high of $3.93 per MMBtu in January 2017 and a low of $1.71 per MMBtu in March 2016.

Our cash flows for the three-month periods ended March 31, 2017 and 2016 are presented in the following table and discussed below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Cash flows provided by (used in) operating activities	$64,236	$(162,644)
Cash flows used in investing activities	(81,556)	(67,469)
Cash flows (used in) provided by financing activities	(2,912)	488,567
Net (decrease) increase in cash and cash equivalents	$(20,232)	$258,454

Cash Flows from Operating Activities

The $226.9 million increase in operating cash flows for the three-month period ended March 31, 2017 compared to the same period in 2016, is primarily due to (i) a reduction in cash paid for interest expense, (ii) a reduction in general and administrative expenses, (iii) a reduction in production expenses, and (iv) an increase in oil, natural gas and NGL revenues. See “—Consolidated Results of Operations” for further analysis of these changes. The remainder of the increase relates primarily to changes in operating assets and liabilities, including accounts payable, which were largely impacted by our restructuring under Chapter 11 in 2016.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proved reserves, which is typical in the capital-intensive oil and natural gas industry. During the three-month period ended March 31, 2017 cash flows from investing activities included the acquisition of 13,000 net acres in Woodward County, Oklahoma for approximately $47.6 million in cash and capital expenditures for exploration and production. During the three-month period ended March 31, 2016, cash flows used in investing activities primarily consisted of capital expenditures for exploration and production activities. Capital expenditures for the three-month periods ended March 31, 2017 and 2016 are summarized on an accrual basis below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Capital Expenditures
Exploration and production	$38,933	$50,544
Other - operating	397	1,230
Other - corporate	1,402	1,707
Capital expenditures, excluding acquisitions	40,732	53,481
Acquisitions	48,073	95
Total	$88,805	$53,576

Capital expenditures, excluding acquisitions, for exploration and production activities decreased in the 2017 period compared to the 2016 period due primarily to a decrease in drilling activity.

Cash Flows from Financing Activities

Our financing activities used $2.9 million of cash for the three-month period ended March 31, 2017, which consisted of deferred financing costs incurred on the Credit Facility and the purchase of common stock upon the vesting of employee share-based compensation awards. Our financing activities provided approximately $488.6 million during the three-month period ending March 31, 2016, primarily due to net borrowings under the senior credit facility in the first quarter of 2016.

Indebtedness

Long-term debt consists of the following at March 31, 2017 (in thousands):

Credit Facility	$—
Building Note	37,516
Total Debt	$37,516

Credit Facility

On February 10, 2017, the First Lien Exit Facility was refinanced into a new $600.0 million Credit Facility with a $425.0 million borrowing base. The Credit Facility agreement had the following impacts:

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

The initial borrowing base under the Credit Facility is $425.0 million and the next borrowing base redetermination is scheduled for October 1, 2017, followed by semiannual borrowing base redeterminations thereafter. The Credit Facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 valuation of all proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of substantially all of the capital stock owned by each credit party and equity interests in the Royalty Trusts that are owned by a credit party and (iii) a first-priority perfected security interest in substantially all the cash, cash equivalents, deposits, securities and other similar accounts, and other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing). As described above, the Credit Facility refinanced and thereby replaced the First Lien Exit Facility.

The Credit Facility requires the Company to, commencing with the first full quarter ending after the effective date of the refinancing, maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. Such financial covenants are subject to customary cure rights.

The Credit Facility contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.

The Credit Facility includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to indebtedness in an aggregate principal amount of $25.0 million or more; bankruptcy; judgments involving liability of $25.0 million or more that are not paid; and ERISA events. Many events of default are subject to customary notice and cure periods.

Convertible Debt
On the Emergence Date, pursuant to the terms of the Plan, the Company issued approximately $281.8 million principal amount of Convertible Notes, which did not bear regular interest and were scheduled to mature and mandatorily convert into common stock on October 4, 2020, unless repurchased, redeemed or converted prior to that date. The Convertible Notes were recorded at fair value upon implementation of fresh start accounting, with the $163.9 million excess value over par recorded as additional paid in capital.

The Convertible Notes were convertible at the option of the holders at any time at an initial convertible at a conversion rate of 0.05330841 shares of common stock per $1.00 principal amount of Convertible Notes. Holders converted approximately $18.1 million par value of the Convertible Notes into approximately 1.0 million shares of Common Stock prior to the refinancing of the First Lien Exit Facility. As a result of refinancing on February 10, 2017, the remaining outstanding $263.7 million par value of Convertible Notes on that date mandatorily converted into approximately 14.1 million shares of Common Stock.

Building Note
On the Emergence Date, the Company entered into the Building Note, which had an initial principal amount of $35.0 million and is secured by first priority mortgage on the Company’s headquarters facility and certain other non-oil and gas real property. The Building Note was recorded at fair value ($36.6 million) upon implementation of fresh start accounting. Interest is payable on the Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest is payable in kind from the Emergence Date through May 11, 2017, which is 90 days after the refinancing of the First Lien Exit Facility and will be paid thereafter in cash. The Building Note matures on October 2, 2021, and became prepayable in whole or in part without premium or penalty upon the refinancing of the First Lien Exit Facility.
See “Note 5 - Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company’s debt.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2016, the Company’s contractual obligations included long-term debt obligations, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. Other than the conversion of the Convertible Notes discussed above, there were no other significant changes in contractual obligations and off-balance sheet arrangements from those reported in the 2016 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Form 10-K. For a discussion of recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first quarter of 2017.

Valuation Allowance

Upon emergence from bankruptcy and the application of fresh start accounting, our tax basis in property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had a significant U.S. Federal net operating loss of approximately $1.3 billion remaining after the attribute reduction caused by the restructuring transactions. As such, the Successor Company had significant deferred tax assets to consume upon emergence. We considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against our net deferred tax asset upon emergence and maintained the valuation allowance for the period ended December 31, 2016.

We continue to closely monitor all available evidence in considering whether to maintain a valuation allowance on our net deferred tax asset. Factors considered are, but not limited to, the reversal periods of existing deferred tax liabilities and deferred tax assets, our historical earnings and the prospects of future earnings. For purposes of the valuation allowance analysis, “earnings” is defined as pre-tax earnings as adjusted for permanent tax adjustments.

We had a presumption of cumulative negative earnings upon emergence from bankruptcy for the purpose of evaluating the need for a valuation allowance and experienced negative earnings for the period from the Emergence Date through December 31, 2016. We had positive earnings for the period ending March 31, 2017 but not in an amount sufficient to result in cumulative positive earnings. The existence of or presumption of cumulative negative earnings is not a definitive factor in a determination to maintain a valuation allowance as all available evidence should be considered, however it is a significant piece of negative evidence in our analysis.

Our revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas. The markets for these commodities continue to be volatile. Relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond our control. Due to these factors, we have placed a lower weight on the prospects of future earnings in our overall analysis of the valuation allowance for the period ended March 31, 2017.

In determining whether to maintain the valuation allowance at March 31, 2017, we concluded that the objectively verifiable negative evidence of the presumption of cumulative negative earnings upon emergence and actual cumulative negative earnings for the two quarters ending March 31, 2017, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, we have not changed our judgment regarding the need for a full valuation allowance against our net deferred tax asset for the period ending March 31, 2017. The valuation allowance against our net deferred tax asset at December 31, 2016 was $1.0 billion.

Additionally, at December 31, 2016, we had valuation allowances totaling $95.8 million against specific deferred tax assets for which we have determined it is more likely than not that such deferred tax assets will not be realized for various reasons. The valuation allowance against these specific deferred tax assets may not be impacted by a change in judgment with respect to the analysis of our valuation allowance against our net deferred tax asset.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we use to manage commodity prices. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon our view of opportunities under the then-prevailing current market conditions, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes for the purpose of reducing variability of oil and natural gas prices we receive. Our Credit Facility limits our ability to enter into derivative transactions to 90% of expected production volumes from estimated proved reserves.

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At March 31, 2017, our commodity derivative contracts consisted of fixed price swaps under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

Our oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period and our natural gas fixed price swap transactions are settled based upon the last day settlement of the first nearby month futures contract of the contract period. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month.

At March 31, 2017, our open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2017 - December 2017	2,475	$52.24
January 2018 - December 2018	1,825	$55.34

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2017 - December 2017	24,750	$3.20
January 2018 - December 2018	5,450	$3.24

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

We recorded gains on commodity derivative contracts of $34.2 million and $2.8 million for the three-month periods ended March 31, 2017 and 2016, respectively, which include net cash payments (receipts) upon settlement of $0.6 million and $(25.5) million, respectively.

See “Note 6 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender under the Credit Facility can be offset against amounts owed, if any, to such counterparty. As of March 31, 2017, the counterparties to our open commodity derivative contracts consisted of six financial institutions, all of which are also lenders under our Credit Facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

Interest Rate Risk. We are exposed to interest rate risk on our Credit Facility. This variable interest rate on our Credit Facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had no outstanding variable rate debt as of March 31, 2017.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the matter described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2016 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended March 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
January 1, 2017 — January 31, 2017	63,863	$22.30	N/A	N/A
February 1, 2017 — February 28, 2017	—	$—	N/A	N/A
March 1, 2017 — March 31, 2017	—	$—	N/A	N/A
Total	63,863		—
____________________

(1)
Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Julian Bott
Julian Bott Executive Vice President and Chief Financial Officer
Date: May 10, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
10.1	Amended and Restated Credit Agreement, dated as of February 10, 2017, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment to the Existing Credit Agreement	8-K	001-33784	10.1	2/13/2017
10.2	Amendment No. 1 to Building Promissory Note dated as of January 27, 2017, between SandRidge Energy, Inc. and Fir Tree E&P Holdings II, LLC and SOLA LTD	10-K	001-33784	10.9.1	3/3/2017
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*