Form 10-Q
period 2017-06-30
SANDRIDGE ENERGY INC
filed 2017-08-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2017, was 35,827,718.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2017

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$148,400	$121,231
Restricted cash - collateral	—	50,000
Restricted cash - other	2,840	2,840
Accounts receivable, net	57,168	74,097
Derivative contracts	17,828	—
Prepaid expenses	3,925	5,375
Other current assets	9,914	3,633
Total current assets	240,075	257,176
Oil and natural gas properties, using full cost method of accounting
Proved	934,248	840,201
Unproved	111,202	74,937
Less: accumulated depreciation, depletion and impairment	(404,143)	(353,030)
	641,307	562,108
Other property, plant and equipment, net	242,291	255,824
Derivative contracts	7,478	—
Other assets	1,527	6,284
Total assets	$1,132,678	$1,081,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) - Continued
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$113,019	$116,517
Derivative contracts	—	27,538
Asset retirement obligations	65,893	66,154
Other current liabilities	8,270	3,497
Total current liabilities	187,182	213,706
Long-term debt	37,679	305,308
Derivative contracts	—	2,176
Asset retirement obligations	41,953	40,327
Other long-term obligations	1,703	6,958
Total liabilities	268,517	568,475
Commitments and contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,797 issued and outstanding at June 30, 2017 and 21,042 issued and 19,635 outstanding at December 31, 2016	34	20
Warrants	88,381	88,381
Additional paid-in capital	1,035,421	758,498
Accumulated deficit	(259,675)	(333,982)
Total stockholders’ equity	864,161	512,917
Total liabilities and stockholders’ equity	$1,132,678	$1,081,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Revenues
Oil, natural gas and NGL	$84,546	$95,662	$182,695	$180,037
Other	305	3,759	506	9,716
Total revenues	84,851	99,421	183,201	189,753
Expenses
Production	25,209	42,686	50,232	89,968
Production taxes	2,653	2,121	5,829	3,829
Depreciation and depletion—oil and natural gas	27,038	27,952	51,609	60,278
Depreciation and amortization—other	3,493	6,974	7,330	13,809
Accretion of asset retirement obligations	2,439	1,387	4,848	2,975
Impairment	446	253,629	2,977	363,743
General and administrative	23,769	31,024	43,707	105,302
(Gain) loss on derivative contracts	(23,543)	7,969	(57,726)	5,161
Loss on settlement of contract	—	1,092	—	90,184
Other operating (income) expense	(1)	(103)	267	3,369
Total expenses	61,503	374,731	109,073	738,618
Income (loss) from operations	23,348	(275,310)	74,128	(548,865)
Other (expense) income
Interest expense	(946)	(41,605)	(1,885)	(122,756)
(Loss) gain on extinguishment of debt	—	(152)	—	41,179
Reorganization items, net	—	(200,918)	—	(200,918)
Other income, net	1,055	2,077	2,025	2,230
Total other income (expense)	109	(240,598)	140	(280,265)
Income (loss) before income taxes	23,457	(515,908)	74,268	(829,130)
Income tax (benefit) expense	(42)	3	(39)	7
Net income (loss)	23,499	(515,911)	74,307	(829,137)
Preferred stock dividends	—	5,440	—	16,321
Income available (loss applicable) to SandRidge Energy, Inc. common stockholders	$23,499	$(521,351)	$74,307	$(845,458)
Earnings (loss) per share
Basic	$0.69	$(0.73)	$2.44	$(1.20)
Diluted	$0.69	$(0.73)	$2.42	$(1.20)
Weighted average number of common shares outstanding
Basic	34,076	718,102	30,458	703,943
Diluted	34,138	718,102	30,650	703,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Six Months Ended June 30, 2017
Balance at December 31, 2016	19,635	$20	6,442	$88,381	$758,498	$—	$(333,982)	$512,917
Issuance of stock awards, net of cancellations	1,834	—	—	—	—	—	—	—
Common stock issued for debt	14,328	14	—	—	268,765	—	—	268,779
Stock-based compensation	—	—	—	—	11,049	—	—	11,049
Purchase of treasury stock	—	—	—	—	—	(2,891)	—	(2,891)
Retirement of treasury stock	—	—	—	—	(2,891)	2,891	—	—
Net income	—	—	—	—	—	—	74,307	74,307
Balance at June 30, 2017	35,797	$34	6,442	$88,381	$1,035,421	$—	$(259,675)	$864,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	Successor	Predecessor
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$74,307	$(829,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	—	16,705
Depreciation, depletion and amortization	58,939	74,087
Accretion of asset retirement obligations	4,848	2,975
Impairment	2,977	363,743
Reorganization items, net	—	200,918
Debt issuance costs amortization	195	4,996
Amortization of premiums and discounts on debt	(153)	2,734
Gain on extinguishment of debt	—	(41,179)
Gain on debt derivatives	—	(1,324)
Cash paid for early conversion of convertible notes	—	(33,452)
(Gain) loss on derivative contracts	(57,726)	5,161
Cash received on settlement of derivative contracts	2,706	57,970
Loss on settlement of contract	—	90,184
Cash paid on settlement of contract	—	(11,000)
Stock-based compensation	9,654	7,850
Other	379	(3,252)
Changes in operating assets and liabilities	7,806	(47,020)
Net cash provided by (used in) operating activities	103,932	(139,041)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(88,904)	(126,245)
Acquisition of assets	(48,236)	(1,397)
Proceeds from sale of assets	14,756	16,734
Net cash used in investing activities	(122,384)	(110,908)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	488,900
Repayments of borrowings	—	(40,000)
Debt issuance costs	(1,488)	(332)
Purchase of treasury stock	(2,891)	(41)
Net cash (used in) provided by financing activities	(4,379)	448,527
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(22,831)	198,578
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	174,071	435,588
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$151,240	$634,166
Supplemental Disclosure of Noncash Investing and Financing Activities
Cumulative effect of adoption of ASU 2015-02	$—	$(247,566)
Property, plant and equipment transferred in settlement of contract	$—	$(215,635)
Change in accrued capital expenditures	$(8,340)	$16,613
Equity issued for debt	$(268,779)	$(4,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas exploration and production company headquartered in Oklahoma City, Oklahoma with its principal focus on developing high-return, growth-oriented projects in the U.S. Mid-Continent and North Park Basin of Colorado.

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

Interim Financial Statements. The unaudited condensed consolidated financial statements as of December 31, 2016, have been derived from and should be read in conjunction with the audited financial statements and notes contained in the Company’s 2016 Form 10-K. The unaudited condensed consolidated financial statements were also prepared in accordance with the accounting policies stated in the 2016 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

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

The Company elected to apply fresh start accounting effective October 1, 2016, to coincide with the timing of its normal fourth quarter reporting period, which resulted in SandRidge becoming a new entity for financial reporting purposes. The Company evaluated and concluded that events between October 1, 2016, and October 4, 2016, were immaterial and use of an accounting convenience date of October 1, 2016, was appropriate. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after October 1, 2016, are not comparable with the financial statements prior to that date. References to the “Successor” or the “Successor Company” relate to SandRidge subsequent to October 1, 2016. References to the “Predecessor” or “Predecessor Company” refer to SandRidge on and prior to October 1, 2016.

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

Recent Accounting Pronouncements. The Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” with the objective of reducing the existing diversity in practice of classification on certain cash receipts and payments in the statement of cash flows. The guidance requires adoption by application of a retrospective method to each period presented. The amendments are effective for the Company on January 1, 2018, with early adoption permitted. The Company adopted the ASU on April 1, 2017. The guidance had no impact on the consolidated financial statements and related disclosures.

The FASB Issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or as a business. The ASU is effective for the Company on January 1, 2018, and amendments should be applied prospectively on and after January 1, 2018. The Company early adopted this ASU for transactions effective after April 1, 2017. The guidance had no impact to the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to January 1, 2018, for the Company, with early adoption permitted in 2017. The ASU must be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. The Company plans to adopt the ASU on January 1, 2018, using the modified retrospective transition method. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

The FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic: 610-20): Clarifying the Scope of Asset Derecognition Guidance and the Accounting for Partial Sales of Nonfinancial Assets,” which helps filers determine the guidance applicable for gain/loss recognition subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The amendments also clarify that the derecognition of all businesses except those related to conveyances of oil and gas rights or contracts with customers should be accounted for in accordance with the derecognition and deconsolidation guidance in Topic 810, Consolidation. The Company plans to adopt the ASU on January 1, 2018, using the modified retrospective transition method. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

The FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amendments in this ASU are effective for the Company on January 1, 2018, with early adoption permitted in any interim period. The ASU should be applied prospectively to an award modified on or after the adoption date. The Company plans to early adopt this ASU on July 1, 2017. The guidance will have no impact on the consolidated financial statements and related disclosures.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2. Acquisitions and Divestitures

Acquisition of Properties. On February 10, 2017, the Company acquired assets consisting of approximately 13,000 net acres in Woodward County, Oklahoma for approximately $47.7 million in cash, net of post-closing adjustments. Also included in the acquisition were working interests in four wells previously drilled on the acreage.

2017 Property Divestitures. In 2017, the Company has divested various non-core oil and natural gas properties for approximately $11.3 million in cash. All of these divestitures were accounted for as adjustments to the full cost pool with no gain or loss recognized.

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

3. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2017, and December 31, 2016. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment and related impairments, which are calculated using Level 3 inputs, are discussed in Note 4.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 1 and Level 2 of the hierarchy as of June 30, 2017 and December 31, 2016, as described below.

Level 1 Fair Value Measurements

Investments. The fair value of investments, consisting of assets attributable to the Company’s non-qualified deferred compensation plan, is based on quoted market prices. Investments of $6.3 million and $2.8 million are included in other current assets at June 30, 2017, and December 31, 2016, respectively, and investments of $4.8 million are included in other assets at December 31, 2016 in the unaudited condensed consolidated balance sheets.

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

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

June 30, 2017

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$25,363	$—	$(57)	$25,306
Investments	6,256	—	—	—	6,256
	$6,256	$25,363	$—	$(57)	$31,562
Liabilities
Commodity derivative contracts	$—	$57	$—	$(57)	$—
	$—	$57	$—	$(57)	$—

December 31, 2016

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Investments	$7,541	$—	$—	$—	$7,541
	$7,541	$—	$—	$—	$7,541
Liabilities
Commodity derivative contracts	$—	$29,714	$—	$—	$29,714
	$—	$29,714	$—	$—	$29,714
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

Prior to commencement of the Chapter 11 Proceedings, the fair value of the conversion features was determined quarterly with changes in fair value recorded as interest expense.

Transfers. The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six-month periods ended June 30, 2017, and 2016.

Fair Value of Financial Instruments - Long-Term Debt

The Successor Company measured the fair value of its previously outstanding non-interest bearing 0.00% Convertible Senior Subordinated Notes due 2020, (the “Convertible Notes”) using pricing that was readily available in the public market. The Successor Company measures the fair value of its $35.0 million initial principal note, as amended in February 2017, which is secured by first priority mortgages on the Company’s real estate in Oklahoma City, Oklahoma (the “Building Note”) using a discounted cash flow analysis, which is classified as a Level 2 input in the fair value hierarchy. The estimated fair values and carrying values of the Company’s long-term debt are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible Notes	$—	$—	$334,800	$268,780
Building Note	$40,461	$37,679	$40,608	$36,528

See Note 5 for additional discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Oil and natural gas properties
Proved	$934,248	$840,201
Unproved	111,202	74,937
Total oil and natural gas properties	1,045,450	915,138
Less accumulated depreciation, depletion and impairment	(404,143)	(353,030)
Net oil and natural gas properties capitalized costs	641,307	562,108
Land	5,200	5,100
Non-oil and natural gas equipment	158,944	166,010
Buildings and structures	88,503	88,603
Total	252,647	259,713
Less accumulated depreciation and amortization	(10,356)	(3,889)
Other property, plant and equipment, net	242,291	255,824
Total property, plant and equipment, net	$883,598	$817,932

The Predecessor Company recorded impairments on its oil and natural gas properties of $251.0 million and $359.4 million during the three and six-month periods ended June 30, 2016 as a result of its quarterly full cost ceiling analysis. No full cost ceiling impairments have been recorded in the 2017 period.

In the first quarter of 2017, the Company classified its remaining drilling and oilfield services assets as held for sale in the other current assets line of the unaudited condensed consolidated balance sheet. The net realizable value of the assets was determined to be $4.4 million based on expected sales prices obtained from a third party. The carrying value of these assets exceeded the net realizable value, resulting in impairments of $0.4 million and $3.0 million for the three and six-month periods ended June 30, 2017. The Company disposed of approximately $0.7 million of these assets during the second quarter of 2017 and expects to dispose of the remaining assets during 2017.

Drilling Carry Commitments. Under the terms of an agreement with Repsol E&P USA, Inc. (“Repsol”), the Predecessor Company had agreed to carry Repsol’s drilling and completion costs totaling up to approximately $31.0 million for wells drilled in an area of mutual interest. The Predecessor Company incurred $1.0 million and $6.2 million toward this obligation during the three and six-month periods ended June 30, 2016. Effective June 6, 2016, the Bankruptcy Court issued orders allowing the Company to reject certain long- term contracts, including this drilling carry commitment. Repsol filed a bankruptcy claim for this commitment, which was settled by the Company in the fourth quarter of 2016 for approximately $1.2 million.

5. Long-Term Debt

Credit Facility. On February 10, 2017, the $425.0 million reserve-based revolving credit facility (the “First Lien Exit Facility”) was refinanced and replaced by a new $600.0 million credit facility (the “Credit Facility”). The initial borrowing base under the Credit Facility is $425.0 million and the next borrowing base redetermination is scheduled for October 1, 2017, followed by semiannual borrowing base redeterminations thereafter. The Credit Facility matures on March 31, 2020. The outstanding borrowings under the Credit Facility bear interest based on a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum, or (b) the base rate plus an applicable margin that varies from 2.00% to 3.00% per annum. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the Credit Facility. The Company has the right to prepay loans under the Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans. Upon refinancing of the First Lien Exit Facility, $50.0 million maintained in a restricted cash collateral account, as required by the terms of the First Lien Exit Facility, was released to the Company.

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

Beginning with the quarter ended June 30, 2017, the Credit Facility requires the Company to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. As of and during the three-month period ended June 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Facility.

The Credit Facility contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Company was in compliance with these covenants as of and during the three-month period ended June 30, 2017.

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

The Company had no amounts outstanding under the Credit Facility at June 30, 2017, and $7.8 million in outstanding letters of credit, which reduce availability under the Credit Facility on a dollar-for-dollar basis.

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

The First Lien Exit Facility contained certain financial covenants and customary affirmative and negative covenants. The Company was in compliance with all applicable covenants through the date it was refinanced.

Convertible Notes. On the Emergence Date, pursuant to the terms of the Plan, the Company issued approximately $281.8 million principal amount of Convertible Notes, which did not bear regular interest and were set to mature and mandatorily convert into shares of common stock in the Successor Company (the “Common Stock”) on October 4, 2020, unless repurchased, redeemed or converted prior to that date. The Convertible Notes were recorded at their fair value of $445.7 million upon implementation of fresh start accounting. The resulting premium of $163.9 million was deemed significant to the principal amount of the Convertible Notes, and as such, was recorded in additional paid in capital in the condensed consolidated balance sheet at December 31, 2016. The Company’s obligations pursuant to the Convertible Notes were fully and unconditionally guaranteed, jointly and severally, by each of the guarantors of the First Lien Exit Facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Convertible Notes were initially convertible at a rate of 0.05330841 shares of Common Stock per $1.00 principal amount of Convertible Notes, which represented in the aggregate, approximately 15.0 million shares of common stock. The conversion rate for the Convertible Notes was subject to customary anti-dilution adjustments.

The Convertible Notes were convertible at the option of the holders at any time up to, and including, the business day immediately preceding the maturity date. Between the Emergence Date and December 31, 2016, approximately $13.0 million in aggregate principal amount of the Convertible Notes was converted into approximately 0.7 million shares of Common Stock following delivery of voluntary conversion notices by the holders of those Convertible Notes. Additionally, during the period from January 1, 2017 to February 9, 2017, approximately $5.1 million in aggregate principal amount of the Convertible Notes was converted into approximately 0.3 million shares of Common Stock following delivery of voluntary conversion notices by the holders of those Convertible Notes. The remaining $263.7 million par value of outstanding Convertible Notes mandatorily converted into 14.1 million shares of Common Stock upon the refinancing of the First Lien Exit Facility on February 10, 2017, after the determination by the Successor Company’s board of directors in good faith that: (a) the refinancing provided for terms that were materially more favorable to the Company and (b) causing a conversion was not the primary purpose of the refinancing.

Building Note. On the Emergence Date, the Company entered into the Building Note, which had an initial principal amount of $35.0 million. The Building Note was recorded at a fair value of $36.6 million upon implementation of fresh start accounting with the resulting premium to be amortized to interest expense over the term of the Building Note. Interest is payable on the Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest costs were paid in kind and added to the Building Note principal from the Emergence Date through May 11, 2017, which was 90 days after the refinancing of the First Lien Exit Facility. Interest became payable thereafter in cash. The Building Note matures on October 2, 2021 and became prepayable in whole or in part without premium or penalty upon the refinancing of the First Lien Exit Facility. Net proceeds of $26.8 million received from the sale of the Building Note were subsequently remitted to unsecured creditors on the Emergence Date in accordance with the Plan.

6. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. The Company has not designated any of its derivative contracts as hedges for accounting purposes and records all derivative contracts at fair value with changes in derivative contract fair values recognized in earnings. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Cash settlements and valuation gains and losses on commodity derivative contracts are included in (gain) loss on derivative contracts in the unaudited condensed consolidated statements of operations. Commodity derivative contracts are settled on a monthly or quarterly basis. At June 30, 2017, the Company’s commodity derivative contracts consisted of fixed price swaps under which the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The Company recorded (gain) loss on commodity derivative contracts of $(23.5) million and $8.0 million for the three-month periods ended June 30, 2017, and 2016, respectively, which include net cash receipts upon settlement of $3.3 million and $32.4 million, respectively. The Company recorded (gain) loss on commodity derivative contracts of $(57.7) million and $5.2 million for the six-month periods ended June 30, 2017, and 2016, respectively, which include net cash receipts upon settlement of $2.7 million and $58.0 million, respectively. Included in the net cash receipts for the three and six-month periods ended June 30, 2016, are $11.5 million of cash receipts related to certain commodity derivative contracts settled prior to their contractual maturities (“early settlements”).

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of June 30, 2017, the counterparties to the Company’s open commodity derivative contracts consisted of seven financial institutions, all of which are also lenders under the Company’s Credit Facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s Credit Facility.

The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the Credit Facility as of June 30, 2017, and the First Lien Exit Facility as of December 31, 2016 (in thousands):

June 30, 2017

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$17,885	$(57)	$17,828	$—	$17,828
Derivative contracts - noncurrent	7,478	—	7,478	—	7,478
Total	$25,363	$(57)	$25,306	$—	$25,306
Liabilities
Derivative contracts - current	$57	$(57)	$—	$—	$—
Total	$57	$(57)	$—	$—	$—

December 31, 2016

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$27,538	$—	$27,538	$(27,538)	$—
Derivative contracts - noncurrent	2,176	—	2,176	(2,176)	—
Total	$29,714	$—	$29,714	$(29,714)	$—

At June 30, 2017, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2017 - December 2017	1,656	$52.24
January 2018 - December 2018	1,825	$55.34

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2017 - December 2017	16,560	$3.20
January 2018 - December 2018	16,400	$3.15

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of June 30, 2017, and December 31, 2016, on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	June 30, 2017	December 31, 2016
Derivative assets
Oil price swaps	Derivative contracts-current	$15,642	$—
Natural gas price swaps	Derivative contracts-current	2,243	—
Oil price swaps	Derivative contracts-noncurrent	6,011	—
Natural gas price swaps	Derivative contracts-noncurrent	1,467	—
Derivative liabilities
Oil price swaps	Derivative contracts-current	—	(13,395)
Natural gas price swaps	Derivative contracts-current	(57)	(14,143)
Oil price swaps	Derivative contracts-noncurrent	—	(2,105)
Natural gas price swaps	Derivative contracts-noncurrent	—	(71)
Total net derivative contracts		$25,306	$(29,714)

See Note 3 for additional discussion of the fair value measurement of the Company’s derivative contracts.

7. Commitments and Contingencies

Legal Proceedings. On October 14, 2016, Lisa West and Stormy Hopson filed an amended class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Exploration and Production, LLC, among other defendants. In their amended complaint, plaintiffs asserted various tort claims seeking relief for damages, including the reimbursement of past and future earthquake insurance premiums, resulting from seismic activity allegedly caused by the defendants’ operation of wastewater disposal wells. The court dismissed the plaintiffs’ amended complaint on May 12, 2017, but permitted the plaintiffs to file a second amended complaint. On July 18, 2017, the plaintiffs filed a second amended class action complaint making allegations substantially similar to those contained in the amended complaint that was previously dismissed. An estimate of reasonably possible losses associated with this action can not be made at this time. The Company has not established any reserves relating to this action.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business.

Restricted Cash. Restricted cash - other included on the unaudited condensed consolidated balance sheets at June 30, 2017, and December 31, 2016 is the cash portion of consideration set aside for future settlement of general unsecured claims related to the Chapter 11 proceedings in accordance with the Plan. The corresponding liability for future cash settlements of general unsecured claims is included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

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

8. Equity

Common Stock. On the Emergence Date, the previously issued Predecessor Company common stock was canceled and an aggregate of approximately 18.9 million shares of Common Stock, par value $0.001 per share, was issued to the holders of allowed claims, as defined in the Plan, and approximately 0.4 million shares of Common Stock were reserved for future distributions under the Plan. Additionally, from the Emergence Date through February 9, 2017, voluntary conversions of Convertible Notes resulted in the issuance of approximately 1.0 million shares of Common Stock. The remaining balance of Convertible Notes converted to 14.1 million shares of Common Stock upon refinancing the First Lien Exit Facility. See Note 5 for further discussion of the Convertible Notes.

Warrants. On the Emergence Date, the Company issued approximately 4.9 million Series A Warrants, 4.5 million of which were issued immediately upon emergence, and 2.1 million Series B Warrants, 1.9 million of which were issued immediately upon emergence (the “Warrants”). The Warrants were initially exercisable for one share of Common Stock per Warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the Warrants, to certain holders of general unsecured claims as defined in the Plan. The Warrants are exercisable from the Emergence Date until October 4, 2022 and contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

Predecessor Company Preferred Stock Dividends. In the first quarter of 2016, prior to the February semi-annual dividend payment date, the Predecessor Company announced the suspension of the semi-annual dividend on its 8.5% convertible perpetual preferred stock. At June 30, 2016, the Company had dividends in arrears of $11.3 million and $21.0 million on its 8.5% and 7.0% convertible perpetual preferred stock, respectively. The Predecessor Company ceased accruing dividends on its 8.5% and 7.0% convertible perpetual preferred stock as of May 16, 2016, in conjunction with the Chapter 11 petition filings.

Paid and unpaid dividends included in the calculation of loss applicable to the Predecessor Company’s common stockholders and the Predecessor Company’s basic loss per share calculation for the three and six-month periods ended June 30, 2016 are presented in the unaudited condensed consolidated statement of operations. All outstanding shares of the Predecessor Company's 8.5% and 7.0% convertible perpetual preferred stock were canceled upon Emergence from Chapter 11. See Note 10 for discussion of the Company’s earnings (loss) per share calculation.

9. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Current
Federal	$—	$—	$—	$—
State	(42)	3	(39)	7
Total provision	$(42)	$3	$(39)	$7

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its net deferred tax asset at June 30, 2017. Thus, the Company’s effective tax rate and tax expense for the three and six-month periods ended June 30, 2017, continue to be low.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 on October 4, 2016. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the October 4, 2016 ownership change on its tax attributes. Upon filing its 2016 U.S. Federal income tax return, the Company plans to elect an available alternative that does not subject existing tax attributes to an IRC Section 382 limitation. The Company continues to monitor owner shifts that could result in the Company experiencing another ownership change. Should an additional ownership change become likely to occur prior to filing its 2016 U.S. Federal income tax return, the Company will evaluate the remaining available alternative which would likely result in the Company experiencing a limitation that subjects existing tax attributes at emergence to an IRC Section 382 limitation, which could result in some or all of the net operating loss carryforwards expiring unused.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10. Earnings (Loss) per Share

As discussed in Note 8, on the Emergence Date, the Predecessor Company’s then-authorized common stock was canceled and the new Common Stock and Warrants were issued.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Three Months Ended June 30, 2017 (Successor)
Basic earnings per share	$23,499	34,076	$0.69
Effect of dilutive securities
Restricted stock awards	—	55
Performance share units	—	7
Diluted earnings per share	$23,499	34,138	$0.69

Three Months Ended June 30, 2016 (Predecessor)
Basic loss per share	$(521,351)	718,102	$(0.73)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Diluted loss per share	$(521,351)	718,102	$(0.73)

Six Months Ended June 30, 2017 (Successor)
Basic earnings per share	$74,307	30,458	$2.44
Effect of dilutive securities
Restricted stock awards	—	192
Performance share units(2)	—	—
Diluted earnings per share	$74,307	30,650	$2.42

Six Months Ended June 30, 2016 (Predecessor)
Basic loss per share	$(845,458)	703,943	$(1.20)
Effect of dilutive securities
Restricted stock and units(1)	—	—
Diluted loss per share	$(845,458)	703,943	$(1.20)
____________________

(1)
No incremental shares of potentially dilutive restricted stock awards or units were included for the three and six-month periods ended June 30, 2016 as their effect was antidilutive under the treasury stock method. See Note 11 for discussion of the Company’s share and incentive-based compensation awards.

(2)
No incremental shares of potentially dilutive performance share units were included for the six-month period ended June 30, 2017, as their effect was antidilutive under the treasury stock method. See Note 11 for discussion of the Company’s share and incentive-based compensation awards.

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

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of Common Stock, as well as certain cash-based awards. At June 30, 2017, the Company had restricted stock awards, performance share units and performance units outstanding under the Omnibus Incentive Plan.

Restricted Stock Awards. The Successor Company’s restricted stock awards are valued based upon the market value of the Company’s Common Stock on the date of grant. During October 2016, awards for approximately 1.4 million shares of restricted stock were granted under the Omnibus Incentive Plan. These restricted shares will vest over a three-year period. In 2017, awards for approximately 0.6 million shares were granted, which will vest over a period of approximately 2.5 years. The Successor Company recognized share-based compensation expense related to its restricted stock awards of $6.8 million and $10.4 million, net of $0.8 million and $1.3 million capitalized, for the three and six-month periods ended June 30, 2017, respectively. Share-based compensation expense for the six-month period ended June 30, 2017, includes $1.8 million accrued for the accelerated vesting of 0.1 million restricted common stock awards to be processed in the second half of 2017. The following table presents a summary of the Successor Company’s unvested restricted stock awards.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2016	1,407	$24.32
Granted	640	$20.04
Vested	(368)	$22.17
Forfeited / Canceled	(64)	$23.70
Unvested restricted shares outstanding at June 30, 2017	1,615	$23.14

As of June 30, 2017, the Successor Company’s unrecognized compensation cost related to unvested restricted stock awards was $28.9 million. The remaining weighted-average contractual period over which this compensation cost may be recognized is 2.2 years. The Successor Company’s restricted stock awards are equity-classified awards.

Performance Share Units. In February 2017, the Company granted performance share units which vest upon completion of the performance period, which is January 1, 2017 through June 30, 2019. The performance share units will be settled in Common Stock, up to a maximum of approximately 0.4 million shares of Common Stock, provided the required performance measures are met. The shares are valued based on one share of the Company Common Stock per performance share unit as awarded based on the Company’s performance relative to certain performance and market conditions. The Company’s performance share units are equity-classified awards. There was no significant activity related to the Company’s outstanding unvested performance share units during the three and six-month periods ended June 30, 2017.

Successor Incentive-Based Compensation

Performance Units. In October 2016, the Company granted performance units which will vest over a three-year period and will be settled in cash, provided the required performance measures are met. The performance units were issued at a value of $100 each and the value at vesting will be determined by annual scorecard results. The Company’s performance units are liability-classified awards. There was no significant activity related to the Company’s outstanding unvested performance units during the three and six-month periods ended June 30, 2017.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Predecessor Share-Based Compensation

Restricted Common Stock Awards. The Predecessor Company’s restricted common stock awards generally vested over a four-year period, subject to certain conditions, and were valued based upon the market value of the Company’s common stock on the date of grant. For the three and six-month periods ended June 30, 2016, the Company recognized share-based compensation expense of $2.0 million and $9.4 million, net of $0.5 million and $1.2 million capitalized, respectively. Share-based compensation expense for the six-month period ended June 30, 2016, included $5.4 million for the accelerated vesting of 1.3 million restricted common stock awards related to the Predecessor Company’s reduction in workforce during the first quarter of 2016. There was no significant activity related to the Predecessor Company’s then-outstanding restricted stock units, performance units and performance share units during the three and six-month periods ended June 30, 2016. The following table presents a summary of the Predecessor Company’s unvested restricted stock awards.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2015	5,626	$4.85
Granted	—	$—
Vested	(2,458)	$5.90
Forfeited / Canceled	(153)	$6.25
Unvested restricted shares outstanding at June 30, 2016	3,015	$3.92

12. Subsequent Events

On July 27, 2017, the Company entered into a $200.0 million drilling participation agreement with a private investment fund (the “Counterparty”) to develop new horizontal wells on the Company’s undeveloped leasehold acreage within the Meramec formation in Major and Woodward Counties in Oklahoma (the “NW STACK”). This is a wellbore only drilling program, and the Company will operate wells developed under this agreement. Pursuant to the terms of the agreement, the Counterparty will fund 90% of the net exploration and development costs, up to $100.0 million in the first tranche, in exchange for an initial 80% net working interest in each new well, subject to reversionary hurdles. As a result, the Company will receive a 20% net working interest after funding 10% of the exploration and development costs related to the subject wells. The parties will also have the option to fund a second $100.0 million tranche, subject to mutual agreement.

The drilling participation agreement will become fully effective upon confirmation of certain accounting treatment matters.

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

The financial information with respect to the three and six-month periods ended June 30, 2017, and 2016, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on exploration and production activities in the U.S. Mid-Continent and North Park Basin of Colorado.

Voluntary Reorganization Under Chapter 11

On May 16, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Debtors’ Chapter 11 Cases were consolidated for procedural purposes only and are jointly administered under the caption In re: SandRidge Energy Inc., et al. The Bankruptcy Court confirmed the Debtors’ joint plan of reorganization on September 9, 2016, and we subsequently emerged from bankruptcy on October 4, 2016.

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

See “Note 5 - Long-Term Debt” and “Note 8 - Equity” to the accompanying unaudited condensed consolidated financial statements for additional information on the transactions noted above.

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

Operational Activities

Operational activities for the three and six-month periods ended June 30, 2017, and 2016 include the following:

•
Total production for the three-month period ended June 30, 2017, was comprised of approximately 27.2% oil, 49.1% natural gas and 23.7% NGLs compared to 28.3% oil, 48.7% natural gas and 23.0% NGLs in the same period of 2016. Total production for the six-month period ended June 30, 2017, was comprised of approximately 27.9% oil, 49.2% natural gas and 22.9% NGLs compared to 29.0% oil, 49.5% natural gas and 21.5% NGLs in the same period of 2016.

•	Increased total rigs drilling to four at June 30, 2017, from two at June 30, 2016.

•
Drilled four and five wells, respectively, in the Mid-Continent during the three and six-month periods ended June 30, 2017, compared to three and ten wells drilled during the same periods in 2016, respectively. Drilled two wells in the North Park Basin during the three and six-month periods ended June 30, 2017, compared to drilling seven and ten wells during the same periods in 2016, respectively.

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

•
On February 10, 2017, we acquired approximately 13,000 net acres in Woodward County, Oklahoma for approximately $47.7 million in cash. Also included in the acquisition were working interests in four wells previously drilled on the acreage.

Recent Transactions

As discussed in “Note 12 - Subsequent Events,” in July 2017, we entered into a $200.0 million drilling participation agreement with a Counterparty to jointly develop new horizontal wells on a wellbore only basis within certain dedicated sections of our undeveloped NW STACK leasehold acreage. If this agreement is declared effective, the Counterparty will pay 90% of the net exploration and development costs, up to $100.0 million in the first tranche, in exchange for an initial 80% net working interest in each new well, subject to certain reversionary hurdles. As a result, we will receive a 20% net working interest after funding 10% of the exploration and development costs related to the subject wells. This will allow us to spend minimal additional capital while accelerating the delineation of our position in the NW STACK, adding reserves, realizing further efficiencies and holding additional acreage by production. We will operate all of the wells jointly developed under this agreement and will retain sole discretion as to the number, location and schedule of wells drilled.

Outlook

Based on the successful results of our drilling program in the North Park Basin and NW STACK during the first half of 2017, we have increased our 2017 capital expenditures budget to a range between $250.0 million and $260.0 million from the original range of $210.0 million to $220.0 million. The increase in capital expenditures will allow for continued development of these assets in the fourth quarter of 2017 by funding (i) the establishment of two federal units and additional infrastructure in our North Park acreage, and (ii) the acquisition of 3D seismic and core analysis to support our NW STACK drilling program.

Although no impairment was indicated for our oil and natural gas properties during the second quarter of 2017, the current commodity price environment has resulted in the impairment of a significant portion of our oil and natural gas properties over recent reporting periods. The SEC-mandated historical twelve-month unweighted average prices at June 30, 2017, were $45.42 per barrel of oil and $3.01 per Mcf of natural gas. Applying the actual July 1, 2017 and August 1, 2017 benchmark commodities prices, the twelve-month unweighted average prices would be $45.94 per barrel of oil and $3.00 per Mcf of natural gas through August 2017.

Consolidated Results of Operations

The majority of our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGLs. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGLs we produce, our ability to find and economically develop and produce our reserves, and changes in the fair value of our commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average New York Mercantile Exchange (“NYMEX”) prices for oil and natural gas during the three and six-month periods ended June 30, 2017, and 2016 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (per Bbl)	$48.15	$45.64	$49.95	$39.78
Natural gas (per Mcf)	$3.14	$2.25	$3.10	$2.12

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

Oil, Natural Gas and NGL Production and Pricing

Set forth in the table below is production and pricing information for the Successor Company and the Predecessor Company for the three and six-month periods ended June 30, 2017, and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Production data (in thousands)
Oil (MBbls)	1,042	1,408	2,176	3,033
NGL (MBbls)	907	1,144	1,794	2,255
Natural gas (MMcf)	11,267	14,536	23,033	31,045
Total volumes (MBoe)	3,827	4,974	7,809	10,462
Average daily total volumes (MBoe/d)	42.1	54.7	43.1	57.5
Average prices—as reported(1)
Oil (per Bbl)	$46.04	$41.70	$47.68	$34.33
NGL (per Bbl)	$14.49	$13.36	$15.37	$12.06
Natural gas (per Mcf)	$2.08	$1.49	$2.23	$1.57
Total (per Boe)	$22.09	$19.23	$23.40	$17.21
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$49.15	$56.82	$49.31	$49.91
NGL (per Bbl)	$14.49	$13.36	$15.37	$12.06
Natural gas (per Mcf)	$2.09	$1.47	$2.19	$1.54
Total (per Boe)	$22.97	$23.44	$23.74	$21.65
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivative transactions.

(2)	Excludes settlements of commodity derivative contracts prior to their contractual maturity.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2017, and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	Successor		Predecessor		Successor		Predecessor
	2017		2016		2017		2016
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	3,524	92.1%	4,703	94.5%	7,197	92.2%	9,869	94.3%
North Park Basin	172	4.5%	108	2.2%	345	4.4%	159	1.5%
Permian Basin	131	3.4%	163	3.3%	267	3.4%	336	3.2%
Other	—	—%	—	—%	—	—%	98	1.0%
Total	3,827	100.0%	4,974	100.0%	7,809	100.0%	10,462	100.0%

Revenues

Consolidated revenues for the Successor Period and Predecessor Period are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Oil	$47,978	$58,710	$103,760	$104,125
NGL	13,138	15,287	27,571	27,205
Natural gas	23,430	21,665	51,364	48,707
Other	305	3,759	506	9,716
Total revenues	$84,851	$99,421	$183,201	$189,753

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six-month periods ended June 30, 2017, and 2016 are shown in the tables below (in thousands):

	Three Months Ended June 30	Six Months Ended June 30
2016 oil, natural gas and NGL revenues	$95,662	$180,037
Change due to production volumes	(23,311)	(47,532)
Change due to average prices	12,195	50,190
2017 oil, natural gas and NGL revenues	$84,546	$182,695

Revenues from oil, natural gas and NGL sales decreased $11.1 million, or 11.6% for the three-month period ended June 30, 2017, compared to the same period in 2016, largely due to a 1.1 MMBoe decrease in total production, primarily due to natural declines in existing producing wells, as well as a decrease in the number of new wells drilled in 2017 compared to 2016. This decrease was partially offset by an increase in average prices received for our oil, natural gas and NGL production. Revenues from oil, natural gas and NGL sales increased slightly by $2.7 million, or 1.5%, for the six-month period ended June 30, 2017, compared to the same period in 2016, primarily due to an increase in the average prices received for our oil, natural gas, and NGL production, which was largely offset by declines in production as noted above. Additionally, the average prices received for production in the 2017 periods include the effects of the Successor Company’s election to include transportation deductions in revenues for the Successor Periods as discussed below.

Other revenues in the 2016 periods primarily include drilling and oilfield services and marketing and midstream sales, which largely decreased due to discontinuing all remaining drilling and oilfield services operations in 2016, and transferring substantially all oil and natural gas properties and midstream assets located in the Piñon field in the WTO to Occidental in January 2016.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Production	$25,209	$42,686	$50,232	$89,968
Production taxes	2,653	2,121	5,829	3,829
Depreciation and depletion—oil and natural gas	27,038	27,952	51,609	60,278
Depreciation and amortization—other	3,493	6,974	7,330	13,809
Accretion of asset retirement obligations	2,439	1,387	4,848	2,975
Impairment	446	253,629	2,977	363,743
General and administrative	23,769	31,024	43,707	105,302
(Gain) loss on derivative contracts	(23,543)	7,969	(57,726)	5,161
Loss on settlement of contract	—	1,092	—	90,184
Other operating (income) expense	(1)	(103)	267	3,369
Total expenses	$61,503	$374,731	$109,073	$738,618

Production expense includes costs associated with our exploration and production activities, including, but not limited to, lease operating expense and treating costs. Production costs per Boe decreased to $6.59 and $6.43 for the three and six-month periods ended June 30, 2017, from $8.58 per Boe and $8.60 per Boe for the same 2016 periods, respectively, primarily due to (i) controlled reductions in expenditures for electricity, chemicals and various other costs, and (ii) the Successor Company’s presentation of transportation costs totaling $6.7 million and $13.7 million as a reduction from revenues for the three and six-month periods ended June 30, 2017, compared to the Predecessor Company’s presentation of transportation costs totaling $8.7 million and $18.2 million as production expenses for the same 2016 periods, respectively.

Depreciation and depletion for our oil and natural gas properties decreased by $0.9 million and $8.7 million for the three and six-month periods ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the decrease in production. This decrease in production was partially offset by an increase in the average depreciation and depletion rate per Boe to $7.07 and $6.61 for the three and six-month periods ended June 30, 2017, compared to $5.62 and $5.76 for the same 2016 periods, respectively. The higher rates resulted largely from an increase in anticipated future development costs associated with proved undeveloped reserves added in the fourth quarter of 2016 and the second quarter of 2017, which were partially offset by a full cost ceiling impairment recorded in the fourth quarter of 2016.

Depreciation and amortization - other decreased primarily due to the transfer of substantially all midstream assets to Occidental in January 2016, as well as the sale of various corporate assets during 2016 and 2017.

Impairment for the three and six-month periods ended June 30, 2017, reflects the write-down of remaining drilling and services assets classified as held for sale to net realizable value.

Impairment for the three and six-month periods ended June 30, 2016, primarily reflects full cost ceiling limitation impairments of $251.0 million and $359.4 million, respectively, which largely resulted from a decrease in the twelve-month weighted average oil and natural gas prices in the first and second quarters of 2016. No such impairments were necessary in 2017.

General and administrative expenses decreased $7.3 million, or 23.4% for the three-month period ended June 30, 2017, from the same period in 2016 due primarily to (i) a decrease of $10.6 million in professional services costs due to incurring significant consultant and legal fees in the 2016 period in contemplation of the Company’s restructuring, and (ii) a $2.9 million decrease in net salary costs largely resulting from reductions in force during the first and fourth quarters of 2016. These decreases were partially offset by an increase of $4.9 million in severance costs incurred due primarily to the departure of an executive.

General and administrative expenses decreased $61.6 million, or 58.5% for the six-month period ended June 30, 2017, from the same period in 2016 due primarily to (i) a decrease of $23.6 million in professional services costs due to incurring significant consultant and legal fees in the 2016 period in contemplation of the Company’s restructuring, (ii) the 2016 period including the write-off of a $16.7 million joint interest account receivable due to the determination that its collection was doubtful at March 31, 2016, (iii) a decrease of $13.5 million in severance costs incurred due primarily to a reduction in force that occurred during the first quarter of 2016, and (iv) an $8.6 million decrease in net salary costs largely resulting from reductions in force during the first and fourth quarters of 2016.

We recorded (gain) loss on commodity derivative contracts of $(23.5) million and $8.0 million for the three-month periods ended June 30, 2017, and 2016, respectively, which include net cash receipts upon settlement of $3.3 million and $32.4 million, respectively. We recorded (gain) loss on commodity derivative contracts of $(57.7) million and $5.2 million for the six-month periods ended June 30, 2017, and 2016, respectively, which include net cash receipts upon settlement of $2.7 million and $58.0 million, respectively. Included in the net cash receipts for the three and six-month periods ended June 30, 2016 are $11.5 million of cash receipts related to early settlements.

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

Loss on settlement of contract for the six-month period ended June 30, 2016, includes a $78.9 million loss resulting from the termination of a gas treating and CO2 delivery agreement with Occidental as well as a loss of $11.2 million recorded for the cease-use of transportation agreements that supported production from the Piñon field.

Other operating expenses primarily include drilling and oilfield services costs which largely decreased due to discontinuing all remaining drilling and oilfield services operations in 2016.

Other Income (Expense), Taxes and Net Income (Loss)

The Company’s other (expense) income, taxes and net income (loss) for the three and six-month periods ended June 30, 2017, and 2016 are presented in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Other (expense) income
Interest expense	$(946)	$(41,605)	$(1,885)	$(122,756)
(Loss) gain on extinguishment of debt	—	(152)	—	41,179
Reorganization items	—	(200,918)	—	(200,918)
Other income, net	1,055	2,077	2,025	2,230
Total other income (expense)	109	(240,598)	140	(280,265)
Income (loss) before income taxes	23,457	(515,908)	74,268	(829,130)
Income tax expense	(42)	3	(39)	7
Net income (loss)	$23,499	$(515,911)	$74,307	$(829,137)

Interest expense for the three and six-month periods ended June 30, 2017, and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Interest expense
Interest expense on debt	$1,268	$40,451	$2,485	$119,553
Amortization of debt issuance costs, discounts and premium	(78)	2,367	(153)	7,730
Gain on long-term debt holder conversion feature	—	—	—	(1,324)
Capitalized interest	—	(616)	—	(2,032)
Total	1,190	42,202	2,332	123,927
Less: interest income	(244)	(597)	(447)	(1,171)
Total interest expense	$946	$41,605	$1,885	$122,756

Total interest expense decreased $40.7 million and $120.9 million for the three and six-month periods ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to recording interest expense on the Senior Secured Notes, Senior Unsecured Notes, and senior credit facility in the 2016 periods. The senior notes were canceled upon our emergence from Chapter 11 in the fourth quarter of 2016 and amounts outstanding under the First Lien Exit Facility were also repaid in full in the fourth quarter of 2016. There were no new borrowings on either the First Lien Exit Facility or the Credit Facility during 2017.

We recognized a gain on extinguishment of debt of $41.2 million for the six-month period ended June 30, 2016, in connection with the exchange of certain of our Convertible Senior Unsecured Notes, including outstanding accrued interest on these notes, for shares of the Predecessor Company’s common stock.

See “Note 5 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional discussion of our long-term debt transactions in 2017 and 2016.

Liquidity and Capital Resources

As of June 30, 2017, our cash and cash equivalents, excluding restricted cash, were $148.4 million. Additionally, we had approximately $37.7 million in total debt outstanding and $7.8 million in outstanding letters of credit. As of July 31, 2017, the Company had approximately $145.2 million in cash and cash equivalents, excluding restricted cash, an undrawn Credit Facility, and $7.1 million in outstanding letters of credit, which reduce the amount available under the Credit Facility.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2017 include cash flow from operations, cash on hand and amounts available under our Credit Facility, as discussed in “—Credit Facility” below.

Our working capital surplus increased to $52.9 million at June 30, 2017, compared to $43.5 million at December 31, 2016, largely due to fluctuations in the timing and amount of collections of receivables and a change in the current derivative liability due to a decrease in oil and gas futures prices compared to contract prices on open contracts at June 30, 2017, as well as contract settlements that occurred in the first six months of 2017. Additionally, $50.0 million in restricted collateral funds were released to us in conjunction with refinancing the First Lien Exit Facility in February 2017, and approximately $47.7 million in cash was used to acquire oil and natural gas properties in the first quarter of 2017.

As noted in “— Outlook,” we have increased our 2017 capital expenditures budget to a range between $250.0 million and $260.0 million from the original range of $210.0 million to $220.0 million. The increase in budgeted capital expenditures is expected to be largely offset by continued declining production costs, an increase in expected production in the second half of 2017, and asset sales through June 30, 2017, resulting in an insignificant impact to future liquidity. Management intends to fund 2017 capital expenditures using cash flow from operations, cash on hand and, if necessary, borrowings under the Credit Facility discussed below.

Cash Flows

Our cash flows from operations, and therefore our ability to fund our capital expenditures, are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2015 through June 2017, the month-end NYMEX settled price for oil fluctuated between a high of $60.30 per Bbl in May 2015 and a low of $33.62 per Bbl in January 2016, and the month-end NYMEX settled price for gas fluctuated between a high of $3.93 per MMBtu in January 2017 and a low of $1.71 per MMBtu in March 2016.

Our cash flows for the six-month periods ended June 30, 2017, and 2016 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	Successor	Predecessor
	2017	2016
Cash flows provided by (used in) operating activities	$103,932	$(139,041)
Cash flows used in investing activities	(122,384)	(110,908)
Cash flows (used in) provided by financing activities	(4,379)	448,527
Net (decrease) increase in cash and cash equivalents	$(22,831)	$198,578

Cash Flows from Operating Activities

The $243.0 million increase in operating cash flows for the six-month period ended June 30, 2017, compared to the same period in 2016, is primarily due to (i) a reduction in cash paid for interest expense, (ii) a reduction in general and administrative expenses, (iii) a reduction in production expenses, and (iv) cash payments made in the 2016 period to certain holders of the Convertible Notes who elected to convert their notes into shares of the Predecessor Company’s stock. These increases were partially offset by a decrease in cash received for the settlement of derivatives. See “—Consolidated Results of Operations” for further analysis of these changes.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proved reserves, which is typical in the capital-intensive oil and natural gas industry. During the six-month period ended June 30, 2017, cash flows used in investing activities included the acquisition of 13,000 net acres in Woodward County, Oklahoma for approximately $47.7 million in cash and capital expenditures for exploration and production, which were partially offset by proceeds from the sale of various non-core oil and natural gas properties and certain drilling equipment previously classified as held for sale. During the six-month period ended June 30, 2016, cash flows used in investing activities primarily consisted of capital expenditures for exploration and production activities. Capital expenditures for the six-month periods ended June 30, 2017, and 2016 are summarized on an accrual basis below (in thousands):

	Six Months Ended June 30,
	Successor	Predecessor
	2017	2016
Capital Expenditures
Exploration and production	$95,234	$105,049
Other - operating	608	2,190
Other - corporate	1,402	2,393
Capital expenditures, excluding acquisitions	97,244	109,632
Acquisitions	48,236	1,397
Total	$145,480	$111,029

Capital expenditures, excluding acquisitions, for exploration and production activities decreased in the 2017 period compared to the 2016 period due primarily to a decrease in drilling activity.

Cash Flows from Financing Activities

Our financing activities used $4.4 million of cash for the six-month period ended June 30, 2017, which consisted of the purchase of common stock upon the vesting of employee share-based compensation awards and deferred financing costs incurred on the Credit Facility. Our financing activities provided approximately $448.5 million during the six-month period ending June 30, 2016, primarily due to net borrowings under the senior credit facility in the first quarter of 2016.

Indebtedness

Long-term debt consists of the following at June 30, 2017 (in thousands):

Credit Facility	$—
Building Note	37,679
Total Debt	$37,679

Credit Facility

On February 10, 2017, the First Lien Exit Facility was refinanced into a new $600.0 million Credit Facility with a $425.0 million borrowing base. The Credit Facility agreement had the following impacts:

•	increased the principal amount of commitments to $600.0 million from $425.0 million;

•	extended the maturity date to March 31, 2020, from February 4, 2020;

•	borrowing base determinations now include our proportionately consolidated share of proved reserves held by the Royalty Trusts;

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

Beginning with the quarter ended June 30, 2017, the Credit Facility requires the Company to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. As of and during the three-month period ended June 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Facility.

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

Building Note
On the Emergence Date, the Company entered into the Building Note, which had an initial principal amount of $35.0 million and is secured by first priority mortgages on the Company’s real estate in Oklahoma City, Oklahoma. The Building Note was recorded at fair value ($36.6 million) upon implementation of fresh start accounting. Interest is payable on the Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest on the Building Note was initially payable in kind. Approximately $1.3 million in in-kind interest costs were added to the Building Note principal from the Emergence Date through May 11, 2017, which was 90 days after the refinancing of the First Lien Exit Facility. Interest became payable thereafter in cash. The Building Note matures on October 2, 2021, and became prepayable in whole or in part without premium or penalty upon the refinancing of the First Lien Exit Facility.
See “Note 5 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company’s debt.
Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2016, the Company’s contractual obligations included long-term debt obligations, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds.

Other than the conversion of the Convertible Notes discussed in “—Overview,” there were no other significant changes in contractual obligations and off-balance sheet arrangements from those reported in the 2016 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Form 10-K. For a discussion of recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2017.

Valuation Allowance

Upon emergence from bankruptcy and the application of fresh start accounting, our tax basis in property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had a significant U.S. Federal net operating loss of approximately $1.3 billion remaining after the attribute reduction caused by the restructuring transactions. As such, the Successor Company had significant deferred tax assets to consume upon emergence. We considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against our net deferred tax asset upon emergence and maintained the valuation allowance for the subsequent periods through March 31, 2017.

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

We had a presumption of cumulative negative earnings upon emergence from bankruptcy for the purpose of evaluating the need for a valuation allowance and experienced negative earnings for the period from the Emergence Date through December 31, 2016. We had positive earnings for the six-month period ended June 30, 2017, but not in an amount sufficient to result in cumulative positive earnings. The existence of or presumption of cumulative negative earnings is not a definitive factor in a determination to maintain a valuation allowance as all available evidence should be considered, however it is a significant piece of negative evidence in our analysis.

Our revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas. The markets for these commodities continue to be volatile. Relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond our control. Due to these factors, we have placed a lower weight on the prospects of future earnings in our overall analysis of the valuation allowance for the period ended June 30, 2017.

In determining whether to maintain the valuation allowance at June 30, 2017, we concluded that the objectively verifiable negative evidence of the presumption of cumulative negative earnings upon emergence and actual cumulative negative earnings for the Successor Company period ending June 30, 2017, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, we have not changed our judgment regarding the need for a full valuation allowance against our net deferred tax asset for the period ending June 30, 2017. The valuation allowance against our net deferred tax asset at December 31, 2016 was $1.0 billion.

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

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2017, our commodity derivative contracts consisted of fixed price swaps under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

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

At June 30, 2017, our open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2017 - December 2017	1,656	$52.24
January 2018 - December 2018	1,825	$55.34

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2017 - December 2017	16,560	$3.20
January 2018 - December 2018	16,400	$3.15

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

We recorded (gain) loss on commodity derivative contracts of $(23.5) million and $8.0 million for the three-month periods ended June 30, 2017, and 2016, respectively, which include net cash receipts upon settlement of $3.3 million and $32.4 million, respectively. We recorded (gain) loss on commodity derivative contracts of $(57.7) million and $5.2 million for the six-month periods ended June 30, 2017, and 2016, respectively, which include net cash receipts upon settlement of $2.7 million and $58.0 million, respectively. Included in the net cash receipts for the three and six-month periods ended June 30, 2016, are $11.5 million of cash receipts related to early settlements.

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender under the Credit Facility can be offset against amounts owed, if any, to such counterparty. As of June 30, 2017, the counterparties to our open commodity derivative contracts consisted of seven financial institutions, all of which are also lenders under our Credit Facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

Interest Rate Risk. We are exposed to interest rate risk on our Credit Facility. This variable interest rate on our Credit Facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had no outstanding variable rate debt as of June 30, 2017.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On October 14, 2016, Lisa West and Stormy Hopson filed an amended class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Exploration and Production, LLC, among other defendants. In their amended complaint, plaintiffs asserted various tort claims seeking relief for damages, including the reimbursement of past and future earthquake insurance premiums, resulting from seismic activity allegedly caused by the defendants’ operation of wastewater disposal wells. The court dismissed the plaintiffs’ amended complaint on May 12, 2017, but permitted the plaintiffs to file a second amended complaint. On July 18, 2017, the plaintiffs filed a second amended class action complaint making allegations substantially similar to those contained in the amended complaint that was previously dismissed. An estimate of reasonably possible losses associated with this action cannot be made at this time. The Company has not established any reserves relating to this action.

In addition to the matter described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2016 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
April 1, 2017 — April 30, 2017	—	$—	N/A	N/A
May 1, 2017 — May 31, 2017	—	$—	N/A	N/A
June 1, 2017 — June 30, 2017	85,253	$17.21	N/A	N/A
Total	85,253		—
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
Julian Bott Executive Vice President and Chief Financial Officer
Date: August 7, 2017

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
10.1.6	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan					*
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*