Form 10-Q
period 2018-03-31
SANDRIDGE ENERGY INC
filed 2018-05-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 1, 2018, was 35,404,379.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of SandRidge Mississippian Trust I, SandRidge Mississippian Trust II and SandRidge Permian Trust (collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning the Company’s capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations and financial performance and condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2018

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$27,013	$99,143
Restricted cash - other	2,165	2,165
Accounts receivable, net	67,992	71,277
Derivative contracts	—	1,310
Prepaid expenses	4,241	5,248
Other current assets	11,288	15,954
Total current assets	112,699	195,097
Oil and natural gas properties, using full cost method of accounting
Proved	1,103,921	1,056,806
Unproved	91,793	100,884
Less: accumulated depreciation, depletion and impairment	(486,645)	(460,431)
	709,069	697,259
Other property, plant and equipment, net	216,865	225,981
Other assets	1,343	1,290
Total assets	$1,039,976	$1,119,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$118,866	$139,155
Derivative contracts	19,952	10,627
Asset retirement obligations	40,943	41,017
Other current liabilities	425	8,115
Total current liabilities	180,186	198,914
Long-term debt	—	37,502
Derivative contracts	5,143	3,568
Asset retirement obligations	37,398	36,527
Other long-term obligations	3,809	3,176
Total liabilities	226,536	279,687
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,560 issued and outstanding at March 31, 2018 and 35,650 issued and outstanding at December 31, 2017	36	36
Warrants	88,500	88,500
Additional paid-in capital	1,052,718	1,038,324
Accumulated deficit	(327,814)	(286,920)
Total stockholders’ equity	813,440	839,940
Total liabilities and stockholders’ equity	$1,039,976	$1,119,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Oil, natural gas and NGL	$86,966	$98,149
Other	162	201
Total revenues	87,128	98,350
Expenses
Production	24,713	25,023
Production taxes	4,700	3,176
Depreciation and depletion—oil and natural gas	27,997	26,980
Depreciation and amortization—other	3,153	3,837
Impairment	4,170	2,531
General and administrative	14,022	19,538
Shareholder activism costs	407	—
Employee termination benefits	31,587	400
Loss (gain) on derivative contracts	18,330	(34,183)
Other operating expense	16	268
Total expenses	129,095	47,570
(Loss) income from operations	(41,967)	50,780
Other (expense) income
Interest expense, net	(948)	(939)
Gain on extinguishment of debt	1,151	—
Other income, net	873	970
Total other income	1,076	31
(Loss) income before income taxes	(40,891)	50,811
Income tax expense	3	3
Net (loss) income	$(40,894)	$50,808
(Loss) earnings per share
Basic	$(1.18)	$1.90
Diluted	$(1.18)	$1.90
Weighted average number of common shares outstanding
Basic	34,575	26,801
Diluted	34,575	26,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2018
Balance at December 31, 2017	35,650	$36	6,570	$88,500	$1,038,324	$(286,920)	$839,940
Issuance of stock awards, net of cancellations	(90)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,055	—	16,055
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1,661)	—	(1,661)
Net loss	—	—	—	—	—	(40,894)	(40,894)
Balance at March 31, 2018	35,560	$36	6,570	$88,500	$1,052,718	$(327,814)	$813,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(40,894)	$50,808
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for doubtful accounts	(335)	—
Depreciation, depletion and amortization	31,150	30,817
Impairment	4,170	2,531
Debt issuance costs amortization	117	78
Amortization of premiums and discounts on debt	(47)	(75)
Gain on extinguishment of debt	(1,151)	—
Loss (gain) on derivative contracts	18,330	(34,183)
Cash paid on settlement of derivative contracts	(6,119)	(638)
Stock-based compensation	15,872	3,261
Other	(235)	360
Changes in operating assets and liabilities	9,549	11,277
Net cash provided by operating activities	30,407	64,236
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(65,527)	(43,686)
Acquisition of assets	—	(48,073)
Proceeds from sale of assets	955	10,203
Net cash used in investing activities	(64,572)	(81,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	(36,304)	—
Debt issuance costs	—	(1,488)
Cash paid for tax withholdings on vested stock awards	(1,661)	(1,424)
Net cash used in financing activities	(37,965)	(2,912)
NET DECREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(72,130)	(20,232)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	101,308	174,071
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$29,178	$153,839
Supplemental Disclosure of Noncash Investing and Financing Activities
Change in accrued capital expenditures	$28,258	$2,954
Equity issued for debt	$—	$(268,779)

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

Interim Financial Statements. The unaudited condensed consolidated financial statements as of December 31, 2017, have been derived from and should be read in conjunction with the audited financial statements and notes contained in the Company’s 2017 Form 10-K. The unaudited condensed consolidated financial statements were also prepared in accordance with the accounting policies stated in the 2017 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. For a description of the Company’s significant accounting policies, see Note 3 of the consolidated financial statements included in the 2017 Form 10-K as well as the items noted below.

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

Recent Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 to January 1, 2018, for the Company, with early adoption permitted in 2017. The ASU must be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. The Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all the related amendments (the “new revenue standard”) on January 1, 2018, using the modified retrospective transition method. See Note 2 for further discussion of the adoption of the new revenue standard.

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
(Unaudited)

related disclosures upon adoption.

The FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic: 610-20): Clarifying the Scope of Asset Derecognition Guidance and the Accounting for Partial Sales of Nonfinancial
Assets,” which helps filers determine the guidance applicable for gain/loss recognition subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The amendments also clarify that the derecognition of all businesses except those related to conveyances of oil and gas rights or contracts with customers should be accounted for in accordance with the derecognition and deconsolidation guidance in Topic 810, Consolidation. The Company adopted the ASU on January 1, 2018, using the modified retrospective transition method. Under this transition method the Company may elect to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. The Company elected to evaluate only contracts that are not completed contracts. As there were no uncompleted contracts at January 1, 2018, there was no impact to the Company’s consolidated financial statements and related disclosures upon adoption.

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

2. Revenues

The Company adopted the new revenue standard using the modified retrospective method for all contracts outstanding on January 1, 2018. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date, and the Company does not expect any further material impact to its consolidated financial statements on an ongoing basis as a result of adopting the new revenue standard. The Company has included the disclosures required by the new revenue standard below.

The following table disaggregates the Company’s revenue by source for the periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Oil	$53,335	$55,782
NGL	16,389	14,433
Natural gas	17,242	27,934
Other	162	201
Total revenues	$87,128	$98,350

Oil, natural gas and NGL revenues. A majority of the Company’s revenues come from sales of oil, natural gas and NGLs and are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline or the delivery point for on loading to a delivery truck. As the Company’s customers obtain control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

basis. Pricing for the Company’s oil, natural gas and NGL contracts is variable and is based on volumes sold multiplied by either an index price, net of deductions, or a percentage of the sales price obtained by the customer, which is also based on index prices. The transaction price is allocated on a pro-rata basis to each unit of oil, natural gas or NGL sold based on the terms of the contract. Oil, natural gas and NGL revenues are also recorded net of royalties, discounts and allowances, and transportation costs, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from revenues and are included in production tax expense in the consolidated statements of operations.

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month gas, NGL and crude oil prices. Estimated deductions for gas and NGLs are based on historical data, whereas the price to be received for crude oil is based on the contractual price. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of March 31, 2018, and December 31, 2017, the Company had revenues receivable of $29.9 million and $34.6 million, respectively, and did not record any bad debt expense on revenues receivable during the three-month period ended March 31, 2018. No other contract assets or liabilities were recorded as a result of adopting the new revenue standard.

Practical expedients and exemptions. The Company elected not to retrospectively restate contracts that were modified prior to January 1, 2017, and assumed that the contract terms in place at January 1, 2018 were in place from the inception of the contract.

The Company generally expenses certain insignificant costs when incurred rather than recognizing them as an asset because the amortization period would have been one year or less. Additionally, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Currently, the Company’s existing contracts do not contain financing components, but the Company has elected the practical expedient that allows financing components to be ignored if the difference between the performance and payment is less than one year for any future contracts that may contain financing components.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3. Employee Termination Benefits

The following table presents a summary of employee termination benefits for the three-month period ended March 31, 2018 (in thousands):

	Cash	Share-Based Compensation (3)	Number of Shares	Total Employee Termination Benefits
Executive Employee Termination Benefits (1)	$11,945	$9,114	554	$21,059
Other Employee Termination Benefits (2)	6,692	3,836	209	10,528
	$18,637	$12,950	763	$31,587
____________________

(1)
On February 8, 2018, the Company’s then current CEO, James Bennett, separated employment from the Company, and on February 22, 2018, the Company’s then current CFO, Julian Bott, also separated employment from the Company. In accordance with the terms of their respective employment agreements, the Company incurred cash severance costs and share-based compensation costs associated with the accelerated vesting of awards during the first quarter of 2018.

(2)
As a result of a reduction in workforce in the first quarter of 2018, certain employees received termination benefits including cash severance and accelerated share-based and incentive compensation vesting upon separation of service from the Company.

(3)
Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards and performance share units upon the departure of certain executives and the reduction in workforce in the first quarter of 2018 reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards and performance share units. One share of the Company’s common stock was issued per performance share unit.

Employee termination benefits including $9.9 million in cash severance are included in accounts payable and accrued expenses on the condensed consolidated balance sheets at March 31, 2018, and are expected to be paid out in the second quarter of 2018.

See Note 14 for additional discussion of the Company’s share-based compensation awards.

4. Acquisitions and Divestitures

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at March 31, 2018, and December 31, 2017. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment, classified as assets held for sale, and related impairments, which are calculated using Level 3 inputs, are discussed in Note 6.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 1 and Level 2 of the hierarchy as of March 31, 2018, and December 31, 2017, as described below.

Level 1 Fair Value Measurements

Investments. The fair value of investments, consisting of assets attributable to the Company’s non-qualified deferred compensation plan, is based on quoted market prices. Investments of $5.1 million are included in other current assets at December 31, 2017, in the unaudited condensed consolidated balance sheets. The Company’s non-qualified deferred compensation plan was terminated and all remaining investment balances were distributed to participants in January 2018.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

March 31, 2018

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$3,040	$—	$(3,040)	$—
	$—	$3,040	$—	$(3,040)	$—
Liabilities
Commodity derivative contracts	$—	$28,135	$—	$(3,040)	$25,095
	$—	$28,135	$—	$(3,040)	$25,095

December 31, 2017

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$5,582	$—	$(4,272)	$1,310
Investments	5,072	—	—	—	5,072
	$5,072	$5,582	$—	$(4,272)	$6,382
Liabilities
Commodity derivative contracts	$—	$18,467	$—	$(4,272)	$14,195
	$—	$18,467	$—	$(4,272)	$14,195
____________________
(1)Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Transfers. The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three-month periods ended March 31, 2018 and 2017.

Fair Value of Financial Instruments - Long-Term Debt

The Company measured the fair value of its $35.0 million initial principal note, as amended in February 2017, which was secured by first priority mortgages on the Company’s real estate in Oklahoma City, Oklahoma (the “Building Note”) using a discounted cash flow analysis, which is classified as a Level 2 input in the fair value hierarchy. The Company repaid the Building Note in full during the first quarter of 2018. The estimated fair values and carrying values of the Company’s long-term debt are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Building Note	$—	$—	$42,526	$37,502

See Note 8 for additional discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Oil and natural gas properties
Proved	$1,103,921	$1,056,806
Unproved	91,793	100,884
Total oil and natural gas properties	1,195,714	1,157,690
Less accumulated depreciation, depletion and impairment	(486,645)	(460,431)
Net oil and natural gas properties capitalized costs	709,069	697,259

Land	4,500	4,500
Electrical infrastructure	131,010	131,010
Other non-oil and natural gas equipment	20,016	26,809
Buildings and structures	79,548	79,548
Total	235,074	241,867
Less accumulated depreciation and amortization	(18,209)	(15,886)
Other property, plant and equipment, net	216,865	225,981
Total property, plant and equipment, net	$925,934	$923,240

The Company has approximately $11.0 million in assets classified as held for sale in the other current assets line of the accompanying consolidated balance sheet at March 31, 2018. Approximately $9.3 million of this total is related to one of the Company’s properties located in downtown Oklahoma City, OK, which was classified as held for sale in the fourth quarter of 2017 and is expected to be sold during the second quarter of 2018. The remaining balance largely consists of the Company’s midstream generator assets. These assets had a carrying value of $5.7 million which exceeded the estimated net realizable value of $1.6 million based on the expected sales prices obtained from third parties. As a result, the Company recorded an impairment of $4.1 million for the three-month period ended March 31, 2018. The Company expects to dispose of these assets within the next year.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accounts payable and other accrued expenses	$73,048	$94,406
Accrued interest	68	1,385
Production payable	21,925	18,059
Payroll and benefits (1)	21,808	21,475
Drilling advances	2,017	3,830
Total accounts payable and accrued expenses	$118,866	$139,155

____________________

(1)	Includes $9.9 million in employee termination benefits at March 31, 2018. See Note 3 for additional discussion of accrued employee termination benefits at March 31, 2018.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8. Long-Term Debt

Credit Facility. On February 10, 2017, the $425.0 million reserve-based revolving credit facility (the “First Lien Exit Facility”) was refinanced and replaced by a new $600.0 million credit facility (the “credit facility”). The borrowing base under the credit facility is $425.0 million. This borrowing base was reconfirmed during the April 2018 semi-annual redetermination. The next borrowing base redetermination is scheduled for October 1, 2018. The credit facility matures on March 31, 2020. The outstanding borrowings under the credit facility bear interest based on a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum, or (b) the base rate plus an applicable margin that varies from 2.00% to 3.00% per annum. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the credit facility. The Company has the right to prepay loans under the credit facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans. Upon refinancing of the First Lien Exit Facility, $50.0 million maintained in a restricted cash collateral account, as required by the terms of the First Lien Exit Facility, was released to the Company.

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

The credit facility requires the Company to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. The Company was in compliance with all applicable financial covenants under the credit facility as of March 31, 2018.

The credit facility contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Company was in compliance with these covenants as of March 31, 2018.

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

The Company had no amounts outstanding under the credit facility at March 31, 2018, and $6.7 million in outstanding letters of credit, which reduce availability under the credit facility on a dollar-for-dollar basis.

Building Note. On October 4, 2016 (the “Emergence Date”), the Company entered into the Building Note, which had an initial principal amount of $35.0 million. The Company repaid the Building Note in full during February 2018. The Building Note was recorded at a fair value of $36.6 million upon implementation of fresh start accounting. Prior to repayment, the resulting premium was being amortized to interest expense over the term of the Building Note. Upon repayment, the remaining unamortized premium of $1.2 million was recognized as a gain on extinguishment of debt in the unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2018. Interest was payable on the Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest costs were paid in kind and approximately $1.3 million in in-kind interest costs were added to the Building Note principal from the Emergence Date through May 11, 2017, which was 90 days after the refinancing of the First Lien Exit Facility. Interest became payable thereafter in cash. The Building Note was set to mature on October 2, 2021 and became prepayable in whole or in part without premium or penalty upon the refinancing of the First Lien Exit Facility. Net proceeds of $26.8 million received from the sale of the Building Note were subsequently remitted to unsecured creditors on the Emergence Date in accordance with the Debtors’ joint plan of reorganization (the “Plan”).

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

9. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. The Company has not designated any of its derivative contracts as hedges for accounting purposes and records all derivative contracts at fair value with changes in derivative contract fair values recognized as gain or loss on derivative contracts in the unaudited condensed consolidated statements of operations. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Commodity derivative contracts are settled on a monthly basis. On a quarterly basis, the commodity derivative contract valuations are adjusted to the mark-to-market valuation. At March 31, 2018, the Company’s commodity derivative contracts consisted of fixed price swaps under which the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The Company recorded loss (gain) on commodity derivative contracts of $18.3 million and $(34.2) million for the three-month periods ended March 31, 2018, and 2017, respectively, which include net cash payments upon settlement of $6.1 million and $0.6 million, respectively.

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of March 31, 2018, the counterparties to the Company’s open commodity derivative contracts consisted of five financial institutions, all of which are also lenders under the Company’s credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s credit facility.

The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the credit facility as of March 31, 2018, and December 31, 2017 (in thousands):

March 31, 2018

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$3,040	$(3,040)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$3,040	$(3,040)	$—	$—	$—
Liabilities
Derivative contracts - current	$22,992	$(3,040)	$19,952	$(19,952)	$—
Derivative contracts - noncurrent	5,143	—	5,143	(5,143)	—
Total	$28,135	$(3,040)	$25,095	$(25,095)	$—

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

December 31, 2017

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$5,582	$(4,272)	$1,310	$—	$1,310
Derivative contracts - noncurrent	—	—	—	—	—
Total	$5,582	$(4,272)	$1,310	$—	$1,310
Liabilities
Derivative contracts - current	$14,899	$(4,272)	$10,627	$(10,627)	$—
Derivative contracts - noncurrent	3,568	—	3,568	(3,568)	—
Total	$18,467	$(4,272)	$14,195	$(14,195)	$—

At March 31, 2018, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2018 - December 2018	2,749	$55.87
January 2019 - December 2019	1,825	$54.29

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2018 - December 2018	11,000	$3.11

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of March 31, 2018, and December 31, 2017, on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	March 31, 2018	December 31, 2017
Derivative assets
Natural gas price swaps	Derivative contracts-current	$3,040	$5,582
Derivative liabilities
Oil price swaps	Derivative contracts-current	(22,992)	(14,899)
Oil price swaps	Derivative contracts-noncurrent	(5,143)	(3,568)
Total net derivative contracts		$(25,095)	$(12,885)

See Note 5 for additional discussion of the fair value measurement of the Company’s derivative contracts.

10. Commitments and Contingencies

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

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business. Additionally, the Company has agreed to indemnify the Mississippian Trust I and Mississippian Trust II against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses arising out of certain legal matters as stipulated in the respective agreements with each Royalty Trust.

Restricted Cash. Restricted cash - other included on the unaudited condensed consolidated balance sheets at March 31, 2018, and December 31, 2017 is the cash portion of consideration set aside for future settlement of general unsecured claims related to the Chapter 11 proceedings in accordance with the Plan. The corresponding liability for future cash settlements of general unsecured claims is included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

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

The Company historically has depended on cash flows from operating activities and, as necessary, borrowings under its credit facility to fund its capital expenditures. Based on its cash balances, cash flows from operating activities and net borrowing availability under the credit facility, the Company expects to be able to fund its planned capital expenditures budget, working capital needs, and any potential debt service requirements for the next year; however, if oil or natural gas prices decline from current levels, they could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced.

11. Equity

Common Stock. At March 31, 2018, the Company had 35.6 million shares of common stock outstanding, including 0.9 million shares of unvested restricted stock awards, par value $0.001 per share, and 250.0 million shares of common stock authorized.

Shareholder Rights Plan. On November 26, 2017, the Company’s Board adopted a short-term shareholder rights plan, which was further amended on January 22, 2018, (the “Rights Plan”). The Rights Plan will be triggered only if a person or group of persons exceeds beneficial ownership of 15% or more of the Company’s common stock. The Company has recommended the ratification of the Rights Plan for approval by its shareholders at the Company’s 2018 annual meeting of shareholders. If ratified by the shareholders, the Rights Plan will expire on November 26, 2018. If the Rights Plan is not ratified, then it will terminate and cease to be effective.

Warrants. The Company has issued approximately 4.6 million Series A warrants and 1.9 million Series B warrants that are exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants, to certain holders of general unsecured claims as defined in the Plan. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components (in thousands):

	Three Months Ended March 31,
	2018	2017
Current
Federal	$—	$—
State	3	3
Total provision	$3	$3

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at March 31, 2018. Thus, the Company’s effective tax rate and expense for the three-month period ended March 31, 2018 continue to be low.

The “Tax Cuts and Jobs Act” (the “TCJA”) enacted in December 2017 includes significant changes to the taxation of business entities, most of which are effective for taxable years beginning after December 31, 2017. These changes include, among others, a permanent reduction to the corporate income tax rate from a maximum 35% to a flat 21% rate, expansion of expensing capital expenditures for a period of time, new limitations on the utilization of net operating losses, and limitations on the deduction of interest expense and executive compensation. We continue to evaluate the impact of the TCJA as new guidance and accounting interpretations become available and while adjustments to certain deferred tax assets may occur in 2018, we do not expect a material adjustment to the provisional amounts recorded in the periods ended December 31, 2017 or March 31, 2018.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 on October 4, 2016 that subjected certain of the Company’s tax attributes, including $1.9 billion of federal net operating loss carryforwards, to the IRC Section 382 limitation. This limitation is expected to result in a significant portion of our NOL carryforwards expiring unused. As such, the Company’s deferred tax asset associated with NOLs and corresponding valuation allowance were reduced in the period ended December 31, 2017. The limitation did not result in a current tax liability for the tax year ended December 31, 2017 or the three-month period ended March 31, 2018.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. (Loss) Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net (Loss) Income	Weighted Average Shares	(Loss) Earnings Per Share
	(In thousands, except per share amounts)
Three Months Ended March 31, 2018
Basic loss per share	$(40,894)	34,575	$(1.18)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(2)	—	—
Warrants(3)	—	—
Diluted loss per share	$(40,894)	34,575	$(1.18)
Three Months Ended March 31, 2017
Basic earnings per share	$50,808	26,801	$1.90
Effect of dilutive securities
Restricted stock awards(4)	—	—
Performance share units(4)	—	—
Warrants(3)	—	—
Diluted earnings per share	$50,808	26,801	$1.90
____________________

(1)
No incremental shares of potentially dilutive restricted stock awards were included for the three-month period ended March 31, 2018, as their effect was antidilutive under the treasury stock method. See Note 14 for discussion of the Company’s share and incentive-based compensation awards.

(2)
Performance share units covering an insignificant amount of shares for the three-month period ended March 31, 2018, were excluded from the computation of loss per share because their effect would have been antidilutive. See Note 14 for discussion of the Company’s share and incentive-based compensation awards.

(3)
No incremental shares of potentially dilutive warrants were included for the three-month periods ended March 31, 2018, or March 31, 2017, as their effect was antidilutive. See Note 14 for discussion of the Company’s share and incentive-based compensation awards.

(4)
No incremental shares of potentially dilutive restricted stock awards or performance share units were included for the three-month period ended March 31, 2017, as their effect was antidilutive under the treasury stock method. See Note 14 for discussion of the Company’s share and incentive-based compensation awards.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Share and Incentive-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The SandRidge Energy, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) became effective in October 2016. The Omnibus Incentive Plan authorizes the issuance of up to 4.6 million shares of SandRidge common stock to eligible persons including non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisers to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of the Company’s common stock, as well as certain cash-based awards. At March 31, 2018, the Company had restricted stock awards, performance share units and performance units outstanding under the Omnibus Incentive Plan.

Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares will generally vest over either a three-year period or two and a half year period. The Company recognized total share-based compensation expense related to its restricted stock awards of $14.6 million and $3.6 million, of which $0.2 million and $0.5 million were capitalized, for the three-month periods ended March 31, 2018 and 2017, respectively. Share-based compensation expense for the three-month period ended March 31, 2018, includes $4.0 million for the accelerated vesting of 0.2 million restricted common stock awards and $7.8 million accrued for the accelerated vesting of 0.4 million restricted common stock awards processed in the second quarter of 2018, related to the Company’s reduction in force during the first quarter of 2018. The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2017	1,105	$22.62
Granted	3	$15.45
Vested	(228)	$22.96
Forfeited / Canceled	(17)	$21.39
Unvested restricted shares outstanding at March 31, 2018	863	$22.53

As of March 31, 2018, the Company’s unrecognized compensation cost related to unvested restricted stock awards was $7.1 million. The remaining weighted-average contractual period over which this compensation cost may be recognized is 1.5 years. The aggregate intrinsic value of restricted stock that vested during the three months ended March 31, 2018 was approximately $3.4 million based on the stock price at the time of vesting.

Performance Share Units. In February 2017, the Company granted equity-classified awards in the form of performance share units, which will vest upon completion of the stated performance period from January 1, 2017 through June 30, 2019. The performance share units will be settled in shares of the Company’s common stock with one share of common stock being issued per performance share unit up to a maximum of approximately 0.4 million shares of common stock, provided the required performance measures are met. The shares are valued based on the Company’s performance relative to certain performance and market conditions. The Company recognized total share-based compensation expense related to its performance share units of $1.5 million, of which an insignificant amount was capitalized, for the three-month period ended March 31, 2018. Share-based compensation expense for the three-month period ended March 31, 2018, includes $0.4 million for the accelerated vesting of an insignificant amount of performance share units. Share-based compensation expense for the three-month period ended March 31, 2018, also includes $0.7 million accrued for the accelerated vesting of an insignificant amount of performance share units processed in the second quarter of 2018, related to the Company’s reduction in force during the first quarter of 2018. There was no significant activity related to the Company’s outstanding unvested performance share units during the three-month period ended March 31, 2017.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents a summary of the Company’s performance share units:

	Number of Units	Fair Value per Unit at March 31, 2018
	(In thousands)
Unvested performance share units outstanding at December 31, 2017	183
Granted	—
Vested	(36)
Forfeited / Canceled	(3)
Unvested performance share units outstanding at March 31, 2018	144	$19.94	-	$20.00

Incentive-Based Compensation

Performance Units. In October 2016, the Company granted liability-classified awards in the form of performance units which will vest over a three-year period and will be settled in cash, provided the required performance measures are met. The performance units were issued at a value of $100 each and the value at vesting will be determined by annual scorecard results. The Company recognized total incentive-based compensation expense related to its performance units of $3.5 million, of which an insignificant amount was capitalized, for the three-month period ended March 31, 2018. Incentive-based compensation expense for the three-month period ended March 31, 2018, includes $1.0 million for the accelerated vesting of an insignificant amount of performance units. Incentive-based compensation expense for the three-month period ended March 31, 2018, also includes $2.0 million accrued for the accelerated vesting of an insignificant amount of performance units processed in the second quarter of 2018, related to the Company’s reduction in force during the first quarter of 2018. At March 31, 2018, the liability related to performance units was $0.4 million. There was no significant activity related to the Company’s outstanding unvested performance units during the three-month period ended March 31, 2017. The following table presents a summary of the Company’s performance units:

	Number of Units	Fair Value per Unit at March 31, 2018
	(In thousands)
Unvested performance units outstanding at December 31, 2017	49
Granted	—
Vested	(10)
Forfeited / Canceled	(1)
Unvested performance units outstanding at March 31, 2018	38	$100.00

15. Subsequent Events

On April 13, 2018, Carl C. Icahn and certain affiliated entities (together, “Icahn”) delivered to the Company formal notice of its intention to nominate five directors for election to the Board at the Annual Meeting, and on April 24, 2018, Icahn filed a preliminary proxy statement to that effect. As a result of the contested election, we expect to incur significant costs during 2018, including a fee of approximately $4.0 million that will be paid to our strategic adviser in the second quarter of 2018, as well as other ancillary costs throughout the process.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2017 Form 10-K. Our discussion and analysis includes the following subjects:

•	Overview;

•	Consolidated Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies and Estimates

The financial information with respect to the three-month periods ended March 31, 2018, and 2017, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on exploration and production activities in the U.S. Mid-Continent and North Park Basin of Colorado.

Operational Activities

Operational activities for the three-month periods ended March 31, 2018, and 2017 include the following:

	Three Months Ended March 31,
	2018			2017
	Gross Wells Drilled	Net Wells Drilled	Average Rigs Drilling	Gross Wells Drilled	Net Wells Drilled	Average Rigs Drilling
Area
Mid-Continent (1)	6	1.4	1.6	1	1.0	1.3
North Park Basin	5	5.0	1.2	—	—	—
Total	11	6.4	2.8	1	1.0	1.3
____________________

(1)
Five wells in the 2018 period were drilled under the drilling participation agreement. Under this agreement, we are receiving a 20% net working interest after funding 10% of the exploration and development costs related to the subject wells.

Total production for the three-month period ended March 31, 2018, was comprised of approximately 28.9% oil, 49.3% natural gas and 21.8% NGLs compared to 28.5% oil, 49.2% natural gas and 22.3% NGLs in the same period of 2017.

Recent Events

•
On February 8, 2018, we announced the departure of James Bennett, President and CEO, and Julian Bott, Chief Financial Officer. We also announced the appointment of independent board member, Bill Griffin, as Interim President and Chief Executive Officer, the appointment of Chief Accounting Officer, Michael Johnson, as Interim Chief Financial Officer and the appointment of Sylvia K. Barnes as an independent director.

•	In February 2018, we carried out a reduction in our workforce which reduced corporate headcount by approximately 26%.

•
On April 18, 2018, we announced the appointment of Michael L. Bennett as Chairman of the Board of Directors, replacing John V. Genova, who resigned from the Board. We also announced the appointment of Kenneth H. Beer as an independent director.

Outlook

In the first quarter of 2018, we announced our revised strategic objectives to our shareholders which emphasize safety, operational excellence, financial discipline and a focus on maximizing asset value and risk-adjusted returns while capturing economic merger and acquisition opportunities, and instituted further changes to our organizational structure, as noted above. We expect these actions to substantially reduce our cash general and administrative expenses throughout 2018. We also expect these measures to help us achieve our strategic objectives, enhance shareholder value and improve our competitiveness in the marketplace.

On March 19, 2018, in light of recent indications of interest regarding transactions from other oil and gas companies, the Company announced a formal review of strategic alternatives to maximize stockholder value. Through this process, the Company will thoroughly evaluate all third-party proposals, including divestment or joint venture opportunities associated with our North Park Basin assets and potential corporate and asset combination options, including offers presented by Icahn. On April 13, 2018, Icahn delivered to the Company formal notice of its intention to nominate five directors for election to the Board at the Annual Meeting, and on April 24, 2018, Icahn filed a preliminary proxy statement to that effect. As a result of the contested election, we expect to incur significant costs during 2018, including a fee of approximately $4.0 million that will be paid to our strategic adviser in the second quarter of 2018, as well as other ancillary costs throughout the process.

Consolidated Results of Operations

The majority of our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGLs. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGLs we produce, our ability to find and economically develop and produce our reserves, and changes in the fair value of our commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three-month periods ended March 31, 2018, and 2017 are shown in the table below:

	Three Months Ended March 31,
	2018	2017
Oil (per Bbl)	$62.89	$51.78
Natural gas (per Mcf)	$2.85	$3.06

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

Oil, Natural Gas and NGL Production and Pricing

Set forth in the table below is production and pricing information for the Company for the three-month periods ended March 31, 2018, and 2017.

	Three Months Ended March 31,
	2018	2017
Production data
Oil (MBbls)	926	1,134
NGL (MBbls)	700	887
Natural gas (MMcf)	9,487	11,766
Total volumes (MBoe)	3,207	3,982
Average daily total volumes (MBoe/d)	35.6	44.2
Average prices—as reported(1)
Oil (per Bbl)	$57.60	$49.19
NGL (per Bbl)	$23.41	$16.27
Natural gas (per Mcf)	$1.82	$2.37
Total (per Boe)	$27.12	$24.65
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$49.20	$49.46
NGL (per Bbl)	$23.41	$16.27
Natural gas (per Mcf)	$1.99	$2.29
Total (per Boe)	$25.21	$24.49
__________________

(1)	Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three-month periods ended March 31, 2018, and 2017.

	Three Months Ended March 31,
	2018		2017
	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mid-Continent	2,880	89.8%	3,673	92.2%
North Park Basin	213	6.6%	173	4.4%
Permian Basin	114	3.6%	136	3.4%
Total	3,207	100.0%	3,982	100.0%

Revenues

Consolidated revenues for the three-month periods ended March 31, 2018, and 2017 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2018	2017
Oil	$53,335	$55,782
NGL	16,389	14,433
Natural gas	17,242	27,934
Other	162	201
Total revenues	$87,128	$98,350

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three-month periods ended March 31, 2018, and 2017 are shown in the tables below (in thousands):

2017 oil, natural gas and NGL revenues	$98,149
Change due to production volumes	(18,751)
Change due to average prices	7,568
2018 oil, natural gas and NGL revenues	$86,966

Revenues from oil, natural gas and NGL sales decreased $11.2 million, or 11.4% for the three-month period ended March 31, 2018, compared to the same period in 2017, largely due to a 775 MBoe decrease in total production, primarily due to natural declines in existing producing wells. This decrease was slightly offset by an increase in average prices received for our oil and NGL production.

Expenses

Expenses for the three-month periods ended March 31, 2018, and 2017 consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Production	$24,713	$25,023
Production taxes	4,700	3,176
Depreciation and depletion—oil and natural gas	27,997	26,980
Depreciation and amortization—other	3,153	3,837
Impairment	4,170	2,531
General and administrative	14,022	19,538
Shareholder activism costs	407	—
Employee termination benefits	31,587	400
Loss (gain) on derivative contracts	18,330	(34,183)
Other operating expense	16	268
Total expenses	$129,095	$47,570

Production expense includes, but is not limited to, lease operating expense and treating costs. Production costs per Boe increased to $7.71 for the three-month period ended March 31, 2018, from $6.28 per Boe for the same 2017 period, primarily due to the decrease in total production noted above.

Depreciation and depletion for our oil and natural gas properties increased by $1.0 million for the three-month period ended March 31, 2018, compared to the same period in 2017, primarily due to an increase in the average depletion rate to $8.73 per Boe compared to $6.78 per Boe for the 2017 period. The increase in the average depletion rate primarily resulted from an increase in Mid-Continent, Permian and to a lesser extent, North Park Basin future development costs, partially offset by a $0.7 million decrease in accretion.

Impairment for the three-month period ended March 31, 2018, primarily reflects the write-down of midstream generator assets classified as held for sale to estimated net realizable value. Impairment for the three-month period ended March 31, 2017, reflects the write-down of the remaining drilling and services assets to estimated net realizable value upon their classification as held for sale.

General and administrative expenses decreased $5.5 million, or 28.2% for the three-month period ended March 31, 2018, from the same period in 2017 due primarily to (i) a $4.6 million decrease in net salary costs largely resulting from a reduction in force during the first quarter of 2018 and (ii) a decrease of $0.9 million in professional services costs due primarily to incurring significant consultant fees in the 2017 period after the Company’s restructuring.

Employee termination benefits for the three-month period March 31, 2018, includes $18.6 million in cash severance costs and $13.0 million associated with the accelerated vesting of approximately 0.8 million share-based compensation awards incurred primarily as a result of (i) the reduction in force in the first quarter of 2018 and (ii) severance costs associated with the departure of executive officers and other senior officers.

We recorded loss (gain) on commodity derivative contracts of $18.3 million and $(34.2) million for the three-month periods ended March 31, 2018, and 2017, respectively, which include net cash payments upon settlement of $6.1 million and $0.6 million, respectively.

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

Other (Expense) Income

The Company’s other (expense) income for the three-month periods ended March 31, 2018, and 2017 are presented in the table below (in thousands).

	Three Months Ended March 31,
	2018	2017
Other (expense) income
Interest expense	$(948)	$(939)
Gain on extinguishment of debt	1,151	—
Other income, net	873	970
Total other income	$1,076	$31

Gain on extinguishment of debt was recognized for the three-month period ended March 31, 2018, as a result of writing off the unamortized premium in conjunction with the repayment of the Building Note during the first quarter of 2018.

Liquidity and Capital Resources

As of March 31, 2018, our cash and cash equivalents, excluding restricted cash, were $27.0 million. Additionally, we had no debt outstanding and $6.7 million in outstanding letters of credit. As of May 1, 2018, the Company had approximately $17.5 million in cash and cash equivalents, excluding restricted cash, an undrawn credit facility, and $6.7 million in outstanding letters of credit, which reduce the amount available under the credit facility.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flow from operations, cash on hand and amounts available under our credit facility, as discussed in “—Credit Facility” below.

Our working capital deficit increased to $67.5 million at March 31, 2018, compared to $3.8 million at December 31, 2017, largely due to the repayment of the building note in the first quarter of 2018, employee termination benefits paid during the first quarter of 2018 and changes in derivative assets and liabilities due to quarterly mark-to-market adjustments. This decrease is partially offset by fluctuations in the timing and amount of payments of accounts payable and accrued expenses.

We have established a range for our 2018 capital expenditures budget between $180.0 million and $190.0 million, with the substantial majority of the budgeted expenditures being designated for drilling and completion activities. Management intends to fund 2018 capital expenditures using cash flow from operations, cash on hand and, if necessary, borrowings under the credit facility discussed below.

Cash Flows

Our cash flows from operations, which impact our ability to fund our capital expenditures, are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2016 through March 2018, the NYMEX settled price for oil fluctuated between a high of $66.14 per Bbl in January 2018 and a low of $26.21 per Bbl in February 2016, and the month-end NYMEX settled price for gas fluctuated between a high of $3.93 per MMBtu in January 2017 and a low of $1.71 per MMBtu in March 2016.

Our cash flows for the three-month periods ended March 31, 2018, and 2017 are presented in the following table and discussed below (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities	$30,407	$64,236
Cash flows used in investing activities	(64,572)	(81,556)
Cash flows used in financing activities	(37,965)	(2,912)
Net decrease in cash and cash equivalents	$(72,130)	$(20,232)

Cash Flows from Operating Activities

The $33.8 million decrease in operating cash flows for the three-month period ended March 31, 2018, compared to the same period in 2017, is primarily due to (i) a reduction in oil, natural gas and NGL revenues, (ii) cash paid for employee termination benefits, (iii) an increase in cash paid on settlement of derivative contracts, (iv) a reduction in general and administrative costs due to a reduction in headcount related to the reduction in force and cost-saving measures implemented by management, and (v) other changes in working capital. See “—Consolidated Results of Operations” for further analysis of the changes in operating expenses.

Cash Flows from Investing Activities

The Company dedicates and expects to continue to dedicate a substantial portion of its capital expenditure program toward the exploration for and production of oil and natural gas. These capital expenditures are necessary to offset inherent declines in production and proved reserves, which is typical in the capital-intensive oil and natural gas industry. During the three-month period ended March 31, 2018, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities. During the three-month period ended March 31, 2017, cash flows used in investing activities included the acquisition of 13,000 net acres in Woodward County, Oklahoma for approximately $47.8 million in cash and capital expenditures for drilling and completion activities, which were partially offset by proceeds from the sale of various non-core oil and natural gas properties and certain drilling equipment previously classified as held for sale.

Capital expenditures for the three-month periods ended March 31, 2018, and 2017 are summarized on an accrual basis below (in thousands):

	Three Months Ended March 31,
	2018	2017
Capital Expenditures (on an accrual basis)
Drilling and completion	$35,345	$23,932
Leasehold and geophysical	1,977	15,001
Other - operating	(53)	397
Other - corporate	—	1,402
Capital expenditures, excluding acquisitions	37,269	40,732
Acquisitions	—	48,073
Total	$37,269	$88,805

Cash Flows from Financing Activities

Our financing activities used $38.0 million of cash for the three-month period ended March 31, 2018, which consisted of the repayment of the building note and cash paid for employee tax obligations in connection with the withholding of common shares upon vesting of employee share-based compensation awards. Our financing activities used approximately $2.9 million during the three-month period ended March 31, 2017, which consisted of deferred financing costs incurred on the credit facility and cash paid for employee tax obligations in connection with the withholding of common shares upon vesting of employee share-based compensation awards.

Indebtedness

Credit Facility

We had no debt outstanding under our credit facility at March 31, 2018. The borrowing base under the credit facility is $425.0 million, which was reconfirmed in the April 2018 borrowing base redetermination. The next semi-annual borrowing base redetermination is scheduled for October 1, 2018. The credit facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 valuation of all proved reserves included in our most recently delivered reserve report, (ii) a first-priority perfected pledge of substantially all of the capital stock owned by each credit party and equity interests in the Royalty Trusts that are owned by a credit party and (iii) a first-priority perfected security interest in substantially all the cash, cash equivalents, deposits, securities and other similar accounts, and other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).

The credit facility requires us to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. We were in compliance with all applicable financial covenants under the credit facility as of March 31, 2018.

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

Building Note
On the Emergence Date, we entered into the Building Note, which had an initial principal amount of $35.0 million and was secured by first priority mortgages on our real estate in Oklahoma City, Oklahoma. We repaid the Building Note in full during February 2018. The Building Note was recorded at fair value ($36.6 million) upon implementation of fresh start accounting, and approximately $1.3 million in in-kind interest costs were added to the principal prior to interest becoming payable in cash after the refinancing of the First Lien Exit Facility. The Building Note was set to mature on October 2, 2021, and was prepayable in whole or in part without premium or penalty.
See “Note 8 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company’s debt.
Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2017, the Company’s contractual obligations included long-term debt obligations, third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds.

Other than the repayment of the Building Note discussed above, there were no other significant changes in contractual obligations and off-balance sheet arrangements from those reported in the 2017 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first three months of 2018.

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

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At March 31, 2018, our commodity derivative contracts consisted of fixed price swaps under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

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

At March 31, 2018, our open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2018 - December 2018	2,749	$55.87
January 2019 - December 2019	1,825	$54.29

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
April 2018 - December 2018	11,000	$3.11

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

We recorded loss (gain) on commodity derivative contracts of $18.3 million and $(34.2) million for the three-month periods ended March 31, 2018, and 2017, respectively, which include net cash payments upon settlement of $6.1 million and $0.6 million, respectively.

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender under the credit facility can be offset against amounts owed, if any, to such counterparty. As of March 31, 2018, the counterparties to our open commodity derivative contracts consisted of five financial institutions, all of which are also lenders under our credit facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on this instrument is periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had no outstanding variable rate debt as of March 31, 2018.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the matter described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business. Additionally, the Company has agreed to indemnify the Mississippian Trust I and Mississippian Trust II against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses arising out of certain legal matters as stipulated in the respective agreements with each Royalty Trust.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company’s 2017 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
January 1, 2018 — January 31, 2018	786	$21.28	N/A	N/A
February 1, 2018 — February 28, 2018	—	$—	N/A	N/A
March 1, 2018 — March 31, 2018	111,707	$14.72	N/A	N/A
Total	112,493		—
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

SandRidge Energy, Inc.

By:	/s/ Michael A. Johnson
Michael A. Johnson Senior Vice President and Chief Financial Officer
Date: May 8, 2018