Form 10-Q
period 2018-06-30
SANDRIDGE ENERGY INC
filed 2018-08-09
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-33784
_________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 2, 2018, was 35,402,708.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2018

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$30,125	$99,143
Restricted cash - other	1,855	2,165
Accounts receivable, net	58,992	71,277
Derivative contracts	—	1,310
Prepaid expenses	3,582	5,248
Other current assets	411	15,954
Total current assets	94,965	195,097
Oil and natural gas properties, using full cost method of accounting
Proved	1,145,667	1,056,806
Unproved	87,268	100,884
Less: accumulated depreciation, depletion and impairment	(515,822)	(460,431)
	717,113	697,259
Other property, plant and equipment, net	213,903	225,981
Other assets	1,274	1,290
Total assets	$1,027,255	$1,119,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$120,550	$139,155
Derivative contracts	35,283	10,627
Asset retirement obligations	39,981	41,017
Other current liabilities	1,714	8,115
Total current liabilities	197,528	198,914
Long-term debt	—	37,502
Derivative contracts	8,642	3,568
Asset retirement obligations	38,204	36,527
Other long-term obligations	2,625	3,176
Total liabilities	246,999	279,687
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,332 issued and outstanding at June 30, 2018 and 35,650 issued and outstanding at December 31, 2017	35	36
Warrants	88,514	88,500
Additional paid-in capital	1,053,595	1,038,324
Accumulated deficit	(361,888)	(286,920)
Total stockholders’ equity	780,256	839,940
Total liabilities and stockholders’ equity	$1,027,255	$1,119,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Oil, natural gas and NGL	$79,304	$84,546	$166,270	$182,695
Other	158	305	320	506
Total revenues	79,462	84,851	166,590	183,201
Expenses
Production	20,785	25,209	45,498	50,232
Production taxes	4,389	2,653	9,089	5,829
Depreciation and depletion—oil and natural gas	30,961	29,477	58,958	56,457
Depreciation and amortization—other	3,040	3,493	6,193	7,330
Impairment	—	446	4,170	2,977
General and administrative	10,343	19,354	24,365	38,892
Accelerated vesting upon change in control	6,545	—	6,545	—
Proxy contest	7,191	—	7,598	—
Employee termination benefits	1,043	4,415	32,630	4,815
Loss (gain) on derivative contracts	30,104	(23,543)	48,434	(57,726)
Other operating (expense) income	(1,254)	(1)	(1,238)	267
Total expenses	113,147	61,503	242,242	109,073
(Loss) income from operations	(33,685)	23,348	(75,652)	74,128
Other (expense) income
Interest expense, net	(651)	(946)	(1,599)	(1,885)
Gain on extinguishment of debt	—	—	1,151	—
Other income, net	217	1,055	1,090	2,025
Total other (expense) income	(434)	109	642	140
(Loss) income before income taxes	(34,119)	23,457	(75,010)	74,268
Income tax benefit	(45)	(42)	(42)	(39)
Net (loss) income	$(34,074)	$23,499	$(74,968)	$74,307
(Loss) earnings per share
Basic	$(0.97)	$0.69	$(2.15)	$2.44
Diluted	$(0.97)	$0.69	$(2.15)	$2.42
Weighted average number of common shares outstanding
Basic	35,017	34,076	34,800	30,458
Diluted	35,017	34,138	34,800	30,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2018
Balance at December 31, 2017	35,650	$36	6,570	$88,500	$1,038,324	$(286,920)	$839,940
Cancellation of stock awards, net of issuances	(344)	(1)	—	—	1	—	—
Common stock issued for general unsecured claims	26	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,660	—	22,660
Issuance of warrants for general unsecured claims	—	—	52	14	(14)	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(7,376)	—	(7,376)
Net loss	—	—	—	—	—	(74,968)	(74,968)
Balance at June 30, 2018	35,332	$35	6,622	$88,514	$1,053,595	$(361,888)	$780,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(74,968)	$74,307
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for doubtful accounts	(6)	—
Depreciation, depletion and amortization	65,151	63,787
Impairment	4,170	2,977
Debt issuance costs amortization	235	195
Amortization of premiums and discounts on debt	(47)	(153)
Gain on extinguishment of debt	(1,151)	—
Loss (gain) on derivative contracts	48,434	(57,726)
Cash (paid) received on settlement of derivative contracts	(17,393)	2,706
Stock-based compensation	21,909	9,654
Other	(1,563)	379
Changes in operating assets and liabilities	11,346	7,806
Net cash provided by operating activities	56,117	103,932
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(95,328)	(88,904)
Acquisition of assets	—	(48,236)
Proceeds from sale of assets	13,563	14,756
Net cash used in investing activities	(81,765)	(122,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	(36,304)	—
Debt issuance costs	—	(1,488)
Cash paid for tax withholdings on vested stock awards	(7,376)	(2,891)
Net cash used in financing activities	(43,680)	(4,379)
NET DECREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(69,328)	(22,831)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	101,308	174,071
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$31,980	$151,240

Supplemental Disclosure of Noncash Investing and Financing Activities
Change in accrued capital expenditures	$20,631	$(8,340)
Equity issued for debt	$—	$(268,779)

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes have been derived from the Company's 2017 Form 10-K and should be read in conjunction with the audited financial statements and notes contained in the Company’s 2017 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the 2017 Form 10-K as well as the items noted below.

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

Recent Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to January 1, 2018, for the Company. The ASU required adoption using either the retrospective transition method, which required restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilized a cumulative-effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. The Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all the related amendments (the “new revenue standard”) on January 1, 2018, using the modified retrospective transition method. See Note 2 for further discussion of the adoption of the new revenue standard.

The FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory” which removed the prohibition in Accounting Standards Codification (“ASC”) 740 against the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendments in this ASU were effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The ASU required application on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the ASU on January 1, 2018. There was no impact to the Company’s consolidated financial statements and related disclosures upon adoption.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
  The FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic: 610-20): Clarifying the Scope of Asset Derecognition Guidance and the Accounting for Partial Sales of Nonfinancial
Assets,” which helps filers determine the guidance applicable for gain/loss recognition subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The amendments also clarified that the derecognition of all businesses except those related to conveyances of oil and gas rights or contracts with customers should be accounted for in accordance with the derecognition and deconsolidation guidance in Topic 810, Consolidation. The Company adopted the ASU on January 1, 2018, using the modified retrospective transition method. Under this transition method the Company could have elected to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. The Company elected to evaluate only contracts that are not completed contracts. As there were no uncompleted contracts at January 1, 2018, there was no impact to the Company’s consolidated financial statements and related disclosures upon adoption.

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize the assets and liabilities for the rights and obligations of all leases with a term greater than 12 months (long-term) on the balance sheet. Leases to explore for or use oil and natural gas are not impacted by this guidance. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits an entity to continue to apply its current accounting policy for land easements that existed before the effective date of Topic 842. Once an entity adopts Topic 842, it would apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement contains a lease. ASU 2016-02 required adoption by application of a modified retrospective transition approach. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842)." The amendments in this update provide another transition method whereby entities are allowed to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments further provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. The lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. The amendments also clarify whether Topic 842 or Topic 606 applies for combined components. This topic is effective for the Company on January 1, 2019. Early adoption is permitted.

The Company is in the process of reviewing its portfolio of leased assets and related contracts to determine the impact adoption will have on its consolidated financial statements and related disclosures. The Company is also assessing the impact of Topic 842 on its systems, processes and internal controls. The Company plans to elect certain practical expedients when implementing the new lease standard, which means the Company will not have to reassess the existence or classification of leases for contracts, including land easements, that commenced prior to adoption. Upon adoption, the Company anticipates recognizing assets and liabilities for the rights and obligations of its existing long-term operating leases on its consolidated balance sheets and utilizing new systems, processes and internal controls to properly identify, classify, measure and recognize new (or modified) leases after the date of adoption. The Company will complete its evaluation during 2018 and will adopt Topic 842 on January 1, 2019. The Company is currently assessing whether it will adopt this Topic using the modified retrospective approach for all comparative periods presented or by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

2. Revenues

The Company adopted the new revenue standard on January 1, 2018, using the modified retrospective method for all contracts outstanding on that date. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date, and the Company does not expect any further material impact to its consolidated financial statements on an ongoing basis as a result of adopting the new revenue standard. The Company has included the disclosures required by the new revenue standard below.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table disaggregates the Company’s revenue by source for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Oil	$49,219	$47,978	$102,554	$103,760
NGL	16,946	13,138	33,335	27,571
Natural gas	13,139	23,430	30,381	51,364
Other	158	305	320	506
Total revenues	$79,462	$84,851	$166,590	$183,201

Oil, natural gas and NGL revenues. A majority of the Company’s revenues come from sales of oil, natural gas and NGLs and are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck. As the Company’s customers obtain control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross basis.

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of June 30, 2018, and December 31, 2017, the Company had revenues receivable of $29.1 million and $34.6 million, respectively, and did not record any bad debt expense on revenues receivable during the three and six-month periods ended June 30, 2018.

Practical expedients and exemptions. The Company elected not to retrospectively restate contracts that were modified prior to January 1, 2017, and assumed that the contract terms in place at January 1, 2018 were in place from the inception of the contract.

Most of the Company's contracts are short-term in nature with a contract term of one year or less. The Company generally expenses certain insignificant costs when incurred rather than recognizing them as an asset because the amortization period would have been one year or less. Additionally, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. Payment terms are typically within 30 days of control being transferred.

Currently, the Company’s existing contracts do not contain financing components, but the Company has elected the practical expedient that allows financing components to be ignored if the difference between the performance and payment is less than one year for any future contracts that may contain financing components.

3. Proxy Contest

In the second quarter of 2018, the Company received notification from Carl C. Icahn and certain affiliated entities (together, "Icahn"), that they intended to nominate a full slate of five candidates for election to the Board at the 2018 Annual Meeting of Stockholders (the "2018 annual meeting") that was held on June 19, 2018 (the "proxy contest"). The Company and Icahn, together with certain of their Board nominees, each entered into a settlement agreement pursuant to which the size of the Board was expanded to eight directors. The Board now consists of previously incumbent directors Sylvia K. Barnes, David J. Kornder and William M. Griffin, and newly elected members Bob G. Alexander, Jonathan Christodoro, Jonathan Frates, John J.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
"Jack" Lipinski and Randolph C. Read following the certification of the voting results, which occurred on June 22, 2018. As confirmed by external counsel, the election of a majority of non-incumbent directors nominated in connection with the proxy contest resulted in the accelerated vesting of certain share and incentive-based compensation awards granted to the Company's employees and directors as discussed further in Note 15.

The Company incurred legal, consulting and advisory fees related to shareholder activism and the proxy contest, as well as the previously announced review of strategic alternatives of $7.2 million and $7.6 million, respectively for the three and six-month periods ended June 30, 2018.

4. Employee Termination Benefits

The following table presents a summary of employee termination benefits for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Cash	Share-Based Compensation (4)	Number of Shares	Total Employee Termination Benefits
Three Months Ended June 30, 2018
Executive Employee Termination Benefits	$—	$82	—	$82
Other Employee Termination Benefits	862	99	—	961
	$862	$181	—	$1,043
Three Months Ended June 30, 2017
Executive Employee Termination Benefits (1)	$2,500	$1,825	96	$4,325
Other Employee Termination Benefits	90	—	—	90
	$2,590	$1,825	96	$4,415
Six Months Ended June 30, 2018
Executive Employee Termination Benefits (2)	$11,945	$9,196	554	$21,141
Other Employee Termination Benefits (3)	7,554	3,935	209	11,489
	$19,499	$13,131	763	$32,630
Six Months Ended June 30, 2017
Executive Employee Termination Benefits (1)	$2,500	$1,825	96	$4,325
Other Employee Termination Benefits	490	—	—	490
	$2,990	$1,825	96	$4,815
____________________
1. Includes cash severance costs and share-based compensation costs associated with the accelerated vesting of awards related to the departure of the Company's former Executive Vice President of Investor Relations and Strategy, Duane Grubert.
2. On February 8, 2018, the Company’s then current CEO, James Bennett, separated employment from the Company, and on February 22, 2018, the Company’s then current CFO, Julian Bott, also separated employment from the Company. In accordance with the terms of their respective employment agreements, the Company incurred cash severance costs and share-based compensation costs associated with the accelerated vesting of awards during the first quarter of 2018.
3. As a result of a reduction in workforce in the first quarter of 2018, certain employees received termination benefits including cash severance and accelerated share-based and incentive compensation vesting upon separation of service from the Company.
4. Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards and performance share units upon the departure of certain executives and the reduction in workforce in the first quarter of 2018 reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards and performance share units. One share of the Company’s common stock was issued per performance share unit. Other employee termination benefits for the three and six-month periods ended June 30, 2018, includes an adjustment to first quarter 2018 accrued share-based compensation to reflect actuals paid.

See Note 15 for additional discussion of the Company’s share-based compensation awards.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
At the 2018 annual meeting, 83.2% of the voting shareholders voted against the Company’s prior compensation plan. The Compensation Committee of the Board is re-evaluating the compensation program of the Company.

5. Acquisitions and Divestitures

Acquisition of Properties. On February 10, 2017, the Company acquired assets consisting of approximately 13,000 net acres in Woodward County, Oklahoma for approximately $47.8 million in cash, net of post-closing adjustments. Also included in the acquisition were working interests in four wells previously drilled on the acreage.

2017 Property Divestitures. In 2017, the Company divested various non-core oil and natural gas properties for approximately $11.3 million in cash. All of these divestitures were accounted for as adjustments to the full cost pool with no gain or loss recognized.

See Note 7 for discussion of significant fixed asset divestitures.

 6. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets and other assets, accounts payable and accrued expenses, other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2018, and December 31, 2017. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment classified as assets held for sale and related impairments, which are calculated using Level 3 inputs, are discussed in Note 7.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 2 of the hierarchy as of June 30, 2018, and Level 1 and Level 2 as of December 31, 2017, as described below.

Level 1 Fair Value Measurements

Investments. The fair value of investments, consisting of assets attributable to the Company’s non-qualified deferred compensation plan, is based on quoted market prices. Investments of $5.1 million are included in other current assets in the accompanying unaudited condensed consolidated balance sheet at December 31, 2017. The Company’s non-qualified deferred compensation plan was terminated and all remaining investment balances were distributed to participants in January 2018.

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

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

June 30, 2018

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$1,079	$—	$(1,079)	$—
	$—	$1,079	$—	$(1,079)	$—
Liabilities
Commodity derivative contracts	$—	$45,004	$—	$(1,079)	$43,925
	$—	$45,004	$—	$(1,079)	$43,925

December 31, 2017

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$5,582	$—	$(4,272)	$1,310
Investments	5,072	—	—	—	5,072
	$5,072	$5,582	$—	$(4,272)	$6,382
Liabilities
Commodity derivative contracts	$—	$18,467	$—	$(4,272)	$14,195
	$—	$18,467	$—	$(4,272)	$14,195
____________________
1. Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Transfers. The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six-month periods ended June 30, 2018 and 2017.

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

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Building Note	$—	$—	$42,526	$37,502

See Note 9 for additional discussion of the Company’s long-term debt.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
7. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Oil and natural gas properties
Proved	$1,145,667	$1,056,806
Unproved	87,268	100,884
Total oil and natural gas properties	1,232,935	1,157,690
Less accumulated depreciation, depletion and impairment	(515,822)	(460,431)
Net oil and natural gas properties capitalized costs	717,113	697,259

Land	4,500	4,500
Electrical infrastructure	131,010	131,010
Other non-oil and natural gas equipment	19,778	26,809
Buildings and structures	79,548	79,548
Total	234,836	241,867
Less accumulated depreciation and amortization	(20,933)	(15,886)
Other property, plant and equipment, net	213,903	225,981
Total property, plant and equipment, net	$931,016	$923,240

The Company had approximately $10.6 million in assets classified as held for sale in the other current assets line of the accompanying consolidated balance sheet at December 31, 2017. Approximately $9.3 million of the total at December 31, 2017 was related to one of the Company’s properties located in downtown Oklahoma City, OK, which was classified as held for sale in the fourth quarter of 2017 and sold during the second quarter of 2018 for approximately $10.4 million, net of transaction fees. The resulting gain of $1.1 million is recorded in other operating expense on the accompanying condensed consolidated statements of operations for the three and six-month periods ended June 30, 2018.

Additionally, during the first quarter of 2018, the Company classified its remaining midstream generator assets as held for sale. These assets had a carrying value of $5.7 million which exceeded the estimated net realizable value of $1.6 million based on the expected sales prices obtained from third parties. As a result, the Company recorded an impairment of $4.1 million for the six-month period ended June 30, 2018. The midstream generator assets were also sold during the second quarter of 2018 with no gain or loss recognized on the sale.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable and other accrued expenses	$61,808	$75,191
Accrued interest	598	1,385
Revenues and royalties payable	43,859	37,274
Payroll and benefits	12,819	21,475
Drilling advances	1,466	3,830
Total accounts payable and accrued expenses	$120,550	$139,155

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

The credit facility requires the Company to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50  to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. The Company was in compliance with all applicable financial covenants under the credit facility as of June 30, 2018.

The credit facility contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Company was in compliance with these covenants as of June 30, 2018.

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

The credit facility also provides that a change in control, as defined therein, constitutes an event of default. In connection with the change in the majority of the members of the Company’s Board that occurred as a result of the 2018 annual meeting in June 2018, the Company entered into a consent and waiver agreement with the administrative agent and certain lenders constituting the majority lenders under the credit facility. The consent and waiver agreement waived any event of default which might have occurred as a result of the change in the majority of the members of the Company’s Board and recognized the new members of the Board as existing members of the Board under the definition of change in control in the credit agreement.

The Company had no amounts outstanding under the credit facility at June 30, 2018, and $6.2 million in outstanding letters of credit, which reduce availability under the credit facility on a dollar-for-dollar basis.

Building Note. On October 4, 2016 (the “Emergence Date”), in accordance with the joint plan of organization (the "Plan") of the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors"), the Company entered into the Building Note, which had an initial principal amount of $35.0 million. Net proceeds of $26.8 million received from the sale of the Building Note were remitted to unsecured creditors on the Emergence Date. The Company repaid the Building Note in full in February 2018. Interest was payable on the Building Note at 6% per annum for the first year following the Emergence Date, 8% per annum for the second year following the Emergence Date, and 10% thereafter through maturity. Interest costs were

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
payable in-kind until 90 days after the refinancing of the First Lien Exit Facility, which was May 11, 2017, and approximately $1.3 million in in-kind interest costs were added to the Building Note principal from the Emergence Date. Interest became payable thereafter in cash. The Building Note was set to mature on October 2, 2021 and became prepayable in whole or in part without premium or penalty upon the refinancing of the First Lien Exit Facility. The Building Note was initially recorded at a fair value of $36.6 million upon implementation of fresh start accounting. Prior to repayment, the resulting premium was being amortized to interest expense over the term of the Building Note. Upon repayment, the remaining unamortized premium of $1.2 million was recognized as a gain on extinguishment of debt in the unaudited condensed consolidated statement of operations for the six-month period ended June 30, 2018.

10. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company seeks to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. The Company has not designated any of its derivative contracts as hedges for accounting purposes and records all derivative contracts at fair value with changes in derivative contract fair values recognized as gain or loss on derivative contracts in the unaudited condensed consolidated statements of operations. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Commodity derivative contracts are settled on a monthly basis. On a quarterly basis, the commodity derivative contract valuations are adjusted to the mark-to-market valuation. At June 30, 2018, the Company’s commodity derivative contracts consisted of fixed price swaps under which the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The Company recorded loss (gain) on commodity derivative contracts of $30.1 million and $(23.5) million for the three-month periods ended June 30, 2018, and 2017, respectively, which include net cash payments (receipts) upon settlement of $11.3 million and $(3.3) million, respectively. The Company recorded loss (gain) on commodity derivative contracts of $48.4 million and $(57.7) million for the six-month periods ended June 30, 2018, and 2017, respectively, which include net cash payments (receipts) upon settlement of $17.4 million and $(2.7) million, respectively.

On June 26, 2018, the Board suspended the Company's ability to enter into new commodity derivative contracts pending review.

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of June 30, 2018, the counterparties to the Company’s open commodity derivative contracts consisted of five financial institutions, all of which are also lenders under the Company’s credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s credit facility.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the credit facility as of June 30, 2018, and December 31, 2017 (in thousands):

June 30, 2018

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$1,079	$(1,079)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Total	$1,079	$(1,079)	$—	$—	$—
Liabilities
Derivative contracts - current	$36,362	$(1,079)	$35,283	$(35,283)	$—
Derivative contracts - noncurrent	8,642	—	8,642	(8,642)	—
Total	$45,004	$(1,079)	$43,925	$(43,925)	$—

December 31, 2017

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$5,582	$(4,272)	$1,310	$—	$1,310
Derivative contracts - noncurrent	—	—	—	—	—
Total	$5,582	$(4,272)	$1,310	$—	$1,310
Liabilities
Derivative contracts - current	$14,899	$(4,272)	$10,627	$(10,627)	$—
Derivative contracts - noncurrent	3,568	—	3,568	(3,568)	—
Total	$18,467	$(4,272)	$14,195	$(14,195)	$—

At June 30, 2018, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2018 - December 2018	1,748	$56.08
January 2019 - December 2019	1,825	$54.29

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2018 - December 2018	7,360	$3.11

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of June 30, 2018, and December 31, 2017, on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	June 30, 2018	December 31, 2017
Derivative assets
Natural gas price swaps	Derivative contracts-current	$1,079	$5,582
Derivative liabilities
Oil price swaps	Derivative contracts-current	(36,362)	(14,899)
Oil price swaps	Derivative contracts-noncurrent	(8,642)	(3,568)
Total net derivative contracts		$(43,925)	$(12,885)

See Note 6 for additional discussion of the fair value measurement of the Company’s derivative contracts.

11. Commitments and Contingencies

Legal Proceedings. On October 14, 2016, Lisa West and Stormy Hopson filed an amended class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Exploration and Production, LLC, among other defendants. In their amended complaint, plaintiffs asserted various tort claims seeking relief for damages, including the reimbursement of past and future earthquake insurance premiums, resulting from seismic activity allegedly caused by the defendants’ operation of wastewater disposal wells. The court dismissed the plaintiffs’ amended complaint on May 12, 2017, but permitted the plaintiffs to file a second amended complaint. On July 18, 2017, the plaintiffs filed a second amended class action complaint making allegations substantially similar to those contained in the amended complaint that was previously dismissed. An estimate of reasonably possible losses associated with this action cannot be made at this time; therefore, the Company has not established any reserves relating to this action.

As previously disclosed, on May 16, 2016, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court confirmed the Plan on September 9, 2016, and the Debtors subsequently emerged from bankruptcy on October 4, 2016.

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma
• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma
• Barton W. Gernandt Jr., et al. v. SandRidge Energy, Inc., Case No. 5:15-cv-00834-D, USDC, Western District of Oklahoma

Although the Cases have not been dismissed against certain former officers and directors who remain defendants in the Cases, the Company remains as a nominal defendant in each of the Cases so that any of the respective plaintiffs may seek to recover proceeds from any applicable insurance policies or proceeds. In each of the Cases, to the extent liability exceeds the amount of available insurance proceeds, the Company may owe indemnity obligations to its former officers and/or directors who remain as defendants in such action. An estimate of reasonably probable losses associated with any of the Cases cannot be made at this time, however the Company believes that any potential liability with respect to the Cases will not be material. The Company has not established any reserves relating to any of the Cases.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business. Pursuant to the terms of the SandRidge

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Mississippian Trust I and SandRidge Mississippian Trust II, the Company is obligated to indemnify each Royalty Trust against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses arising out of certain legal matters as stipulated in the respective agreements with each Royalty Trust.

Restricted Cash. Restricted cash - other included on the unaudited condensed consolidated balance sheets at June 30, 2018, and December 31, 2017 is the cash portion of consideration set aside for future settlement of general unsecured claims related to the Chapter 11 proceedings in accordance with the Plan. The corresponding liability for future cash settlements of general unsecured claims is included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

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

12. Equity

Common Stock. At June 30, 2018, the Company had 35.3 million shares of common stock issued and outstanding, including an immaterial amount of unvested restricted stock awards, par value $0.001 per share, and 250.0 million shares of common stock authorized.

Accelerated Vesting upon Change in Control. As a result of the election of a majority of non-incumbent directors nominated in connection with the proxy contest in the second quarter of 2018, vesting was accelerated for the majority of the Company's unvested restricted stock awards and all of the Company's unvested performance share units. See Note 3 and Note 15 for additional discussion of this event.

Warrants. The Company has issued approximately 4.6 million Series A warrants and 2.0 million Series B warrants that are exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants, to certain holders of general unsecured claims as defined in the Plan. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
13. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis. The provision for income taxes consisted of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Current
Federal	$—	$—	$—	$—
State	(45)	(42)	(42)	(39)
Total provision	$(45)	$(42)	$(42)	$(39)

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at June 30, 2018. Thus, the Company’s effective tax rate and expense for the three and six-month periods ended June 30, 2018 continue to be low.

The “Tax Cuts and Jobs Act” (the “TCJA”) enacted in December 2017 includes significant changes to the taxation of business entities, most of which are effective for taxable years beginning after December 31, 2017. These changes include, among others, a permanent reduction to the corporate income tax rate from a maximum 35% to a flat 21% rate, expansion of expensing capital expenditures for a period of time, new limitations on the utilization of net operating losses ("NOLs"), and limitations on the deduction of interest expense and executive compensation. We continue to evaluate the impact of the TCJA as new guidance and accounting interpretations become available and while adjustments to certain deferred tax assets may occur in 2018, we do not expect a material adjustment to the provisional amounts recorded for the year ended December 31, 2017 or the six-month period ended June 30, 2018.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 on October 4, 2016 that subjected certain of the Company’s tax attributes, including $1.9 billion of federal NOL carryforwards, to the IRC Section 382 limitation. This limitation is expected to result in $1.6 billion of the $1.9 billion of federal NOL carryforwards expiring unused. As such, the Company’s deferred tax asset associated with NOLs and corresponding valuation allowance were reduced in the period ended December 31, 2017. The limitation did not result in a current tax liability for the tax year ended December 31, 2017 or the six-month period ended June 30, 2018. Since the October 4, 2016 ownership change the Company has generated additional NOLs that are not currently subject to an IRC Section 382 limitation. See "Note 19 - Income Taxes" in the 2017 Form 10-K for additional discussion with respect to the impact of income tax elections associated with the Chapter 11 reorganization.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
14. (Loss) Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net (Loss) Income	Weighted Average Shares	(Loss) Earnings Per Share
	(In thousands, except per share amounts)
Three Months Ended June 30, 2018
Basic loss per share	$(34,074)	35,017	$(0.97)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(2)	—	—
Warrants(3)	—	—
Diluted loss per share	$(34,074)	35,017	$(0.97)
Three Months Ended June 30, 2017
Basic earnings per share	$23,499	34,076	$0.69
Effect of dilutive securities
Restricted stock awards	—	55
Performance share units	—	7
Warrants(3)	—	—
Diluted earnings per share	$23,499	34,138	$0.69
Six Months Ended June 30, 2018
Basic loss per share	$(74,968)	34,800	$(2.15)
Effect of dilutive securities
Restricted stock awards(4)	—	—
Performance share units(2)	—	—
Warrants(3)	—	—
Diluted loss per share	$(74,968)	34,800	$(2.15)
Six Months Ended June 30, 2017
Basic earnings per share	$74,307	30,458	$2.44
Effect of dilutive securities
Restricted stock awards	—	192
Performance share units(5)	—	—
Warrants(3)	—	—
Diluted earnings per share	$74,307	30,650	$2.42
____________________
1. No incremental shares of potentially dilutive restricted stock awards were included for the three month period ended June 30, 2018, as their effect was antidilutive under the treasury stock method.
2. Performance share units covering an insignificant amount of shares for the three and six-month periods ended June 30, 2018, were excluded from the computation of loss per share because their effect would have been antidilutive.
3. No incremental shares of potentially dilutive warrants were included for the three and six-month periods ended June 30, 2018, or 2017, as their effect was antidilutive.
4. Restricted stock awards covering an insignificant amount of shares for the six-month period ended June 30, 2018, were excluded from the computation of loss per share because their effect would have been antidilutive.
5. No incremental shares of potentially dilutive performance share units were included for the six-month period ended June 30, 2017, as their effect was antidilutive under the treasury stock method.

See Note 15 for discussion of the Company’s share-based compensation awards.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15. Share and Incentive-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Company's Omnibus Incentive Plan became effective in October 2016. The Omnibus Incentive Plan authorizes the issuance of up to 4.6 million shares of SandRidge common stock to eligible persons including non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisers to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of the Company’s common stock, as well as certain cash-settled awards. At June 30, 2018, the Company had restricted stock awards outstanding under the Omnibus Incentive Plan.

Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Vesting for certain restricted stock awards was accelerated in connection with executive terminations and a reduction in force in the first quarter of 2018 with the majority of the remaining restricted stock awards vesting in June 2018 as a result of the accelerated vesting upon change in control event discussed in Note 3. The remaining outstanding restricted shares at June 30, 2018 will generally vest over either a one-year period or three-year period. The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2017	1,105	$22.62
Granted	5	$15.15
Vested	(1,049)	$22.71
Forfeited / Canceled	(36)	$22.11
Unvested restricted shares outstanding at June 30, 2018	25	$18.34

The aggregate intrinsic value of restricted stock that vested during the three and six-month periods ended June 30, 2018 was approximately $12.5 million and $15.9 million, respectively, based on the stock price at the time of vesting.

Performance Share Units. In February 2017, the Company granted equity-classified awards in the form of performance share units. The vesting for certain performance share units was accelerated in connection with executive terminations and a reduction in force in the first quarter of 2018 with all remaining units vesting in June 2018 as a result of the accelerated vesting upon change in control event discussed in Note 3. All performance share units for which vesting was accelerated were settled in shares of the Company’s common stock with one share of common stock being issued per performance share unit. The following table presents a summary of the Company’s performance share units:

	Number of Units	Fair Value per Unit at June 30, 2018
	(In thousands)
Unvested performance share units outstanding at December 31, 2017	183
Granted	—
Vested	(177)
Forfeited / Canceled	(6)
Unvested performance share units outstanding at June 30, 2018	—	$—

The aggregate intrinsic value of performance share units that vested during the three and six-month periods ended June 30, 2018 was approximately $2.2 million and $2.7 million, respectively, based on the stock price at the time of vesting.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Incentive-Based Compensation

Performance Units. In October 2016, the Company granted liability-classified awards in the form of performance units. The vesting for certain performance units was accelerated in connection with executive terminations and a reduction in force in the first quarter of 2018 with all remaining units vesting in June 2018 as a result of the accelerated vesting upon change in control event discussed in Note 3. The accelerated performance units were paid at the issuance value of $100 each. The value for previous vestings was determined by annual scorecard results. The following table presents a summary of the Company’s performance units:

	Number of Units	Fair Value per Unit at June 30, 2018
	(In thousands)
Unvested performance units outstanding at December 31, 2017	49
Granted	—
Vested	(48)
Forfeited / Canceled	(1)
Unvested performance units outstanding at June 30, 2018	—	$—

The aggregate intrinsic value of performance units that vested during the three and six-month periods ended June 30, 2018 was approximately $3.7 million and $4.8 million, respectively.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables summarize share and incentive-based compensation for the three and six-month periods ended June 30, 2018, and 2017 (in thousands):

	Recurring Compensation Expense(1)	Executive Terminations(2)(3)	Reduction in Force(2)(3)	Change in Control(4)	Total
Three Months Ended June 30, 2018
Equity-classified awards:
Restricted stock awards	$603	$—	$92	$5,181	$5,876
Performance share units	31	82	7	610	730
Total share-based compensation expense	634	82	99	5,791	6,606
Liability-classified awards:
Performance units	227	(216)	(31)	1,309	1,289
Total share and incentive-based compensation expense	861	(134)	68	7,100	7,895
Less: Capitalized compensation expense	(124)	—	—	(555)	(679)
Share and incentive-based compensation expense, net	$737	$(134)	$68	$6,545	$7,216

Three Months Ended June 30, 2017
Equity-classified awards:
Restricted stock awards	$4,986	$1,825	$—	$—	$6,811
Performance share units	411	—	—	—	411
Total share-based compensation expense	5,397	1,825	—	—	7,222
Liability-classified awards:
Performance units	972	—	—	—	972
Total share and incentive-based compensation expense	6,369	1,825	—	—	8,194
Less: Capitalized compensation expense	(967)	—	—	—	(967)
Share and incentive-based compensation expense, net	$5,402	$1,825	$—	$—	$7,227

____________________

1. Recorded in general and administrative expense in the accompanying consolidated statements of operations.
2. Recorded in employee termination benefits in the accompanying consolidated statements of operations.
3. Three-month period ended June 30, 2018, includes adjustment to first quarter 2018 accrued share and incentive-based compensation to reflect actuals paid.
4. Recorded in accelerated vesting upon change in control in the accompanying consolidated statements of operations.

The Board is re-examining the compensation practices of the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Recurring Compensation Expense(1)	Executive Terminations(2)(3)	Reduction in Force(2)(3)	Change in Control(4)	Total
Six Months Ended June 30, 2018
Equity-classified awards:
Restricted stock awards	$3,379	$8,140	$3,777	$5,181	$20,477
Performance share units	359	1,056	158	610	2,183
Total share-based compensation expense	3,738	9,196	3,935	5,791	22,660
Liability-classified awards:
Performance units	776	2,151	558	1,309	4,794
Total share and incentive-based compensation expense	4,514	11,347	4,493	7,100	27,454
Less: Capitalized compensation expense	(334)	—	—	(555)	(889)
Share and incentive-based compensation expense, net	$4,180	$11,347	$4,493	$6,545	$26,565

Six Months Ended June 30, 2017
Equity-classified awards:
Restricted stock awards	$8,615	$1,825	$—	$—	$10,440
Performance share units	610	—	—	—	610
Total share-based compensation expense	9,225	1,825	—	—	11,050
Liability-classified awards:
Performance units	1,562	—	—	—	1,562
Total share and incentive-based compensation expense	10,787	1,825	—	—	12,612
Less: Capitalized compensation expense	(1,629)	—	—	—	(1,629)
Share and incentive-based compensation expense, net	$9,158	$1,825	$—	$—	$10,983

____________________
1. Recorded in general and administrative expense in the accompanying consolidated statements of operations.
2. Recorded in employee termination benefits in the accompanying consolidated statements of operations.
3. Six-month period ended June 30, 2018, includes adjustment to first quarter 2018 accrued share and incentive-based compensation to reflect actuals paid.
4. Recorded in accelerated vesting upon change in control in the accompanying consolidated statements of operations.

The Board is re-examining the compensation practices of the Company.

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

The financial information with respect to the three and six-month periods ended June 30, 2018, and 2017, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on exploration and production activities in the U.S. Mid-Continent and North Park Basin of Colorado.

Operational Activities

Operational activities for the three and six-month periods ended June 30, 2018, and 2017 include the following:

	Three Months Ended June 30,
	2018			2017
	Gross Wells Drilled	Net Wells Drilled	Average Rigs Drilling	Gross Wells Drilled	Net Wells Drilled	Average Rigs Drilling
Area
Mid-Continent (1)	4	0.6	1.0	6	4.6	2.0
North Park Basin	3	3.0	0.2	1	1.0	0.4
Total	7	3.6	1.2	7	5.6	2.4

	Six Months Ended June 30,
	2018			2017
	Gross Wells Drilled	Net Wells Drilled	Average Rigs Drilling	Gross Wells Drilled	Net Wells Drilled	Average Rigs Drilling
Area
Mid-Continent (1)	10	2.0	1.3	7	5.6	1.6
North Park Basin	8	8.0	0.7	1	1.0	0.2
Total	18	10.0	2.0	8	6.6	1.8
____________________
1. Four and nine wells, respectively, were drilled under the drilling participation agreement during the three and six-month periods ended June 30, 2018. Under this agreement, we are receiving a 20% net working interest after funding 10% of the drilling and completion costs related to the subject wells. The counterparty to the drilling participation agreement has been billed costs totaling $31.0 million for drilling and completion activity through June 30, 2018, under the initial $100.0 million traunch of the agreement.

Total production for the three-month period ended June 30, 2018, was comprised of approximately 25.6% oil, 50.7% natural gas and 23.7% NGLs compared to 27.2% oil, 49.1% natural gas and 23.7% NGLs in the same period of 2017. Total production for the six-month period ended June 30, 2018, was comprised of approximately 27.3% oil, 50.0% natural gas and 22.7% NGLs compared to 27.9% oil, 49.2% natural gas and 22.9% NGLs in the same period of 2017.

Recent Events

Terminated Poison Pill. On November 26, 2017, we entered into an agreement with American Stock Transfer & Trust Company, LLC (as amended by the First Amendment to the Stockholder Rights Agreement dated January 22, 2018, the "Poison Pill"). At our 2018 annual meeting in June 2018, the Poison Pill was terminated.

Proxy Contest. Prior to our 2018 annual meeting, Icahn proposed a slate of candidates for the Board, and our shareholders voted a majority of non-incumbent directors onto the Board. Subsequent to the shareholder vote, by agreement of all the request parties, the size of the Board was expanded to eight directors.

Executive terminations and reduction in force. On February 8, 2018, our then-current CEO, James Bennett, separated employment from the Company, and on February 22, 2018, our then-current CFO, Julian Bott, also separated employment from the Company. In accordance with the terms of their respective employment agreements, we incurred cash severance costs of $11.9 million and accelerated share-based compensation costs of $9.2 million associated with these executive terminations during the six-month period ended June 30, 2018 as discussed in "Note 4 - Employee Termination Benefits."

Additionally, as a result of a 26% reduction in workforce in February 2018, we incurred cash severance costs of $7.6 million and accelerated share-based compensation costs of $3.9 million during the six-month period ended June 30, 2018 as discussed in "Note 4 - Employee Termination Benefits."

Outlook

On June 29, 2018, the Board announced an expanded pursuit of the strategic options process with RBC Capital Markets which could include a possible sale of the Company or significant assets of the Company. The Board also announced it will begin a complete and thorough review of assets and operating strategies, including capital expenditures and drilling programs, and expenses. On June 26, 2018, the Board suspended entry into new commodity derivative contracts pending review.

Consolidated Results of Operations

The majority of our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGLs. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGLs we produce, our ability to find and economically develop and produce our reserves, and changes in the fair value of our commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three and six-month periods ended June 30, 2018, and 2017 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oil (per Bbl)	$67.91	$48.15	$65.46	$49.95
Natural gas (per MMBtu)	$2.83	$3.14	$2.84	$3.10

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

Oil, Natural Gas and NGL Production and Pricing

Set forth in the table below is production and pricing information for the Company for the three and six-month periods ended June 30, 2018, and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Production data
Oil (MBbls)	755	1,042	1,681	2,176
NGL (MBbls)	700	907	1,400	1,794
Natural gas (MMcf)	8,977	11,267	18,464	23,033
Total volumes (MBoe)	2,951	3,827	6,158	7,809
Average daily total volumes (MBoe/d)	32.4	42.1	34.0	43.1
Average prices—as reported(1)
Oil (per Bbl)	$65.19	$46.04	$61.01	$47.68
NGL (per Bbl)	$24.21	$14.49	$23.81	$15.37
Natural gas (per Mcf)	$1.46	$2.08	$1.65	$2.23
Total (per Boe)	$26.87	$22.09	$27.00	$23.40
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$48.75	$49.15	$49.00	$49.31
NGL (per Bbl)	$24.21	$14.49	$23.81	$15.37
Natural gas (per Mcf)	$1.59	$2.09	$1.80	$2.19
Total (per Boe)	$23.05	$22.97	$24.18	$23.74
__________________
1. Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2018, and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,

	2018		2017		2018		2017
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total
Mississippian Lime	2,461	83.5%	3,363	87.9%	5,068	82.3%	6,902	88.4%
NW STACK	249	8.4%	161	4.2%	522	8.5%	295	3.8%
North Park Basin	128	4.3%	172	4.5%	341	5.5%	345	4.4%
Permian Basin	113	3.8%	131	3.4%	227	3.7%	267	3.4%
Total	2,951	100.0%	3,827	100.0%	6,158	100.0%	7,809	100.0%

Revenues

Consolidated revenues for the three and six-month periods ended June 30, 2018, and 2017 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Oil	$49,219	$47,978	$102,554	$103,760
NGL	16,946	13,138	33,335	27,571
Natural gas	13,139	23,430	30,381	51,364
Other	158	305	320	506
Total revenues	$79,462	$84,851	$166,590	$183,201

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six-month periods ended June 30, 2018, and 2017 are shown in the tables below (in thousands):

	Three Months Ended June 30	Six Months Ended June 30
2017 oil, natural gas and NGL revenues	$84,546	$182,695
Change due to production volumes	(20,975)	(39,848)
Change due to average prices	15,733	23,423
2018 oil, natural gas and NGL revenues	$79,304	$166,270

Revenues from oil, natural gas and NGL sales decreased $5.2 million, or 6.2% and $16.4 million, or 9.0% for the three and six-month periods ended June 30, 2018, compared to the same periods in 2017, respectively, due primarily to a decrease in total production, resulting largely from natural declines in existing producing wells. These decreases were partially offset by an increase in average prices received for our oil and NGL production during the 2018 periods.

Expenses

Expenses for the three and six-month periods ended June 30, 2018, and 2017 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Production	$20,785	$25,209	$45,498	$50,232
Production taxes	4,389	2,653	9,089	5,829
Depreciation and depletion—oil and natural gas	30,961	29,477	58,958	56,457
Depreciation and amortization—other	3,040	3,493	6,193	7,330
Impairment	—	446	4,170	2,977
General and administrative	10,343	19,354	24,365	38,892
Accelerated vesting upon change in control	6,545	—	6,545	—
Proxy contest	7,191	—	7,598	—
Employee termination benefits	1,043	4,415	32,630	4,815
Loss (gain) on derivative contracts	30,104	(23,543)	48,434	(57,726)
Other operating (expense) income	(1,254)	(1)	(1,238)	267
Total expenses	$113,147	$61,503	$242,242	$109,073

Production expense includes, but is not limited to, lease operating expense and treating costs. Production costs per Boe increased to $7.04 and $7.39 for the three and six-month periods ended June 30, 2018, from $6.59 per Boe and $6.43 per Boe for the same 2017 periods, respectively, primarily due to the decrease in total production noted above.

Production taxes increased by $1.7 million, or 65.4% and $3.3 million, or 55.9% for the three and six-month periods ended June 30, 2018, compared to the same periods in 2017, respectively. Production taxes as a percentage of oil, natural gas and NGL revenue increased to approximately 5.5% for each of the three and six-month periods ended June 30, 2018, compared to approximately 3.1% and 3.2%, respectively, for the same periods in 2017. These increases were primarily due to fewer wells having the benefit of certain horizontal tax credits in 2018 compared to 2017, which caused previous rates to increase back to statutory rates for certain wells.

Depreciation and depletion for our oil and natural gas properties increased by $1.5 million and $2.5 million for the three and six-month periods ended June 30, 2018, compared to the same periods in 2017, respectively, primarily due to an increase in the average depletion rates to $10.49 per Boe and $9.57 per Boe compared to $7.70 per Boe and $7.23 per Boe for the same 2017 periods, respectively. The increases in the average depletion rates resulted primarily from increases in future development costs associated with proved undeveloped reserves in the North Park Basin, and to a lesser extent, in our Mid-Continent NW STACK play, as well as an increase in future workover capital in the Mid-Continent, and to a lesser extent, the North Park Basin. As a substantial number of our maturing wells in the Mississippian Lime are converted or are expected to convert from submersible pump to rod pump, we anticipate an increase in workover activity and capital related to rod pump production over the remaining life of such wells. As we continue to shift more capital to develop our North Park Basin oil asset where the anticipated future development costs are expected to be higher than in prior periods, average depletion rates may continue to increase.

Impairment for the six-month period ended June 30, 2018, primarily reflects the write-down of midstream generator assets classified as held for sale to estimated net realizable value. Impairment for the three and six-month periods ended June 30, 2017, reflects the write-down of the remaining drilling and services assets classified as held for sale to estimated net realizable value.

General and administrative expenses decreased $9.0 million, or 46.6% for the three-month period ended June 30, 2018, from the same period in 2017 due primarily to (i) an $8.6 million decrease in compensation-related costs largely resulting from executive terminations and a reduction in force during the first quarter of 2018 and (ii) a decrease of $1.0 million in professional services costs due primarily to incurring significant consultant fees in the 2017 period after the Company’s restructuring, partially offset by an increase of $0.6 million in other miscellaneous general and administrative items.

General and administrative expenses decreased $14.5 million, or 37.4% for the six-month period ended June 30, 2018, from the same period in 2017 due primarily to (i) a $13.2 million decrease in compensation-related costs largely resulting from a reduction in force during the first quarter of 2018 and (ii) a decrease of $1.9 million in professional services costs due primarily to incurring significant consultant fees in the 2017 period after the Company’s restructuring, partially offset by an increase of $0.6 million in other miscellaneous general and administrative items.

Accelerated vesting upon change in control costs in the 2018 periods include compensation costs recognized for the accelerated vesting of certain share and incentive-based awards granted to our employees and directors as discussed in "Note 3 - Proxy Contest" in the accompanying unaudited condensed consolidated financial statements.
Proxy contest costs in the 2018 periods include legal, consulting and advisory fees incurred in the proxy contest and strategic alternatives review which were initiated in response to shareholder actions in 2018. See "Note 3 - Proxy Contest" in the accompanying unaudited condensed consolidated financial statements for additional discussion of proxy contest costs.
Employee termination benefits for the six-month period ended June 30, 2018, include cash and share-based severance costs incurred primarily as a result of (i) the reduction in force in the first quarter of 2018 and (ii) severance costs associated with the departure of executive officers and other senior officers. See "Note 4 - Employee Termination Benefits" in the accompanying unaudited condensed consolidated financial statements and "—Recent Events" above for additional discussion of these expenses.

Employee termination benefits for the three and six-month periods ended June 30, 2017, include cash and share-based compensation costs incurred upon the departure of our former Executive Vice President of Investor Relations and Strategy, Duane Grubert as well as severance costs incurred due to the reduction in workforce in the fourth quarter of 2016.  See "Note 4 - Employee Termination Benefits" in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

We recorded loss (gain) on commodity derivative contracts of $30.1 million and $(23.5) million for the three-month periods ended June 30, 2018, and 2017, respectively, which include net cash payments (receipts) upon settlement of $11.3 million and $(3.3) million, respectively. We recorded loss (gain) on commodity derivative contracts of $48.4 million and $(57.7) million for the six-month periods ended June 30, 2018, and 2017, respectively, which include net cash payments (receipts) upon settlement of $17.4 million and $(2.7) million, respectively.

On November 14, 2017, we entered into an Agreement and Plan of Merger (the "merger") with Bonanza Creek Energy, Inc. ("Bonanza Creek"). In contemplation of the proposed merger with Bonanza Creek, which would have been partially financed with debt, we entered into several oil derivative contracts in November 2017. We recorded losses on such oil derivatives of $10.6 million and $16.4 million for the three and six-month periods ended June 30, 2018, which include net cash payments upon settlement of $2.1 million and $3.3 million, respectively. On June 26, 2018, the Board suspended entry into new commodity derivative contracts pending review.

Our derivative contracts are not designated as accounting hedges and, as a result, changes in the fair value of our commodity derivative contracts are recorded each quarter as a component of operating expenses. Internally, management views the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts.

Other operating expense in the 2018 periods primarily reflects the gain on the sale of one of the Company’s properties located in downtown Oklahoma City, OK.

Other (Expense) Income

The Company’s other (expense) income for the three and six-month periods ended June 30, 2018, and 2017 are presented in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Other (expense) income
Interest expense	$(651)	$(946)	$(1,599)	$(1,885)
Gain on extinguishment of debt	—	—	1,151	—
Other income, net	217	1,055	1,090	2,025
Total other (expense) income	$(434)	$109	$642	$140

Gain on extinguishment of debt was recognized for the six-month period ended June 30, 2018, as a result of writing off the unamortized premium in conjunction with the repayment of the Building Note during the first quarter of 2018.

Liquidity and Capital Resources

As of June 30, 2018, our cash and cash equivalents, excluding restricted cash, were $30.1 million. Additionally, we had no debt outstanding under our $425.0 million credit facility and $6.2 million in outstanding letters of credit, which reduce the amount available under the credit facility. As of August 2, 2018, the Company had approximately $17.2 million in cash and cash equivalents, excluding restricted cash, an undrawn credit facility, and $6.2 million in outstanding letters of credit.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flow from operations, cash on hand and amounts available under our credit facility, as discussed in “—Credit Facility” below.

Our working capital deficit increased to $102.6 million at June 30, 2018, compared to $3.8 million at December 31, 2017, largely due to the repayment of the building note in the first quarter of 2018, employee termination benefits paid during the first quarter of 2018 and changes in derivative assets and liabilities due to quarterly mark-to-market adjustments. This decrease is partially offset by fluctuations in the timing and amount of payments of accounts payable and accrued expenses.

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

The Board has announced it has begun a complete and thorough review of assets and operating strategies, including capital expenditures and drilling programs, expenses and commodity derivative policies, which may impact our working capital and the sources and uses of cash thereto.

Cash Flows

Our cash flows from operations, which impact our ability to fund our capital expenditures, are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2016 through June 2018, the NYMEX settled price for oil fluctuated between a high of $72.24 per Bbl in May 2018 and a low of $26.21 per Bbl in February 2016, and the month-end NYMEX settled price for gas fluctuated between a high of $3.93 per MMBtu in January 2017 and a low of $1.71 per MMBtu in March 2016.

Our cash flows for the six-month periods ended June 30, 2018, and 2017 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities	$56,117	$103,932
Cash flows used in investing activities	(81,765)	(122,384)
Cash flows used in financing activities	(43,680)	(4,379)
Net decrease in cash and cash equivalents	$(69,328)	$(22,831)

Cash Flows from Operating Activities

The $47.8 million decrease in operating cash flows for the six-month period ended June 30, 2018, compared to the same period in 2017, is primarily due to (i) a reduction in oil, natural gas and NGL revenues, (ii) cash paid for employee termination benefits, (iii) cash paid on settlement of derivative contracts in the 2018 period compared to receiving cash in the 2017 period, and (iv) other changes in working capital, partially offset by lower general and administrative costs primarily due to the reduction in workforce and other cost-saving measures implemented by management. See “—Consolidated Results of Operations” for further analysis of the changes in operating expenses.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration for and development of our oil and natural gas properties. These capital expenditures are necessary to offset inherent declines in production and proved reserves, which is typical in the capital-intensive oil and natural gas industry. During the six-month period ended June 30, 2018, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities, which were slightly offset by proceeds received from the sale of one of the Company's properties located in downtown Oklahoma City and various other midstream equipment. During the six-month period ended June 30, 2017, cash flows used in investing activities included the acquisition of 13,000 net acres in Woodward County, Oklahoma for approximately $47.8 million in cash and capital expenditures for drilling and completion activities, which were partially offset by proceeds of $14.8 million from the sale of various non-core oil and natural gas properties and certain drilling equipment previously classified as held for sale.

Capital expenditures for the six-month periods ended June 30, 2018, and 2017 are summarized on an accrual basis below (in thousands):

	Six Months Ended June 30,
	2018	2017
Capital Expenditures (on an accrual basis)
Drilling and completion	$68,797	$63,241
Leasehold and geophysical	5,793	31,993
Other - operating	107	608
Other - corporate	—	1,402
Capital expenditures, excluding acquisitions	74,697	97,244
Acquisitions	—	48,236
Total	$74,697	$145,480

Cash Flows from Financing Activities

Our cash used in financing activities was approximately $43.7 million for the six-month period ended June 30, 2018, which consisted of the repayment of the building note and cash paid for employee tax obligations in connection with the withholding of common shares upon vesting of employee share-based compensation awards. Our cash used in financing activities was approximately $4.4 million during the six-month period ended June 30, 2017, which consisted of cash paid for employee tax obligations in connection with the withholding of common shares upon vesting of employee share-based compensation awards and deferred financing costs incurred on the credit facility.

Indebtedness

Credit Facility

We had no debt outstanding under our credit facility at June 30, 2018. The borrowing base under the credit facility is $425.0 million, which was reconfirmed in the April 2018 borrowing base redetermination. The next semi-annual borrowing base redetermination is scheduled for October 1, 2018. The credit facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 valuation of all proved reserves included in our most recently delivered reserve report, (ii) a first-priority perfected pledge of substantially all of the capital stock owned by each credit party and equity interests in the Royalty Trusts that are owned by a credit party and (iii) a first-priority perfected security interest in substantially all the cash, cash equivalents, deposits, securities and other similar accounts, and other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).

The credit facility requires us to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. We were in compliance with all applicable financial covenants under the credit facility as of June 30, 2018.

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

See “Note 9 - Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company’s debt.
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

Other than the repayment of the Building Note discussed above, there were no other significant changes in contractual obligations and off-balance sheet arrangements from those reported in the 2017 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2018.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we use to manage commodity prices. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon our view of opportunities under the then-prevailing current market conditions, we enter into commodity price derivative contracts for a portion of our anticipated production volumes for the purpose of reducing variability of oil and natural gas prices we receive. Our credit facility limits our ability to enter into derivative transactions to 90% of expected production volumes from estimated proved reserves over the period covered by the transactions.

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2018, our commodity derivative contracts consisted of fixed price swaps under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

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

On June 26, 2018, the Board suspended entry into new commodity derivative contracts pending a complete review and analysis of our prior commodity derivative program.

At June 30, 2018, our open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
July 2018 - December 2018	1,748	$56.08
January 2019 - December 2019	1,825	$54.29

Natural Gas Price Swaps

	Notional (MMcf)	Weighted Average Fixed Price
July 2018 - December 2018	7,360	$3.11

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

The Company recorded loss (gain) on commodity derivative contracts of $30.1 million and $(23.5) million for the three-month periods ended June 30, 2018, and 2017, respectively, which include net cash payments (receipts) upon settlement of $11.3 million and $(3.3) million, respectively. We recorded loss (gain) on commodity derivative contracts of $48.4 million and $(57.7) million for the six-month periods ended June 30, 2018, and 2017, respectively, which include net cash payments (receipts) upon settlement of $17.4 million and $(2.7) million, respectively.

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender under the credit facility can be offset against amounts owed, if any, to such counterparty. As of June 30, 2018, the counterparties to our open commodity derivative contracts consisted of five financial institutions, all of which are also lenders under our credit facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on this instrument is periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had no outstanding variable rate debt as of June 30, 2018.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

On October 14, 2016, Lisa West and Stormy Hopson filed an amended class action complaint in the United States District Court for the Western District of Oklahoma against SandRidge Exploration and Production, LLC, among other defendants. In their amended complaint, plaintiffs asserted various tort claims seeking relief for damages, including the reimbursement of past and future earthquake insurance premiums, resulting from seismic activity allegedly caused by the defendants’ operation of wastewater disposal wells. The court dismissed the plaintiffs’ amended complaint on May 12, 2017, but permitted the plaintiffs to file a second amended complaint. On July 18, 2017, the plaintiffs filed a second amended class action complaint making allegations substantially similar to those contained in the amended complaint that was previously dismissed. An estimate of reasonably possible losses associated with this action cannot be made at this time; therefore, the Company has not established any reserves relating to this action.

As previously disclosed, on May 16, 2016, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court confirmed the Plan on September 9, 2016, and the Debtors subsequently emerged from bankruptcy on October 4, 2016.

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated Cases:

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma
• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma
• Barton W. Gernandt Jr., et al. v. SandRidge Energy, Inc., Case No. 5:15-cv-00834-D, USDC, Western District of Oklahoma

Although the Cases have not been dismissed against certain former officers and directors who remain defendants in the Cases, the Company remains as a nominal defendant in each of the Cases so that any of the respective plaintiffs may seek to recover proceeds from any applicable insurance policies or proceeds. In each of the Cases, to the extent liability exceeds the amount of available insurance proceeds, the Company may owe indemnity obligations to its former officers and/or directors who remain as defendants in such action. An estimate of reasonably probable losses associated with any of the Cases cannot be made at this time, however the Company believes that any potential liability with respect to the Cases will not be material. The Company has not established any reserves relating to any of the Cases.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business. Pursuant to the terms of the SandRidge Mississippian Trust I and SandRidge Mississippian Trust II, the Company is obligated to indemnify each Royalty Trust against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses arising out of certain legal matters as stipulated in the respective agreements with each Royalty Trust.

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2017 Form 10-K.

Risks and Uncertainties related to our Review of Strategic Alternatives.

In June 2018, we announced a comprehensive review of the position of the Company and how to best maximize value for all shareholders, which could include a sale of the Company or significant assets of the Company, including corporate assets such as our real estate properties located in downtown Oklahoma City, OK. We will incur expenses in connection with the review of strategic alternatives and our future results may be affected by the consummation of any strategic alternatives. In the event we sell a portion of our assets, including our real estate properties, realized prices could vary from our carrying value of such assets. Any strategic alternatives we pursue are subject to certain risks and uncertainties, including, among other things, the ability to realize the anticipated benefits of any strategic alternatives we may pursue, the potential for disruption to our business and diversion of management’s attention from other aspects of our business, the possibility that such strategic alternatives will not be completed on terms that are advantageous to us and the possibility that we may be unable to realize a higher value for our Company through strategic alternatives.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
April 1, 2018 — April 30, 2018	214,961	$13.44	N/A	N/A
May 1, 2018 — May 31, 2018	—	$—	N/A	N/A
June 1, 2018 — June 30, 2018	152,802	$17.36	N/A	N/A
Total	367,763		—

____________________
1. Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
10.1.1.2†	Form of Amendment No. 2 to the Non-employee Director Emergence Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan					*
10.1.6.2†	Form of Amendment No. 2 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan					*
10.12	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read.	8-K	001-33784	10.12	6/25/2018
10.13	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor.	8-K	001-33784	10.13	6/25/2018
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
† Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Michael A. Johnson
Michael A. Johnson Senior Vice President and Chief Financial Officer

Date: August 9, 2018