Form 10-Q
period 2019-06-30
SANDRIDGE ENERGY INC
filed 2019-08-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-33784

SANDRIDGE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8084793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Robert S. Kerr Avenue Oklahoma City, Oklahoma	73102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (405) 429-5500
Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.001 par value	SD	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 2, 2019, was 35,737,539.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II for periods ending June 30, 2019 and December 31, 2018 and SandRidge Permian Trust for the period ending June 30, 2018 (collectively, the “Royalty Trusts”).

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2019

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$7,808	$17,660
Restricted cash - other	1,981	1,985
Accounts receivable, net	51,025	45,503
Derivative contracts	—	5,286
Prepaid expenses	2,927	2,628
Other current assets	247	265
Total current assets	63,988	73,327
Oil and natural gas properties, using full cost method of accounting
Proved	1,390,054	1,269,091
Unproved	46,274	60,152
Less: accumulated depreciation, depletion and impairment	(652,709)	(580,132)
	783,619	749,111
Other property, plant and equipment, net	197,706	200,838
Other assets	1,500	1,062
Total assets	$1,046,813	$1,024,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$95,734	$111,797
Asset retirement obligation	14,820	25,393
Other current liabilities	1,355	—
Total current liabilities	111,909	137,190
Long-term debt	52,000	—
Asset retirement obligation	46,176	34,671
Other long-term obligations	4,587	4,756
Total liabilities	214,672	176,617
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,762 issued and outstanding at June 30, 2019 and 35,687 issued and outstanding at December 31, 2018	36	36
Warrants	88,518	88,516
Additional paid-in capital	1,058,200	1,055,164
Accumulated deficit	(314,613)	(295,995)
Total stockholders’ equity	832,141	847,721
Total liabilities and stockholders’ equity	$1,046,813	$1,024,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil, natural gas and NGL	$75,196	$79,304	$148,244	$166,270
Other	192	158	380	320
Total revenues	75,388	79,462	148,624	166,590
Expenses
Lease operating expenses	25,076	19,757	47,855	43,276
Production, ad valorem, and other taxes	5,877	5,683	10,957	11,917
Depreciation and depletion — oil and natural gas	39,419	30,961	75,884	58,958
Depreciation and amortization — other	2,986	3,040	5,929	6,193
Impairment	—	—	—	4,170
General and administrative	10,084	10,077	20,023	23,759
Accelerated vesting of employment compensation	—	6,545	—	6,545
Proxy contest	—	7,191	—	7,598
Employee termination benefits	4,465	1,043	4,465	32,630
Loss on derivative contracts	—	30,104	209	48,434
Other operating expense (income)	37	(1,254)	119	(1,238)
Total expenses	87,944	113,147	165,441	242,242
Loss from operations	(12,556)	(33,685)	(16,817)	(75,652)
Other (expense) income
Interest expense, net	(702)	(651)	(1,287)	(1,599)
Gain on extinguishment of debt	—	—	—	1,151
Other (expense) income, net	(26)	217	(457)	1,090
Total other (expense) income	(728)	(434)	(1,744)	642
Loss before income taxes	(13,284)	(34,119)	(18,561)	(75,010)
Income tax benefit	—	(45)	—	(42)
Net loss	$(13,284)	$(34,074)	$(18,561)	$(74,968)
Loss per share
Basic	$(0.38)	$(0.97)	$(0.53)	$(2.15)
Diluted	$(0.38)	$(0.97)	$(0.53)	$(2.15)
Weighted average number of common shares outstanding
Basic	35,356	35,017	35,339	34,800
Diluted	35,356	35,017	35,339	34,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2019
Balance at December 31, 2018	35,687	$36	6,604	$88,516	$1,055,164	$(295,995)	$847,721
Stock-based compensation	—	—	—	—	1,073	—	1,073
Issuance of warrants for general unsecured claims	—	—	1	2	(2)	—	—
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(5,277)	(5,277)
Balance at March 31, 2019	35,687	36	6,605	88,518	1,056,235	(301,329)	843,460
Issuance of stock awards, net of cancellations	75		—	—	—	—	—
Stock-based compensation	—	—	—	—	2,170	—	2,170
Cash paid for tax withholdings on vested stock awards					(205)		(205)
Net loss	—	—	—	—	—	(13,284)	(13,284)
Balance at June 30, 2019	35,762	$36	6,605	$88,518	$1,058,200	$(314,613)	$832,141

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2018
Balance at December 31, 2017	35,650	$36	6,570	$88,500	$1,038,324	$(286,920)	$839,940
Cancellation of stock awards, net of issuances	(90)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,055	—	16,055
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1,661)	—	(1,661)
Net loss	—	—	—	—	—	(40,894)	(40,894)
Balance at March 31, 2018	35,560	36	6,570	88,500	1,052,718	(327,814)	813,440
Cancellation of stock awards, net of issuances	(254)	(1)	—	—	1	—	—
Common stock issued for general unsecured claims	26	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,605	—	6,605
Issuance of warrants for general unsecured claims	—	—	52	14	(14)	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(5,715)	—	(5,715)
Net loss	—	—	—	—		(34,074)	(34,074)
Balance at June 30, 2018	35,332	$35	6,622	$88,514	$1,053,595	$(361,888)	$780,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,561)	$(74,968)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	(91)	(6)
Depreciation, depletion, and amortization	81,813	65,151
Impairment	—	4,170
Debt issuance costs amortization	238	235
Amortization of premiums and discounts on debt	—	(47)
Write off of debt issuance costs	142	—
Gain on extinguishment of debt	—	(1,151)
Loss on derivative contracts	209	48,434
Cash received (paid) on settlement of derivative contracts	5,078	(17,393)
Stock-based compensation	3,104	21,909
Other	(57)	(1,563)
Changes in operating assets and liabilities	(9,402)	11,346
Net cash provided by operating activities	62,473	56,117
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(123,676)	(95,328)
Acquisition of assets	236	—
Proceeds from sale of assets	852	13,563
Net cash used in investing activities	(122,588)	(81,765)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	112,596	—
Repayments of borrowings	(60,596)	(36,304)
Reduction of financing lease liability	(635)	—
Debt issuance costs	(901)	—
Cash paid for tax withholdings on vested stock awards	(205)	(7,376)
Net cash provided by (used in) financing activities	50,259	(43,680)
NET DECREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(9,856)	(69,328)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	19,645	101,308
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$9,789	$31,980
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(949)	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$17,224	$29,464
Right-of-use assets obtained in exchange for financing lease obligations	$2,655	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas exploration and production company headquartered in Oklahoma City, Oklahoma with a principal focus on the acquisition, exploration and development of hydrocarbon resources in the United States.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries, including its proportionate share of the Royalty Trusts. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2018 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and natural gas liquids (“NGL”) reserves; impairment tests of long-lived assets; asset retirement obligations; depreciation, depletion and amortization; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. In the second quarter of 2019, the Company revised estimated retirement dates for certain Mid-Continent properties. These revisions resulted in the reclassification of $9.7 million in asset retirement obligations from current liabilities to long-term obligations on the accompanying condensed consolidated balance sheet as of June 30, 2019. Although management believes the estimates used in the areas noted above are reasonable, actual results could differ significantly.

Recent Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” and subsequently issued other associated ASU's related to Topic 842 which supersede Accounting Standards Codification ("ASC") 840 and require lessees to recognize right of use ("ROU") lease assets and liabilities on the balance sheet for long-term leases formerly classified as operating leases under ASC 840, and to disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 using a modified retrospective approach for all ROU leases that existed at the period of adoption and did not restate its comparative periods. See Note 4 for additional discussion of the new leasing standard.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets and other assets, accounts payable and accrued expenses, other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2019, and December 31, 2018. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment classified as assets held for sale and related impairments, which are calculated using Level 3 inputs, are discussed in Note 5.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had no financial assets or liabilities where fair value differed from carrying value classified in the fair value hierarchy as of June 30, 2019. The Company had assets classified in Level 2 of the hierarchy as of December 31, 2018, as described below.

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

Fair Value - Recurring Measurement Basis

The Company had no commodity derivative contracts in place at June 30, 2019. The following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy as of December 31, 2018 (in thousands):

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six-month periods ended June 30, 2019 and 2018.

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company, on occasion, has sought to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. The Company has not designated any of its derivative contracts as hedges for accounting purposes and records all derivative contracts at fair value with changes in derivative contract fair values recognized as gain or loss on derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2019, the Company had no commodity derivative contracts in place. Historically, none of the Company’s commodity derivative contracts could be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Commodity derivative contracts are settled on a monthly basis, and the commodity derivative contract valuations are adjusted to the mark-to-market valuation on a quarterly basis. The Board and management of the Company are continuing to evaluate the futures market for oil and natural gas to mitigate exposure to adverse oil and natural gas price changes.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss on commodity derivative contracts	$—	$30,104	$209	$48,434
Cash paid (received) on settlements	$—	$11,274	$(5,078)	$17,393

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

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

4. Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequently issued other associated ASU's related to Topic 842 which supersede ASC 840 and require lessees to recognize ROU lease assets and liabilities on the balance sheet for long-term leases formerly classified as operating leases under ASC 840, and to disclose key information about leasing arrangements. Leases to explore for or produce oil and natural gas were not impacted by this guidance. This ASU became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2019 using a modified retrospective approach for all ROU leases that existed at the period of adoption and did not restate its comparative periods.

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

Adoption of this standard resulted in additional ROU lease assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of January 1, 2019, which did not materially impact the Company's consolidated financial statements. The difference between the net lease assets and liabilities was recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying condensed consolidated balance sheet as of June 30, 2019. The Company had no significant capital or operating leases with terms longer than 12 months at December 31, 2018.

The Company has operating and financing leases for vehicles, drilling rigs and equipment, which are not significant to the consolidated financial statements as of and for the three and six-month periods ended June 30, 2019.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The components of lease costs recognized for the Company's ROU leases are shown below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Short-term lease cost (1)	$3,174	$8,083
Financing lease cost	348	645
Operating lease cost	43	101
Total lease cost	$3,565	$8,829
___________________
1.$1.9 million and $5.1 million of short-term lease cost was capitalized as part of oil and natural gas properties during the three and six-month periods ended June 30, 2019, respectively. Portions of these costs were reimbursed to the Company by other working interest owners.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Oil and natural gas properties
Proved	$1,390,054	$1,269,091
Unproved	46,274	60,152
Total oil and natural gas properties	1,436,328	1,329,243
Less accumulated depreciation, depletion and impairment	(652,709)	(580,132)
Net oil and natural gas properties	783,619	749,111

Land	4,400	4,400
Electrical infrastructure	131,176	131,176
Other non-oil and natural gas equipment	13,327	13,458
Buildings and structures	77,148	77,148
Financing leases	2,083	—
Total	228,134	226,182
Less accumulated depreciation and amortization	(30,428)	(25,344)
Other property, plant and equipment, net	197,706	200,838
Total property, plant and equipment, net	$981,325	$949,949

During the first quarter of 2018, the Company classified its remaining midstream generator assets as held for sale. These assets had a carrying value of $5.7 million which exceeded the estimated net realizable value of $1.6 million based on expected sales prices obtained from third parties. As a result, the Company recorded an impairment of $4.1 million for the six-month period ended June 30, 2018. The midstream generator assets were sold during the second quarter of 2018 with no gain or loss recognized on the sale. No significant assets were classified as held for sale at June 30, 2019 or December 31, 2018.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and other accrued expenses	$65,267	$78,219
Payroll and benefits	10,943	12,891
Production payable	11,881	12,767
Taxes payable	6,709	5,350
Drilling advances	811	2,031
Accrued interest	123	539
Total accounts payable and accrued expenses	$95,734	$111,797

7. Debt

Credit Facility. On June 21, 2019, the Company amended and restated its existing $600.0 million reserve-based revolving credit facility. The initial borrowing base of the restated credit facility is $300.0 million, which was reduced from $350.0 million under the previous credit facility. The next borrowing base redetermination is scheduled for October 1, 2019 with semiannual redeterminations thereafter. The facility is also subject to an initial aggregate elected commitment of $270.0 million, which the Company may reduce or seek to increase in future periods in accordance with the terms of the restated credit facility. The restatement extended the credit facility maturity date to April 1, 2021 from March 31, 2020.

The interest rate on outstanding borrowings was reduced from a pricing grid tied to the borrowing base utilization rate of (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum, or (b) the base rate plus an applicable margin that varies from 2.00% to 3.00% per annum under the previous credit facility to a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 2.00% to 3.00% per annum, or (b) the base rate plus an applicable margin that varies from 1.00% to 2.00% per annum under the restated credit facility. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the credit facility. The Company has the right to prepay loans under the credit facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.

The restated credit facility is secured by (i) first-priority mortgages on at least 85% of the PV-9 valuation of all proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of substantially all of the capital stock owned by each credit party and equity interests in the Royalty Trusts that are owned by a credit party and (iii) a first-priority perfected security interest in substantially all the cash, cash equivalents, deposits, securities and other similar accounts, and other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing). Other than reducing the proportion of the Company’s proved reserves required to be subject to first-priority mortgages to 85% from 95%, these terms are materially similar to those contained in the previously existing credit facility.

The restated facility includes events of default and certain customary affirmative and negative covenants which are materially similar to those under the previous credit facility. The Company must also continue to maintain certain financial covenants including (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of June 30, 2019, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of 0.25 and consolidated interest coverage ratio of 63.13.

The Company had $52.0 million outstanding under the credit facility at June 30, 2019, and $7.6 million in outstanding letters of credit, which reduce availability under the restated credit facility on a dollar-for-dollar basis.

Building Note. In February 2018, the Company fully repaid a note secured by a mortgage on the Company's downtown Oklahoma City real estate (the "Building Note") in the amount of $36.3 million, which was comprised of an initial principal amount of $35.0 million and $1.3 million in in-kind interest costs that were previously added to the principal. An unamortized

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

premium of $1.2 million was recognized as a gain on extinguishment of debt in the unaudited condensed consolidated statement of operations for the six-month period ended June 30, 2018 in connection with the repayment.

8. Commitments and Contingencies

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

•In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma; and

•Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma

The lead plaintiffs in both In re SandRidge Energy, Inc. Securities Litigation and Lanier Trust assert claims on behalf of themselves and a putative class of (i) in In re SandRidge Energy, Inc. Securities Litigation all purchasers of SandRidge common stock from February 24, 2011 and November 8, 2012 under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and (ii) in Lanier Trust purchasers of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II common units between April 7, 2011 and November 8, 2012 under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, both based on allegations that defendants, which include certain former officers of the Company and the SandRidge Mississippian Trust I, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company in the Mississippian region.

Discovery in each of the Cases closed on June 19, 2019. A hearing on class certification in each of the Cases has been scheduled for September 6, 2019.

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant in each of the Cases solely to the extent necessary to allow recovery from applicable insurance policies or proceeds. In addition, the Company owes indemnity obligations and/or the obligation to advance legal fees, to certain former officers who remain as defendants in each action. The Company may also be contractually obligated to indemnify the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, arising out of the Cases, and such indemnification is not covered by insurance.

In light of the status of the Cases, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome in either case or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, considering the erosion of insurance coverage available to the Company, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Cases and believes that the plaintiffs’ claims are without merit. The Company intends to continue to vigorously defend against the Cases in its capacity as a nominal defendant.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at June 30, 2019. Thus, the Company had no federal income tax expense or benefit for the three and six-month periods ended June 30, 2019 and 2018, and an insignificant amount of state income tax benefit for the three and six-month periods ended June 30, 2018.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 during 2016 that subjected certain of the Company’s tax attributes, including net operating losses ("NOLs"), to an IRC Section 382 limitation. This limitation has not resulted in cash taxes for any period subsequent to the ownership change. Since the 2016 ownership change, the Company has generated additional NOLs and other tax attributes that are not currently subject to an IRC Section 382 limitation. The Company's ability to use NOLs and other tax attributes to reduce taxable income and income taxes could be materially impacted by a future IRC 382 ownership change. Future transactions involving the Company's stock including those outside of the Company's control could cause an IRC 382 ownership change resulting in a limitation on tax attributes currently not limited and a more restrictive limitation on tax attributes currently subject to the previous IRC 382 limitation.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2015 to present remain open for federal examination. Additionally, tax years 2005 through 2014 remain subject to examination for determining the amount of remaining federal net operating loss and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

10. Equity

Common Stock, Performance Share Units, and Stock Options. At June 30, 2019, the Company had 35.8 million shares of common stock, par value $0.001 per share, issued and outstanding, including 0.3 million shares of unvested restricted stock awards, 0.3 million unvested stock options, 0.1 million unvested performance share units, and 250.0 million shares of common stock authorized. See Note 12 for further discussion of the Company’s restricted stock awards, performance share units, and stock options.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Revenues

The following table disaggregates the Company’s revenue by source for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Oil	$55,615	$49,219	$98,774	$102,554
NGL	9,413	16,946	22,524	33,335
Natural gas	10,168	13,139	26,946	30,381
Other	192	158	380	320
Total revenues	$75,388	$79,462	148,624	$166,590

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

Pricing for the Company’s oil, natural gas and NGL contracts is variable and is based on volumes sold multiplied by either an index price, net of deductions, or a percentage of the sales price obtained by the customer, which is also based on index prices. The transaction price is allocated on a pro-rata basis to each unit of oil, natural gas or NGL sold based on the terms of the contract. Oil, natural gas and NGL revenues are also recorded net of royalties, discounts and allowances, and transportation costs, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from revenues and are included in production tax expense in the consolidated statements of operations. Payment terms are typically within 30 days of control being transferred. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of June 30, 2019, and December 31, 2018, the Company had revenues receivable of $23.3 million and $31.8 million, respectively, and did not record any bad debt expense on revenues receivable during the three and six-month periods ended June 30, 2019.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Share and Incentive-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Company's Omnibus Incentive Plan became effective in October 2016. The Omnibus Incentive Plan authorizes the issuance of up to 4.6 million shares of SandRidge common stock to eligible persons including non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisers to the Company or any of its affiliates. At June 30, 2019, the Company had restricted stock awards and an immaterial amount of performance share units and stock options outstanding under the Omnibus Incentive Plan. Vesting for certain restricted stock awards and performance share units was accelerated in connection with the departure of certain executives and reductions in force which occurred during the three and six-month periods ended June 30, 2019 and the six-month period ended June 30, 2018. Vesting for certain restricted stock awards, performance share units and performance units was accelerated in the second quarter of 2018 in connection with the change in the composition of the Board after the 2018 annual meeting.

Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares will generally vest over either a one-year period or three-year period. As of June 30, 2019, the Company had approximately 0.3 million unvested restricted shares outstanding at a weighted average grant date fair value of $13.56 per share, and unrecognized compensation cost related to these awards totaled $3.1 million. The remaining weighted average contractual period over which this compensation cost may be recognized is 1.7 years.

The following tables summarize share and incentive-based compensation for the three and six-month periods ended June 30, 2019, and 2018 (in thousands):

	Recurring Compensation Expense(1)	Executive Terminations(2)(3)	Reduction in Force(2)(3)	Accelerated Vesting(4)	Total
Three Months Ended June 30, 2019
Equity-classified awards:
Restricted stock awards	$829	$197	$501	$—	$1,527
Performance share units	189	281	—	—	470
Stock options	193	—	—	—	193
Total share-based compensation expense	1,211	478	501	—	2,190
Less: Capitalized compensation expense	(62)	—	—	—	(62)
Share-based compensation expense, net	$1,149	$478	$501	$—	$2,128

Three Months Ended June 30, 2018
Equity-classified awards:
Restricted stock awards	$603	$—	$92	$5,181	$5,876
Performance share units	31	82	7	610	730
Total share-based compensation expense	634	82	99	5,791	6,606
Liability-classified awards:
Performance units	227	(216)	(31)	1,309	1,289
Total share and incentive-based compensation expense	861	(134)	68	7,100	7,895
Less: Capitalized compensation expense	(124)	—	—	(555)	(679)
Share and incentive-based compensation expense, net	$737	$(134)	$68	$6,545	$7,216

____________________
1.Recorded in general and administrative expense in the accompanying consolidated statements of operations.
2.Recorded in employee termination benefits in the accompanying consolidated statements of operations.
3.Three-month period ended June 30, 2018, includes an adjustment to first quarter 2018 accrued share and incentive-based compensation to reflect actuals paid.
4.Recorded in accelerated vesting of employment compensation in the accompanying consolidated statements of operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Recurring Compensation Expense(1)	Executive Terminations(2)(3)	Reduction in Force(2)(3)	Accelerated Vesting(4)	Total
Six Months Ended June 30, 2019
Equity-classified awards:
Restricted stock awards	$1,574	$197	$501	$—	$2,272
Performance share units	387	281	—	—	668
Stock options	323	—	—	—	323
Total share-based compensation expense	2,284	478	501	—	3,263
Less: Capitalized compensation expense	(139)	—	—	—	(139)
Share-based compensation expense, net	$2,145	$478	$501	$—	$3,124

Six Months Ended June 30, 2018
Equity-classified awards:
Restricted stock awards	$3,379	$8,140	$3,777	$5,181	$20,477
Performance share units	359	1,056	158	610	2,183
Total share-based compensation expense	3,738	9,196	3,935	5,791	22,660
Liability-classified awards:
Performance units	756	2,151	558	1,309	4,774
Total share and incentive-based compensation expense	4,494	11,347	4,493	7,100	27,434
Less: Capitalized compensation expense	(334)	—	—	(555)	(889)
Share and incentive-based compensation expense, net	$4,160	$11,347	$4,493	$6,545	$26,545

____________________
1.Recorded in general and administrative expense in the accompanying consolidated statements of operations.
2.Recorded in employee termination benefits in the accompanying consolidated statements of operations.
3.Six-month period ended June 30, 2018, includes an adjustment to first quarter 2018 accrued share and incentive-based compensation to reflect actuals paid.
4.Recorded in accelerated vesting of employment compensation in the accompanying consolidated statements of operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Employee Termination Benefits

The following table presents a summary of employee termination benefits for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Cash	Share-Based Compensation (5)	Number of Shares	Total Employee Termination Benefits
Three Months Ended June 30, 2019
Executive Employee Termination Benefits (1)	$877	$478	37	$1,355
Other Employee Termination Benefits (2)	2,609	501	44	3,110
	$3,486	$979	81	$4,465
Three Months Ended June 30, 2018
Executive Employee Termination Benefits	$—	$82	—	$82
Other Employee Termination Benefits	862	99	—	961
	$862	$181	—	$1,043
Six Months Ended June 30, 2019
Executive Employee Termination Benefits (1)	$877	$478	37	$1,355
Other Employee Termination Benefits (2)	2,609	501	44	3,110
	$3,486	$979	81	$4,465
Six Months Ended June 30, 2018
Executive Employee Termination Benefits (3)	$11,945	$9,196	554	$21,141
Other Employee Termination Benefits (4)	7,554	3,935	209	11,489
	$19,499	$13,131	763	$32,630
____________________
1.On June 14, 2019, the Company’s then current Executive Vice President, General Counsel and Corporate Secretary, Philip Warman, separated employment from the Company. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with this separation during the second quarter of 2019.
2.As a result of a reduction in workforce in the second quarter of 2019, certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company.
3.On February 8, 2018, the Company’s then current chief executive officer ("CEO"), James Bennett, separated employment from the Company, and on February 22, 2018, the Company’s then current chief financial officer ("CFO"), Julian Bott, also separated employment from the Company. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with these separations during the first quarter of 2018.
4.As a result of a reduction in workforce in the first quarter of 2018, certain employees received termination benefits including cash severance and accelerated share-based and incentive compensation upon separation of service from the Company.
5.Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards and performance share units upon the departure of certain executives and the reductions in workforce in the first quarter of 2018 and second quarter of 2019 reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards and performance share units. One share of the Company’s common stock was issued per performance share unit. Other employee termination benefits for the three and six-month periods ended June 30, 2018, includes an adjustment to first quarter 2018 accrued share-based compensation to reflect actuals paid.

See Note 12 for additional discussion of the Company’s share-based compensation awards.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted loss per share:

	Net Loss	Weighted Average Shares	Loss Per Share

	(In thousands, except per share amounts)
Three Months Ended June 30, 2019
Basic loss per share	$(13,284)	35,356	$(0.38)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(13,284)	$35,356	$(0.38)
Three Months Ended June 30, 2018
Basic loss per share	$(34,074)	35,017	$(0.97)
Effect of dilutive securities
Restricted stock awards(2)	—	—
Performance share units(3)	—	—
Warrants(4)	—	—
Diluted loss per share	$(34,074)	35,017	$(0.97)
Six Months Ended June 30, 2019
Basic loss per share	$(18,561)	35,339	$(0.53)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(18,561)	35,339	$(0.53)
Six Months Ended June 30, 2018
Basic loss per share	$(74,968)	34,800	$(2.15)
Effect of dilutive securities
Restricted stock awards(5)	—	—
Performance share units(3)	—	—
Warrants(4)	—	—
Diluted loss per share	$(74,968)	34,800	$(2.15)
____________________
1.No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three and six-month periods ended June 30, 2019, as their effect was antidilutive under the treasury stock method.
2.No incremental shares of potentially dilutive restricted stock awards were included for the three-month period ended June 30, 2018, as their effect was antidilutive under the treasury stock method.
3.Performance share units covering an insignificant amount of shares for the three and six-month periods ended June 30, 2018, were excluded from the computation of loss per share because their effect would have been antidilutive.
4.No incremental shares of potentially dilutive warrants were included for the three or six-month periods ended June 30, 2018, as their effect was antidilutive under the treasury stock method.
5.Restricted stock awards covering an insignificant amount of shares for the six-month period ended June 30, 2018, were excluded from the computation of loss per share because their effect would have been antidilutive.

See Note 12 for discussion of the Company’s share-based compensation awards.

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

The financial information with respect to the three and six-month periods ended June 30, 2019, and 2018, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on the acquisition, exploration and development of hydrocarbon resources in the United States.

Operational activities for the three and six-month periods ended June 30, 2019, and 2018 include the following:

	Three Months Ended June 30,
	2019			2018
	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling
Area
Mid-Continent (1)	3	0.6	0.7	4	0.6	1.0
North Park Basin	6	6.0	0.7	1	1.0	0.2
Total	9	6.6	1.4	5	1.6	1.2

	Six Months Ended June 30,
	2019			2018
	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling
Area
Mid-Continent (1)	11	3.5	1.2	10	2.0	1.3
North Park Basin	10	10.0	0.8	6	6.0	0.7
Total	21	13.5	2.0	16	8.0	2.0
____________________
1.Three and eight wells, respectively, were drilled under our drilling participation agreement in the NW STACK during the three and six-month periods ended June 30, 2019. Four and nine wells, respectively, were drilled under our drilling participation agreement in the NW STACK during the three and six-month periods ended June 30, 2018. Under this agreement, we are receiving a 20% net working interest after funding 10% of the drilling and completion costs related to the subject wells. The last well under this agreement was completed in the second quarter of 2019.
2.Includes wells with a rig release date during the three or six-month periods ended June 30, 2019 or 2018, respectively.

The chart below shows production by product for the three and six-month periods ended June 30, 2019 and 2018:

Total Production
100.0%
—%
25.7%
43.8%
30.5%
23.7%
50.7%
25.6%
26.7%
44.6%
28.7%
22.7%
50.0%
27.3%
Q2'19
Q2'18
YTD'19
YTD'18
Oil
Natural Gas
NGL

Outlook

In the third quarter of 2019, our focus will be on finishing completion operations and initializing production from our latest six well pad in the North Park Basin. These wells were drilled in the second quarter. Most of our budgeted drilling capital allocated between North Park Basin and Mid-Continent properties was spent during the first half of 2019. Any selective drilling projects in the remainder of the year will fall within our public capital expenditure guidance range as we stay focused on capital discipline. We will also pursue accretive acquisitions of strategic assets that provide high quality production and development upside as well as other acquisition opportunities where we can purchase existing production at attractive prices. Focusing on cost reductions, margin improvements and opportunistic divestment of core and non-core properties will also be a part of our plan moving forward. Based on these strategic objectives, we intend to spend between $160.0 million and $180.0 million as part of our 2019 capital budget plan. The substantial majority of these budgeted expenditures is designated for drilling and completion activities. Based on our 2019 capital spending plans, we estimate that our production will experience a 5%-6% decline compared to full year 2018 production. We will continue to monitor the changing market conditions and the results of our operations and will take measures to help achieve our strategic objectives, enhance shareholder value and improve our competitiveness in the marketplace. We will endeavor to keep our capital spending within or very close to our projected cash flows from operations subject to changing industry conditions or events.

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

To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three and six-month periods ended June 30, 2019, and 2018 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil (per Bbl)	$59.91	$67.91	$57.45	$65.46
Natural gas (per MMBtu)	$2.51	$2.83	$2.69	$2.84

To reduce our exposure to price fluctuations, we have historically entered into commodity derivative contracts for a portion of our anticipated future oil and natural gas production depending on management's view of opportunities under then-prevailing market conditions as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Reducing our exposure to price volatility helps mitigate the risk that we will not have adequate funds available for our capital expenditure programs. During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil and natural gas. Conversely, during periods of declining market prices of oil and natural gas, our commodity derivative contracts may partially offset declining revenues and cash flow to the extent strike prices for our contracts are above market prices at the time of settlement. At June 30, 2019, we had no commodity derivative contracts in place.

Revenues

Consolidated revenues for the three and six-month periods ended June 30, 2019, and 2018 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil	$55,615	$49,219	$98,774	$102,554
NGL	9,413	16,946	22,524	33,335
Natural gas	10,168	13,139	26,946	30,381
Other	192	158	380	320
Total revenues	$75,388	$79,462	$148,624	$166,590

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six-month periods ended June 30, 2019, and 2018 are shown in the table below (in thousands):

	Three Months Ended June 30	Six Months Ended June 30
2018 oil, natural gas and NGL revenues	$79,304	$166,270
Change due to production volumes	17,343	14,308
Change due to average prices	(21,451)	(32,334)
2019 oil, natural gas and NGL revenues	$75,196	$148,244

Revenues from oil, natural gas and NGL sales decreased $4.1 million, or 5.2% and $18.0 million, or 10.8% for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018, due primarily to a decrease in average prices received for our oil, natural gas and NGL production during the 2019 periods. Production increased in the 2019 periods compared to the 2018 periods largely as a result of successful drilling on our North Park Basin acreage, which was partially offset by the sale of our Permian Basin properties in the fourth quarter of 2018. Additionally, we added production from the purchase of additional interest in certain oil and natural gas properties in the Mississippian Lime and NW STACK areas of Oklahoma and Kansas in the fourth quarter of 2018, which is offsetting natural production declines in our existing producing wells in the Mid-Continent.

Oil, Natural Gas and NGL Production and Pricing

The Company's production and pricing information for the three and six-month periods ended June 30, 2019, and 2018 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Production data
Oil (MBbls)	984	755	1,833	1,681
NGL (MBbls)	830	700	1,706	1,400
Natural gas (MMcf)	8,476	8,977	17,096	18,464
Total volumes (MBoe)	3,227	2,951	6,388	6,158
Average daily total volumes (MBoe/d)	35.5	32.4	35.3	34.0
Average prices—as reported(1)
Oil (per Bbl)	$56.52	$65.19	$53.89	$61.01
NGL (per Bbl)	$11.34	$24.21	$13.20	$23.81
Natural gas (per Mcf)	$1.20	$1.46	$1.58	$1.65
Total (per Boe)	$23.30	$26.87	$23.21	$27.00
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$56.52	$48.75	$53.89	$49.00
NGL (per Bbl)	$11.34	$24.21	$13.20	$23.81
Natural gas (per Mcf)	$1.20	$1.59	$1.87	$1.80
Total (per Boe)	$23.30	$23.05	$24.00	$24.18
__________________
1.Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2019, and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mississippian Lime	2,468	76.5%	2,461	83.5%	5,118	80.2%	5,068	82.3%
NW STACK	309	9.6%	249	8.4%	545	8.5%	522	8.5%
North Park Basin	450	13.9%	128	4.3%	725	11.3%	341	5.5%
Permian Basin(1)	—	—%	113	3.8%	—	—%	227	3.7%
Total	3,227	100.0%	2,951	100.0%	6,388	100.0%	6,158	100.0%
__________________
1.The Permian Basin properties were sold in the fourth quarter of 2018.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2019, and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Lease operating expenses	$25,076	$19,757	$47,855	$43,276
Production, ad valorem, and other taxes	5,877	5,683	10,957	11,917
Depreciation and depletion—oil and natural gas	39,419	30,961	75,884	58,958
Depreciation and amortization—other	2,986	3,040	5,929	6,193
Total operating expenses	$73,358	$59,441	$140,625	$120,344

Lease operating expenses ($/Boe)	$7.77	$6.70	$7.49	$7.03
Production, ad valorem, and other taxes ($/Boe)	$1.82	$1.93	$1.72	$1.94
Depreciation and depletion—oil and natural gas ($/Boe)	$12.22	$10.49	$11.88	$9.57
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	7.8%	7.2%	7.4%	7.2%

Lease operating expenses increased by $5.3 million or $1.07/Boe and $4.6 million or $0.46/Boe for the three and six-month periods ended June 30, 2019, compared to the same periods in 2018, respectively. These increases are primarily due to increased production from bringing on several multi-well pads in the North Park Basin during the quarter which resulted in additional expenditures for trucking produced water to disposal wells. Numerous pipeline infrastructure projects as well as increased salt water treatment and disposal capacity within the system are in various stages of development and are expected to minimize these produced water disposal costs in the future.

Production, ad valorem, and other taxes remained relatively consistent for the three and six-month periods ended June 30, 2019, compared to the same 2018 periods.

Depreciation and depletion for our oil and natural gas properties increased by $8.5 million or $1.73/Boe and $16.9 million or $2.31/Boe for the three and six-month periods ended June 30, 2019, compared to the same periods in 2018. This rate increase is a result of development activities in areas where our finding and development costs are higher than historical depreciation and depletion rates. As a result, average depletion rates have increased and may continue to increase as we develop these areas.

Non-Operating Expenses

Non-operating expenses for the three and six-month periods ended June 30, 2019, and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Impairment	$—	$—	$—	$4,170
General and administrative	10,084	10,077	20,023	23,759
Accelerated vesting of employment compensation	—	6,545	—	6,545
Proxy contest	—	7,191	—	7,598
Employee termination benefits	4,465	1,043	4,465	32,630
Loss on derivative contracts	—	30,104	209	48,434
Other operating expense (income)	37	(1,254)	119	(1,238)
Total non-operating expenses	$14,586	$53,706	$24,816	$121,898

Impairment for the six-month period ended June 30, 2018, primarily reflects the write-down of midstream generator assets classified as held for sale to estimated net realizable value.

General and administrative expenses remained relatively consistent for the three-month period ended June 30, 2019, compared to the same period in 2018. This was primarily due to incurring $2.0 million in additional legal expenses in the current quarter, which offset a $1.1 million decrease in compensation-related costs and additional decreases of $0.9 million primarily in other employee-related costs resulting largely from reductions in headcount. The additional legal expenses largely resulted from our indemnification obligations discussed in "Part II, Item 1. Legal Proceedings." We expect the majority of these charges will be reimbursed from applicable insurance policies in future periods.

General and administrative expenses decreased $3.7 million, or 15.7% for the six-month period ended June 30, 2019, from the same period in 2018 due primarily to a $3.6 million decrease in compensation-related costs largely resulting from a reduction in force during the first quarter of 2018 as well as additional declines in headcount throughout 2018 and a net decrease of $0.1 million in other miscellaneous general and administrative items.

Accelerated vesting of employment compensation costs incurred during the 2018 periods include compensation costs recognized for certain share and incentive-based awards granted to our employees and directors which vested when the composition of the Board changed after the 2018 annual meeting.

Proxy contest costs in the 2018 periods include legal, consulting and advisory fees incurred in the proxy contest and strategic alternatives review which were initiated in response to shareholder actions in 2018.

Employee termination benefits for the three and six-month periods ended June 30, 2019, include cash and share-based severance costs incurred related to a reduction in force in the second quarter of 2019. See "Note 13 - Employee Termination Benefits" in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

Employee termination benefits for the three and six-month periods ended June 30, 2018, include cash and share-based severance costs incurred for (i) the reduction in force in the first quarter of 2018 and (ii) severance costs associated with the departure of executive officers and other senior officers. See "Note 13 - Employee Termination Benefits" in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss on commodity derivative contracts	$—	$30,104	$209	$48,434
Cash paid (received) on settlements	$—	$11,274	$(5,078)	$17,393

On November 14, 2017, we entered into an Agreement and Plan of Merger (the "merger") with Bonanza Creek Energy, Inc. ("Bonanza Creek") which was subsequently terminated in December 2017. In contemplation of the proposed merger with Bonanza Creek, which would have been partially financed with debt, we entered into several oil derivative contracts in November 2017. We recorded losses on these oil derivatives of $10.6 million and $16.4 million for the three and six-month periods ended June 30, 2018, which include net cash payments upon settlement of $2.1 million and $3.3 million, respectively.

Our derivative contracts are not designated as accounting hedges and, as a result, changes in their fair value are recorded each quarter as a component of operating expenses. Internally, management views the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts. We had no commodity derivative contracts outstanding at June 30, 2019.

Other (Expense) Income

The Company’s other (expense) income for the three and six-month periods ended June 30, 2019, and 2018 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other (expense) income
Interest expense, net	$(702)	$(651)	$(1,287)	$(1,599)
Gain on extinguishment of debt	—	—	—	1,151
Other (expense) income, net	(26)	217	(457)	1,090
Total other (expense) income	$(728)	$(434)	$(1,744)	$642

Gain on extinguishment of debt was recognized for the six-month period ended June 30, 2018, as a result of writing off the unamortized premium associated with the Building Note when it was repaid during the first quarter of 2018.

Liquidity and Capital Resources

As of June 30, 2019, our cash and cash equivalents, excluding restricted cash, were $7.8 million. On June 21, 2019, we amended and restated our credit facility. The elected commitment under the restated credit facility is currently $270.0 million. At June 30, 2019, we had $52.0 million of long term debt outstanding under our restated credit facility and $7.6 million in outstanding letters of credit, which reduce the amount available under the credit facility to $210.4 million.

As of August 2, 2019, we had approximately $19.5 million in cash and cash equivalents, excluding restricted cash, $57.0 million outstanding under our amended credit facility, and $7.6 million in outstanding letters of credit.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flow from operations, cash on hand and amounts available under our credit facility, which terminates on April 1, 2021, as discussed in “—Credit Facility” below.

Our working capital deficit decreased to $47.9 million at June 30, 2019, compared to $63.9 million at December 31, 2018, largely due to fluctuations in the timing and amount of payments of accounts payable and accrued expenses, the reclassification of certain asset retirement obligations from current liabilities to long-term obligations in the second quarter of 2019 and the settlement of all remaining derivative contracts in the first quarter of 2019. This increase is partially offset by fluctuations in the timing and amount of collections of joint interest and revenue receivables.

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

Cash Flows

Our cash flows from operations, which impact our ability to fund our capital expenditures, are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the six-month periods ended June 30, 2019, and 2018 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities	$62,473	$56,117
Cash flows used in investing activities	(122,588)	(81,765)
Cash flows provided by (used in) financing activities	50,259	(43,680)
Net decrease in cash and cash equivalents	$(9,856)	$(69,328)

Cash Flows from Operating Activities

The $6.4 million increase in operating cash flows for the six-month period ended June 30, 2019, compared to the same period in 2018, is primarily due to reductions in employee termination benefits, general and administrative expenses and the changes in working capital discussed above. Additionally, we received $5.1 million in derivative settlements in the six-month period ended June 30, 2019, while we paid $17.4 million in derivative settlements in the same period in 2018. This was partially offset by a decrease in revenues and an increase in lease operating expenses. See “—Consolidated Results of Operations” for further analysis of these changes.

Cash Flows from Investing Activities

During the six-month periods ended June 30, 2019 and 2018, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities. Our capital expenditure program focuses on the development of our highest return projects while maintaining capital discipline and developing additional knowledge of our asset bases.

Capital expenditures for the six-month periods ended June 30, 2019, and 2018 are summarized on an accrual basis below (in thousands):

	Six Months Ended June 30,
	2019	2018
Capital Expenditures (on an accrual basis)
Drilling and completion	$103,693	$68,797
Leasehold and geophysical	2,811	5,793
Other - operating	—	107
Other - corporate	162	—
Capital expenditures, excluding acquisitions	106,666	74,697
Acquisitions	(236)	—
Capital expenditures, including acquisitions	106,430	74,697
Change in capital accruals	17,010	20,631
Total	$123,440	$95,328

Cash Flows from Financing Activities

Our cash provided by financing activities was approximately $50.3 million for the six-month period ended June 30, 2019, which consisted primarily of net borrowings under the credit facility. Our cash used in financing activities was approximately $43.7 million during the six-month period ended June 30, 2018, which consisted of the repayment of the Building Note and cash paid for employee tax obligations in connection with the withholding of common shares upon vesting of employee share-based compensation awards.

Indebtedness

Credit Facility

As noted above, the Company amended and restated its existing reserve-based revolving credit facility on June 21, 2019. See “Note 7 - Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company’s debt and covenant restrictions.

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

The Company's long-term debt increased by $52.0 million at June 30, 2019 compared to December 31, 2018, due to net borrowings on the Company's credit facility, which matures in April 2021. Additionally, $9.7 million in asset retirement obligations were reclassified from current liabilities to long-term obligations on the accompanying condensed consolidated balance sheet as of June 30, 2019, due to timing revisions for certain Mid-Continent properties resulting from changes in estimated retirement dates. Other than the borrowings on the credit facility and asset retirement obligation reclassification, there were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2018 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2019.

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

Historically, we have used a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2019, we had no commodity derivative contracts in place. In July 2019, oil swap contracts were executed with two counterparties covering 347 MBbls of second half 2019 oil sales at a weighted average strike price of $60.04/Bbl.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss on commodity derivative contracts	$—	$30,104	$209	$48,434
Cash paid (received) on settlements	$—	$11,274	$(5,078)	$17,393

See “Note 3 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Credit Risk. We are exposed to credit risk related to counterparties to our derivative financial contracts. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties to our past derivative transactions have had an “investment grade” credit rating. When derivative contracts are outstanding, we monitor the credit ratings of our derivative counterparties and consider our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Historically, our derivative contracts have been with multiple counterparties to minimize exposure to any individual counterparty.

We have not required collateral or other security from counterparties to support derivative instruments. We have had master netting agreements with each of our derivative contract counterparties, which allowed us to net our derivative assets and liabilities by commodity type with the same counterparty. This limited our maximum amount of loss under derivative transactions due to credit to the net amounts due from the counterparties under any outstanding commodity derivative contracts. Our past losses were further limited as any amounts due from a defaulting counterparty that was also a lender under the credit facility were offset against amounts owed, if any, to such counterparty.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had $52.0 million in outstanding variable rate debt as of June 30, 2019.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated Cases:

•In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma; and

•Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma

The lead plaintiffs in both In re SandRidge Energy, Inc. Securities Litigation and Lanier Trust assert claims on behalf of themselves and a putative class of (i) in In re SandRidge Energy, Inc. Securities Litigation all purchasers of SandRidge common stock from February 24, 2011 and November 8, 2012 under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and (ii) in Lanier Trust purchasers of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II common units between April 7, 2011 and November 8, 2012 under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, both based on allegations that defendants, which include certain former officers of the Company and the SandRidge Mississippian Trust I, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company in the Mississippian region.

Discovery in each of the Cases closed on June 19, 2019. A hearing on class certification in each of the Cases has been scheduled for September 6, 2019.

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant in each of the Cases solely to the extent necessary to allow recovery from applicable insurance policies or proceeds. In addition, the Company owes indemnity obligations and/or the obligation to advance legal fees, to certain former officers who remain as defendants in each action. The Company may also be contractually obligated to indemnify the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, arising out of the Cases, and such indemnification is not covered by insurance.

In light of the status of the Cases, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome in either case or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, considering the erosion of insurance coverage available to the Company, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Cases and believes that the plaintiffs’ claims are without merit. The Company intends to continue to vigorously defend against the Cases in its capacity as a nominal defendant.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2018 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
April 1, 2019 - April 30, 2019	—	$—	N/A	N/A
May 1, 2019 - May 31, 2019	2,572	$8.31	N/A	N/A
June 1, 2019 - June 30, 2019	29,381	$6.24	N/A	N/A
Total	31,953		—
___________________
1.Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
10.1	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
† Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Michael A. Johnson
Michael A. Johnson Senior Vice President and Chief Financial Officer
Date: August 8, 2019