Form 10-Q
period 2019-09-30
SANDRIDGE ENERGY INC
filed 2019-11-12
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2019, was 35,774,611.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II for periods ending September 30, 2019 and December 31, 2018 and SandRidge Permian Trust for the period ending September 30, 2018 (collectively, the “Royalty Trusts”).

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2019

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$4,035	$17,660
Restricted cash - other	1,693	1,985
Accounts receivable, net	31,706	45,503
Derivative contracts	1,133	5,286
Prepaid expenses	1,999	2,628
Other current assets	830	265
Total current assets	41,396	73,327
Oil and natural gas properties, using full cost method of accounting
Proved	1,455,609	1,269,091
Unproved	26,107	60,152
Less: accumulated depreciation, depletion and impairment	(855,765)	(580,132)
	625,951	749,111
Other property, plant and equipment, net	191,280	200,838
Other assets	1,325	1,062
Total assets	$859,952	$1,024,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$79,812	$111,797
Asset retirement obligation	13,968	25,393
Other current liabilities	1,415	—
Total current liabilities	95,195	137,190
Long-term debt	62,000	—
Asset retirement obligation	45,901	34,671
Other long-term obligations	5,612	4,756
Total liabilities	208,708	176,617
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,730 issued and outstanding at September 30, 2019 and 35,687 issued and outstanding at December 31, 2018	36	36
Warrants	88,518	88,516
Additional paid-in capital	1,058,905	1,055,164
Accumulated deficit	(496,215)	(295,995)
Total stockholders’ equity	651,244	847,721
Total liabilities and stockholders’ equity	$859,952	$1,024,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Oil, natural gas and NGL	$58,188	$97,491	$206,432	$263,761
Other	181	169	561	489
Total revenues	58,369	97,660	206,993	264,250
Expenses
Lease operating expenses	23,866	21,913	71,721	65,189
Production, ad valorem, and other taxes	4,346	7,339	15,303	19,256
Depreciation and depletion — oil and natural gas	38,871	33,090	114,755	92,048
Depreciation and amortization — other	2,981	3,036	8,910	9,229
Impairment	165,507	—	165,507	4,170
General and administrative	6,238	9,064	26,261	32,823
Accelerated vesting of employment compensation	—	—	—	6,545
Proxy contest	—	(459)	—	7,139
Employee termination benefits	—	23	4,465	32,653
(Gain) loss on derivative contracts	(1,756)	11,329	(1,547)	59,763
Other operating expense (income)	23	(105)	142	(1,343)
Total expenses	240,076	85,230	405,517	327,472
(Loss) income from operations	(181,707)	12,430	(198,524)	(63,222)
Other (expense) income
Interest expense, net	(722)	(627)	(2,009)	(2,226)
Gain on extinguishment of debt	—	—	—	1,151
Other income (expense), net	827	(118)	370	972
Total other income (expense)	105	(745)	(1,639)	(103)
(Loss) income before income taxes	(181,602)	11,685	(200,163)	(63,325)
Income tax benefit	—	(30)	—	(72)
Net (loss) income	$(181,602)	$11,715	$(200,163)	$(63,253)
(Loss) earnings per share
Basic	$(5.12)	$0.33	$(5.66)	$(1.81)
Diluted	$(5.12)	$0.33	$(5.66)	$(1.81)
Weighted average number of common shares outstanding
Basic	35,491	35,308	35,390	34,971
Diluted	35,491	35,330	35,390	34,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2019
Balance at December 31, 2018	35,687	$36	6,604	$88,516	$1,055,164	$(295,995)	$847,721
Stock-based compensation	—	—	—	—	1,073	—	1,073
Issuance of warrants for general unsecured claims	—	—	1	2	(2)	—	—
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(5,277)	(5,277)
Balance at March 31, 2019	35,687	36	6,605	88,518	1,056,235	(301,329)	843,460
Issuance of stock awards, net of cancellations	75	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,170	—	2,170
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(205)	—	(205)
Net loss	—	—	—	—	—	(13,284)	(13,284)
Balance at June 30, 2019	35,762	36	6,605	88,518	1,058,200	(314,613)	832,141
Cancellations of stock awards, net of issuances	(32)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	862	—	862
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	—	(181,602)	(181,602)
Balance at September 30, 2019	35,730	$36	6,605	$88,518	$1,058,905	$(496,215)	$651,244

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2018
Balance at December 31, 2017	35,650	$36	6,570	$88,500	$1,038,324	$(286,920)	$839,940
Cancellation of stock awards, net of issuances	(90)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,055	—	16,055
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1,661)	—	(1,661)
Net loss	—	—	—	—	—	(40,894)	(40,894)
Balance at March 31, 2018	35,560	36	6,570	88,500	1,052,718	(327,814)	813,440
Cancellation of stock awards, net of issuances	(254)	(1)	—	—	1	—	—
Common stock issued for general unsecured claims	26	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,605	—	6,605
Issuance of warrants for general unsecured claims	—	—	52	14	(14)	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(5,715)	—	(5,715)
Net loss	—	—	—	—	—	(34,074)	(34,074)
Balance at June 30, 2018	35,332	35	6,622	88,514	1,053,595	(361,888)	780,256
Issuance of stock awards, net of cancellations	359	1	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	564	—	564
Issuance of warrants for general unsecured claims	—	—	(20)	3	(3)	—	—
Net income	—	—	—	—	—	11,715	11,715
Balance at September 30, 2018	35,691	$36	6,602	$88,517	$1,054,155	$(350,173)	$792,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,163)	$(63,253)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	(90)	(6)
Depreciation, depletion, and amortization	123,665	101,277
Impairment	165,507	4,170
Debt issuance costs amortization	398	352
Amortization of premiums and discounts on debt	—	(47)
Write off of debt issuance costs	142	—
Gain on extinguishment of debt	—	(1,151)
(Gain) loss on derivative contracts	(1,547)	59,763
Cash received (paid) on settlement of derivative contracts	5,700	(29,025)
Stock-based compensation	3,930	22,415
Other	(119)	(1,734)
Changes in operating assets and liabilities	(1,894)	16,407
Net cash provided by operating activities	95,529	109,168
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(170,723)	(146,819)
Acquisition of assets	236	—
Proceeds from sale of assets	1,347	14,497
Net cash used in investing activities	(169,140)	(132,322)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	170,096	—
Repayments of borrowings	(108,096)	(36,304)
Reduction of financing lease liability	(1,034)	—
Debt issuance costs	(910)	—
Cash paid for tax withholdings on vested stock awards	(362)	(7,376)
Net cash provided by (used in) financing activities	59,694	(43,680)
NET DECREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(13,917)	(66,834)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	19,645	101,308
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$5,728	$34,474
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(1,446)	$—
Cash received for income taxes	$—	$4,381
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$12,790	$20,955
Right-of-use assets obtained in exchange for financing lease obligations	$3,237	$—
Carrying value of properties exchanged	$5,384	$—

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and natural gas liquids (“NGL”) reserves; impairment tests of long-lived assets; asset retirement obligations; depreciation, depletion and amortization; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. In the second quarter of 2019, the Company revised estimated retirement dates for certain Mid-Continent properties. These revisions resulted in the reclassification of $9.7 million in asset retirement obligations from current liabilities to long-term obligations on the accompanying condensed consolidated balance sheet as of September 30, 2019. Although management believes the estimates used in the areas noted above are reasonable, actual results could differ significantly.

Recent Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” and subsequently issued other associated ASU's related to Topic 842 which supersede Accounting Standards Codification ("ASC") 840 and require lessees to recognize right of use ("ROU") lease assets and liabilities on the balance sheet for long-term leases formerly classified as operating leases under ASC 840, and to disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 using a modified retrospective approach for all ROU leases that existed at the period of adoption and did not restate its comparative periods. See Note 5 for additional discussion of the new leasing standard.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2. Acquisitions and Divestitures of Oil and Gas Properties

Nonmonetary transaction. During the three-month period ended September 30, 2019, the Company transferred its interest in certain proved oil and natural gas properties located in Comanche, Harper and Sumner counties in Kansas along with associated electrical infrastructure and an insignificant amount of accounts receivable with an aggregate estimated fair value of $5.4 million, for an interest in certain other proved oil and natural gas properties located in Comanche, Harper and Barber counties in Kansas. The fair value of the assets given in the transaction approximated their carrying value, therefore no gain or loss was recognized on the transfer.

3. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets and other assets, accounts payable and accrued expenses, other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at September 30, 2019, and December 31, 2018. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment classified as assets held for sale and related impairments and nonmonetary transactions, which are calculated using Level 3 inputs, are discussed in Note 6.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 of the hierarchy as of September 30, 2019 and December 31, 2018, as described below.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2019

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$1,133	$—	—	$1,133
	$—	$1,133	$—	$—	$1,133

December 31, 2018

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$5,286	$—	$—	$5,286
	$—	$5,286	$—	$—	$5,286

____________________
1.Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine-month periods ended September 30, 2019 and 2018.

4. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. The Company, on occasion, has sought to manage this risk through the use of commodity derivative contracts, which allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil and natural gas sales. The Company has not designated any of its derivative contracts as hedges for accounting purposes. All derivative contracts are recorded at fair value with changes in derivative contract fair values recognized as gain or loss on derivative contracts in the unaudited condensed consolidated statements of operations. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Commodity derivative contracts are settled on a monthly basis, and the commodity derivative contract valuations are adjusted to the mark-to-market valuation on a quarterly basis.

The Company entered into two oil swap contracts in July 2019 which consisted of fixed price swaps under which the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Board and management of the Company are continuing to evaluate the futures market for oil and natural gas to mitigate exposure to adverse oil and natural gas price changes.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Gain) loss on commodity derivative contracts	$(1,756)	$11,329	$(1,547)	$59,763
Cash (received) paid on settlements	$(622)	$11,631	$(5,700)	$29,025

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of September 30, 2019, the counterparties to the Company's open commodity derivative contracts consisted of two financial institutions, both of which are also lenders under the Company's credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s credit facility.

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the credit facility as of September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$1,133	$—	$1,133	$—	$1,133
Total	$1,133	$—	$1,133	$—	$1,133

December 31, 2018

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$5,286	$—	$5,286	$—	$5,286
Total	$5,286	$—	$5,286	$—	$5,286

At September 30, 2019, the Company's open derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
October 2019 - December 2019	184	$60.04

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of September 30, 2019 and December 31, 2018, on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivative assets
Oil price swaps	Derivative contracts-current	$1,133	$—
Natural gas price swaps	Derivative contracts-current	—	5,286
Total net derivative contracts		$1,133	$5,286

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

Topic 842 provides practical expedients to assist with the transition to the new standard. The Company elected the 'package of practical expedients,' and therefore did not have to reassess prior conclusions about lease identification, lease classification and initial indirect costs. The Company also elected the land easement practical expedient and short-term lease recognition exemption, under which leases with initial terms less than 12 months are not required to be presented on the balance sheet. The Company further elected the practical expedient to combine lease and non-lease components for asset classes including drilling rigs, compressors and various office equipment.

The Company determines if an arrangement is or contains a lease at inception. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Lease liabilities were recognized based on the present value of the lease payments not yet paid over the lease term at January 1, 2019 for existing leases and at the commencement date for any new leases entered into subsequent to January 1, 2019. As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate was used as the discount rate when determining the present value of future payments. Lease assets are recognized based on the lease liability plus any prepaid lease payments and excluding lease incentives and initial direct costs incurred for the same periods. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Adoption of this standard resulted in additional ROU lease assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of January 1, 2019, which did not materially impact the Company's consolidated financial statements. The difference between the net lease assets and liabilities was recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying condensed consolidated balance sheet as of September 30, 2019. The Company had no significant capital or operating leases with terms longer than 12 months at December 31, 2018.

The Company had operating and financing leases for vehicles, drilling rigs and equipment outstanding during the three and nine-month periods ended September 30, 2019, which were not significant to the consolidated financial statements.

The components of lease costs recognized for the Company's ROU leases are shown below (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Short-term lease cost (1)	$1,258	$9,342
Financing lease cost	407	1,052
Operating lease cost	33	133
Total lease cost	$1,698	$10,527
___________________
1.$(0.2) million and $4.9 million of short-term lease cost was capitalized as part of oil and natural gas properties during the three and nine-month periods ended September 30, 2019, respectively. Portions of these costs were reimbursed to the Company by other working interest owners.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Oil and natural gas properties
Proved	$1,455,609	$1,269,091
Unproved	26,107	60,152
Total oil and natural gas properties	1,481,716	1,329,243
Less accumulated depreciation, depletion and impairment	(855,765)	(580,132)
Net oil and natural gas properties	625,951	749,111

Land	4,400	4,400
Electrical infrastructure	126,482	131,176
Other non-oil and natural gas equipment	13,083	13,458
Buildings and structures	77,148	77,148
Financing leases	2,305	—
Total	223,418	226,182
Less accumulated depreciation and amortization	(32,138)	(25,344)
Other property, plant and equipment, net	191,280	200,838
Total property, plant and equipment, net	$817,231	$949,949

Impairments. The Company recorded impairment to its oil and natural gas properties of $165.5 million during the three and nine-month periods ended September 30, 2019 as a result of its quarterly full cost ceiling test.

Nonmonetary transaction. The Company utilized the income approach to estimate discounted cash flows as the basis for determining the fair value of proved properties divested in nonmonetary transactions. See Note 2.

During the first quarter of 2018, the Company classified its remaining midstream generator assets as held for sale. These assets had a carrying value of $5.7 million which exceeded the estimated net realizable value of $1.6 million based on expected sales prices obtained from third parties. As a result, the Company recorded an impairment of $4.1 million for the nine-month period ended September 30, 2018. The midstream generator assets were sold during the second quarter of 2018 with no gain or loss recognized on the sale. No significant assets were classified as held for sale at September 30, 2019 or December 31, 2018.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and other accrued expenses	$36,740	$62,733
Payroll and benefits	9,458	12,891
Production payable	25,109	28,253
Taxes payable	7,395	5,350
Drilling advances	554	2,031
Accrued interest	556	539
Total accounts payable and accrued expenses	$79,812	$111,797

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8. Debt

Credit Facility. On June 21, 2019, the Company amended and restated its existing $600.0 million reserve-based revolving credit facility. The initial borrowing base of the restated credit facility is $300.0 million, which was reduced from $350.0 million under the previous credit facility and is subject to semiannual redeterminations. The facility is also subject to an initial aggregate elected commitment of $270.0 million, which the Company may reduce or seek to increase in future periods in accordance with the terms of the restated credit facility. The restatement extended the credit facility maturity date to April 1, 2021 from March 31, 2020.

The interest rate on outstanding borrowings was reduced from a pricing grid tied to the borrowing base utilization rate of (a) LIBOR plus an applicable margin that varies from 3.00% to 4.00% per annum, or (b) the base rate plus an applicable margin that varies from 2.00% to 3.00% per annum under the previous credit facility to a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 2.00% to 3.00% per annum, or (b) the base rate plus an applicable margin that varies from 1.00% to 2.00% per annum under the restated credit facility. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the credit facility. During the three and nine-month periods ended September 30, 2019, the weighted average interest rates on the credit facility were approximately 4.5% and 5.1%, respectively.

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

The restated facility includes events of default and certain customary affirmative and negative covenants which are materially similar to those under the previous credit facility. The Company must also continue to maintain certain financial covenants including (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of September 30, 2019, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of 0.38 and consolidated interest coverage ratio of 48.00.

The Company had $62.0 million outstanding under the credit facility at September 30, 2019, and $6.0 million in outstanding letters of credit, which reduce availability under the restated credit facility on a dollar-for-dollar basis.

Building Note. In February 2018, the Company fully repaid a note secured by a mortgage on the Company's downtown Oklahoma City real estate (the "Building Note") in the amount of $36.3 million, which was comprised of an initial principal amount of $35.0 million and $1.3 million in in-kind interest costs that were previously added to the principal. An unamortized premium of $1.2 million was recognized as a gain on extinguishment of debt in the unaudited condensed consolidated statement of operations for the nine-month period ended September 30, 2018 in connection with the repayment.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

•In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma; and

•Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma

The lead plaintiffs in both In re SandRidge Energy, Inc. Securities Litigation and Lanier Trust assert claims on behalf of themselves and (i) in In re SandRidge Energy, Inc. Securities Litigation, a class of all purchasers of SandRidge common stock from February 24, 2011 and November 8, 2012 under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and (ii) in Lanier Trust, a putative class of purchasers of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II common units between April 7, 2011 and November 8, 2012 under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, both based on allegations that defendants, which include certain former officers of the Company and the SandRidge Mississippian Trust I, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company in the Mississippian region.

Discovery in each of the Cases closed on June 19, 2019. Following a hearing on class certification in each of the Cases on September 6, 2019, the court granted class certification in In re SandRidge Energy, Inc. Securities Litigation on September 30, 2019. The motion for class certification in Lanier Trust remains pending.

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant in each of the Cases to the extent necessary to allow recovery from applicable insurance policies or proceeds. In addition, the Company owes indemnity obligations and/or the obligation to advance legal fees, to certain former officers who remain as defendants in each action. The Company may also be contractually obligated to indemnify the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, arising out of the Cases, and such indemnification is not covered by insurance.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at September 30, 2019. Thus, the Company had no federal or state income tax expense or benefit for the three and nine-month periods ended September 30, 2019, and an insignificant amount of federal and state income tax expense or benefit for the three and nine-month periods ended September 30, 2018.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 during 2016 that subjected certain of the Company’s tax attributes, including net operating losses ("NOLs"), to an IRC Section 382 limitation. This limitation has not resulted in cash taxes for any period subsequent to the ownership change. Since the 2016 ownership change, the Company has generated additional NOLs and other tax attributes that are not currently subject to an IRC Section 382 limitation. The Company's ability to use NOLs and other tax attributes to reduce taxable income and income taxes could be materially impacted by a future IRC 382 ownership change. Future transactions involving the Company's stock, including those outside of the Company's control, could cause an IRC 382 ownership change resulting in a limitation on tax attributes currently not limited and a more restrictive limitation on tax attributes currently subject to the previous IRC 382 limitation.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2016 to present remain open for federal examination. Additionally, tax years 2005 through 2015 remain subject to examination for determining the amount of remaining federal net operating loss and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

11. Equity

Common Stock, Performance Share Units, and Stock Options. At September 30, 2019, the Company had approximately 35.7 million shares of common stock, par value $0.001 per share, issued and outstanding, including 0.2 million shares of unvested restricted stock awards, 0.3 million unvested stock options, 0.1 million unvested performance share units, and 250.0 million shares of common stock authorized. See Note 13 for further discussion of the Company’s restricted stock awards, performance share units, and stock options.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Revenues

The following table disaggregates the Company’s revenue by source for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Oil	$44,072	$63,994	$142,846	$166,548
NGL	6,362	18,776	28,886	52,111
Natural gas	7,754	14,721	34,700	45,102
Other	181	169	561	489
Total revenues	$58,369	$97,660	206,993	$264,250

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

Pricing for the Company’s oil, natural gas and NGL contracts is variable and is based on volumes sold multiplied by either an index price, net of deductions, or a percentage of the sales price obtained by the customer, which is also based on index prices. The transaction price is allocated on a pro-rata basis to each unit of oil, natural gas or NGL sold based on the terms of the contract. Oil, natural gas and NGL revenues are also recorded net of royalties, discounts and allowances, and transportation costs, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from revenues and are included in production, ad valorem, and other tax expense in the consolidated statements of operations. Payment terms are typically within 30 days of control being transferred. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of September 30, 2019, and December 31, 2018, the Company had revenues receivable of $22.2 million and $31.8 million, respectively, and did not record any bad debt expense on revenues receivable during the three and nine-month periods ended September 30, 2019.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Share and Incentive-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Company's Omnibus Incentive Plan authorizes the issuance of up to 4.6 million shares of SandRidge common stock to eligible persons including non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisers to the Company or any of its affiliates. At September 30, 2019, the Company had restricted stock awards and an immaterial amount of performance share units and stock options outstanding under the Omnibus Incentive Plan. Vesting for certain restricted stock awards and performance share units was accelerated in connection with the departure of certain executives and reductions in force which occurred during the nine-month period ended September 30, 2019 and the nine-month period ended September 30, 2018. Vesting for certain restricted stock awards, performance share units and performance units was accelerated in the second quarter of 2018 in connection with the change in the composition of the Board after the 2018 annual meeting.

Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares will generally vest over either a one-year period or three-year period. As of September 30, 2019, the Company had approximately 0.2 million unvested restricted shares outstanding at a weighted average grant date fair value of $12.79 per share, and unrecognized compensation cost related to these awards totaled $2.4 million. The remaining weighted average contractual period over which this compensation cost may be recognized is 1.5 years.

The following tables summarize share and incentive-based compensation for the three and nine-month periods ended September 30, 2019, and 2018 (in thousands):

	Recurring Compensation Expense(1)	Executive Terminations(2)	Reduction in Force(2)	Accelerated Vesting(3)	Total
Three Months Ended September 30, 2019
Equity-classified awards:
Restricted stock awards	$478	$—	$(1)	$—	$477
Performance share units	168	—	—	—	168
Stock options	195	—	—	—	195
Total share-based compensation expense	841	—	(1)	—	840
Less: Capitalized compensation expense	(34)	—	—	—	(34)
Share-based compensation expense, net	$807	$—	$(1)	$—	$806

Three Months Ended September 30, 2018
Equity-classified awards:
Restricted stock awards	$523	$—	$—	$—	$523
Performance share units	41	—	—	—	41
Total share-based compensation expense	564	—	—	—	564
Less: Capitalized compensation expense	(58)	—	—	—	(58)
Share-based compensation expense, net	$506	$—	$—	$—	$506

____________________
1.Recorded in general and administrative expense in the accompanying consolidated statements of operations.
2.Recorded in employee termination benefits in the accompanying consolidated statements of operations.
3.Recorded in accelerated vesting of employment compensation in the accompanying consolidated statements of operations.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Recurring Compensation Expense(1)	Executive Terminations(2)	Reduction in Force(2)	Accelerated Vesting(3)	Total
Nine Months Ended September 30, 2019
Equity-classified awards:
Restricted stock awards	$2,052	$197	$500	$—	$2,749
Performance share units	555	281	—	—	836
Stock options	518	—	—	—	518
Total share-based compensation expense	3,125	478	500	—	4,103
Less: Capitalized compensation expense	(173)	—	—	—	(173)
Share-based compensation expense, net	$2,952	$478	$500	$—	$3,930

Nine Months Ended September 30, 2018
Equity-classified awards:
Restricted stock awards	$3,902	$8,140	$3,777	$5,181	$21,000
Performance share units	400	1,056	158	610	2,224
Total share-based compensation expense	4,302	9,196	3,935	5,791	23,224
Liability-classified awards:
Performance units	776	2,151	558	1,309	4,794
Total share and incentive-based compensation expense	5,078	11,347	4,493	7,100	28,018
Less: Capitalized compensation expense	(392)	—	—	(555)	(947)
Share and incentive-based compensation expense, net	$4,686	$11,347	$4,493	$6,545	$27,071

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

14. Employee Termination Benefits

There were no significant employee termination benefits paid during the three-month periods ended September 30, 2019 and 2018. The following table presents a summary of employee termination benefits for the nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Cash	Share-Based Compensation (5)	Number of Shares	Total Employee Termination Benefits
Nine Months Ended September 30, 2019
Executive Employee Termination Benefits (1)	$879	$478	37	$1,357
Other Employee Termination Benefits (2)	2,608	500	44	3,108
	$3,487	$978	81	$4,465
Nine Months Ended September 30, 2018
Executive Employee Termination Benefits (3)	$11,945	$9,196	554	$21,141
Other Employee Termination Benefits (4)	7,577	3,935	209	11,512
	$19,522	$13,131	763	$32,653
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

15. (Loss) Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net (Loss) Earnings	Weighted Average Shares	(Loss) Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2019
Basic loss per share	$(181,602)	35,491	$(5.12)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(181,602)	35,491	$(5.12)
Three Months Ended September 30, 2018
Basic earnings per share	$11,715	35,308	$0.33
Effect of dilutive securities
Restricted stock awards	—	22
Performance share units(2)	—	—
Warrants(2)	—	—
Diluted earnings per share	$11,715	35,330	$0.33
Nine Months Ended September 30, 2019
Basic loss per share	$(200,163)	35,390	$(5.66)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(200,163)	35,390	$(5.66)
Nine Months Ended September 30, 2018
Basic loss per share	$(63,253)	34,971	$(1.81)
Effect of dilutive securities
Restricted stock awards(3)	—	—
Performance share units(2)	—	—
Warrants(2)	—	—
Diluted loss per share	$(63,253)	34,971	$(1.81)
____________________
1.No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three and nine-month periods ended September 30, 2019, as their effect was antidilutive under the treasury stock method.
2.No incremental shares of potentially dilutive performance share units or warrants were included for the three and nine-month periods ended September 30, 2018, as their effect was antidilutive under the treasury stock method.
3.No incremental shares of potentially dilutive restricted stock awards were included for the nine-month period ended September 30, 2018, as their effect was antidilutive under the treasury stock method.

See Note 13 for discussion of the Company’s share-based compensation awards.

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

The financial information with respect to the three and nine-month periods ended September 30, 2019, and 2018, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on the acquisition, exploration and development of hydrocarbon resources in the United States.

Operational activities for the three and nine-month periods ended September 30, 2019, and 2018 include the following:

	Three Months Ended September 30,
	2019			2018
	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling
Area
Mid-Continent (1)	—	—	—	5	2.1	1.9
North Park Basin	—	—	—	—	—	0.3
Total	—	—	—	5	2.1	2.2

	Nine Months Ended September 30,
	2019			2018
	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling
Area
Mid-Continent (1)	11	3.5	0.8	15	4.3	1.5
North Park Basin	10	10.0	0.6	6	6.0	0.6
Total	21	13.5	1.4	21	10.3	2.1
____________________
1.Eight wells were drilled under our drilling participation agreement in the NW STACK during the nine-month period ended September 30, 2019. Three and 12 wells, respectively, were drilled under our drilling participation agreement in the NW STACK during the three and nine-month periods ended September 30, 2018. Under this agreement, we receive a 20% net working interest after funding 10% of the drilling and completion costs related to the subject wells. The last well under this agreement was completed in the second quarter of 2019.
2.Includes wells with a rig release date during the three and nine-month periods ended September 30, 2019 or 2018, respectively.

The chart below shows production by product for the three and nine-month periods ended September 30, 2019 and 2018:

Total Production (MBoe)
10,000
7,500
5,000
2,500
0
2,850
3,126
9,239
9,284
Q3'19
Q3'18
YTD'19
YTD'18
Oil
Natural Gas
NGL

Outlook

In the fourth quarter of 2019, we will continue to monitor the producing rates from the wells we completed during the third quarter in the North Park Basin. These six wells were drilled in the second quarter and completed early in the third quarter with production initialized during September. The initial flow back results are in line with our expectations. The technical teams will integrate the learnings from this and the other ongoing spacing tests as we develop plans for next year’s drilling program and ultimately, the full development of the field. The majority of our budgeted drilling capital for our North Park Basin and Mid-Continent drilling programs was spent during the first half of 2019. If pursued, any selective drilling projects in the remainder of the year will fall within our public capital expenditure guidance range as we stay focused on capital discipline. We will continue to pursue accretive acquisitions of strategic assets that provide high quality production and development upside as well as other mergers and acquisitions opportunities that create value for our shareholders. Remaining focused on cost reductions, margin improvements and opportunistic divestment of core and non-core properties will also be a part of our plan moving forward. Based on these strategic objectives, we intend to spend between $160.0 million and $170.0 million as part of our 2019 capital budget plan. We will continue to monitor the changing market conditions and the results of our operations and will take measures to help achieve our strategic objectives, enhance shareholder value and improve our competitiveness in the marketplace.

Consolidated Results of Operations

The majority of our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGLs. Our revenues, profitability and future growth depend substantially on prices received for our production, the quantity of oil, natural gas and NGLs we produce, our ability to find and economically develop and produce our reserves, and changes in the fair value of our commodity derivative contracts. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict.

To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three and nine-month periods ended September 30, 2019, and 2018 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil (per Bbl)	$56.44	$69.43	$57.10	$66.79
Natural gas (per MMBtu)	$2.33	$2.86	$2.56	$2.85

To reduce our exposure to price fluctuations, we have historically entered into commodity derivative contracts for a portion of our anticipated future oil and natural gas production depending on management's view of opportunities under then-prevailing market conditions as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Reducing our exposure to price volatility helps mitigate the risk that we will not have adequate funds available for our capital expenditure programs. During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil and natural gas. Conversely, during periods of declining oil and natural gas market prices, our commodity derivative contracts may partially offset declining revenues and cash flow to the extent strike prices for our contracts are above market prices at the time of settlement.

Revenues

Consolidated revenues for the three and nine-month periods ended September 30, 2019, and 2018 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil	$44,072	$63,994	$142,846	$166,548
NGL	6,362	18,776	28,886	52,111
Natural gas	7,754	14,721	34,700	45,102
Other	181	169	561	489
Total revenues	$58,369	$97,660	$206,993	$264,250

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and nine-month periods ended September 30, 2019, and 2018 are shown in the table below (in thousands):

	Three Months Ended September 30	Nine Months Ended September 30
2018 oil, natural gas and NGL revenues	$97,491	$263,761
Change due to production volumes	(10,980)	4,521
Change due to average prices	(28,323)	(61,850)
2019 oil, natural gas and NGL revenues	$58,188	$206,432

Revenues from oil, natural gas and NGL sales decreased $39.3 million, or 40.3% and $57.3 million, or 21.7% for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, due primarily to a decrease in average prices received for our oil, natural gas and NGL production during the 2019 periods.

As shown in the tables below, production decreased for the third quarter of 2019 compared to the third quarter of 2018 as a result of the sale of our Permian Basin properties in the fourth quarter of 2018 and natural production declines in our existing producing wells in the Mid-Continent.

Revenues from production increased for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 due to an increase in oil and NGL production, partially offset by a decrease in gas production. This increase was largely due to successful drilling on our North Park Basin acreage, which was partially offset by the sale of our Permian Basin properties in the fourth quarter of 2018. Additionally, we added production from the purchase of additional interest in certain oil and natural gas properties in the Mississippian Lime and NW STACK areas of Oklahoma and Kansas in the fourth quarter of 2018, which is offsetting natural production declines in our existing producing wells in the Mid-Continent.

Oil, Natural Gas and NGL Production and Pricing

The Company's production and pricing information for the three and nine-month periods ended September 30, 2019, and 2018 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

Production data
Oil (MBbls)	835	956	2,668	2,637
NGL (MBbls)	629	710	2,335	2,110
Natural gas (MMcf)	8,318	8,757	25,414	27,221
Total volumes (MBoe)	2,850	3,126	9,239	9,284
Average daily total volumes (MBoe/d)	31.0	34.0	33.8	34.0
Average prices—as reported(1)
Oil (per Bbl)	$52.78	$66.94	$53.54	$63.16
NGL (per Bbl)	$10.11	$26.45	$12.37	$24.70
Natural gas (per Mcf)	$0.93	$1.68	$1.37	$1.66
Total (per Boe)	$20.42	$31.19	$22.34	$28.41
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$53.53	$53.99	$53.77	$50.81
NGL (per Bbl)	$10.11	$26.45	$12.37	$24.70
Natural gas (per Mcf)	$0.93	$1.77	$1.57	$1.79
Total (per Boe)	$20.64	$27.47	$22.96	$25.28
__________________
1.Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three and nine-month periods ended September 30, 2019, and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mississippian Lime	2,213	77.7%	2,414	77.2%	7,331	79.3%	7,482	80.5%
NW STACK	274	9.6%	221	7.1%	820	8.9%	743	8.0%
North Park Basin	363	12.7%	379	12.1%	1,088	11.8%	720	7.8%
Permian Basin(1)	—	—%	112	3.6%	—	—%	339	3.7%
Total	2,850	100.0%	3,126	100.0%	9,239	100.0%	9,284	100.0%
__________________
1.The Permian Basin properties were sold in the fourth quarter of 2018.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2019, and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

Lease operating expenses	$23,866	$21,913	$71,721	$65,189
Production, ad valorem, and other taxes	4,346	7,339	15,303	19,256
Depreciation and depletion—oil and natural gas	38,871	33,090	114,755	92,048
Depreciation and amortization—other	2,981	3,036	8,910	9,229
Total operating expenses	$70,064	$65,378	$210,689	$185,722

Lease operating expenses ($/Boe)	$8.37	$7.01	$7.76	$7.02
Production, ad valorem, and other taxes ($/Boe)	$1.52	$2.35	$1.66	$2.07
Depreciation and depletion—oil and natural gas ($/Boe)	$13.64	$10.59	$12.42	$9.91
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	7.5%	7.5%	7.4%	7.3%

Lease operating expenses increased by $2.0 million or $1.36/Boe for the three-month period ended September 30, 2019, compared to the same period in 2018. This increase primarily resulted from additional maintenance workovers performed in the Mid-Continent during July and August 2019. Activity returned to normal levels in September 2019.

Lease operating expense increased by $6.5 million or $0.74/Boe for the nine-month period ended September 30, 2019, compared to the same period in 2018. The increase is primarily due to increased production from bringing on several multi-well pads in the North Park Basin during 2019 which resulted in additional expenditures for trucking produced water to disposal wells in the first and second quarters of 2019. Numerous pipeline infrastructure projects as well as increased salt water treatment and disposal capacity within the system are in various stages of development and reduced these produced water disposal costs in the third quarter of 2019 and for future periods. As discussed above, workover expense also increased in 2019 compared to 2018 primarily due to artificial lift repairs in the Mid-Continent.

Production, ad valorem, and other taxes as a percentage of oil, natural gas, and NGL revenue remained consistent for the three and nine-month periods ended September 30, 2019, compared to the same 2018 periods.

Depreciation and depletion for our oil and natural gas properties increased by $5.8 million or $3.05/Boe and $22.7 million or $2.51/Boe for the three and nine-month periods ended September 30, 2019, compared to the same periods in 2018. This rate increase is a result of development activities in areas where our finding and development costs are higher than historical depreciation and depletion rates. This rate increase is also a result of a decrease in the twelve-month weighted average oil and natural gas prices during the 2019 periods which resulted in a decrease in reserve volumes.

Impairment

Impairment for the three and nine-month periods ended September 30, 2019, and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

Proved property impairment	$165,507	$—	$165,507	$—
Other property, plant and equipment impairment	—	—	—	4,170
Total impairment	$165,507	$—	$165,507	$4,170

Impairment for the three and nine-month periods ended September 30, 2019, reflects full cost ceiling limitation impairment which largely resulted from a decrease in the trailing twelve-month weighted average oil and natural gas prices in the third quarter of 2019, lower NGL prices, changes in expected operating expenses including future electrical costs, and other less significant inputs.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices ("SEC prices") as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2019 were $57.69 per barrel of oil and $2.87 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended November 1, 2019, as well as the short-term pricing outlook for the remainder of 2019, we anticipate the SEC prices utilized in the December 31, 2019 full cost ceiling test may be $55.68 per barrel of oil and $2.60 per Mcf of natural gas, (the "estimated fourth quarter prices"). Applying these estimated fourth quarter prices, and holding all other inputs constant to those used in the calculation of our September 30, 2019 ceiling test, an additional full cost ceiling limitation impairment of approximately $130.0 million is indicated for the fourth quarter of 2019, which will be material to net earnings.

The actual full cost ceiling limitation impairment realized in the fourth quarter of 2019 could be greater or less than the projected amount utilizing estimated fourth quarter pricing, depending on the impact of any acquisitions, divestitures and numerous other factors. Further write-downs in subsequent quarters could occur if actual SEC prices continue to decline compared to the commodity prices used in prior quarters as declining commodity prices also impact estimated quantities of proved reserves.

Additionally, based on a comparison of the current strip prices for oil and natural gas in 2020 to the quarterly 2019 SEC prices that will be rolling-off during 2020 in the calculation of our proved reserves, we may incur additional ceiling test impairments in 2020, and any such impairments could be material to our net earnings.

Our full cost impairments will have no impact to our cash flow or liquidity.

Impairment for the nine-month period ended September 30, 2018, primarily reflects the write-down of midstream generator assets classified as held for sale to estimated net realizable value.

Non-Operating Expenses

Non-operating expenses for the three and nine-month periods ended September 30, 2019, and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

General and administrative	$6,238	$9,064	$26,261	$32,823
Accelerated vesting of employment compensation	—	—	—	6,545
Proxy contest	—	(459)	—	7,139
Employee termination benefits	—	23	4,465	32,653
(Gain) loss on derivative contracts	(1,756)	11,329	(1,547)	59,763
Other operating expense (income)	23	(105)	142	(1,343)
Total non-operating expenses	$4,505	$19,852	$29,321	$137,580

General and administrative expenses decreased $2.8 million, or 31.2% for the three-month period ended September 30, 2019, compared to the same period in 2018. General and administrative expenses are lower in the 2019 period primarily due to receiving a reimbursement from insurance policies of $1.5 million for legal fees incurred in the second quarter of 2019. These legal fees related to indemnification obligations discussed in "Part II, Item 1. Legal Proceedings." The remainder of the decrease is due largely to lower compensation-related costs resulting from reductions in headcount.

General and administrative expenses decreased $6.6 million, or 20.0% for the nine-month period ended September 30, 2019, from the same period in 2018 due primarily to a $5.2 million decrease in compensation-related costs largely resulting from a reduction in force during the first quarter of 2018 as well as additional declines in headcount throughout 2018 and 2019. The remainder of the decrease resulted largely from a reduction in other headcount related costs such as corporate office and technology expenses.

Accelerated vesting of employment compensation costs incurred during the nine-month period ended September 30, 2018 includes compensation costs recognized for certain share and incentive-based awards granted to our employees and directors which vested when the composition of the Board changed after the 2018 annual meeting.

Proxy contest costs for the nine-month period ended September 30, 2018 include legal, consulting and advisory fees incurred in the proxy contest and strategic alternatives review which were initiated in response to shareholder actions in 2018. A $0.5 million reimbursement of certain proxy contests costs was received from applicable insurance policies in the third quarter of 2018.

Employee termination benefits for the nine-month periods ended September 30, 2019, include cash and share-based severance costs incurred related to a reduction in force in the second quarter of 2019. See "Note 14 - Employee Termination Benefits" in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

Employee termination benefits for the nine-month period ended September 30, 2018, include cash and share-based severance costs incurred for (i) the reduction in force in the first quarter of 2018 and (ii) severance costs associated with the departure of executive officers and other senior officers. See "Note 14 - Employee Termination Benefits" in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Gain) loss on commodity derivative contracts	$(1,756)	$11,329	$(1,547)	$59,763
Cash (received) paid on settlements	$(622)	$11,631	$(5,700)	$29,025

On November 14, 2017, we entered into an Agreement and Plan of Merger (the "merger") with Bonanza Creek Energy, Inc. ("Bonanza Creek") which was subsequently terminated in December 2017. In contemplation of the proposed merger with Bonanza Creek, which would have been partially financed with debt, we entered into several oil derivative contracts in November 2017. We recorded losses on these oil derivatives of $6.5 million and $22.9 million for the three and nine-month periods ended September 30, 2018, which include net cash payments upon settlement of $2.4 million and $5.8 million, respectively.

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

Other Income (Expense)

The Company’s other income (expense) for the three and nine-month periods ended September 30, 2019, and 2018 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other (expense) income
Interest expense, net	$(722)	$(627)	$(2,009)	$(2,226)
Gain on extinguishment of debt	—	—	—	1,151
Other income (expense), net	827	(118)	370	972
Total other income (expense)	$105	$(745)	$(1,639)	$(103)

Gain on extinguishment of debt was recognized for the nine-month period ended September 30, 2018, as a result of writing off the unamortized premium associated with the Building Note when it was repaid during the first quarter of 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents, excluding restricted cash, of $4.0 million. On June 21, 2019, we amended and restated our credit facility. The elected commitment under the restated credit facility is currently $270.0 million. At September 30, 2019, we had $62.0 million of long term debt outstanding under our restated credit facility and $6.0 million in outstanding letters of credit, which reduce the amount available under the credit facility to $202.0 million.

As of October 31, 2019, we had approximately $1.6 million in cash and cash equivalents, excluding restricted cash, $61.0 million outstanding under our amended credit facility, and $6.0 million in outstanding letters of credit.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flow from operations, cash on hand and amounts available under our credit facility, which terminates on April 1, 2021, as discussed in “—Credit Facility” below.

Our working capital deficit decreased to $53.8 million at September 30, 2019, compared to $63.9 million at December 31, 2018, largely due to fluctuations in the timing and amount of payments of accounts payable and accrued expenses, the reclassification of certain asset retirement obligations from current liabilities to long-term obligations in the second quarter of 2019 and a decrease in open commodity derivative contracts at September 30, 2019. These were partially offset by a decrease in cash and accounts receivable largely due to declining revenues.

We intend to spend between $160.0 million and $170.0 million in our 2019 capital budget plan, with the majority of those expenditures being allocated to drilling and completion activities. We intend to fund capital expenditures and other commitments for the next 12 months using cash flow from our operations, borrowings under our credit facility and cash on hand. We will endeavor to keep our capital spending within or very close to our projected cash flows from operations subject to changing industry conditions or events.

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

Our cash flows for the nine-month periods ended September 30, 2019, and 2018 are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities	$95,529	$109,168
Cash flows used in investing activities	(169,140)	(132,322)
Cash flows provided by (used in) financing activities	59,694	(43,680)
Net decrease in cash and cash equivalents	$(13,917)	$(66,834)

Cash Flows from Operating Activities

The $13.6 million decrease in operating cash flows for the nine-month period ended September 30, 2019, compared to the same period in 2018, is primarily due to a decrease in revenues, an increase in lease operating expenses and the changes in working capital discussed above. The decreases were partially offset by reductions in employee termination benefits, general and administrative costs and proxy contest costs. Additionally, we received $5.7 million in derivative settlements in the nine-month period ended September 30, 2019, compared to paying $29.0 million in derivative settlements in the same period in 2018. See “—Consolidated Results of Operations” for further analysis of these changes.

Cash Flows from Investing Activities

During the nine-month periods ended September 30, 2019 and 2018, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities. Our capital expenditure program focuses on the development of our highest return projects while maintaining capital discipline and developing additional knowledge of our asset bases.

Capital expenditures for the nine-month periods ended September 30, 2019, and 2018 are summarized below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Capital Expenditures
Drilling and completion	$145,715	$107,382
Leasehold and geophysical	3,319	9,842
Other - operating	—	410
Other - corporate	245	44
Capital expenditures, excluding acquisitions (on an accrual basis)	149,279	117,678
Acquisitions(1)	(236)	—
2019 capital expenditures, including acquisitions	149,043	117,678
Change in capital accruals(2)	21,444	29,141
Total cash paid for capital expenditures	$170,487	$146,819
__________________
1.Excludes $5.4 million for the nine-month period ended September 30, 2019 related to a nonmonetary transaction.
2.Reflects cash paid during the period presented for expenditures related to the prior year's capital program.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine-month period ended September 30, 2019 consisted primarily of net borrowings under the credit facility. Cash used in financing activities during the nine-month period ended September 30, 2018 consisted of the repayment of the Building Note and cash paid for employee tax obligations in connection with the withholding of common shares upon vesting of employee share-based compensation awards.

Indebtedness

Credit Facility

As noted above, the Company amended and restated its existing reserve-based revolving credit facility on June 21, 2019. See “Note 8 - Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company’s debt and covenant restrictions.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2018, our contractual obligations included third-party drilling rig agreements, asset retirement obligations, operating leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds.

Our long-term debt outstanding increased by $62.0 million at September 30, 2019 compared to December 31, 2018, due to net borrowings on the Company's credit facility, which matures in April 2021. Additionally, $9.7 million in asset retirement obligations were reclassified from current liabilities to long-term obligations on the accompanying condensed consolidated balance sheet as of September 30, 2019, due to timing revisions in estimated retirement dates for certain Mid-Continent properties. We also had no drilling rig agreements outstanding at September 30, 2019. There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2018 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2019.

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

Historically, we have used a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At September 30, 2019, our commodity derivative contracts consisted of fixed price swaps under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Gain) loss on commodity derivative contracts	$(1,756)	$11,329	$(1,547)	$59,763
Cash (received) paid on settlements	$(622)	$11,631	$(5,700)	$29,025

See “Note 4 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Credit Risk. We are exposed to credit risk related to counterparties to our derivative financial contracts. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of our derivative transactions have had an “investment grade” credit rating. We monitor the credit ratings of our derivative counterparties and consider our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts are with multiple counterparties to minimize exposure to any individual counterparty.

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. This limits our maximum amount of loss under derivative transactions due to credit to the net amounts due from the counterparties under any outstanding commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is also a lender under the credit facility can be offset against amounts owed, if any, to such counterparty. As of September 30, 2019, the counterparties to our open commodity derivative contracts consisted of two financial institutions, both of which are also lenders under our credit facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had $62.0 million in outstanding variable rate debt as of September 30, 2019.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated Cases:

•In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma; and

•Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma

The lead plaintiffs in both In re SandRidge Energy, Inc. Securities Litigation and Lanier Trust assert claims on behalf of themselves and (i) in In re SandRidge Energy, Inc. Securities Litigation, a class of all purchasers of SandRidge common stock from February 24, 2011 and November 8, 2012 under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and (ii) in Lanier Trust, a putative class of purchasers of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II common units between April 7, 2011 and November 8, 2012 under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, both based on allegations that defendants, which include certain former officers of the Company and the SandRidge Mississippian Trust I, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company in the Mississippian region.

Discovery in each of the Cases closed on June 19, 2019. Following a hearing on class certification in each of the Cases on September 6, 2019, the court granted class certification in In re SandRidge Energy, Inc. Securities Litigation on September 30, 2019. The motion for class certification in Lanier Trust remains pending.

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant in each of the Cases to the extent necessary to allow recovery from applicable insurance policies or proceeds. In addition, the Company owes indemnity obligations and/or the obligation to advance legal fees, to certain former officers who remain as defendants in each action. The Company may also be contractually obligated to indemnify the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, arising out of the Cases, and such indemnification is not covered by insurance.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2018 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended September 30, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
July 1, 2019 - July 31, 2019	22,707	$6.90	N/A	N/A
August 1, 2019 - August 31, 2019	—	$—	N/A	N/A
September 1, 2019 - September 30, 2019	—	$—	N/A	N/A
Total	22,707		—
___________________
1.Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

By:	/s/ Michael A. Johnson
Michael A. Johnson Senior Vice President and Chief Financial Officer
Date: November 12, 2019