Form 10-K
period 2019-12-31
SANDRIDGE ENERGY INC
filed 2020-02-27
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of our common stock held by non-affiliates on June 28, 2019 was approximately $211.1 million based on the closing price as quoted on the New York Stock Exchange. As of February 21, 2020, there were 35,772,204 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2019, are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2019 ANNUAL REPORT ON FORM 10-K

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
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2019 of $55.69/Bbl for oil and $2.58/Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 22 to 1, even though the ratio for determining energy equivalency is 6 to 1.
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

Royalty Trust. Individually, the SandRidge Mississippian Trust I, the SandRidge Mississippian Trust II and the SandRidge Permian Trust.

Royalty Trusts. Collectively, the SandRidge Mississippian Trust I, the SandRidge Mississippian Trust II and the SandRidge Permian Trust for the periods prior to November 1, 2018, and the SandRidge Mississippian Trust I and the SandRidge Mississippian Trust II for periods thereafter.

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

As of December 31, 2019, we had an interest in 1,728 gross (1,013.0 net) producing wells, approximately 1,169 of which we operate, and approximately 701,000 gross (511,000 net) total acres under lease. As of December 31, 2019, we had no rigs drilling. Total estimated proved reserves as of December 31, 2019, were 89.9 MMBoe, of which approximately 69% were proved developed.

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

Reorganization Under Chapter 11 and Emergence from Bankruptcy

On May 16, 2016, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court confirmed the reorganization plan, and the Debtors’ subsequently emerged from bankruptcy on October 4, 2016. Pursuant to the reorganization plan, all of the Predecessor Company's common stock and other equity and debt securities were cancelled and on October 4, 2016, the Successor Company issued an aggregate of 18.9 million shares of common stock at $.001 par value and commenced trading on the New York Stock Exchange.

Our Business Strategy

Our business strategy in 2020 will be focused on maximizing free cash flow through the strategic rationalization of corporate and field-level costs, limiting our drilling capital to locations that we believe will provide high rates of return in the present commodity price environment and that allow for near-term payouts. We will continue our pursuit of acquisitions and business combinations that are accretive to earnings and cash flow per share, and which provide high margin properties with attractive returns at current commodity prices. The execution of this strategy will be coupled with the continued exercise of financial discipline and prudent capital allocation. We intend to spend between $25.0 million and $30.0 million in our 2020 capital budget plan in contemplation of continued depressed commodity prices, and will be prepared to expand our capital program if commodity prices increase sufficiently.

PRIMARY BUSINESS OPERATIONS

Our primary operations are the exploration, development and production of oil and natural gas. The following table presents information concerning our exploration and production activities by geographic area of operation as of December 31, 2019.

	Estimated Net Proved Reserves (MMBoe)	Daily Production (MBoe/d)(1)	Reserves/ Production (Years)(2)	Gross Acreage	Net Acreage	Capital Expenditures (In millions) (3)
Area
Mid-Continent	61.4	23.9	7.0	578,667	399,912	$29.2
North Park Basin	28.5	4.6	16.9	117,564	109,579	129.3
Other	—	—	—	4,628	1,456	3.3
Total	89.9	28.5	8.6	700,859	510,947	$161.8
____________________
(1) Average daily net production for the month of December 2019.
(2) Estimated net proved reserves as of December 31, 2019 divided by average daily net production for the month of December 2019, annualized.
(3) Capital expenditures for the year ended December 31, 2019, on an accrual basis and including acquisitions.

Properties

Mid-Continent

We held interests in approximately 579,000 gross (400,000 net) leasehold acres located primarily in Oklahoma and Kansas at December 31, 2019. Associated proved reserves at December 31, 2019 totaled 61.4 MMBoe, 91.0% of which were proved developed reserves. Our interests in the Mid-Continent as of December 31, 2019 included 1,675 gross (960.0 net) producing wells with an average working interest of 57%. We had no rigs operating in the Mid-Continent as of December 31, 2019. At December 31, 2019, our Mid-Continent properties included an inventory of 15 operated proved undeveloped wells. Additionally, we estimate there are approximately 100 undeveloped probable horizontal locations. During 2019, we completed a total of 12 horizontal producing wells in this area, which consisted primarily of SRLs.

NW STACK. The Meramec and Osage formations are the primary targets in the NW STACK in Garfield, Major, Dewey, and Woodward Counties. These formations are Mississippian in age, lying above the Woodford Shale and below Chester formations. The Meramec is composed of interbedded shales, sands, and carbonates while the Osage is composed of low porosity, fractured limestone and chert. The top of these target formations ranges in depth from about 5,800 feet at the northern edge of the basin to greater than 14,000 feet toward the interior of the basin. Meramec formation thickness ranges from about 50 feet to over 400 feet and the Osage formation thickness ranges from about 450 to 1,400 feet. The Woodford Shale is the primary hydrocarbon source for both the Meramec and Osage. Similar to the STACK, there is an over-pressured area and normally pressured area in the NW STACK. We completed 12 wells in the Meramec formation during 2019 and no Osage wells. Of our total Mid-Continent acreage at December 31, 2019, approximately 99,000 gross (56,000 net) acres are associated with the NW STACK play area.

In the third quarter of 2017, we entered into a $200.0 million drilling participation agreement with a Counterparty to jointly develop new horizontal wells on a wellbore only basis within certain dedicated sections of our undeveloped leasehold acreage within the Meramec formation in the NW STACK. Under this agreement, the Counterparty paid 90% of the net drilling and completion costs, up to $100.0 million in the first tranche, in exchange for an initial 80% net working interest in each new well, subject to certain reversionary hurdles. As a result, we received a 20% net working interest after funding 10% of the drilling and completion costs related to the subject wells. The last well under this agreement was completed in the second quarter of 2019. See "Operational Activities" included in Item 7 of this report for further discussion of the drilling participation agreement.

Mississippian Lime Formation. The Mississippian Lime formation is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and southern Kansas, and is a target for exploration and development within the Mid-Continent. The top of this formation is encountered between approximately 4,000 and 7,000 feet and stratigraphically between various formations of Pennsylvanian age and the Devonian-aged Woodford Shale formation. The Mississippian formation is approximately 350 to 650 feet in gross thickness across our lease position and has targeted porosity zone(s) ranging between 20 and 150 feet in thickness. At December 31, 2019, we had approximately 480,000 gross (344,000 net) acres under lease and 1,211 gross (776.7 net) producing wells in the Mississippian formation. We did not complete any wells in the Mississippian Lime formation in 2019.

North Park Basin

Our North Park Basin properties consisted of approximately 118,000 gross (110,000 net) acres, and 53 gross and net producing wells with a working interest of 100%, at December 31, 2019. Associated proved reserves at December 31, 2019 totaled approximately 28.5 MMBoe, of which 21.7% were proved developed reserves. The North Park Basin acreage is located in north central Colorado, and similar to the DJ Basin next to Colorado’s Front Range, has multiple potential pay targets in addition to the Niobrara Shale play, where our activity is currently focused. Although untested, zones shallower and deeper than the Niobrara have indications of potentially commercial hydrocarbons. The Niobrara Shale is characterized by stacked pay benches at depths of 5,500 to 9,000 feet with overall reservoir thickness over 450 feet. Based on our delineation drilling on acreage inside and outside federal units, we are developing a proved area where we have 55 operated proved undeveloped wells. Across our entire acreage position, we estimate there are approximately 900 undeveloped probable horizontal lateral locations. We had no rigs operating in the North Park Basin as of December 31, 2019. We completed a total of 16 horizontal producing wells, including 12 XRLs and four SRLs, in this area during 2019.

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

Preparation of Reserves Estimates

Over 90% of the proved oil, natural gas and NGL reserves disclosed in this report are based on reserve estimates determined and prepared by independent reserve engineers primarily using decline curve analysis to determine the reserves of individual producing wells. A small portion of the proved reserves disclosed in this report were determined by internal reserve engineers. To establish reasonable certainty with respect to our estimated proved reserves, the independent and internal reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using volumetric estimates or performance from analogous wells in the surrounding area. These wells were considered to be analogous based on production performance from the same formation and completions using similar techniques. The technologies and economic data used to estimate our proved reserves include, but are not limited to, well logs, geological maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. This data was reviewed by various levels of management for accuracy before consultation with independent reserve engineers. This consultation included review of properties, assumptions and available data. Internal reserve estimates were compared to those prepared by independent reserve engineers to test the estimates and conclusions before the reserves were included in this report. The accuracy of the reserve estimates is dependent on many factors, including the following:

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

SandRidge’s reserve engineers monitor well performance and make reserve estimate adjustments as necessary to ensure the most current information is reflected. The information used to prepare reserve estimates includes production histories as well as other geologic, economic, ownership and engineering data. The Corporate Reserves department currently has a total of three full-time employees, comprised of two degreed engineers and one engineering and business analyst with a four-year degree in mathematics.

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

The percentage of total proved reserves prepared by each of the independent petroleum consultants is shown in the table below.

	December 31,
	2019	2018	2017
Cawley, Gillespie & Associates, Inc.	50.2%	51.6%	62.6%
Ryder Scott Company, L.P.	43.0%	43.5%	29.0%
Netherland, Sewell & Associates, Inc.	—%	—%	3.8%
Total	93.2%	95.1%	95.4%

The remaining 6.8%, 4.9% and 4.6% of estimated proved reserves as of December 31, 2019, 2018 and 2017, respectively, were based on internally prepared estimates, primarily for the Mid-Continent area.

Copies of the reports issued by our independent reserve consultants with respect to our oil, natural gas and NGL reserves as of December 31, 2019 are filed with this report as Exhibits 99.1 and 99.2. The geographic location of our estimated proved reserves prepared by each of the independent reserve consultants as of December 31, 2019 is presented below.

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

Reporting of Natural Gas Liquids

NGLs are recovered through further processing of a portion of our natural gas production stream. At December 31, 2019, NGLs comprised approximately 18% of total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where we have contracts in place for the extraction and sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels based on a conversion rate of 42 gallons per barrel. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2019, 2018 and 2017, over 90% of which were prepared by independent reserve engineers. The reserve reports were based on our drilling schedule at the time year-end reserve estimates were prepared. Our year-end 2019 PUD development plan established that 100% of our current proved undeveloped reserves will be developed within five years from when they were originally recorded. See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	December 31,
	2019	2018	2017
Estimated Proved Reserves(1)
Developed
Oil (MMBbls)	14.1	18.7	25.9
NGL (MMBbls)	14.5	22.3	29.9
Natural gas (Bcf)	200.9	307.9	408.0
Total proved developed (MMBoe)	62.1	92.3	123.8
Undeveloped
Oil (MMBbls)	21.2	45.3	35.9
NGL (MMBbls)	1.3	5.9	4.4
Natural gas (Bcf)	31.5	100.0	80.9
Total proved undeveloped (MMBoe)	27.8	67.9	53.8
Total Proved
Oil (MMBbls)	35.3	64.0	61.8
NGL (MMBbls)	15.9	28.2	34.3
Natural gas (Bcf)	232.3	407.9	488.9
Total proved (MMBoe)	89.9	160.2	177.6
Standardized Measure of Discounted Net Cash Flows (in millions)(2)	$364.3	$1,045.6	$749.3
PV-10 (in millions)(3)	$364.3	$1,045.6	$749.3
____________________
(1) Estimated proved reserves, PV-10 and Standardized Measure were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown in the table below.

	Index prices (a)		Weighted average wellhead prices (b)
	Oil (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2019	$55.69	$2.58	$50.63	$12.45	$1.16
December 31, 2018	$65.56	$3.10	$60.86	$25.62	$1.77
December 31, 2017	$51.34	$2.98	$48.47	$20.28	$1.90
____________________
(a) Index prices are based on average West Texas Intermediate (“WTI”) Cushing spot prices for oil and average Henry Hub spot market prices for natural gas.
(b) Average adjusted volume-weighted wellhead product prices reflect adjustments for transportation, quality, gravity, and regional price differentials.

(2) Standardized Measure differs from PV-10 as standardized measure includes the effect of future income taxes. At December 31, 2019, 2018 and 2017, the difference between the standardized measure and PV-10 was insignificant due to an excess of tax basis in oil and natural gas properties over projected undiscounted future cash flows from our proved reserves.

(3) PV-10 is a non-GAAP financial measure. Neither PV-10 nor Standardized Measure represents an estimate of fair market value of our oil and natural gas properties. PV-10 is used by the industry and by management as a reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities. It is useful because its calculation is not dependent on the taxpaying status of the entity. The following table provides a reconciliation of our Standardized Measure to PV-10:

	December 31,
	2019	2018	2017
	(In millions)
Standardized Measure of Discounted Net Cash Flows	$364.3	$1,045.6	$749.3
Present value of future income tax discounted at 10%	—	—	—
PV-10	$364.3	$1,045.6	$749.3

Proved Reserves - Mid-Continent. Proved reserves in the Mid-Continent, primarily the Mississippian formation, decreased from 110.9 MMBoe at December 31, 2018 to 61.4 MMBoe at December 31, 2019. This reserve reduction is due primarily to downward revisions of 26.1 MMBoe associated with the decrease in year-end SEC commodity pricing consisting of (i) 17.8 MMBoe from downgrading PUDs, and (ii) 8.3 MMBoe from remaining proved reserves, 11.3 MMBoe negative revisions associated with increased commodity price differentials, and 2019 production totaling 10.4 MMBoe. Additional reserve decreases amounting to 5.2 MMBoe were the result of wells being shut-in during 2019, largely due to economic conditions, sales, and other revisions to prior estimates. Partially offsetting these reductions were a 3.6 MMBoe increase associated with changes to lease operating costs, extensions, and other reserve parameters.

Proved Reserves - North Park Basin. Our North Park Basin proved reserves in the Niobrara decreased from 49.3 MMBoe at December 31, 2018 to 28.5 MMBoe at December 31, 2019. This reserve reduction is due primarily to downward revisions of 24.8 MMBoe associated with the decrease in year-end SEC commodity pricing consisting of (i) 21.9 MMBoe from downgrading PUDs, and (ii) 2.9 MMBoe from remaining proved reserves, 3.7 MMBoe associated with changes to lease operating costs, 3.1 MMBoe negative revisions to prior estimates stemming from changes in well performance, 2019 production totaling 1.5 MMBoe, and other reductions amounting to 1.4 MMBoe. Partially offsetting these reductions are a 12.6 MMBoe increase associated with converting undeveloped well locations from SRLs to planned XRLs as well as reduced future estimated development capital on these undeveloped locations, and 1.0 MMBoe associated with extensions and commodity price differentials.

Our Niobrara proved developed reserves are attributed to 51 horizontal producing wells. Reservoir characteristics of the Niobrara in the North Park Basin are similar to those of the Niobrara in the DJ Basin, consisting of multiple stratigraphic benches. In the North Park Basin, production performance and reservoir data gathered from Niobrara producing wells confirm consistency in reservoir properties such as porosity, thickness and stratigraphic conformity. Using the performance of the proved developed producing wells, proved undeveloped reserves were recorded for 20 sections of the 35 section proved development area predominantly at a well density of up to eight wells per section. Performance from recent spacing tests provide preliminary indications that a spacing density of up to 16 wells per section may be viable.

Proved Undeveloped Reserves. The following table summarizes activity associated with proved undeveloped reserves during the periods presented:

	Year Ended December 31,
	2019	2018	2017
Reserves converted from proved undeveloped to proved developed (MMBoe)	3.7	4.2	1.1
Drilling and infrastructure capital expended to convert proved undeveloped reserves to proved developed reserves (in millions)	$95.3	$63.2	$21.0

Total estimated proved undeveloped reserves were 27.8 MMBoe at December 31, 2019, which is a decrease of 40.1 MMBoe from the prior year. This decrease is primarily due to 39.8 MMBoe associated with removing PUDs due to the decrease in year-end SEC commodity pricing consisting of 17.8 MMBoe of Midcon PUD reserves and 21.9 MMBoe of North Park Basin PUD reserves. Additional decreases included 1.1 MMBoe associated with a minor type curve revision on the remaining 55 North Park PUDs to account for recent PDP performance, 3.7 MMBoe of 2019 PUD conversions, and 8.1 MMBoe related to revisions in estimates for operating expenses, differentials, and other reserve parameters. These were partially offset by a 12.6 MMBoe increase associated with converting undeveloped well locations from SRLs to planned XRLs as well as reduced future estimated development capital.

Total estimated proved undeveloped reserves were 67.9 MMBoe at December 31, 2018, which is an increase of 14.1 MMBoe from the prior year. This increase is primarily due to 18.0 MMBoe from extensions and discoveries which consisted largely of 8.5 MMBoe in the North Park Basin from increased well density and successful development drilling in the Niobrara shale, and 9.5 MMBoe in the Mid-Continent from horizontal drilling in our NW STACK play. These extensions were offset by 4.2 MMBoe of PUD conversions.

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

For additional information regarding changes in proved reserves during each of the three years ended December 31, 2019, 2018 and 2017 see “Note 22—Supplemental Information on Oil and Natural Gas Producing Activities” to the consolidated financial statements in Item 8 of this report.

Significant Fields

Oil, natural gas and NGL production for fields containing more than 15% of our total proved reserves at each year end are presented in the table below. The Mississippian Lime Horizontal field and the Niobrara field each contained more than 15% of total proved reserves at December 31, 2019, 2018 and 2017.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Year Ended December 31, 2019
Mississippian Lime Horizontal	1,312	2,535	28,447	8,588
Niobrara	1,531	2	—	1,533
Year Ended December 31, 2018
Mississippian Lime Horizontal	1,558	2,477	31,663	9,312
Niobrara	1,034	—	—	1,034
Year Ended December 31, 2017
Mississippian Lime Horizontal	2,382	2,995	38,834	11,849
Niobrara	673	—	—	673

Mississippian Lime Horizontal Field. The Mississippian Lime Horizontal Field is located on the Anadarko Shelf in northern Oklahoma and Kansas and produces from the Mississippian formation. Our interests in the Mississippian Lime Horizontal Field as of December 31, 2019 included 1,211 gross (776.7 net) producing wells and a 64% average working interest in the producing area.

Niobrara Field. The Niobrara field is located in Colorado and produces from the Niobrara Shale. Currently only oil is marketed while evaluation and appraisal of midstream options for gas processing and marketing is ongoing, including engineering design work, pipeline route surveying, and permitting. Our interests in the Niobrara Field as of December 31, 2019, included 53 gross and net producing wells with a 100% average working interest in the producing area.

Production and Price History

The following table includes information regarding our net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Production data (in thousands)
Oil (MBbls)	3,519	3,477	4,157
NGL (MBbls)	2,910	2,829	3,376
Natural gas (MMcf)	33,164	36,175	44,237
Total volumes (MBoe)	11,956	12,335	14,906
Average daily total volumes (MBoe/d)	32.8	33.8	40.8
Average prices—as reported(1)
Oil (per Bbl)	$52.96	$61.73	$48.72
NGL (per Bbl)	$12.23	$23.72	$18.16
Natural gas (per Mcf)	$1.33	$1.85	$2.09
Total (per Boe)	$22.26	$28.27	$23.90
Expenses per Boe
Production costs(2)	$7.60	$7.12	$6.64
__________________
(1)Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.
(2)Represents production costs per Boe excluding production and ad valorem taxes.

Productive Wells

The following table presents the number of productive wells in which we owned a working interest at December 31, 2019. We operate substantially all of our wells. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of the fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Area
Mid-Continent	1,413	833.9	262	126.1	1,675	960.0
North Park Basin	53	53.0	—	—	53	53.0
Total	1,466	886.9	262	126.1	1,728	1,013.0

Drilling Activity

The following table presents information with respect to wells completed during the periods indicated. This information is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. As of December 31, 2019, we had no operated wells drilling, completing or awaiting completion.

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Completed Wells
Development
Productive	28	20.6	29	15.5	22	16.4
Dry	—	—	—	—	—	—
Total	28	20.6	29	15.5	22	16.4
Exploratory
Productive	—	—	—	—	1	1.0
Dry	—	—	—	—	—	—
Total	—	—	—	—	1	1.0
Total
Productive	28	20.6	29	15.5	23	17.4
Dry	—	—	—	—	—	—
Total	28	20.6	29	15.5	23	17.4

We had no third-party rigs operating on our Mid-Continent or North Park Basin acreage at December 31, 2019.

Developed and Undeveloped Acreage

The following table presents information regarding our developed and undeveloped acreage at December 31, 2019:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Area
Mid-Continent	489,411	357,673	89,256	42,239
North Park Basin	18,079	18,054	99,485	91,525
Other	1,440	389	3,188	1,067
Total	508,930	376,116	191,929	134,831

Many of the leases included in the undeveloped acreage above will expire at the end of their respective primary terms. To prevent expiration, we may exercise our contractual rights to pay delay rentals to extend the terms of leases we value, or establish production from the leasehold acreage prior to expiration, which will keep the lease from expiring until production has ceased.

As of December 31, 2019, the gross and net acres subject to leases in the undeveloped acreage above are set to expire as follows:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2020	26,179	14,846
December 31, 2021	19,481	17,745
December 31, 2022	3,954	2,367
December 31, 2023 and later	1,002	776
Other(1)	141,313	99,097
Total	191,929	134,831
____________________
(1)Leases remaining in effect until development efforts or production on the particular lease has ceased.

The acreage due to expire during the twelve months ending December 31, 2020, includes approximately 19,146 gross (9,791 net) acres in the Mid-Continent and 7,033 gross (5,055 net) acres in the North Park Basin.

Marketing and Customers

We sell our oil, natural gas and NGLs to a variety of customers, including utilities, oil and natural gas companies and trading and energy marketing companies. We had three customers that individually accounted for more than 10% of our total revenue during the 2019 period. See “Note 1—Summary of Significant Accounting Policies” to the consolidated financial statements in Item 8 of this report for additional information on our major customers. The number of readily available purchasers in the areas where we sell our production makes it unlikely that the loss of a single customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

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

Hazardous Substances and Wastes

We currently own, lease, or operate, and in the past have owned, leased, or operated, properties that have been used in the exploration and production of oil and natural gas. We believe we have utilized operating and disposal practices that were standard in the industry at the applicable time, but hazardous substances, hydrocarbons, and wastes may have been disposed or released on, from or under the properties owned, leased, or operated by us or on or under other locations where these substances and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose storage treatment and disposal or release of hazardous substances, hydrocarbons, and wastes were not under our control. These properties and the substances or wastes disposed or released on them may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), the federal Resource Conservation and Recovery Act, (“RCRA”), and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed substances or wastes (including substances or wastes disposed of or released by prior owners or operators or third parties whose waste was commingled with ours), to investigate and clean up contaminated property, to perform corrective actions to prevent future contamination, or to pay some or all of the costs of any such action.

CERCLA, also known as the Superfund law, and comparable state laws may impose strict, joint and several liability without regard to fault or legality of conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release of a hazardous substance occurred as well as entities that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up sites where the hazardous substances have been released into the environment, for damages to natural resources resulting from the release and for the costs of certain environmental and health studies. Additionally, landowners and other third parties may file claims for personal injury and natural resource and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment from a hazardous substance release and to pursue steps to recover costs incurred for those actions from responsible parties. Although petroleum, natural gas and natural gas liquids are excluded from the definition of "hazardous substance" under CERCLA, despite this so-called "petroleum exclusion,” certain products used in the course of our operations may be regulated as CERCLA hazardous substances. To date, no Company-owned or operated site has been designated as a Superfund site, and we have not been identified as a responsible party for any Superfund site.

We also generate wastes that are subject to the requirements of RCRA and comparable state statutes. RCRA imposes strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally-occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. However, it is possible that these wastes could be classified as hazardous wastes in the future. Any change in the exclusion for such wastes could potentially result in an increase in costs to manage and dispose of wastes which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we generate petroleum hydrocarbon wastes and ordinary industrial wastes that are subject to regulation under RCRA if they have hazardous characteristics.

Air Emissions

The federal Clean Air Act (the “CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of our oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. The EPA was required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017, but missed the deadline. Subsequently, in November 2017, the EPA published a list of areas that are in compliance with the new ozone standards and separately in December 2017 issued responses to state recommendation for designating non-attainment areas. In November 2018, the EPA issued final rules implementing the non-attainment area designations. While the EPA has determined that all counties in which we operate are in attainment with the new ozone standard, these determinations may be revised in the future. With the EPA lowering the ground-level ozone standard, certain states may be required to implement more stringent regulations, which could apply to our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures. In addition, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities to be aggregated for permitting purposes, resulting in treatment as a major source, and thereby triggering more stringent air permitting requirements. On August 28, 2019, the EPA proposed amendments that would remove all sources in the transmission and storage segment of the oil and natural gas industry from these rules; however, the rules still apply to the extraction sector. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant.

Water Discharges

The federal Water Pollution Control Act, also known as the Clean Water Act (the “CWA”), and analogous state laws and implementing regulations, impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States. Pursuant to these laws and regulations, the discharge of pollutants into regulated waters is prohibited unless it is permitted by the EPA, the Army Corps of Engineers ("Corps") or an analogous state or tribal agency. We do not presently discharge pollutants associated with the exploration, development and production of oil and natural gas into federal or state waters. The CWA and analogous state laws and regulations also impose restrictions and controls regarding the discharge of sediment via storm water run-off from a wide variety of construction activities. Such activities are generally prohibited from discharging sediment unless permitted by the EPA or an analogous state agency. The EPA issued a final rule in September 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). The EPA and the Corps then proposed a rulemaking in June 2017 to repeal the June 2015 WOTUS rule and also announced their intent to issue a new rule redefining the CWA’s jurisdiction. The EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 WOTUS rule for two years. Subsequently, on December 11, 2018, the EPA and the Corps proposed a new rule defining the CWA’s jurisdiction. On October 22, 2019, EPA and the Corps published a final rule repealing the 2015 WOTUS rule and recodifying the regulatory language that existed prior to that rule. This action, which became effective on December 23, 2019, resolved a nationwide patchwork of jurisdictional applicability that had developed due to litigation and court rulings regarding the WOTUS rules. The 2019 final rule has been challenged in federal court, however, and the scope of the CWA’s jurisdiction may remain fluid until all litigation is concluded. To the extent the litigation over the new rule is successful, it may yet result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas in connection with any expansion activities. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

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

Subsurface Injections

Underground injection operations performed by us are subject to the Safe Drinking Water Act (“SDWA”), as well as analogous state laws and regulations. Under the SDWA, the EPA established the Underground Injection Control (“UIC”) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require a permit from the applicable regulatory agencies to operate underground injection wells. Although the Company monitors the injection process of its wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property damages and personal injuries. Some states have considered laws mandating flowback and produced water recycling. Other states have undertaken studies, in some cases such as New Mexico in conjunction with the EPA, to assess the feasibility of recycling produced water on a large scale. If such laws are adopted in areas where we conduct operations, our operating costs may increase significantly.

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. The OCC also evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has issued rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within areas of interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, in February

2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge-operated disposals wells, prescribed a four stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. In March 2016, the OCC reduced the injection volume of additional Arbuckle disposal wells, including wells we operate. Following earthquakes in August, September and November 2016, the OCC and the EPA further limited the disposal volumes that can be disposed in Arbuckle wells, although these actions did not cover our disposal wells. While induced seismic events generally decreased in 2017, the OCC expanded restrictions on the use of existing Arbuckle disposal wells and imposed new reporting requirements related to disposal volumes on wells injecting produced water into the Arbuckle formation. In February 2018, the OCC instituted a new protocol to further address seismicity in the Sooner Trend Anadarko Basin Canadian and Kingfisher County and South Central Oklahoma Oil Province Plays which requires various actions, such as a pause in operations for several hours, when certain seismic data is observed. These and similar future protocols that may be adopted in response to future seismicity concerns may reduce the productivity of our operations in relevant areas.

Additionally, the Governor of Kansas has established a task force composed of various administrative agencies to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. In March 2015, the Kansas Corporation Commission issued its Order Reducing Saltwater Injection Rates (the "Order"). The Order identified five areas of heightened seismic concern within Harper and Sumner Counties and mandated that, within 100 days of the Order’s issuance, operators must limit saltwater injection volumes to no more than 8,000 barrels per day for any well located in one of these five areas. SandRidge and other operators of injection wells were required to reduce the injection volume, and any injection well drilled deeper than the Arbuckle Formation was required to be plugged back to a shallower formation in a manner approved by the Kansas Corporation Commission. In August 2016, the Kansas Corporation Commission issued an order that put a 16,000 barrels per day limit on additional Arbuckle disposal wells not previously identified in the Order. While no additional regulatory actions were taken in Kansas with respect to induced seismicity concerns since 2017, permit applications for new saltwater disposal well facilities have faced increased local opposition.

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

Climate Change

The EPA previously has published its findings that emissions of CO2, methane and certain other “greenhouse gases” ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emission. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect our operations and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. More recently, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards, Subpart OOOOa (“Quad Oa”). In June 2017, the EPA proposed a two-year stay of the rules and in October 2018 the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain Quad Oa requirements is technically infeasible. Regardless of the stay and potential regulatory revisions, it is possible that these rules will continue to require oil and gas operators to expend material sums. In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on public lands that are substantially similar to the EPA Quad Oa requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, however, the 2018 rule is currently being challenged in federal court. As a result of these developments, future implementation of the EPA and the BLM methane rules remains uncertain, but given the long-term trend towards increasing regulation, future federal GHG regulations for the oil and gas industry remain a possibility. Moreover, several states where we operate, including Colorado, have already adopted rules requiring operators of both new and existing sources to develop and implement a LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require us to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measure each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States formally initiated withdrawal proceedings on November 4, 2019. The withdrawal cannot be effective before November 4, 2020; thus, whether the United States may reenter the Paris Agreement or a separately negotiated agreement is unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

Endangered or Threatened Species

The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act. While compliance with the ESA has not had an adverse effect on our exploration, development and production operations in areas where threatened or endangered species or their habitat are known to exist, it may require us to incur increased costs to implement mitigation or protective measures and also may delay, restrict or preclude drilling activities in those areas or during certain seasons, such as breeding and nesting seasons. In addition, certain of our federal and state leases may contain stipulations that require us to take measures to safeguard certain species, including the sage grouse, and their habitats known to be located within the area of the lease. Although the U.S. Fish and Wildlife Service (“USFWS”) declined to list the sage grouse under the ESA in 2015 and subsequently developed a conservation plan to protect existing habit, some environmental groups have continued to raise concerns about sufficient protections for the sage grouse population. Under the plan, the USFWS committed to review the status of the species every five years to evaluate conservation actions, with the plan to be next reviewed and revised if necessary in 2020. In addition, the U.S. Department of Interior (“DOI”) proposed in December 2018 revisions to the existing sage grouse conservation plan that, amongst other things, was intended to give the DOI and individual states flexibility to allow for increased activity in grouse habitat management areas encompassing parts of Colorado, Idaho, Nevada, Northern California, Oregon, Utah and Wyoming. Several conservation groups challenged the rules, and on October 16, 2019, the U.S. District Court for the District of Idaho issued a preliminary injunction blocking implementation of the new rules in Idaho, Wyoming, Colorado, Utah, Nevada, Oregon, and part of California. While the BLM can still issue new permits in these areas, it must follow the restrictions included in the 2015 management plans. It is also possible that the ongoing litigation could result in the sage grouse being re-listed under the ESA in the future. If endangered or otherwise protected species are located in areas where we wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. For example, certain of our operations in Colorado are in proximity to sage grouse habitat and we are prohibited from performing operations in those areas during certain hours from March to mid-July of each year. Further, in February 2016, the USFWS published a final policy which alters how it identifies critical habitats for endangered and threatened species. In August 2019, the USFWS issued three final rules revising its ESA regulations, consisting of changes to the procedures and criteria for listing or delisting species and designating critical habitat, removal of the automatic take prohibition for species listed as threatened, and regulations for protection of threatened species, (ii) criteria for listing and delisting of species and designation of critical habitat, and new procedures and time frames for required consultations by other federal agencies. In general these rules were designed to alleviate some of the burdens of the ESA and streamline its implementation, but the prospect of new species listings and critical habitat designations remains. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, a settlement approved by the U.S. District Court for the District of Columbia in 2011 required the USFWS to consider listing numerous species as endangered under the ESA by the end of its 2017 fiscal year; however, the agency has not yet completed this process.

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

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (the “NGA”) and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the removal of all price and non-price controls for sales of domestic natural gas sold in first sales, which include all of our sales of our own production. Under the Energy Policy Act of 2005 (the “EPAct 2005”), FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties of up to $1,269,500 per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by FERC as a natural gas company under the NGA, we are required to report aggregate volumes of natural gas purchased or sold at wholesale to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. In addition, Congress may enact legislation or FERC may adopt regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to further regulation. Failure to comply with those regulations in the future could subject us to civil penalty liability.

The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. The CFTC also holds substantial enforcement authority, including the ability to assess civil penalties of up to $1,212,866 per day per violation.

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
Oil Price Controls and Transportation Rates
Sales prices of oil and NGLs are not currently regulated and are made at market prices. Our sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission (the “FTC”) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess civil penalties of up to $1,231,690 per day per violation. Our sales of these commodities, and any related hedging activities, are also subject to CFTC oversight as discussed above.
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

EMPLOYEES

As of December 31, 2019, the Company had 270 full-time employees, including 43 geologists, geophysicists, petroleum engineers, technicians, land and regulatory professionals. Of our 270 employees, 130 were located at the Company’s headquarters in Oklahoma City, Oklahoma at December 31, 2019, and the remaining employees worked in our various field offices and drilling sites.

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

Risks Related to the Oil and Natural Gas Industry and Our Business

Oil, natural gas and NGL prices fluctuate widely due to a number of factors that are beyond our control. Declines in oil, natural gas or NGL prices significantly affect our financial condition and results of operations.
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
These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2015 through December 2019, the NYMEX settled price fluctuated between a high of $76.41 per Bbl and a low of $26.21 per Bbl. For natural gas, from January 2015 through December 2019, the month-end NYMEX settled price fluctuated between a high of $4.72 per MMBtu and a low of $1.71 per MMBtu. In addition, the market price of natural gas is generally higher in the winter months than during other months of the year due to increased demand for natural gas for heating purposes during the winter season.

A buildup in inventories, lower sustained global demand, or other unexpected factors could cause prices for U.S. oil, natural gas and NGLs to further weaken, which could negatively affect our cash flows and results of operations. For instance, crude oil prices have experienced downward pressure in the first quarter of 2020 as a result of decreasing demand from the growing impact of the cornonavirus epidemic. Under such conditions, revenues may be negatively affected, and the amount of oil, natural gas and NGLs we can produce economically may be reduced, causing us to make substantial downward adjustments to our estimated proved reserves and having a material adverse effect on our financial condition and results of operations.

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

Our North Park Basin acreage may require the construction of significant gathering systems and pipelines as we increase drilling and development activity. Failure to obtain these services or expanding our midstream assets with acceptable commercial terms could adversely affect our ability to develop this acreage in a timely manner.

Our identified drilling locations are scheduled to be drilled over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital necessary to drill such locations or construct the midstream infrastructure required to make such development profitable.
Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These locations represent a significant part of our business strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering and midstream system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals (including renewal of annual permits that allow for the combustion of produced gas until such time as midstream takeaway infrastructure or other gas disposition options are available) and other factors. Because of these uncertain factors, we do not know if the numerous potential well locations we have identified will ever be drilled or if we will be able to produce natural gas or oil from these or any other potential locations. We may not be able to raise the substantial amount of capital necessary to fully realize our North Park Basin assets. For example, our North Park Basin assets are in the delineation phase of the development cycle and may require significant investment over the next several years, including the construction of midstream and pipeline takeaway infrastructure, as we progress toward full field development with more activity and an expanded development footprint. Additionally, lack of midstream takeaway infrastructure for produced gas could impact our ability to continue producing currently existing wells for extended periods under current operating conditions if regulatory approval for gas combustion is not renewed.

In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the potential locations are obtained, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified.

Our acreage not contained within federal units must be drilled before lease expiration, generally within three to five years of the original date of the lease, in order to hold the acreage by production, and our acreage committed to federal units must be drilled pursuant to the federal unit timelines provided within the unit agreements. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Leases on our oil and natural gas properties that are not federal units typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres, or the leases are renewed. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Acreage committed to federal units must be drilled pursuant to the federal unit timelines provided within the unit agreements, typically requiring two unit wells within the first five years and two more wells within the next five years. At the end of the second five-year term the unit begins to reduce in size to designated participating areas within the Federal Units. Unless we increase our current drilling program, we could lose undeveloped acreage through lease expirations. Our reserves and future production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage and the loss of any leases could materially and adversely affect our ability to so develop such acreage.

Our development and exploration operations require substantial capital. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil, natural gas and NGL reserves, which would adversely affect our business, financial condition and results of operations.

The oil and natural gas industry is capital intensive. Our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current estimated proved reserves and finding or acquiring additional economically recoverable reserves. We make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of oil, natural gas and NGL reserves. Historically, we have financed capital expenditures primarily with cash generated by operations, borrowings on our credit facility and proceeds from asset sales. In particular, cash flow from operations was $121.3 million, $145.5 million and $181.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Declining cash flows from operations, as a result of lower commodity prices, could require us to reduce expenditures to develop and acquire additional reserves, which could lead to rapid declines in the reserve base supporting our credit facility. Based on our 2020 capital spending plans, we estimate that our production will experience a 25%- 30% decline. This decline in production as well as other factors such as lower oil, natural gas and NGL prices, declines in reserves, or for any other reason may lead to reductions in our revenues and cash flow from operations and may limit our ability to obtain the capital necessary, or maintain a sufficient borrowing base on our credit facility, to sustain our operations at desired levels. In order to fund capital expenditures, we may seek alternative sources of financing.

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

We may not be able to refinance or replace our maturing debt on favorable terms, or at all, which will materially adversely affect our financial condition and our ability to develop our oil and gas assets.
Our credit facility, which consists of all of our funded debt, matures on April 1, 2021. In November 2019, the borrowing base was reduced to $225.0 million, and as of December 31, 2019, we had $57.5 million outstanding under our credit facility. We have been involved in discussions with our current lenders and other financing sources regarding alternatives that would include the replacement or refinancing of the credit facility, prior to its maturity date on April 1, 2021. There is no assurance, however, that such discussions will result in a refinancing of the credit facility on acceptable terms, if at all, or provide any specific amount of additional liquidity for future capital expenditures. Alternative sources of capital could involve the issuance of debt or equity on unfavorable terms or that would result in significant dilution. While we review such liquidity-enhancing alternative sources of capital, we intend to continue to minimize our drilling program capital expenditures, which could limit our ability to develop our properties. If we are unable to refinance or replace our debt on favorable terms, we may not be able to maintain adequate liquidity, and may have to limit our drilling program, sell core and non-core assets, and further reduce general and administrative expenses in order to pay down outstanding debt under the credit facility, or a combination of the foregoing. These actions could have a material adverse effect on our financial condition and results of operations and the trading price of our common stock.

Future price declines may result in reductions of the asset carrying values of our oil and natural gas properties.
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the lower of cost or market value of unevaluated properties. The full cost ceiling is evaluated at the end of each quarter using the SEC prices, adjusted for the impact of derivatives accounted for as cash flow hedges, if any. The Company incurred full cost ceiling impairment charges of $409.6 million for the year ended December 31, 2019. The Company did not incur any full cost ceiling impairment charges for the years ended December 31, 2018 or 2017. Cumulative full cost ceiling impairment from the Emergence date through December 31, 2019 totaled $728.7 million. If oil, natural gas and NGL prices decline further in the near term, and without other mitigating circumstances, we may experience additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which would likely cause us to record additional write-downs of capitalized costs of oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial. Further, the borrowing base under our credit facility is calculated by reference to the value of our oil and natural gas reserves, as determined by the lenders under the credit facility, and declines in the value of such reserves as a result of sustained low commodity prices could reduce the amount available to be borrowed under our credit facility if prices decline from current levels.

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

We are subject to litigation and adverse outcomes in such litigation could have a material effect on our financial condition.

We are, and from time to time may become, subject to litigation and various legal proceedings, including stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Additionally, we remain a nominal defendant in certain litigation matters discussed in Item 3. “Legal Proceedings,” for the purposes of fulfilling indemnification obligations for legal expenses, including any settlement amounts, to certain former officers of the Company and the SandRidge Mississippian Trust I. The defense of these actions has been and may continue to be both time consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any litigation or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material effect on our business, financial condition and results of operations.

The agreements governing our credit facility have restrictions, financial covenants and borrowing base redeterminations, which could adversely affect our operations.
The agreements governing our credit facility restrict our ability to, among other things, obtain additional financing, incur liens, enter into sale and lease back transactions, make certain investments, lease equipment, merge, dissolve, liquidate or consolidate with another entity, pay dividends or make other distributions or repurchase or redeem our stock, enter into transactions with our affiliates, create additional subsidiaries, amend or modify certain provisions of our organizational documents, enter into new transactions with our affiliates, sell assets and engage in business combinations. The credit facility also requires us to comply with certain financial covenants and ratios. See additional discussion of the credit facility under “Indebtedness—Credit Facilities.” Persistent depressed oil or natural gas prices or further declines in such prices, without other mitigating circumstances, could prevent us from complying with the financial covenants under the credit facility. Our failure to comply with any of the restrictions and covenants under the credit facility or other debt financings could result in a default under those instruments, which, if left uncured, could lead to an event of default. Such an event of default could, among other things, result in all of our existing indebtedness becoming immediately due and payable. Additionally, an event of default under one of our financing instruments could trigger cross-default provisions under our other financing instruments. The application of the remedies under the financing instruments could have a material adverse effect on our financial position.

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

Our credit facility bears interest based on a pricing grid tied, in part, to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether, and to what extent, panel banks will continue to provide LIBOR submissions to the administrator of LIBOR after this time, which may cause LIBOR to perform differently than it did in the past and have other consequences which cannot be predicted.

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
The cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive or may suffer from declining production faster than anticipated. The use of seismic data and other technologies and the study of producing fields in the same area do not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. During 2019, we completed a total of 28 gross wells, none of which were identified as dry wells. If we drill additional wells that we identify as dry wells in our current and future prospects, our drilling success rate may decline and materially harm our business.

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

In addition, our hydraulic fracturing operations require significant quantities of water. Regions in which we operate may experience drought conditions from time to time. Any diminished access to water for use in hydraulic fracturing, whether due to usage restrictions or drought or other weather conditions, could curtail our operations or otherwise result in delays in operations or increased costs.

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
As of December 31, 2019, approximately 30.9% of our total reserves were proved undeveloped reserves. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Therefore, recoveries from these undeveloped properties may not match current expectations. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves.

A significant portion of our operations are located in the Mid-Continent region, making us vulnerable to risks associated with operating in a limited number of major geographic areas.
As of December 31, 2019, approximately 68.3% of our proved reserves and approximately 87.2% of our annual production was located in the Mid-Continent. This concentration could disproportionately expose us to operational and regulatory risk in these areas. This relative lack of diversification in location of our key operations could expose us to adverse developments in the Mid-Continent or the oil and natural gas markets, including, for example, transportation or treatment capacity constraints, curtailment of production due to weather, electrical outages, treatment plant closures for scheduled maintenance, changes in the regulatory environment or other factors. These factors could have a significantly greater impact on our financial condition, results of operations and cash flows than if our properties were more diversified.

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

We have substantial undeveloped reserves and acreage in the North Park Basin area of Jackson County, Colorado. Recently, various initiatives have been promoted by interest groups in Colorado to increase regulations restricting oil and gas development. For example, on November 6, 2018, Coloradans considered Proposition 112, a ballot initiative that would have established a new statewide minimum distance requirement for new oil and gas development far in excess of existing Colorado Oil and Gas Conservation Commission (“COGCC”) setback regulations. Although Coloradans did not approve Proposition 112, future similar initiatives, if implemented, could pose operational challenges, substantially limit our development activity and require higher levels of capital expenditures than we currently anticipate, and therefore have a significant adverse effect on our ability to develop proved undeveloped reserves in the North Park Basin. Such restrictions, additional costs and delays could adversely impact our financial condition, results of operations and/or cash flows.

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
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and natural gas production. We routinely utilize hydraulic fracturing techniques in the majority of our drilling and completion programs. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued CAA final regulations in 2012 and additional CAA regulations in June 2016 governing performance standards for the oil and natural gas industry; and in June 2016 issued final effluent limitations guidelines under the CWA that waste-water from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant. The EPA also issued an Advance Notice of Proposed Rulemaking under TSCA in 2014 regarding reporting of the chemical substances and mixtures used in hydraulic fracturing, but, to date, has taken no further action. Separately, the BLM published a final rule in March 2015 that establishes more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, the U.S. District Court of Wyoming struck down this rule in June 2016, and after various appeals and a presidential executive order directing it to review rules related to the energy industry, the BLM published a final rule rescinding the 2015 rule in December 2017.

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
The EPA previously published its findings that emissions of GHGs present a danger to public health and the environment because such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis, which includes certain of our operations. In addition, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of an LDAR program to minimize methane emissions, under the CAA’s New Source Performance Standards Quad Oa. However, the EPA has taken several steps to delay implementation of the Quad Oa standards. The agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and in October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain Quad Oa requirements is technically infeasible. Regardless of the stay and potential regulatory revisions, it is possible that these rules will continue to require oil and gas operators to expend material sums.

In addition, in November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands that are substantially similar to the EPA Quad Oa requirements. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. While, as a result of these developments, future implementation of the EPA and BLM methane rules is uncertain, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility. Moreover, several states where we operate, including Colorado, have already adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and install devices on certain equipment to capture 95% of methane emissions.

Compliance with these rules could require us to purchase pollution control equipment, optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, there are a number of state and regional efforts that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States was one of almost 200 nations that agreed in December 2015 to the Paris Agreement. However, the Paris Agreement did not impose any binding obligations on the United States. Moreover, in June 2017, President Trump stated that the United States would withdraw from the Paris Agreement but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States formally initiated withdrawal proceedings on November 4, 2019. The withdrawal cannot be effective before November 4, 2020; thus, whether the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement.

The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and our operations could require us to incur additional costs to monitor, report and potentially reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on our assets and operations, and potentially subject us to greater regulation.

Risks and uncertainties related to the potential sale or lease of our corporate headquarters.
Our corporate headquarters building in downtown Oklahoma City, OK, is substantially underutilized. We previously entered into a brokerage agreement to seek to lease the unutilized portion of the building. We may seek and/or receive offers to purchase the entire building in the future. Any alternative we pursue is subject to certain risks and uncertainties, including, among other things, the possibility that any alternative we select will not be completed on terms that are advantageous to us and the likelihood that an outright sale of our corporate headquarters will be at a sales price significantly below its current carrying value on our books.

Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2019, as further described in Part II “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.” Our efforts to develop and maintain our internal controls and to remediate material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

Our derivative activities could result in financial losses and are subject to new derivatives legislation and regulation, which could adversely affect our ability to hedge risks associated with our business.
We may enter into financial derivative instruments with respect to a portion of our production to manage our exposure to oil, gas, and NGL price volatility. To the extent that we engage in price risk management activities to protect the Company from commodity price declines, we would be prevented from fully realizing the benefits of commodity price increases above the prices established by our hedging contracts. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the contract counterparties fail to perform under the contracts. Further, to date, we have not designated and do not currently plan to designate any of our derivative contracts as hedges for accounting purposes and, as a result, record all derivative contracts on our balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative contracts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") Act created a new regulatory framework for oversight of derivatives transactions by the CFTC and the SEC. Among other things, the Dodd-Frank Act subjects certain swap participants to new capital, margin and business conduct standards. In addition, the Dodd-Frank Act contemplates that where appropriate in light of outstanding exposures, trading liquidity and other factors, swaps (broadly defined to include most hedging instruments other than futures) will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, unless the “end-user” exception from clearing applies. The Dodd-Frank Act also established a new Energy and Environmental Markets Advisory Committee to make recommendations to the CFTC regarding matters of concern to exchanges, firms, end users and regulators with respect to energy and environmental markets and also expands the CFTC’s power to impose position limits on specific categories of swaps (excluding swaps entered into for bona fide hedging purposes).

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
As of the date of filing this report, we have outstanding Warrants to purchase approximately 6.7 million shares of our common stock at average exercise prices of either $41.34 and $42.03 per share. In addition, we have as of the date of this report, 3.0 million shares of common stock reserved for future issuance under the SandRidge Energy, Inc. 2016 Omnibus Incentive Plan (the, “Omnibus Incentive Plan”). The exercise of equity awards, including any stock options that we may grant in the future, the Warrants, and the sale of shares of our common stock underlying any such options or the Warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Warrants and any stock options that may be granted or issued pursuant to the Omnibus Incentive Plan in the future.

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

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business, none of which is deemed to be individually material at this time. Due to the inherent uncertainty of litigation, however, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

On February 21, 2020, there were 314 record holders of the Company’s common stock.

We have neither declared nor paid any cash dividends on our common stock, and we do not anticipate declaring any dividends in the foreseeable future. We expect to retain cash for the operation and expansion of our business, including exploration, development and production activities. In addition, the terms of our credit facility restrict our ability to pay dividends. If our dividend policy changes in the future, our ability to pay dividends would be subject to these restrictions and then-existing conditions, including results of operations, financial condition, contractual obligations, capital requirements, business prospects and other factors deemed relevant by the Company’s board of directors.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders on SandRidge common stock relative to the cumulative total returns of the S&P Oil and Gas Exploration and Production Index and the S&P 500 Index from October 4, 2016, the date of the Company's emergence from Chapter 11, through December 31, 2019. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes was $100.00 on October 4, 2016.

SandRidge Energy, Inc.
S&P 500 Index
S&P Oil & Gas E&P Index
$175
$150
$125
$100
$75
$50
$25
$0
10/04/16
12/31/16
12/31/17
12/31/18
12/31/19

The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents a summary of share repurchases made during the three-month period ended December 31, 2019.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
Period
October 1, 2019 - October 31, 2019	—	$—	N/A	N/A
November 1, 2019 - November 30, 2019	—	$—	N/A	N/A
December 1, 2019 - December 31, 2019	1,501	$4.08	N/A	N/A
Total	1,501		—
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

	Successor(1)				Predecessor(1)
	Year Ended December 31,			Period from October 2, 2016 through December 31,	Period from January 1, 2016 through October 1,	Year Ended December 31,
	2019	2018	2017	2016	2016	2015
Statement of Operations Data (in thousands, except per share data)
Revenues	$266,845	$349,395	$357,299	$98,456	$293,809	$768,709
Total operating expenses(2)	713,612	359,770	317,668	434,801	1,200,012	5,411,387
(Loss) income from operations	(446,767)	(10,375)	39,631	(336,345)	(906,203)	(4,642,678)
Other (expense) income
Interest expense	(2,974)	(2,787)	(3,868)	(372)	(126,099)	(321,421)
Gain on extinguishment of debt	—	1,151	—	—	41,179	641,131
Gain on reorganization items, net	—	—	—	—	2,430,599	—
Other income, net	436	2,865	2,550	2,744	1,332	2,040
Total other income (expense)	(2,538)	1,229	(1,318)	2,372	2,347,011	321,750
(Loss) income before income taxes	(449,305)	(9,146)	38,313	(333,973)	1,440,808	(4,320,928)
Income tax (benefit) expense	—	(71)	(8,749)	9	11	123
Net (loss) income	(449,305)	(9,075)	47,062	(333,982)	1,440,797	(4,321,051)
Less: net loss attributable to noncontrolling interest(3)	—	—	—	—	—	(623,506)
Net (loss) income attributable to SandRidge Energy, Inc.	(449,305)	(9,075)	47,062	(333,982)	1,440,797	(3,697,545)
Preferred stock dividends	—	—	—	—	16,321	37,950
(Loss applicable) income available to SandRidge Energy, Inc. common stockholders	$(449,305)	$(9,075)	$47,062	$(333,982)	$1,424,476	$(3,735,495)
(Loss) earnings per share
Basic	$(12.68)	$(0.26)	$1.45	$(17.61)	$2.01	$(7.16)
Diluted	$(12.68)	$(0.26)	$1.44	$(17.61)	$2.01	$(7.16)

____________________
(1) Upon emergence from Chapter 11, the Company elected to apply fresh start accounting effective October 1, 2016, to coincide with the timing of the normal fourth quarter reporting period, which resulted in SandRidge becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the reorganization plan, the financial statements after October 1, 2016 are not comparable with the financial statements prior to that date.
(2) Includes full cost ceiling limitation impairments of $409.6 million, $319.1 million, $657.4 million, and $4.5 billion for the year ended December 31, 2019, the Successor 2016 Period, the Predecessor 2016 Period and the year ended December 31, 2015, respectively. No full cost ceiling limitation impairments were recorded for the years ended December 31, 2018 and 2017.
(3) Information presented for the year ended December 31, 2015, includes 100% of the interests and activities of the Royalty Trusts, including amounts attributable to noncontrolling interest. On January 1, 2016, we adopted the provisions of ASU 2015-02, “Amendments to the Consolidation Analysis,” which led to the conclusion that the Royalty Trusts were no longer variable interest entities, and a cumulative-effect adjustment was made to equity to remove the effect of any previously recorded noncontrolling interest. Prior periods were not restated. For the 2016, 2017, and 2018, and 2019 periods, we have proportionately consolidated only our share of each Royalty Trust.

	Successor				Predecessor
	As of December 31,				As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data (in thousands)
Cash and cash equivalents	$4,275	$17,660	$99,143	$121,231	$435,588
Property, plant and equipment, net	$567,943	$949,949	$923,240	$817,932	$2,234,702
Total assets(1)	$607,689	$1,024,338	$1,119,627	$1,081,392	$2,922,027
Total debt(1)	$57,500	$—	$37,502	$305,308	$3,562,378
Total stockholders’ equity (deficit)	$402,452	$847,721	$839,940	$512,917	$(1,187,733)
Total liabilities and stockholders’ equity (deficit)	$607,689	$1,024,338	$1,119,627	$1,081,392	$2,922,027
____________________
(1)Reflects the reclassification of certain debt issuance costs from other assets to long-term debt of $69.1 million for the year ended December 31, 2015, as a result of the retrospective adoption of ASU 2015-03 on January 1, 2016.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1, “Selected Financial Data” in Item 6 and “Financial Statements and Supplementary Data” in Item 8. Additionally, discussion of our operating and financial data for 2018 compared to 2017 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II of our previously filed 2018 Annual Report on Form 10-K, which was filed with the SEC on March 5, 2019. Our discussion and analysis includes the following subjects:
•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources;
•Valuation Allowance; and
•Critical Accounting Policies and Estimates.

Overview

We are an oil and natural gas company with a principal focus on exploration and production activities in the U.S. Mid-Continent and North Park Basin of Colorado.

Operational Activities

Operational activities for the years ended December 31, 2019, and 2018 include the following:

	Year Ended December 31,
	2019			2018
	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling	Gross Wells Drilled(2)	Net Wells Drilled(2)	Average Rigs Drilling
Area
Mid-Continent (1)	11	3.9	0.6	22	8.0	1.7
North Park Basin	10	10.0	0.4	14	14.0	0.7
Total	21	13.9	1.0	36	22.0	2.4
____________________
(1) Eight and fifteen wells were drilled under our previous drilling participation agreement in the NW STACK during the years ended December 31, 2019 and 2018. Under this agreement, we receive a 20% net working interest after funding 10% of the drilling and completion costs related to the subject wells. The last well under this agreement was completed in the second quarter of 2019.
(2) Includes wells with a rig release date during the years ended December 31, 2019 or 2018, respectively.

The chart below shows production by product for the years ended December 31, 2019 and 2018, and 2017:

Total Production (MBoe)
17,500
15,000
12,500
10,000
7,500
5,000
2,500
0
11,956
5,527
2,910
3,519
12,335
6,029
2,829
3,477
14,906
7,373
3,376
4,157
2019
2018
2017
Natural Gas
NGL
Oil

Total production for 2019 was comprised of approximately 29.4% oil, 46.2% natural gas and 24.4% NGLs compared to 28.2% oil, 48.9% natural gas and 22.9% NGLs in 2018.

Recent Events

•On December 12, 2019, the Board appointed John P. Suter as Interim President and Chief Executive Officer in addition to his current role as Chief Operating Officer. Mr. Suter succeeds Mr. Paul D. McKinney, who resigned from his position as President and Chief Executive Officer and as a director of the Company.

•On February 4, 2020, the Company issued Workers Adjustment and Retraining Notification (WARN) Act notices to approximately 63 of its 120 Oklahoma City based employees as a result of its workforce reduction at its corporate headquarters.

Outlook

As discussed in “Business— Our Business Strategy” in Item 1 of this report, we will focus on maximizing free cash flow in 2020 through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation, which includes limiting our drilling capital to locations we believe will provide high rates of return in the currently depressed commodity price environment. As a result, we have reduced our planned capital expenditures for 2020 to between $25.0 million and $30.0 million. Given this expected level of capital expenditures, our oil, natural gas and NGL production will likely decline in 2020. We will be prepared to expand our capital program if commodity prices increase sufficiently. We will also continue our pursuit of acquisitions and business combinations which provide high margin properties with attractive returns at current commodity prices.

Consolidated Results of Operations

The majority of our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGLs. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGLs we produce, and our ability to find and economically develop and produce our reserves. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average annual NYMEX prices for oil and natural gas for recent years are presented in the table below:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Oil (per Bbl)	$57.04	$64.90	$50.85	$43.47	$48.75
Natural gas (per Mcf)	$2.53	$3.07	$3.02	$2.55	$2.62

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

Acquisitions and Divestitures of Oil and Gas Properties

Nonmonetary transaction. During the three-month period ended September 30, 2019, the Company transferred its interest in certain proved oil and natural gas properties located in Comanche, Harper and Sumner counties in Kansas along with associated electrical infrastructure and an insignificant amount of accounts receivable with an aggregate estimated fair value of $5.4 million, for an interest in certain other proved oil and natural gas properties located in Comanche, Harper and Barber counties in Kansas. The fair value of the non-oil and gas assets given in the transaction approximated their carrying value, therefore no gain or loss was recognized on the transfer.

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

Oil, Natural Gas and NGL Production and Pricing

The table below presents production and pricing information for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
	2019	2018	2017
Production data (in thousands)
Oil (MBbls)	3,519	3,477	4,157
NGL (MBbls)	2,910	2,829	3,376
Natural gas (MMcf)	33,164	36,175	44,237
Total volumes (MBoe)	11,956	12,335	14,906
Average daily total volumes (MBoe/d)	32.8	33.8	40.8
Average prices—as reported(1)
Oil (per Bbl)	$52.96	$61.73	$48.72
NGL (per Bbl)	$12.23	$23.72	$18.16
Natural gas (per Mcf)	$1.33	$1.85	$2.09
Total (per Boe)	$22.26	$28.27	$23.90
Average prices—including impact of derivative contract settlements(2)
Oil (per Bbl)	$53.30	$51.35	$49.75
NGL (per Bbl)	$12.23	$23.72	$18.16
Natural gas (per Mcf)	$1.48	$1.89	$2.15
Total (per Boe)	$22.78	$25.47	$24.38
____________________
(1)Prices represent actual average prices for the periods presented and do not include the impact of derivative transactions.
(2)Excludes early settlements of commodity derivative contracts prior to their contractual maturity, if any.

For a discussion of reserves, PV-10 and reconciliation to Standardized Measure, see “Business— Primary Operations—Proved Reserves” in Item 1 of this report.

The table below presents production by area of operation for the years ended December 31, 2019, 2018 and 2017, and illustrates the impact of (i) natural declines in existing producing wells in the Mid-Continent, (ii) the Permian Divestiture in November 2018 and drilling no new wells in the Permian and other regions during 2019, 2018 and 2017, and (ii) continued development of the North Park Basin properties, which were acquired in December 2015 and the NW STACK, which was acquired in February 2017.

	Year Ended December 31,
	2019		2018		2017
	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production
Mississippian Lime	9,403	78.6%	10,003	81.1%	12,838	86.2%
NW STACK	1,020	8.6%	925	7.5%	882	5.9%
North Park Basin	1,533	12.8%	1,034	8.4%	673	4.5%
Permian Basin	—	—%	373	3.0%	513	3.4%
Total	11,956	100.0%	12,335	100.0%	14,906	100.0%

Revenues

Consolidated revenues for the years ended December 31, 2019, 2018, and 2017 are presented in the table below (in thousands).

	Year Ended December 31,
	2019	2018	2017
Revenues
Oil	$186,360	$214,651	$202,539
NGL	35,598	67,111	61,322
Natural gas	44,146	66,964	92,349
Other	741	669	1,089
Total revenues	$266,845	$349,395	$357,299

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the years ended December 31, 2019 and 2018 are shown in the table below (in thousands):

2017 oil, natural gas and NGL revenues	$356,210
Change due to production volumes in 2018	(59,897)
Change due to average prices in 2018	52,413
2018 oil, natural gas and NGL revenues	348,726
Change due to production volumes in 2019	(1,059)
Change due to average prices in 2019	(81,563)
2019 oil, natural gas and NGL revenues	$266,104

Oil, natural gas and NGL revenues decreased by a combined $82.6 million, or 23.7% for the year ended December 31, 2019, compared to 2018 due largely to a decrease in average prices received for our oil, natural gas, and NGL production in 2019, and a 0.4 MMBoe decrease in total production, primarily resulting from natural declines in existing producing wells and as a result of selling our Permian properties in the fourth quarter of 2018. Partially offsetting these production declines were 10 wells drilled and brought to production within North Park and 11 wells brought to production in the NW STACK areas during 2019. Additionally, in the fourth quarter of 2018 we acquired working interests in certain oil and natural gas properties in the Mississippian Lime and NW STACK areas of Oklahoma and Kansas.

Operating Expenses

Operating expenses for the years ended December 31, 2019, 2018, and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Lease operating expenses	$90,938	$87,786	$99,052
Production, ad valorem, and other taxes	19,394	25,434	18,211
Depreciation and depletion—oil and natural gas	146,874	127,281	118,035
Depreciation and amortization—other	11,684	11,982	13,852
Total operating expenses	$268,890	$252,483	249,150

Lease operating expenses ($/Boe)	$7.61	$7.12	$6.65
Production, ad valorem, and other taxes ($/Boe)	$1.62	$2.06	$1.22
Depreciation and amortization—oil and natural gas ($/Boe)	$12.28	$10.32	$7.92
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	7.3%	7.3%	5.1%

Lease operating expenses for 2019 increased $3.2 million, or $0.49/Boe from 2018. This increase is primarily due to (i) an increase in workover expense in 2019 compared to 2018 largely resulting from artificial lift repairs in the Mid-Continent, and (ii) bringing on several multi-well pads in the North Park Basin during 2019 which resulted in additional expenditures for trucking produced water to disposal wells in 2019.

Production, ad valorem, and other taxes as a percentage of oil, natural gas, and NGL revenue remained consistent in 2019 compared to 2018.

Depreciation and depletion for oil and natural gas properties increased by $19.6 million for the year ended December 31, 2019 compared to 2018 due to an increase in the average depreciation and depletion rate to $12.28 per Boe in 2019 compared to an average rate of $10.32 in 2018. This rate increase is primarily due to a decrease in the trailing twelve-month weighted average SEC prices for oil and natural gas during 2019, which resulted in a decrease in reserve volumes. The rate increase is also a result of development activities in 2019 taking place in areas where our finding and development costs are higher than those included in historical depreciation and depletion rates.

Impairment

Impairment expense for the years ended December 31, 2019, 2018, and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Impairment
Full cost pool ceiling limitation	$409,574	$—	$—
Drilling assets	—	22	4,019
Midstream assets	—	4,148	—
Total impairment	$409,574	$4,170	$4,019

Full cost pool impairment. Impairment for the year ended December 31, 2019 largely resulted from a decrease in the trailing twelve-month weighted average SEC prices for oil and natural gas in 2019, lower NGL prices, increases in expected operating expenses, and a decrease in PUDs due to a decrease in year-end SEC commodity pricing.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC prices as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at December 31, 2019 were $55.69 per barrel of oil and $2.58 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended February 1, 2020, as well as the short-term pricing outlook for the remainder of the first quarter 2020, we anticipate the SEC prices utilized in the March 31, 2020 full cost ceiling test may be $56.71 per barrel of oil and $2.32 per Mcf of natural gas, (the "estimated first quarter prices"). Applying these estimated first quarter prices, and holding all other inputs constant to those used in the calculation of our December 31, 2019 ceiling test, an additional full cost ceiling limitation impairment is not indicated for the first quarter of 2020.

However, a full cost ceiling limitation impairment may still be realized in the first quarter of 2020 and in subsequent quarters based on the outcome of numerous other factors such as additional declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves. Any such ceiling test impairments in 2020 could be material to our net earnings.

Midstream asset impairment. Impairment recorded on midstream assets in 2018 primarily reflects the write-down of midstream generator assets classified as held for sale to estimated net realizable value.

Non-Operating Expenses

Non-operating expenses for the years ended December 31, 2019, 2018, and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
General and administrative	$32,058	$40,619	75,133
Accelerated vesting of employment compensation	—	6,545	—
Proxy contest	—	7,139	—
Terminated merger costs	—	—	8,162
Employee termination benefits	4,792	32,657	4,815
(Gain) loss on derivative contracts	(1,094)	17,155	(24,090)
Other operating (income) expense	(608)	(998)	479
Total non-operating expenses	$35,148	103,117	64,499

General and administrative expenses decreased $8.6 million, or 21.1%, for the year ended December 31, 2019 compared to 2018 due primarily to a $7.5 million decrease in compensation-related costs largely resulting from a reduction in force during the second quarter of 2019 and additional declines in headcount throughout 2019. The remainder of the decrease is substantially related to reductions in other corporate office and technology expenses.
Employee termination benefits for the year ended December 31, 2019, include cash and share-based severance costs incurred related to (i) a reduction in force in the second quarter of 2019 and (ii) severance costs associated with the departure of our former Executive Vice President, General Counsel and Corporate Secretary, Phil Warman, and former CEO, Paul McKinney.

Employee termination benefits for the year ended December 31, 2018, include cash and share-based severance costs incurred primarily as a result of (i) the reduction in force in the first quarter of 2018 and (ii) severance costs associated with the departure of our former CEO, James Bennett, former CFO, Julian Bott, and other senior officers.

See "Note 20 - Employee Termination Benefits" to the consolidated financial statements in Item 8 of this report for additional information.

We recorded net (gain) loss on commodity derivative contracts of $(1.1) million and $17.2 million for the years ended December 31, 2019, and 2018, respectively, as reflected in the accompanying consolidated statements of operations, which includes net cash (receipts) payments upon settlement of $(6.3) million and $35.3 million, respectively.

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

Accelerated vesting of employment compensation costs incurred during the year ended December 31, 2018 include compensation costs recognized for the accelerated vesting of certain share and incentive-based awards granted to our employees and directors related to the change in the composition of the Board resulting from the 2018 annual meeting as discussed in "Note 19 - Proxy Contest" to the consolidated financial statements in Item 8 of this report.

Proxy contest costs for the year ended December 31, 2018 include legal, consulting and advisory fees incurred in the proxy contest which were initiated in response to shareholder actions in 2018. See "Note 19 - Proxy Contest" to the consolidated financial statements in Item 8 of this report for additional discussion of this matter.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2019, 2018, and 2017 is reflected in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Other (expense) income
Interest expense, net	$(2,974)	$(2,787)	$(3,868)
Gain on extinguishment of debt	—	1,151	—
Other income, net	436	2,865	2,550
Total other (expense) income	$(2,538)	1,229	$(1,318)

Interest expense for the years ended December 31, 2019, 2018, and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest expense
Interest expense on debt	$3,658	$2,747	$4,786
Interest expense on right of use assets	160	—	—
Write off of debt issuance costs	142	—	—
Amortization of debt issuance costs, premium and discounts	558	423	100
Capitalized interest	(1,453)	(22)	—
Total	3,065	3,148	4,886
Less: interest income	(91)	(361)	(1,018)
Total interest expense, net	$2,974	$2,787	$3,868

Interest expense incurred during the year ended December 31, 2019 is primarily comprised of interest and fees paid on the credit facility. Interest expense incurred during the year ended December 31, 2018 is primarily comprised of interest recorded on the Building Note and commitment fees on the undrawn portion of the credit facility.

Gain on extinguishment of debt was recognized for the year ended December 31, 2018 as a result of writing off the unamortized premium in conjunction with the repayment of the Building Note during the first quarter of 2018.

See “Note 11 - Long-Term Debt” to the consolidated financial statements in Item 8 of this report for additional discussion of our long-term debt transactions.

Liquidity and Capital Resources

At December 31, 2019, our cash and cash equivalents, excluding restricted cash, were $4.3 million. Additionally, we had $57.5 million outstanding under our $225.0 million credit facility which matures on April 1, 2021, and $2.9 million in outstanding letters of credit, which reduce the amount available under the credit facility. As of February 21, 2020, the Company had approximately $2.7 million in cash and cash equivalents, excluding restricted cash, $48.5 million outstanding under our credit facility, and $2.9 million in outstanding letters of credit.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2020 include cash flow from operations, cash on hand and amounts available under our credit facility, as discussed in “—Credit Facility” below.

Our working capital deficit decreased to $49.8 million at December 31, 2019, compared to $63.9 million at December 31, 2018, largely due to a reduction in accounts payable and accrued expenses outstanding on those dates, which is primarily due to a decline in drilling and completions activity in the fourth quarter of 2019 compared to 2018. This reduction was partially offset by fluctuations in the timing and amount of payments and borrowings on our revolving credit facility and in the levels of accounts receivable largely due to the decline in oil, natural gas and NGL revenues in 2019 compared to 2018.

We intend to spend between $25.0 million and $30.0 million in our 2020 capital budget plan, excluding any expenditures for acquisitions. We intend to fund capital expenditures and other commitments for the next 12 months using cash flows from our operations, borrowings under our credit facility and cash on hand. We intend to reduce our capital spending below our projected cash flows from operations for the year, subject to changing industry conditions or events.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2015 through December 2019, the NYMEX settled price for oil fluctuated between a high of $76.41 per Bbl and a low of $26.21 per Bbl, and the month-end NYMEX settled price for gas fluctuated between a high of $4.72 per MMBtu and a low of $1.71 per MMBtu.

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

Cash flows for the years ended December 31, 2019, 2018, and 2017 are presented in the following table and discussed below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash flows provided by operating activities	$121,324	$145,514	$181,179
Cash flows used in investing activities	(189,849)	(183,453)	(245,724)
Cash flows (used in) provided by financing activities	54,848	(43,724)	(8,218)
Net (decrease) increase in cash and cash equivalents	$(13,677)	$(81,663)	$(72,763)

Cash Flows from Operating Activities

The $24.2 million decrease in operating cash flows for the year ended December 31, 2019 compared to 2018, is primarily due to (i) the decline in oil, natural gas and NGL revenues, and (ii) a decrease in accounts payable and accrued expenses outstanding resulting from a reduction in drilling and completions activity in the fourth quarter of 2019 compared to the fourth quarter of 2018. These decreases in cash flow were partially offset by (i) receiving cash on the settlement of derivatives in 2019 compared to paying cash in 2018 (ii) a reduction in cash paid for employee termination benefits, (iii) a reduction in 2019 payroll, benefits and other headcount driven costs resulting from reductions in force during 2018 and 2019, and (iv) a reduction in production, ad valorem and other taxes largely resulting from declining production levels. Additionally, in 2018 we incurred costs related to the proxy contest, which were non-recurring in 2019.

See “—Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses, and see “Note 20 - Employee Termination Benefits” to the accompanying consolidated financial statements included in Item 8 of this report for additional detail on cash paid for employee termination benefits.

Cash Flows from Investing Activities

During the year ended December 31, 2019, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities.

During the year ended December 31, 2018, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities and cash paid for the acquisition of interests in certain Mid-Continent properties. These expenditures were partially offset by cash proceeds received for the Permian Divestiture and other non-core asset divestitures in 2018.

Capital Expenditures.

Our capital expenditures for the years ended December 31, 2019, 2018, and 2017, are summarized below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Capital Expenditures
Drilling and completion	$157,999	$158,695	$194,388
Leasehold and geophysical	3,790	11,680	51,645
Other - operating	—	419	854
Other - corporate	245	392	1,358
Capital expenditures, excluding acquisitions (on an accrual basis)	162,034	171,186	248,245
Acquisitions(1)	(236)	24,764	48,312
Current year total capital expenditures, including acquisitions	161,798	195,950	296,557
Change in capital accruals(2)	29,644	15,861	(28,999)
Total cash paid for capital expenditures	$191,442	$211,811	$267,558
____________________
(1)Excludes $5.4 million for the year ended December 31, 2019 related to a nonmonetary transaction.
(2)Reflects cash paid during the period presented for expenditures related to the prior year's capital program.

Capital expenditures, excluding acquisitions, for exploration and development activities decreased for the year ended December 31, 2019 compared to 2018, which is in line with the planned decrease in drilling and completion activity and related costs as reflected in our lower capital expenditures budget in 2019. Due to continued depressed market prices for oil, natural gas and NGL prices, we have again reduced our expected capital expenditures budget and drilling plan for 2020 in order to focus on generating free cash flow in future periods.

Cash Flows from Financing Activities

Our financing activities provided $54.8 million of cash for the year ended December 31, 2019, which consisted primarily of proceeds from borrowings from our credit facility during each period.

Our financing activities used $43.7 million of cash for the year ended December 31, 2018, which consisted primarily of repaying the Building Note and cash paid for employee tax obligations in connection with the withholding of common shares upon vesting of employee share-based compensation awards.

Indebtedness

Credit Facility

We have approximately $164.6 million of available borrowing capacity under our credit facility at December 31, 2019. The borrowing base under the credit facility is $225.0 million, which was reduced from $300.0 million during the borrowing base redetermination completed in November 2019. The level of our credit facility's borrowing base is determined by our lenders in their sole discretion, and is largely based on the estimated value of our oil and natural gas properties in the Company's most recently delivered reserve report. This reserve report takes into account the prevailing oil, natural gas, NGL prices at that time. If future commodity prices are consistent or lower than those experienced in 2019, planned reductions in our 2020 drilling and completions capital budget may lead to a decrease in our future reserve base as we will continue to deplete our reserves with production from existing wells without adding significant additional reserves through capital development. This may result in additional reductions in our borrowing capacity in future periods.

The credit facility has two significant covenants which require us to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. We were in compliance with all applicable financial covenants under the credit facility as of December 31, 2019.

See “Note 11 - Long-Term Debt” to the accompanying consolidated financial statements included in Item 8 of this report for additional discussion of the Company’s debt during 2019 and 2018.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2019, our contractual obligations included asset retirement obligations, operating leases, and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds.

As of December 31, 2019, we had future contractual payment commitments under various agreements, which are summarized below. The operating leases are not recorded in the accompanying consolidated balance sheets.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Asset retirement obligations(1)	75,016	22,119	13,773	2,636	36,488
Long-term debt obligations (2)	57,500	—	57,500	—	—
Leases and other(3)	5,124	2,074	2,014	399	637
Total	$137,640	$24,193	$73,287	$3,035	$37,125
____________________
(1)Asset retirement obligations are based on estimates and assumptions that affect the reported amounts as of December 31, 2019. These estimates and assumptions can be inherently unpredictable and may differ from actual results given the uncertainty of when we may be required to plug and abandon a well or retire an asset. As a result, we do not expect to incur all of the estimated costs for the current asset retirement obligation shown above in the next twelve months, and have budgeted $4.5 million for actual expected plugging and abandonment costs in 2020.
(2)Includes debt principal amounts and assumes debt principal amounts will be outstanding until their last contractual maturity.
(3)Includes trustee fees for SandRidge Mississippian Trust II, which announced on January 23, 2020, that it will be required to dissolve and commence winding up in the first quarter of 2020. As a result, certain trustee fees included in the table above may not be incurred in future years.

Valuation Allowance

Upon emergence from bankruptcy and the application of fresh start accounting, our tax basis in property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had significant U.S. federal net operating losses remaining after the attribute reduction caused by the restructuring transactions. As such, the Successor Company had significant deferred tax assets to consume upon emergence. We considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be realized and established a valuation allowance against our net deferred tax asset upon emergence and maintained the valuation allowance for the subsequent periods through September 30, 2019.

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

In determining whether to maintain the valuation allowance at December 31, 2019, we concluded that the objectively verifiable negative evidence of the presumption of cumulative negative earnings upon emergence and actual cumulative negative earnings for the Successor Company period ending December 31, 2019, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, we have not changed our judgment regarding the need for a full valuation allowance against our net deferred tax asset for the period ending December 31, 2019.

See “Note 14 - Income Taxes” to the accompanying consolidated financial statements for additional discussion of income tax related matters.

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

Proved Reserves. Approximately 93.2% of the Company’s reserves were estimated by independent petroleum engineers for the year ended December 31, 2019. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data. The accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. For the years ended December 31, 2019, 2018 and 2017, the Company revised its proved reserves from prior years’ reports by approximately (58.5) MMBoe, (33.2) MMBoe and 10.9 MMBoe, respectively, due to decreases in SEC prices used to value reserves at the end of the applicable period, production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries. Estimates of proved reserves are key components of the Company’s financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation, depletion and impairment expenses.

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

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties and electrical infrastructure costs, net of accumulated depreciation, depletion and impairment, less related deferred income taxes, may not exceed an amount equal to the ceiling limitation. The Company calculates its full cost ceiling limitation using SEC prices adjusted for basis or location differentials, held constant over the life of the reserves. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down cannot be reversed at a later date. The Company recorded full cost ceiling impairment of $409.6 million for the year ended December 31, 2019. No full cost ceiling impairment was recorded for the years ended December 31, 2018 and 2017. See “—Consolidated Results of Operations” for additional discussion of full cost ceiling impairments.

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

Property, Plant and Equipment, Net. Other capitalized costs including other property and equipment, such as electrical infrastructure assets and buildings, are carried at cost or the amortized fair value established on the Emergence Date. Renewals and improvements are capitalized while repairs and maintenance are expensed. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 39 years for buildings and 1 to 27 years for the electrical infrastructure assets and other equipment. When property and equipment components are disposed of, the cost and the related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. The carrying value of property and equipment, other than the electrical infrastructure assets, is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable. Assets are considered to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset or asset group including disposal value, if any, is less than the carrying amount of the asset or asset group. If an asset or asset group is determined to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. The Company may also determine fair value by using the present value of estimated future cash inflows and/or outflows, or third-party offers or prices of comparable assets with consideration of current market conditions to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Changes in such estimates could cause the Company to reduce the carrying value of property and equipment.

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

Revenue Recognition. Sales of oil, natural gas and NGLs are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck, net of royalties, discounts and allowances, as applicable. The Company deducts transportation costs from oil, natural gas and NGL revenues. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are included in production, ad valorem and other taxes in the consolidated statements of operations. See "Note 16—Revenues" to the Company's consolidated financial statements in Item 8 of this report for further information on the Company's accounting policies related to revenues.

Income Taxes. Deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. As of December 31, 2019, the Company had a full valuation allowance against its net deferred tax asset. The valuation allowance serves to reduce the tax benefits recognized from the net deferred tax asset to an amount that is more likely than not to be realized based on the weight of all available evidence.

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

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At December 31, 2019, our commodity derivative contracts consisted of oil fixed price swaps under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

Our oil fixed price swap transactions are settled based upon the last day settlement of the first nearby month futures contract of the contract period and are settled in the production month.

At December 31, 2019, our open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
January 2020 - March 2020	273	$61.05

In addition to the contracts outstanding at December 31, 2019 shown above, in January 2020, we executed oil swap contracts with two counterparties covering 182 MBbls of second quarter 2020 oil sales at a weighted average strike price of $60.00/Bbl.

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

The following table summarizes derivative activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
(Gain) loss on commodity derivative contracts	$(1,094)	$17,155	$(24,090)
Cash (received) paid on settlements	$(6,266)	$35,325	$(7,260)

See “Note 6—Derivatives” to the consolidated financial statements in Item 8 of this report for additional information regarding our commodity derivatives.

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender under the credit facility can be offset against amounts owed, if any, to such counterparty. As of December 31, 2019, the counterparties to our open commodity derivative contracts consisted of three financial institutions, all of which are also lenders under the credit facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on this instrument is periodically redetermined based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had $57.5 million in outstanding variable rate debt as of December 31, 2019.

Item 8.  Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP an independent registered public accounting firm, as stated in its report which appears herein.

/s/ JOHN P. SUTER	/s/ MICHAEL A. JOHNSON
John P. Suter Chief Operating Officer and Interim President and Chief Executive Officer	Michael A. Johnson Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SandRidge Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SandRidge Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Houston, Texas
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SandRidge Energy, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statement of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Houston, Texas
February 27, 2020

We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of SandRidge Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma
March 5, 2019

We served as the Company's auditor from 2005 to 2019.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2019	2018
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,275	$17,660
Restricted cash - other	1,693	1,985
Accounts receivable, net	28,644	45,503
Derivative contracts	114	5,286
Prepaid expenses	3,342	2,628
Other current assets	538	265
Total current assets	38,606	73,327
Oil and natural gas properties, using full cost method of accounting
Proved	1,484,359	1,269,091
Unproved	24,603	60,152
Less: accumulated depreciation, depletion and impairment	(1,129,622)	(580,132)
	379,340	749,111
Other property, plant and equipment, net	188,603	200,838
Other assets	1,140	1,062
Total assets	$607,689	$1,024,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$64,937	$111,797
Asset retirement obligations	22,119	25,393
Other current liabilities	1,367	—
Total current liabilities	88,423	137,190
Long-term debt	57,500	—
Asset retirement obligations	52,897	34,671
Other long-term obligations	6,417	4,756
Total liabilities	205,237	176,617
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,772 issued and outstanding at December 31, 2019 and 35,687 issued and outstanding at December 31, 2018	36	36
Warrants	88,520	88,516
Additional paid-in capital	1,059,253	1,055,164
Accumulated deficit	(745,357)	(295,995)
Total stockholders’ equity	402,452	847,721
Total liabilities and stockholders’ equity	$607,689	$1,024,338

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$266,104	$348,726	$356,210
Other	741	669	1,089
Total revenues	266,845	349,395	357,299
Expenses
Lease operating expenses	90,938	87,786	99,052
Production, ad valorem, and other taxes	19,394	25,434	18,211
Depreciation and depletion—oil and natural gas	146,874	127,281	118,035
Depreciation and amortization—other	11,684	11,982	13,852
Impairment	409,574	4,170	4,019
General and administrative	32,058	40,619	75,133
Accelerated vesting of employment compensation	—	6,545	—
Proxy contest	—	7,139	—
Terminated merger costs	—	—	8,162
Employee termination benefits	4,792	32,657	4,815
(Gain) loss on derivative contracts	(1,094)	17,155	(24,090)
Other operating (income) expense	(608)	(998)	479
Total expenses	713,612	359,770	317,668
(Loss) income from operations	(446,767)	(10,375)	39,631
Other (expense) income
Interest expense, net	(2,974)	(2,787)	(3,868)
Gain on extinguishment of debt	—	1,151	—
Other income, net	436	2,865	2,550
Total other (expense) income	(2,538)	1,229	(1,318)
(Loss) income before income taxes	(449,305)	(9,146)	38,313
Income tax benefit	—	(71)	(8,749)
Net (loss) income	$(449,305)	$(9,075)	$47,062
(Loss) earnings per share
Basic	$(12.68)	$(0.26)	$1.45
Diluted	$(12.68)	$(0.26)	$1.44
Weighted average number of common shares outstanding
Basic	35,427	35,057	32,442
Diluted	35,427	35,057	32,663

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2016	19,635	$20	6,442	$88,381	$758,498	$(333,982)	$512,917
Issuance of stock awards, net of cancellations	1,583	2	—	—	(2)	—	—
Common stock issued for debt	14,328	14	—	—	268,765	—	268,779
Common stock issued for general unsecured claims	104	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,912	—	17,912
Issuance of warrants for general unsecured claims	—	—	128	119	(119)	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(6,730)	—	(6,730)
Net income	—	—	—	—	—	47,062	47,062
Balance at December 31, 2017	35,650	36	6,570	88,500	1,038,324	(286,920)	839,940
Issuance of stock awards, net of cancellations	9	—	—	—	—	—	—
Common stock issued for general unsecured claims	28	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	24,276	—	24,276
Issuance of warrants for general unsecured claims	—	—	34	16	(16)	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(7,420)	—	(7,420)
Net loss	—	—	—	—	—	(9,075)	(9,075)
Balance at December 31, 2018	35,687	36	6,604	88,516	1,055,164	(295,995)	847,721
Issuance of stock awards, net of cancellations	40	—	—	—	—	—	—
Common stock issued for general unsecured claims	45	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,460	—	4,460
Issuance of warrants for general unsecured claims	—	—	55	4	(4)	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(367)	—	(367)
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(449,305)	(449,305)
Balance at December 31, 2019	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(449,305)	$(9,075)	$47,062
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for doubtful accounts	16	(462)	406
Depreciation, depletion and amortization	158,558	139,263	131,887
Impairment	409,574	4,170	4,019
Debt issuance costs amortization	558	470	430
Amortization of discount, net of premium, on debt	—	(47)	(330)
Gain on extinguishment of debt	—	(1,151)	—
Write off of debt issuance costs	142	—	—
(Gain) loss on derivative contracts	(1,094)	17,155	(24,090)
Cash received (paid) on settlement of derivative contracts	6,266	(35,325)	7,260
Stock-based compensation	4,254	23,377	15,750
Other	(187)	(1,571)	344
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	15,829	16,560	115
Prepaid expenses	(714)	2,620	127
Other current assets	(301)	170	191
Other assets and liabilities, net	(610)	(1,754)	4,186
Accounts payable and accrued expenses	(17,217)	(4,257)	(2,199)
Asset retirement obligations	(4,445)	(4,629)	(3,979)
Net cash provided by operating activities	121,324	145,514	181,179
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(191,678)	(187,047)	(219,246)
Acquisitions of assets	236	(24,764)	(48,312)
Proceeds from sale of assets	1,593	28,358	21,834
Net cash used in investing activities	(189,849)	(183,453)	(245,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	211,096	10,000	—
Repayments of borrowings	(153,596)	(46,304)	—
Debt issuance costs	(911)	—	(1,488)
Reduction of financing lease liability	(1,374)	—	—
Cash paid for tax withholdings on vested stock awards	(367)	(7,420)	(6,730)
Net cash provided by (used in) financing activities	54,848	(43,724)	(8,218)
NET DECREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(13,677)	(81,663)	(72,763)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	19,645	101,308	174,071
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of year	$5,968	$19,645	$101,308
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and NGL reserves; impairment tests of long-lived assets; the carrying value of unproved oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; determinations of significant alterations to the full cost pool and related estimates of fair value used to allocate the full cost pool net book value to divested properties, as necessary; valuation allowances for deferred tax assets; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. Although management believes these estimates are reasonable, actual results could differ significantly from those estimates.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

The Company recognizes its derivative instruments as either assets or liabilities at fair value with changes in fair value recognized in earnings unless designated as a hedging instrument. The Company has elected not to designate price risk management activities as accounting hedges under applicable accounting guidance. The Company nets derivative assets and liabilities whenever it has a legally enforceable master netting agreement with the counterparty to a derivative contract. The related cash flow impact of the Company’s derivative activities are reflected as cash flows from operating activities unless the derivative contract contains a significant financing element, in which case, cash settlements are classified as cash flows from financing activities in the consolidated statements of cash flows. See Note 6 for further discussion of the Company’s derivatives.

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of unproved properties and internal costs directly related to the Company’s acquisition, exploration and development activities and capitalized interest. The Company capitalized gross internal costs of $5.7 million, $8.8 million and $14.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

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

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties and electrical infrastructure assets, net of accumulated depreciation, depletion and impairment, less related deferred income taxes may not exceed the ceiling limitation. A ceiling limitation calculation is performed at the end of each quarter. If the ceiling limitation is exceeded, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ equity and typically results in lower depreciation and depletion expense in future periods. Once incurred, a write-down cannot be reversed at a later date.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Realization of the carrying value of property and equipment, other than electrical infrastructure assets, is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. Assets are considered to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset or asset group including disposal value is less than the carrying amount of the asset or asset group. Impairment is measured as the excess of the carrying amount of the impaired asset or asset group over its fair value. See Note 9 for further discussion of impairments.

Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. During the year ended December 31, 2019 the Company capitalized interest of approximately $1.5 million on unproved properties that were not currently being depreciated or depleted and on which exploration activities were in progress. During the year ended December 31, 2018, the Company capitalized an insignificant amount of interest costs and did not capitalize any interest costs in the year ended December 31, 2017, as capital expenditures were largely funded through sources other than debt during these periods.

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

Asset Retirement Obligations. The Company owns oil and natural gas assets that require expenditures to plug, abandon and remediate associated property at the end of their productive lives, in accordance with applicable federal and state laws. Liabilities for these asset retirement obligations are recorded at the estimated present value at the time the wells are drilled or acquired, with the offsetting increase to property cost. These property costs are depreciated on a unit-of-production basis within the full cost pool. The liability accretes each period until it is settled or the asset is sold and the liability is removed. Both the accretion and the depreciation are included in the consolidated statements of operations. The Company determines its asset retirement obligations by calculating the present value of estimated expenses related to the liability. Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. Inherent in the present value calculation are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. See Note 12 for further discussion of the Company’s asset retirement obligations.

Revenue Recognition and Natural Gas Balancing. Sales of oil, natural gas and NGLs are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck, net of royalties, discounts and allowances, as applicable. Additionally, the Company deducts transportation costs from oil, natural gas and NGL revenues. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are included in production, ad valorem and other taxes in the consolidated statements of operations. See Note 16 for further information on the Company's accounting policies related to revenues.

The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has recorded a liability for natural gas imbalance positions of $1.6 million and $1.7 million at December 31, 2019 and 2018, respectively. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheets.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Earnings per Share. Basic earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities consist of unvested restricted stock awards, performance share units, warrants, and stock options using the treasury method.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	Sales	% of Revenue
December 31, 2019
Targa Pipeline Mid-Continent West OK LLC	$85,780	32.1%
Sinclair Crude Company	$74,810	28.0%
Plains Marketing, L.P.	$69,214	25.9%

December 31, 2018
Targa Pipeline Mid-Continent West OK LLC	$126,548	36.2%
Plains Marketing, L.P.	$102,182	29.2%
Sinclair Crude Company	$62,623	17.9%

December 31, 2017
Targa Pipeline Mid-Continent West OK LLC	$144,583	40.5%
Plains Marketing, L.P.	$117,927	33.0%

Recent Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” and subsequently issued other associated ASU's related to Topic 842 which supersede Accounting Standards Codification ("ASC") 840 and require lessees to recognize right of use ("ROU") lease assets and liabilities on the balance sheet for long-term leases formerly classified as operating leases under ASC 840, and to disclose key information about leasing arrangements. The Company adopted this ASU on January 1, 2019 using a modified retrospective approach for all ROU leases that existed at the period of adoption and did not restate its comparative periods. See Note 7 for additional discussion of the new leasing standard.

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” and subsequently issued other associated ASU's related to Topic 326, which change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for the interim and annual periods beginning after December 31, 2018, and will be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Company does not plan to early adopt and is currently evaluating the effect the guidance will have on its consolidated financial statements; however, the impact is not expected to be material.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies various aspects of accounting for income taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax laws, and year-to-date loss limitation in interim-period tax accounting. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

2. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(2,157)	$(4,045)	$(2,438)
Cash received for income taxes	$—	$4,381	$4,348

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$4,592	$34,235	$50,096
Right-of-use assets obtained in exchange for financing lease obligations	$3,347	$—	$—
Carrying value of properties exchanged	$5,384	$—	$—
Equity issued for debt	$—	$—	$(268,779)

3. Acquisitions and Divestitures of Oil and Gas Properties

2019 Acquisitions and Divestitures

Nonmonetary transaction. During the third quarter of 2019, the Company transferred its interest in certain proved oil and natural gas properties located in Comanche, Harper and Sumner counties in Kansas along with associated electrical infrastructure and an insignificant amount of accounts receivable with an aggregate estimated fair value of $5.4 million, for an interest in certain other proved oil and natural gas properties located in Comanche, Harper and Barber counties in Kansas. The fair value of the assets given in the transaction approximated their carrying value, therefore no gain or loss was recognized on the transfer.
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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

4. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses and other current liabilities and other long-term obligations included in the consolidated balance sheets approximated fair value at December 31, 2019, and December 31, 2018. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment classified as assets held for sale and related impairments and nonmonetary transactions, which are calculated using Level 3 inputs, are discussed in Note 8 and Note 9.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company's financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 2 of the hierarchy as of December 31, 2019 and 2018, as described below.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2019

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$114	$—	$—	$114
	$—	$114	$—	$—	$114

December 31, 2018

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$5,286	$—	$—	$5,286
	$—	$5,286	$—	$—	$5,286
____________________
(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

Transfers. During the years ended December 31, 2019, 2018 and 2017, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Non-Financial Assets and Liabilities

See Note 9 for discussion of the Company’s impairment valuations.

5. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2019	2018
Oil, natural gas and NGL sales	$22,281	$31,780
Joint interest billing	5,165	13,083
Other	2,315	1,935
Total accounts receivable	29,761	46,798
Less: allowance for doubtful accounts	(1,117)	(1,295)
Total accounts receivable, net	$28,644	$45,503

The following table presents the balance and activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$1,295	$1,274	$880
Additions charged to costs and expenses	6	758	397
Deductions(1)	(184)	(737)	(3)
Ending balance	$1,117	$1,295	$1,274
____________________
(1)Deductions represent the write-off of receivables and collections of amounts for which an allowance had previously been established.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

6. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil or natural gas production sales through the use of commodity derivative contracts. The Company has not designated any of its derivative contracts as hedges for accounting purposes. All derivative contracts are recorded at fair value with changes in derivative contract fair values recognized as gain or loss on derivative contracts in the condensed consolidated statements of operations. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Commodity derivative contracts are settled on a monthly basis, and the commodity derivative contract valuations are adjusted to the mark-to-market valuation on a quarterly basis.

The following table summarizes derivative activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
(Gain) loss on commodity derivative contracts	$(1,094)	$17,155	$(24,090)
Cash (received) paid on settlements	$(6,266)	$35,325	$(7,260)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis by commodity type in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of December 31, 2019, the counterparties to the Company’s open commodity derivative contracts consisted of three financial institutions, all of which are also lenders under the Company’s credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s credit facility.

The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the credit facility as of December 31, 2019 and 2018 (in thousands):

December 31, 2019

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$114	$—	$114	$—	$114
Total	$114	$—	$114	$—	$114

December 31, 2018

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$5,286	$—	$5,286	$—	$5,286
Total	$5,286	$—	$5,286	$—	$5,286

At December 31, 2019, the Company’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (Bbl)	Weighted Average Fixed Price
January 2020 - March 2020	273,000	$61.05

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a gross basis without regard to same-counterparty netting (in thousands):

		December 31,	December 31,
Type of Contract	Balance Sheet Classification	2019	2018
Derivative assets
Oil price swaps	Derivative contracts - current	$114	$—
Natural gas price swaps	Derivative contracts - current	$—	$5,286
Total net derivative contracts		$114	$5,286

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts.

7. Leases

As discussed in Note 1, the Company adopted ASU 2016-02, "Leases (Topic 842)" on January 1, 2019 using a modified retrospective approach for all ROU leases that existed at the period of adoption and did not restate its comparative periods.

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

Adoption of this standard resulted in additional ROU lease assets and lease liabilities of approximately $2.3 million and $2.4 million, respectively, as of January 1, 2019, which did not materially impact the Company's consolidated financial statements. The difference between the net lease assets and liabilities was recognized as a cumulative-effect adjustment to the opening balance of retained earnings. Operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying condensed consolidated balance sheet as of December 31, 2019. The Company had no significant capital or operating leases with terms longer than 12 months at December 31, 2018.

The Company had operating and financing leases for vehicles, drilling rigs and equipment outstanding during the year ended December 31, 2019, which were not significant to the consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The components of lease costs recognized for the Company's ROU leases are shown below (in thousands):

Year Ended December 31, 2019
Short-term lease cost (1)	$9,994
Financing lease cost	1,397
Operating lease cost	188
Total lease cost	$11,579
___________________
(1)$4.8 million of short-term lease cost was capitalized as part of oil and natural gas properties during the year ended December 31, 2019. Portions of these costs were reimbursed to the Company by other working interest owners.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Oil and natural gas properties
Proved	$1,484,359	$1,269,091
Unproved	24,603	60,152
Total oil and natural gas properties	1,508,962	1,329,243
Less accumulated depreciation, depletion and impairment	(1,129,622)	(580,132)
Net oil and natural gas properties capitalized costs	379,340	749,111

Land	4,400	4,400
Electrical infrastructure	126,482	131,176
Non-oil and natural gas equipment	12,665	13,458
Buildings and structures	77,148	77,148
Financing Leases	2,109	—
Total	222,804	226,182
Less accumulated depreciation and amortization	(34,201)	(25,344)
Other property, plant and equipment, net	188,603	200,838
Total property, plant and equipment, net	$567,943	$949,949

The average rates used for depreciation and depletion of oil and natural gas properties were $12.28 per Boe in 2019, $10.32 per Boe in 2018 and $7.92 per Boe in 2017.

See Note 9 for discussion of impairment of other property, plant and equipment.

Costs Excluded from Amortization

The following table summarizes the costs, by year incurred, related to unproved properties, which were excluded from oil and natural gas properties subject to amortization at December 31, 2019 (in thousands):

		Year Cost Incurred
	Total	2019	2018	2017	2016 and Prior
Property acquisition	$23,973	$2,653	$2,353	$4,280	$14,687
Exploration	630	10	16	564	40
Total costs incurred	$24,603	$2,663	$2,369	$4,844	$14,727

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

9. Impairment

The Company assesses the need to impair its oil and gas properties during its quarterly full cost pool ceiling limitation calculation. The Company analyzes various property, plant and equipment for impairment when certain triggering events occur by comparing the carrying values of the assets to their estimated fair values. The full cost pool ceiling limitation and estimated fair values of drilling, midstream, and other assets were determined in accordance with the policies discussed in Note 1.

Impairment for the years ended December 31, 2019, 2018 and 2017 consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Full cost pool ceiling limitation(1)	$409,574	$—	$—
Drilling assets(2)	—	22	4,019
Midstream assets(3)	—	4,148	—
	$409,574	$4,170	$4,019
____________________
(1) Impairment recorded in the year ended December 31, 2019 largely resulted from a decrease in the trailing twelve-month weighted average SEC prices for oil and natural gas prices in 2019, lower NGL prices, increases in expected operating expenses, and other less significant inputs. See Note 22 for additional discussion of our oil and gas producing properties.
(2) Impairment recorded in the years ended December 31, 2018 and 2017 reflects the write-down of remaining drilling and oilfield services assets classified as held for sale to net realizable value.
(3) Impairment recorded in 2018 reflects the write down of $5.7 million in midstream generator assets classified as held for sale to their net realizable value of $1.6 million.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accounts payable and other accrued expenses	$29,423	$62,733
Production payable	22,530	28,253
Payroll and benefits	7,021	12,891
Taxes payable	4,988	5,350
Drilling advances	514	2,031
Accrued interest	461	539
Total accounts payable and accrued expenses	$64,937	$111,797

11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2019	2018
Credit facility	$57,500	$—
Total debt	57,500	—
Less: current maturities of long-term debt	—	—
Long-term debt	$57,500	$—

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Credit Facility. On June 21, 2019, the Company amended and restated its existing $600.0 million reserve-based revolving credit facility. The initial borrowing base of the restated credit facility was $300.0 million, which was reduced to $225.0 million during the semi-annual redetermination concluded in November 2019. The next borrowing base redetermination is scheduled for April 2020. The restatement extended the credit facility maturity date to April 1, 2021 from March 31, 2020. The Company has $57.5 million outstanding under the credit facility at December 31, 2019, and $2.9 million in outstanding letters of credit, which reduce availability under the restated credit facility on a dollar-for-dollar basis.

The interest rate on outstanding borrowings under the restated credit facility was determined by a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 2.00% to 3.00% per annum, or (b) the base rate plus an applicable margin that varies from 1.00% to 2.00% per annum. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the credit facility. During the year ended December 31, 2019, the weighted average interest rate paid for borrowings outstanding under both the previously outstanding credit facility and the amended and restated credit facility was approximately 4.7%.

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

The restated facility includes events of default and certain customary affirmative and negative covenants. The Company is required to maintain certain financial covenants including (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of December 31, 2019, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of 0.38 and consolidated interest coverage ratio of 37.89.

The credit facility previously outstanding from February 10, 2017 through June 21, 2019 had an initial borrowing base of $425.0 million, which was reduced to $350.0 million during a borrowing base redetermination in October 2018. The previously outstanding credit facility had materially similar terms and covenants to the current amended and restated credit facility, but was secured by first-priority mortgages on at least 95% of the PV-9 valuation of the Company's proved reserves and interest was calculated based on a pricing grid tied to the borrowing base utilization rate of (a) LIBOR plus an applicable margin that varied from 3.00% to 4.00% per annum, or (b) the base rate plus an applicable margin that varied from 2.00% to 3.00% per annum. The Company incurred an immaterial amount of interest expense on the previously outstanding credit facility during the years ended December 31, 2018 and 2017.

Building Note. In February 2018, the Company fully repaid the Building Note in the amount of $36.3 million, which was comprised of an initial principal amount of $35.0 million and $1.3 million in in-kind interest costs that were previously added to the principal. An unamortized premium of $1.2 million was recognized as a gain on extinguishment of debt in the condensed consolidated statement of operations for the year ended December 31, 2018 in connection with the repayment.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

12. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$60,064	$77,544	$106,481
Liability incurred upon acquiring and drilling wells	2,771	7,079	1,336
Revisions in estimated cash flows(1)	12,208	870	(28,565)
Liability settled or disposed in current period(2)	(5,379)	(31,967)	(11,308)
Accretion	5,352	6,538	9,600
Ending balance	75,016	60,064	77,544
Less: current portion	22,119	25,393	41,017
Asset retirement obligations, net of current	$52,897	$34,671	$36,527
____________________
(1) Revisions for the years ended December 31, 2019, 2018 and 2017 relate primarily to changes in estimated well lives due to changes in oil and natural gas prices and changes in plugging cost estimates.
(2) Liability settled or disposed for the year ended December 31, 2018 includes $26.9 million associated with the Permian  Properties sold in November 2018.

13. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of December 31, 2019. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets. At December 31, 2019 the Company's only material commitment in each of the next five years and beyond is its asset retirement obligations. See Note 12 for additional discussions.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings which are being handled and defended by the Company in the ordinary course of business, none of which is deemed to be individually material at this time. Due to the inherent uncertainty of litigation, however, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

14. Income Taxes

The Company’s income tax (benefit) provision consisted of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$(33)	$(8,719)
State	—	(38)	(30)
	—	(71)	(8,749)
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total (benefit) provision	$—	$(71)	$(8,749)

A reconciliation of the (benefit) provision for income taxes at the statutory federal tax rate to the Company’s actual income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Computed at federal statutory rate	$(94,354)	$(1,921)	$13,409
State taxes, net of federal benefit	(20,500)	119	(284)
Non-deductible expenses	137	849	1,711
Stock-based compensation	602	1,874	1,109
Discharge of debt and other reorganization related items	—	206	1,018
Return to provision adjustments (1)	(6,096)	(1,292)	341,681
Impact of legislative changes	—	—	243,801
Release of valuation allowance	—	—	(8,719)
Change in valuation allowance	120,211	132	(602,452)
Other	—	(38)	(23)
Total (benefit) provision	$—	$(71)	$(8,749)

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

____________________
(1) The adjustment for the period ended December 31, 2017, primarily related to the Company’s decision to file its 2016 income tax returns using an alternate method than previously estimated with respect to its Chapter 11 related transactions.

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. During the year ended December 31, 2017, the Company reduced the valuation allowance associated with deferred tax assets related to alternative minimum tax ("AMT") credits that became realizable as a result of a special tax election. Accordingly, the Company recorded an income tax benefit of $8.7 million in the year ended December 31, 2017. As a result of the significant weight placed on the Company’s cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its remaining net deferred tax asset at December 31, 2017, December 31, 2018 and December 31, 2019.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax liabilities
Investments(1)	$109,289	$112,343
Derivative contracts	29	1,128
Total deferred tax liabilities	109,318	113,471
Deferred tax assets
Property, plant and equipment	300,704	267,865
Net operating loss carryforwards	383,418	302,190
Tax credits and other carryforwards	34,148	35,640
Asset retirement obligations	18,747	15,016
Other	2,290	3,816
Total deferred tax assets	739,307	624,527
Valuation allowance	(629,989)	(511,056)
Net deferred tax liability	$—	$—
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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Company's stock including those outside of the Company's control could cause an IRC 382 ownership change resulting in a limitation on tax attributes currently not limited and a more restrictive limitation on tax attributes currently subject to the previous IRC 382 limitation.

As of December 31, 2019, the Company had approximately $1.4 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.4 billion of federal NOL carryforwards, $0.8 billion expire during the years 2025 through 2037, while $0.6 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $32.0 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at December 31, 2019 or 2018.
The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2016 to present remain open for federal examination. Additionally, tax years 2005 through 2015 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

15. Equity

Common Stock and Performance Share Units. At December 31, 2019, the Company had 35.8 million shares of common stock, par value $0.001 per share, issued and outstanding, including 0.2 million shares of unvested restricted stock awards, and 250.0 million shares of common stock authorized. The Company also had restricted stock awards and an immaterial amount of performance share units and stock options outstanding at December 31, 2019 as discussed further in Note 17.

Warrants. Since the fourth quarter of 2016, the Company has issued approximately 4.7 million Series A warrants and 2.0 million Series B warrants to certain holders of general unsecured claims as defined in the Plan. These warrants are exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

Shares Withheld for Taxes. The following table shows the number of shares withheld for taxes and the associated value of those shares (in thousands). These shares were accounted for as treasury stock when withheld, and then immediately retired.

	Year Ended December 31,
	2019	2018	2017
Number of shares withheld for taxes	56	495	349
Value of shares withheld for taxes	$367	$7,420	$6,730

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

16. Revenues

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts outstanding on that date. Adoption of ASC 606 had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date.

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Oil	$186,360	$214,651	$202,539
NGL	35,598	67,111	61,322
Natural gas	44,146	66,964	92,349
Other	741	669	1,089
Total revenues	$266,845	$349,395	$357,299

Oil, natural gas and NGL revenues. A majority of the Company’s revenues come from sales of oil, natural gas and NGLs. In accordance with the contracts governing these sales, performance obligations to customers are satisfied and revenues are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck. As the Company’s customers obtain control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross basis.

Pricing for the Company’s oil, natural gas and NGL contracts is variable and is based on volumes sold multiplied by either an index price, net of deductions, or a percentage of the sales price obtained by the customer, which is also based on index prices. The transaction price is allocated on a pro-rata basis to each unit of oil, natural gas or NGL sold based on the terms of the contract. Oil, natural gas and NGL revenues are also recorded net of royalties, discounts and allowances, and transportation costs, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from revenues and are included in production, ad valorem, and other taxes expense in the consolidated statements of operations.

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of December 31, 2019 and 2018 the Company had revenues receivable of $22.3 million and $31.8 million, respectively, and did not record any bad debt expense on revenues receivable during the year ended December 31, 2019.

17. Share-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 4, 2016 and authorizes the issuance of up to 4.6 million shares of SandRidge common stock.

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. At December 31, 2019, the Company had restricted stock awards and immaterial amounts of performance share units and stock options outstanding under the Omnibus Incentive Plan. Forfeitures for these awards are recognized as they occur.
Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Vesting for certain restricted stock awards was accelerated in connection with executive terminations and reductions in force in the first quarter of 2018 and second quarter of

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

2019. Additionally, certain restricted stock awards vested in June 2018 as a result of the accelerated vesting event related to the change in the composition of the Board resulting from the 2018 annual meeting discussed in Note 19. The Company granted additional restricted stock awards in the second half of 2018. Outstanding restricted shares at December 31, 2019 will generally vest over either a one-year period or three-year period with a remaining weighted average contractual period of 1.3 years and have an insignificant amount of associated unrecognized compensation cost.

The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2016	1,407	$24.32
Granted	671	$19.97
Vested	(827)	$23.23
Forfeited / Canceled	(146)	$23.52
Unvested restricted shares outstanding at December 31, 2017	1,105	$22.62
Granted	370	$16.00
Vested	(1,066)	$22.63
Forfeited / Canceled	(44)	$21.04
Unvested restricted shares outstanding at December 31, 2018	365	$16.07
Granted	93	$8.06
Vested (1)	(210)	$16.29
Forfeited / Canceled	(15)	$16.25
Unvested restricted shares outstanding at December 31, 2019	233	$12.66
____________________
(1)  The aggregate intrinsic value of restricted stock that vested during 2019 was approximately $1.5 million based on the stock price at the time of vesting.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Performance Share Units. In February 2017, the Company granted equity-classified awards in the form of performance share units. The vesting for certain performance share units was accelerated in connection with executive terminations and a reduction in force in the first quarter of 2018. All remaining units vested in June 2018 as a result of the accelerated vesting as discussed in Note 19 and were settled in shares of the Company's common stock with one share of common stock being issued per performance share unit. In September 2018, the Company granted an immaterial amount of additional performance share units. The following table presents a summary of the Company's performance share units:

	Number of Units	Fair Value per Unit at December 31, 2019
	(In thousands)
Unvested performance share units outstanding at December 31, 2016	—
Granted	199
Vested	—
Forfeited / Canceled	(16)
Unvested performance share units outstanding at December 31, 2017	183
Granted	111
Vested	(177)
Forfeited / Canceled	(6)
Unvested performance share units outstanding at December 31, 2018	111
Granted	—
Vested	(19)
Forfeited / Canceled	—
Unvested performance share units outstanding at December 31, 2019	92	$20.41

Incentive-Based Compensation

Performance Units. In October 2016, the Company granted liability-classified awards in the form of performance units. The vesting for certain performance units was accelerated in connection with executive terminations and a reduction in force in the first quarter of 2018. All remaining units vested in June 2018 as a result of the accelerated vesting as discussed in Note 19 and were paid at the issuance value of $100 each. The value for previous vestings was determined by annual scorecard results. The following table presents a summary of the Company's performance units:

	Number of Units	Fair Value per Unit at December 31, 2018
	(In thousands)
Unvested performance units outstanding at December 31, 2016	87
Granted	—
Vested	(32)
Forfeited / Canceled	(6)
Unvested performance units outstanding at December 31, 2017	49
Granted	—
Vested	(48)
Forfeited / Canceled	(1)
Unvested performance units outstanding at December 31, 2018	—	$—

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following tables summarize the Company's share and incentive-based compensation for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Recurring Compensation Expense(1)	Executive Terminations(2)	Reduction in Force(2)	Accelerated Vesting(3)	Total
Year Ended December 31, 2019
Equity-classified awards:
Restricted stock awards	$2,526	$197	$500	$—	$3,223
Performance share units	282	281	—	—	563
Stock options	661	12	—	—	673
Total share-based compensation expense	3,469	490	500	—	4,459
Less: Capitalized compensation expense	(204)	—	—	—	(204)
Share and incentive-based compensation expense, net	$3,265	$490	$500	$—	$4,255
Year Ended December 31, 2018
Equity-classified awards:
Restricted stock awards	$4,735	$8,140	$3,777	$5,181	$21,833
Performance share units	619	1,056	158	610	2,443
Total share-based compensation expense	5,354	9,196	3,935	5,791	24,276
Liability-classified awards:
Performance units	756	2,151	558	1,309	4,774
Total share and incentive-based compensation expense	6,110	11,347	4,493	7,100	29,050
Less: Capitalized compensation expense	(482)	—	—	(555)	(1,037)
Share and incentive-based compensation expense, net	$5,628	$11,347	$4,493	$6,545	$28,013
Year Ended December 31, 2017
Equity-classified awards:
Restricted stock awards	$14,731	$1,825	$—	$—	$16,556
Performance share units	1,356	—	—	—	1,356
Total share-based compensation expense	16,087	1,825	—	—	17,912
Liability-classified awards:
Performance units	2,574	—	—	—	2,574
Total share and incentive-based compensation expense	18,661	1,825	—	—	20,486
Less: Capitalized compensation expense	(2,521)	—	—	—	(2,521)
Share and incentive-based compensation expense, net	$16,140	$1,825	$—	$—	$17,965
____________________
(1)Recorded in general and administrative expense in the accompanying consolidated statements of operations.
(2)Recorded in employee termination benefits in the accompanying consolidated statements of operations.
(3)Recorded in accelerated vesting of employment compensation in the accompanying consolidated statements of operations.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

18. Incentive and Deferred Compensation Plans

Annual Incentive Plan. The Annual Incentive Plan ("AIP") incorporates quantitative performance measures, strategic qualitative goals and competitive target award levels for management and employees for the 2018 and 2017 performance years. Incentive bonus awards for 2019 will be provided at the discretion of the Board of Directors and will be paid quarterly during 2020. Payout percentages ranged from 0% to 200% of specified target levels based on actual performance in 2018 and 2017. As of December 31, 2019, the Company had accrued approximately $2.7 million for the 2019 AIP. Payment of $7.1 million was made in the first quarter of 2019 for the 2018 performance year.

401(k) Plan. The Company maintains a 401(k) retirement plan for its employees. Under this plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by IRS. For the years ended December 31, 2019, 2018, and 2017, the Company made matching contributions to the plan equal to 100% on the first 10% of employee deferred wages, excluding incentive compensation, totaling $2.2 million, $2.8 million, and $3.6 million, respectively. The decrease in contributions is due primarily to reductions in force that occurred in each of those years. Participants in the plan are immediately 100% vested in the discretionary employee contributions and related earnings on those contributions. The Company's matching contributions and related earnings vest based on years of service, with full vesting occurring on the fourth anniversary of employment.

19. Proxy Contest

In the second quarter of 2018, the Company engaged in a proxy contest with its largest shareholder, Carl C. Icahn and certain affiliated entities, which resulted in the election of a majority of non-incumbent directors to the Company's Board of Directors. As confirmed by general counsel, the election of a majority of non-incumbent directors nominated in connection with the proxy contest resulted in the accelerated vesting of certain share and incentive-based compensation awards granted to the Company's employees and directors as discussed further in Note 17.

The Company incurred legal, consulting and advisory fees of $7.1 million related to the proxy contest during the year ended December 31, 2018.

20. Employee Termination Benefits

The following table presents a summary of employee termination benefits for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Cash	Share-Based Compensation (6)	Number of Shares	Total Employee Termination Benefits
Year Ended December 31, 2019
Executive Employee Termination Benefits(1)	$1,194	$490	37	$1,684
Other Employee Termination Benefits(2)	2,608	500	44	3,108
	$3,802	$990	81	$4,792
Year Ended December 31, 2018
Executive Employee Termination Benefits(3)	$11,945	$9,196	554	$21,141
Other Employee Termination Benefits(4)	7,581	3,935	209	11,516
	$19,526	$13,131	763	$32,657
Year Ended December 31, 2017
Executive Employee Termination Benefits(5)	$2,500	$1,825	96	$4,325
Other Employee Termination Benefits	490	—	—	490
	$2,990	$1,825	96	$4,815
____________________
(1) On December 12, 2019, the Company's then current CEO, Paul McKinney, separated employment from the Company, and on June 14, 2019, the Company’s then current Executive Vice President, General Counsel and Corporate

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Secretary, Philip Warman, separated employment from the Company. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with these separations during 2019.
(2) As a result of a reduction in workforce in the second quarter of 2019, certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company.
(3) On February 8, 2018, the Company’s then current CEO, James Bennett, separated employment from the Company, and on February 22, 2018, the Company’s then current CFO, Julian Bott, also separated employment from the Company. In accordance with the terms of their respective employment agreements, the Company incurred cash severance costs and share-based compensation costs associated with the accelerated vesting of awards during the first quarter of 2018.
(4) As a result of a reduction in workforce in the first quarter of 2018, certain employees received termination benefits including cash severance and accelerated share and incentive-based compensation vesting upon separation of service from the Company.
(5) Includes cash severance costs and share-based compensation costs associated with the accelerated vesting of awards related to the departure of the Company's former Executive Vice President of Investor Relations and Strategy, Duane Grubert.
(6) Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards and performance share units upon the departure of certain executives and the reductions in workforce in 2019 and 2018 reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards and performance share units. One share of the Company’s common stock was issued per performance share unit.

See Note 17 for additional discussion of the Company’s share-based compensation awards.

21. (Loss) Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net (Loss) Income	Weighted Average Shares	(Loss) Earnings Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2019
Basic loss per share	$(449,305)	35,427	$(12.68)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Diluted loss per share	$(449,305)	35,427	$(12.68)
Year Ended December 31, 2018
Basic loss per share	$(9,075)	35,057	$(0.26)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Diluted loss per share	$(9,075)	35,057	$(0.26)
Year Ended December 31, 2017
Basic earnings per share	$47,062	32,442	$1.45
Effect of dilutive securities
Restricted stock awards	—	221
Performance share units(2)	—	—
Warrants(2)	—	—
Diluted earnings per share	$47,062	32,663	$1.44
____________________
(1) No incremental shares of potentially dilutive restricted stock awards, performance share units or warrants were included for the year ended December 31, 2019 and 2018, as their effect was antidilutive under the treasury stock method.
(2) No incremental shares of potentially dilutive performance share units or warrants were included for the year ended December 31, 2017, as their effect was antidilutive under the treasury stock method.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

See Note 17 for discussion of the Company’s share-based compensation awards.

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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2019	2018	2017
Oil and natural gas properties
Proved	$1,484,359	$1,269,091	$1,056,806
Unproved	24,603	60,152	100,884
Total oil and natural gas properties	1,508,962	1,329,243	1,157,690
Less accumulated depreciation, depletion and impairment	(1,129,622)	(580,132)	(460,431)
Net oil and natural gas properties capitalized costs	$379,340	$749,111	$697,259

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Acquisitions of properties
Proved	$(210)	$30,641	$7,092
Unproved	2,653	4,197	91,139
Exploration	2,900	1,940	8,850
Development	156,210	158,361	187,264
Total cost incurred	$161,553	$195,139	$294,345

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Results of Operations for Oil and Natural Gas Producing Activities

The following table presents the Company’s results of operations from oil and natural gas producing activities (in thousands), which exclude any interest costs or indirect general and administrative costs and, therefore, are not necessarily indicative of the impact the Company’s operations have on actual net earnings.

	Year Ended December 31,
	2019	2018	2017
Revenues	$266,104	$348,726	$356,210
Expenses
Production costs	110,711	112,173	116,372
Depreciation and depletion	146,874	127,281	118,035
Impairment	409,574	—	—
Total expenses	667,159	239,454	234,407
Income (loss) before income taxes	(401,055)	109,272	121,803
Income tax (benefit) expense (1)	(105,477)	28,520	47,722
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(295,578)	$80,752	$74,081
____________________
(1) Income tax (benefit) expense is hypothetical and is calculated by applying the Company’s statutory tax rate to (loss) income before income taxes attributable to our oil and natural gas producing activities, after giving effect to permanent differences and tax credits.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

professional training in petroleum engineering to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

Cawley, Gillespie & Associates, Ryder Scott and Netherland Sewell, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs for over 90% of the Company’s net interest in oil and natural gas properties as of the end of one or more of 2019, 2018 and 2017. Cawley, Gillespie & Associates, Ryder Scott and Netherland Sewell are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. The remaining proved reserves were based on Company estimates.

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

2019 Activity. Proved reserves decreased from 160.2 MMBoe at December 31, 2018 to 89.9 MMBoe at December 31, 2019, primarily as a result of downward revisions of 50.9 MMBoe associated with the decrease in year-end SEC prices for oil and natural gas consisting of (i) 39.8 MMBoe from downgrading PUDs, and (ii) 11.1 MMBoe from remaining proved reserves. The Company also recorded a decrease of 10.9 MMBoe attributable to increased commodity price differentials, and a decrease of 3.2 MMBoe attributable to well performance. These reductions were partially offset by a 12.6 MMBoe increase associated with converting undeveloped well locations from SRLs to planned XRLs as well as reduced future estimated development capital on these undeveloped locations.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The summary below presents changes in the Company’s estimated reserves.

	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)(1)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2016	52,884	33,607	464,782	163,955
Revisions of previous estimates	804	2,628	44,679	10,879
Acquisitions of new reserves	18	70	683	202
Extensions and discoveries	12,446	1,914	30,080	19,373
Sales of reserves in place	(204)	(529)	(7,055)	(1,909)
Production	(4,157)	(3,376)	(44,237)	(14,906)
As of December 31, 2017	61,791	34,314	488,932	177,594
Revisions of previous estimates	(2,316)	(8,952)	(131,518)	(33,188)
Acquisitions of new reserves	2,146	4,131	54,436	15,350
Extensions and discoveries	11,148	2,320	35,185	19,332
Sales of reserves in place	(5,273)	(809)	(2,969)	(6,577)
Production	(3,477)	(2,829)	(36,175)	(12,335)
As of December 31, 2018	64,019	28,175	407,891	160,176
Revisions of previous estimates	(25,530)	(9,277)	(142,239)	(58,514)
Extensions and discoveries	635	94	2,127	1,084
Sales of reserves in place	(297)	(223)	(2,308)	(905)
Production	(3,519)	(2,910)	(33,164)	(11,956)
As of December 31, 2019	35,308	15,859	232,307	89,885
Proved developed reserves
As of December 31, 2017	25,845	29,922	407,988	123,765
As of December 31, 2018	18,693	22,302	307,845	92,303
As of December 31, 2019	14,078	14,532	200,853	62,086
Proved undeveloped reserves
As of December 31, 2017	35,946	4,392	80,944	53,829
As of December 31, 2018	45,326	5,873	100,046	67,873
As of December 31, 2019	21,230	1,327	31,454	27,799
_________________
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
•pricing is applied based upon SEC prices at December 31, 2019, 2018, and 2017 adjusted for fixed or determinable contracts that are in existence at year-end. The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2019	2018	2017
Oil (per Bbl)	$50.63	$60.86	$48.47
NGL (per Bbl)	$12.45	$25.62	$20.28
Natural gas (per Mcf)	$1.16	$1.77	$1.90

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

	December 31,
	2019	2018	2017
Future cash inflows from production	$2,254,530	$5,339,265	$4,621,615
Future production costs	(1,028,695)	(1,996,689)	(1,837,852)
Future development costs(1)	(536,081)	(1,170,113)	(966,203)
Future income tax expenses (2)	—	—	(107)
Undiscounted future net cash flows	689,754	2,172,463	1,817,453
10% annual discount	(325,464)	(1,126,860)	(1,068,159)
Standardized measure of discounted future net cash flows	$364,290	$1,045,603	$749,294
____________________
(1) Includes abandonment costs.
(2) The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws, including expected tax benefits to be realized from the utilization of net operating loss carryforwards.

The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning present value	$1,045,603	$749,294	$438,364
Changes during the year
Revenues less production	(155,772)	(236,553)	(239,838)
Net changes in prices, production and other costs	(491,035)	316,095	347,458
Development costs incurred	90,591	80,050	35,517
Net changes in future development costs(1)	450,162	(11,483)	(64,484)
Extensions and discoveries	11,921	102,961	112,556
Revisions of previous quantity estimates(1)	(478,238)	(91,038)	26,697
Accretion of discount	101,778	70,576	37,226
Net change in income taxes	—	56	23
Purchases of reserves in-place	—	35,713	454
Sales of reserves in-place	(3,331)	(2,029)	(2,977)
Timing differences and other(2)	(207,389)	31,961	58,298
Net change for the year	(681,313)	296,309	310,930
Ending present value(3)	$364,290	$1,045,603	$749,294
____________________
(1)  The change in estimated future development costs and revisions of previous quantity estimates primarily reflect a decrease in planned PUD development due to declining year end SEC prices for oil and natural gas.
(2) The change in timing differences and other are related to revisions in the Company’s estimated time of production and development.
(3) Standardized Measure was determined using SEC prices, and does not reflect actual prices received or current market prices.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

23. Quarterly Financial Results (Unaudited)

The Company’s operating results for each quarter of 2019 and 2018 are summarized below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenues	$73,236	$75,388	$58,369	$59,852
Loss from operations(1)(2)(3)	$(4,261)	$(12,556)	$(181,707)	$(248,243)
Net loss(1)(2)(3)	$(5,277)	$(13,284)	$(181,602)	$(249,142)
Loss applicable per share to SandRidge Energy, Inc. common stockholders
Basic	$(0.15)	$(0.38)	$(5.12)	$(7.01)
Diluted	$(0.15)	$(0.38)	$(5.12)	$(7.01)
____________________
(1) Includes loss (gain) on derivative contracts of $0.2 million, $(1.8) million and $0.5 million for the first, third, and fourth quarters, respectively.
(2) Includes employee termination benefits of $4.5 million and $0.3 million for the second quarter and fourth quarters, respectively.
(3) Includes full cost ceiling limitation impairments of $165.5 million and $244.1 million for the third and fourth quarters, respectively.

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
____________________
(1) Includes loss (gain) on derivative contracts of $18.3 million, $30.1 million, $11.3 million and $(42.6) million for the first, second, third and fourth quarters, respectively.
(2) Includes employee termination benefits of $31.6 million for the first quarter, accelerated vesting of employment compensation of $6.5 million for the second quarter, and proxy contest costs of $7.2 million for the second quarter.

24. Subsequent Events

On February 4, 2020, the Company issued Workers Adjustment and Retraining Notification (WARN) Act notices to approximately 63 of its 120 Oklahoma City based employees as a result of its workforce reduction at its corporate headquarters.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 21, 2020, the Company entered into an at-will Letter Agreement with Mr. John Suter, the Company’s Interim Chief Executive Officer and President and Chief Operating Officer (the “Letter Agreement”). The Letter Agreement replaced a previous legacy employment contract with Mr. Suter that had been entered into in December 2016. The Company had previously announced Mr. Suter’s appointment as the Company’s Interim Chief Executive Officer and entered into the Letter Agreement to reflect the change in Mr. Suter’s role with the Company and to amend his cash compensation and certain terms of his equity compensation.

A summary of the material terms and conditions of the Letter Agreement are as follows:

•Mr. Suter will continue his current salary of $420,000 per annum. In addition, Mr. Suter is eligible to receive a one-time bonus in the amount of $210,000 to be paid within five days of the Company’s filing of its 2019 Annual Report on Form 10-K.

•In the event of Mr. Suter’s termination from the Company without Cause, he will be entitled to receive the Company’s normal severance plan, however at 26 weeks payment irrespective of his actual years of service. After September 30, 2020, Mr. Suter may resign and still qualify for such severance payments.

•Mr. Suter is eligible for a performance bonus of up to $210,000 on July 15, 2020 dependent on the Company’s achievement of certain performance criteria.

•If Mr. Suter is terminated by the Company without Cause, his existing stock grants will vest at the date of termination of employment. If he remains continuously employed by the Company until September 30, 2020, all stock grants will vest on such date. Mr. Suter’s existing stock grants will not vest if he resigns from employment with the Corporation before September 30, 2020.

•The Letter Agreement requires Mr. Suter to enter into a customary restrictive covenant agreement relating to matters of confidentiality, non-disclosure, non-competition, non-solicitation and non-disparagement restrictions.

The foregoing description of the Letter Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the letter agreement, which is included as Exhibit 10.12 to this report and is incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 29, 2020: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 29, 2020: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 29, 2020: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 29, 2020: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 29, 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1.Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing on page 61.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017
4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016
4.2	Warrant Agreement, dated as of October 4, 2016, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-33784	10.6	10/7/2016
4.3	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016
4.4	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017
4.5	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018
4.6	Description of Registrant's Securities					*
10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016
10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017
10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017
10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017
10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017
10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018
10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018
10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018
10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018
10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018
10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019
10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015
10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/19/2019
10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/19/2019
10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan					*
10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016
10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017
10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016
10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018
10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018
10.11**†	Letter Agreement, dated February 21, 2020, by and between the Company and John Suter					*
16.1	Changes in Registrant's Certifying Accountant	8-K	001-33784	16.1	5/13/2019
21.1	Subsidiaries of SandRidge Energy, Inc.					*
23.1	Consent of Deloitte & Touche LLP					*
23.2	Consent of PricewaterhouseCoopers LLP					*
23.3	Consent of Cawley, Gillespie & Associates					*
23.4	Consent of Ryder Scott Company, L.P.					*
23.5	Consent of Netherland, Sewell & Associates, Inc.					*
31.1	Section 302 Certification-Chief Executive Officer					*
31.2	Section 302 Certification-Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
99.1	Report of Cawley, Gillespie & Associates					*
99.2	Report of Ryder Scott Company, L.P.					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.
† Management contract or compensatory plan or arrangement

Item 16.  Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

	By	/s/ John P. Suter
John P. Suter
Chief Operating Officer and Interim President and Chief Executive Officer
February 27, 2020

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Johnson and John P. Suter and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Suter	Chief Operating Officer and Interim President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
John P. Suter

/s/ MICHAEL A. JOHNSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Michael A. Johnson

/s/ BOB G. ALEXANDER	Director	February 27, 2020
Bob G. Alexander

/s/ JONATHAN CHRISTODORO	Director	February 27, 2020
Jonathan Christodoro

/s/ JONATHAN FRATES	Chairman	February 27, 2020
Jonathan Frates

/s/ JOHN J. LIPINSKI	Director	February 27, 2020
John J. Lipinski

/s/ RANDOLPH C. READ	Director	February 27, 2020
Randolph C. Read