Form 10-Q
period 2020-03-31
SANDRIDGE ENERGY INC
filed 2020-05-19
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 12, 2020, was 35,779,494.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II, (collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” as defined by the SEC. These forward-looking statements may include projections and estimates concerning our capital expenditures, liquidity, capital resources and debt profile including the ability to continue as a going concern, the timing and success of specific projects, the potential impact of the COVID-19 pandemic on the Company's business, the potential impact of international negotiations on the supply and demand of oil and gas, outcomes and effects of litigation, claims and disputes, elements of our business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the potential effects on our financial condition and other statements concerning our operations, financial performance and financial condition.

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2020

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$6,287	$4,275
Restricted cash - other	1,454	1,693
Accounts receivable, net	21,039	28,644
Derivative contracts	6,253	114
Prepaid expenses	3,096	3,342
Other current assets	527	538
Total current assets	38,656	38,606
Oil and natural gas properties, using full cost method of accounting
Proved	1,487,721	1,484,359
Unproved	24,298	24,603
Less: accumulated depreciation, depletion and impairment	(1,160,486)	(1,129,622)
	351,533	379,340
Other property, plant and equipment, net	181,851	188,603
Other assets	953	1,140
Total assets	$572,993	$607,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$55,033	$64,937
Asset retirement obligation	21,728	22,119
Other current liabilities	1,252	1,367
Total current liabilities	78,013	88,423
Long-term debt	46,000	57,500
Asset retirement obligation	52,115	52,897
Other long-term obligations	6,899	6,417
Total liabilities	183,027	205,237
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,810 issued and outstanding at March 31, 2020 and 35,772 issued and outstanding at December 31, 2019	36	36
Warrants	88,520	88,520
Additional paid-in capital	1,059,437	1,059,253
Accumulated deficit	(758,027)	(745,357)
Total stockholders’ equity	389,966	402,452
Total liabilities and stockholders’ equity	$572,993	$607,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Oil, natural gas and NGL	$40,139	$73,048
Other	190	188
Total revenues	40,329	73,236
Expenses
Lease operating expenses	15,642	22,779
Production, ad valorem, and other taxes	3,199	5,080
Depreciation and depletion — oil and natural gas	24,855	36,465
Depreciation and amortization — other	2,634	2,943
Impairment	7,970	—
General and administrative	5,483	9,939
Employee termination benefits	3,254	—
(Gain) loss on derivative contracts	(10,226)	209
Other operating expense	277	82
Total expenses	53,088	77,497
Loss from operations	(12,759)	(4,261)
Other (expense) income
Interest expense, net	(637)	(585)
Other income (expense), net	76	(431)
Total other expense	(561)	(1,016)
Loss before income taxes	(13,320)	(5,277)
Income tax benefit	(650)	—
Net loss	$(12,670)	$(5,277)
Loss per share
Basic	$(0.36)	$(0.15)
Diluted	$(0.36)	$(0.15)
Weighted average number of common shares outstanding
Basic	35,551	35,322
Diluted	35,551	35,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2020
Balance at December 31, 2019	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452
Stock-based compensation	—	—	—	—	185	—	185
Issuance of common stock for general unsecured claims	38	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	47	—	—	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(12,670)	(12,670)
Balance at March 31, 2020	35,810	$36	6,706	$88,520	$1,059,437	$(758,027)	$389,966

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2019
Balance at December 31, 2018	35,687	$36	6,604	$88,516	$1,055,164	$(295,995)	$847,721
Stock-based compensation	—	—	—	—	1,073	—	1,073
Issuance of warrants for general unsecured claims	—	—	1	2	(2)	—	—
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(5,277)	(5,277)
Balance at March 31, 2019	35,687	$36	6,605	$88,518	$1,056,235	$(301,329)	$843,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,670)	$(5,277)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	283	72
Depreciation, depletion, and amortization	27,489	39,408
Impairment	7,970	—
Debt issuance costs amortization	159	117
(Gain) loss on derivative contracts	(10,226)	209
Cash received on settlement of derivative contracts	4,087	5,078
Stock-based compensation	169	996
Other	156	(35)
Changes in operating assets and liabilities	686	(8,998)
Net cash provided by operating activities	18,103	31,570
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(5,452)	(62,254)
Acquisition of assets	—	326
Proceeds from sale of assets	989	341
Net cash used in investing activities	(4,463)	(61,587)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	21,000	39,596
Repayments of borrowings	(32,500)	(19,596)
Reduction of financing lease liability	(366)	(293)
Cash paid for tax withholdings on vested stock awards	(1)	—
Net cash (used in) provided by financing activities	(11,867)	19,707
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	1,773	(10,310)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	5,968	19,645
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$7,741	$9,335
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(540)	$(408)
Cash received for income taxes	$616	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$1,066	$43,425
Right-of-use assets obtained in exchange for financing lease obligations	$67	$1,992

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2019 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the 2019 Form 10-K as well as the items noted below.

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and natural gas liquids (“NGL”) reserves; impairment tests of long-lived assets; the carrying value of unproved oil and natural gas properties and other property, plant and equipment; depreciation, depletion and amortization; asset retirement obligations; determinations of significant alterations to the full cost pool and related estimates of fair value used to allocate the full cost pool net book value to divested properties, as necessary; valuation allowances for deferred tax assets; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. Although management believes the estimates used in the areas noted above are reasonable, actual results could differ significantly.

Going Concern Consideration. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company had $46.0 million outstanding under its credit facility and $2.9 million in outstanding letters of credit, which reduces availability under the restated credit facility on a dollar-for-dollar basis. The Company's credit facility had a total capacity of $600.0 million with a borrowing base of $225.0 million, which was subsequently reduced to $75.0 million during the April 2020 redetermination. The credit facility matures on April 1, 2021. The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt on the maturity date. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans to repay the outstanding credit facility borrowings at or before maturity include using the proceeds from the planned sale of the Company's headquarters. The Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements. In March 2016, the FASB issued ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the previously required incurred loss approach with an expected loss model for instruments measured at amortized cost. The company adopted this ASU on January 1, 2020 using a modified retrospective approach; however, the impact was not material upon adoption.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies various aspects of accounting for income taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax laws, and year-to-date loss limitation in interim-period tax accounting. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets and other assets, accounts payable and accrued expenses, other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at March 31, 2020, and December 31, 2019. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below. The fair value of our oil and natural gas properties,is calculated using Level 3 inputs, which are discussed in Note 5. No other adjustments to fair value were required for other property, plant and equipment for the three-month periods ended March 31, 2020 or March 31, 2019.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 of the hierarchy as of March 31, 2020 and December 31, 2019, as described below.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

March 31, 2020

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$6,253	$—	—	$6,253
	$—	$6,253	$—	$—	$6,253

December 31, 2019

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$114	$—	$—	$114
	$—	$114	$—	$—	$114

____________________
(1) Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three-month periods ended March 31, 2020 and 2019.

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

The following table summarizes derivative activity for the three-month periods ended March 31, 2020, and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
(Gain) loss on commodity derivative contracts	$(10,226)	$209
Cash received on settlements	$(4,087)	$(5,078)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
March 31, 2020, the counterparties to the Company's open commodity derivative contracts consisted of two financial institutions, both of which are also lenders under the Company's credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s credit facility.

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the credit facility as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$6,253	$—	$6,253	$—	$6,253
Total	$6,253	$—	$6,253	$—	$6,253

December 31, 2019

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$114	$—	$114	$—	$114
Total	$114	$—	$114	$—	$114

At March 31, 2020, the Company's open derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2020 - June 2020	182	$60.00

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of March 31, 2020 and December 31, 2019, on a gross basis without regard to same-counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	March 31, 2020	December 31, 2019
Derivative assets
Oil price swaps	Derivative contracts-current	$6,253	$114
Total net derivative contracts		$6,253	$114

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Oil and natural gas properties
Proved	$1,487,721	$1,484,359
Unproved	24,298	24,603
Total oil and natural gas properties	1,512,019	1,508,962
Less accumulated depreciation, depletion and impairment	(1,160,486)	(1,129,622)
Net oil and natural gas properties	351,533	379,340

Land	4,400	4,400
Electrical infrastructure	121,818	126,482
Other non-oil and natural gas equipment	11,553	12,665
Buildings and structures	77,148	77,148
Financing leases	1,847	2,109
Total	216,766	222,804
Less accumulated depreciation and amortization	(34,915)	(34,201)
Other property, plant and equipment, net	181,851	188,603
Total property, plant and equipment, net	$533,384	$567,943

See Note 5 for discussion of impairment of other property, plant and equipment, and Note 14 for discussion of subsequent events involving the Company's headquarters in Oklahoma City, OK, which is included in buildings and structures in the table above.

5. Impairment

The Company assesses the need to impair its oil and gas properties during its quarterly full cost pool ceiling limitation calculation. The Company analyzes various property, plant and equipment for impairment when certain triggering events occur by comparing the carrying values of the assets to their estimated fair values. The full cost pool ceiling limitation and estimated fair values of other assets were determined in accordance with the policies discussed in Note 1.

We recorded a full cost ceiling limitation impairment of $8.0 million for the three-month period ended March 31, 2020, which resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in the first quarter of 2020. No impairment was recorded for the three-month period ended March 31, 2019.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices ("SEC prices") as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2020 were $55.77 per barrel of oil and $2.30 per Mcf of natural gas, before price differential adjustments.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and other accrued expenses	$21,313	$29,423
Production payable	19,415	22,530
Payroll and benefits	8,288	7,021
Taxes payable	5,167	4,988
Drilling advances	514	514
Accrued interest	336	461
Total accounts payable and accrued expenses	$55,033	$64,937

7. Debt

Credit Facility.

As of March 31, 2020, the Company had $46.0 million outstanding under its credit facility and $2.9 million in outstanding letters of credit, which reduces availability under the restated credit facility on a dollar-for-dollar basis. The Company's credit facility had a total capacity of $600.0 million with a borrowing base of $225.0 million, which was subsequently reduced to $75.0 million during the April 2020 redetermination. The credit facility matures on April 1, 2021.

The interest rate on outstanding borrowings under the credit facility was determined by a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 2.00% to 3.00% per annum, or (b) the base rate plus an applicable margin that varies from 1.00% to 2.00% per annum. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the credit facility. During the three-month period ended March 31, 2020, the weighted average interest rate paid for borrowings outstanding under the credit facility was approximately 3.7%.

The Company has the right to prepay loans under the credit facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.

The credit facility is secured by (i) first-priority mortgages on at least 85% of the PV-9 valuation of all proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of substantially all of the capital stock owned by each credit party and equity interests in the Royalty Trusts that are owned by a credit party and (iii) a first-priority perfected security interest in substantially all the cash, cash equivalents, deposits, securities and other similar accounts, and other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).

The credit facility includes events of default and certain customary affirmative and negative covenants. The Company must also continue to maintain certain financial covenants including (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of March 31, 2020, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of 0.34 and consolidated interest coverage ratio of 29.61.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8. Commitments and Contingencies

Legal Proceedings. As previously disclosed, on May 16, 2016, the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court confirmed the joint plan of organization (the “Plan”) of the Debtors on September 9, 2016, and the Debtors subsequently emerged from bankruptcy on October 4, 2016.

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

Discovery in each of the Cases closed on June 19, 2019. Following a hearing on class certification in each of the Cases on September 6, 2019, the court granted class certification in In re SandRidge Energy, Inc. Securities Litigation on September 30, 2019. The motion for class certification in Lanier Trust remains pending. On April 2, 2020, the individual defendants and SandRidge Mississippian Trust I filed motions for summary judgment seeking the dismissal of all claims asserted against them in the Lanier Trust matter. The motions remain pending.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at March 31, 2020. As a result, the Company had no federal or state income tax expense and recorded an insignificant income tax benefit for the three-month period ended March 31, 2020. The benefit is related to previously sequestered prior year AMT refund amounts released to the Company during the current quarter. The Company has no remaining AMT credits to be refunded. The Company had no federal or state income tax expense or benefit for the three-month periods ended March 31, 2019.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 NOLs, removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. Enactment of the CARES Act did not have a material impact on the Company's tax provision during the three-months ended March 31, 2020.

10. Equity

Common Stock, Performance Share Units, and Stock Options. At March 31, 2020, the Company had approximately 35.8 million shares of common stock, par value $0.001 per share, issued and outstanding, including 0.2 million shares of unvested restricted stock awards, 0.2 million unvested stock options, 0.1 million unvested performance share units, and 250.0 million shares of common stock authorized.

Warrants. The Company has issued approximately 4.7 million Series A warrants and 2.0 million Series B warrants that are exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants, to certain holders of general unsecured claims as defined in the Plan. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Revenues

The following table disaggregates the Company’s revenue by source for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Oil	$28,654	$43,159
NGL	5,934	13,111
Natural gas	5,551	16,778
Other	190	188
Total revenues	$40,329	$73,236

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

Pricing for the Company’s oil, natural gas and NGL contracts is variable and is based on either an index price, net of deductions, or a percentage of the sales price obtained by the customer, which is also based on index prices. The transaction price is allocated on a pro-rata basis to each unit of oil, natural gas or NGL sold based on the terms of the contract. Oil, natural gas and NGL revenues are also recorded net of royalties, discounts and allowances, and transportation costs, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from revenues and are included in production, ad valorem, and other tax expense in the consolidated statements of operations.

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of March 31, 2020, and December 31, 2019, the Company had revenues receivable of $14.0 million and $22.3 million, respectively, and did not record any bad debt expense on revenues receivable during the three-month periods ended March 31, 2020.

12. Employee Termination Benefits

Certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company as a result of a reduction in workforce in the first quarter of 2020. The following table presents a summary of employee termination benefits for the three-month period ended March 31, 2020 (in thousands):

	Cash	Share-Based Compensation (1)	Number of Shares	Total Employee Termination Benefits
Three Months Ended March 31, 2020
Executive Employee Termination Benefits	$3	$—	—	$3
Other Employee Termination Benefits	3,211	40	4	3,251
	$3,214	$40	4	$3,254
____________________
(2) Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the reduction in workforce in the first quarter of 2020 and reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
13. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net (Loss) Earnings	Weighted Average Shares	(Loss) Earnings Per Share

(In thousands, except per share amounts)
Three Months Ended March 31, 2020
Basic loss per share	$(12,670)	35,551	$(0.36)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(12,670)	35,551	$(0.36)
Three Months Ended March 31, 2019
Basic loss per share	$(5,277)	35,322	$(0.15)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted earnings per share	$(5,277)	35,322	$(0.15)
____________________

(1) No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three-month periods ended March 31, 2020 and 2019, as their effect was antidilutive under the treasury stock method.

14. Subsequent Events

Officers and Directors of the Company

Effective April 6, 2020, the Board of Directors (the “Board”) of the Company appointed Carl F. Giesler, Jr. as the Company’s President and Chief Executive Officer.

Bob G. Alexander, a member of the Company’s Board, passed away on April 5, 2020. Mr. Alexander was one of three independent directors serving on the audit committee of the Board. Following Mr. Alexander’s passing, the Board appointed John. J. Lipinski to the Audit Committee. The Board has determined that Mr. Lipinski is financially sophisticated and qualifies as an audit committee financial expert under applicable rules.

Mr. Alexander was also a member of the Nominating and Governance Committee of the Board. The Board has appointed Jonathan Christodoro to the Nominating and Governance Committee and appointed Mr. Lipinski as chairman of the committee.

On April 14, 2020, the Company determined to effect the separation of employment of Michael A. Johnson from his position as Senior Vice President and Chief Financial Officer and John P. Suter from his position as Executive Vice President and Chief Operating, effective no earlier than July 1, 2020.

Impact of COVID-19 and Commodity Price Volatility

In December 2019, a novel strain of coronavirus disease ("COVID-19") was identified and subsequently declared a pandemic by the World Health Organization on March 11, 2020. The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL. The reduced demand for and prices of crude

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
oil, natural gas and NGLs are expected to significantly impact our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties in the second quarter of 2020 and potentially beyond.

In particular, COVID-19 has caused the Company’s headquarters in Oklahoma City, Oklahoma to close due to suggested and mandated stay-at-home orders. In addition, the Company issued a work from home policy to protect its employees and others from potential virus transmission. The office closure and work from home policy resulted in limited availability of key personnel required to assist in the preparation of this Quarterly Report. Accordingly, the Company relied upon the U.S. Securities and Exchange Commission’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to extend the deadline by up to 45 days for the filing of this Quarterly Report.

As a result of the decrease in demand for oil, gas and NGL's due to the impact of the COVID-19 pandemic and other pricing volatility caused by the announcement of production increases by the Saudi Arabia-led Organization of the Petroleum Exporting Countries ("OPEC") and Russia, the Company implemented additional cost cutting measures in the second quarter of 2020 as announced on April 7, 2020. These measures included carrying out an additional reduction in personnel and effecting salary reductions for a portion of remaining employees in the second quarter of 2020.

Sale of Corporate Headquarters

In May 2020, the Company entered into an agreement for the sale of its corporate headquarters building located in Oklahoma City, OK. The Company expects the sale to be completed in the third quarter of 2020 after a due diligence period and result in proceeds of approximately $35.5 million. The agreement includes an earnest money provision to be provided by the buyer in an amount of $100,000. The Company will also recognize an impairment of approximately $35.0 million when adjusting this asset to fair value in the second quarter of 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2019 Form 10-K. Our discussion and analysis includes the following subjects:
•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates

The financial information with respect to the three-month periods ended March 31, 2020, and 2019, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on the acquisition, exploration and development of hydrocarbon resources in the United States.

Given current economic conditions, we have further reduced our capital expenditures budget for 2020 from $25.9 million to $4.6 million. We did not drill or complete any wells during the three-month period ended March 31, 2020, and do not expect to drill or complete any wells during 2020. During the three-month period ended March 31, 2019, we drilled twelve gross wells (6.9 net). Eight of the wells drilled during the period were located in the Mid-Continent and the remaining four were located in the North Park Basin.

The chart below shows production by product for the three-month periods ended March 31, 2020 and 2019:

Total Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
2,567
1,116
769
682
3,161
1,437
875
849
Q1'20
Q1'19
Natural Gas
NGL
Oil

Recent Events

•In May 2020, we entered into an agreement for the sale of our corporate headquarters building located in Oklahoma City, OK. We expect the sale to be completed in the third quarter of 2020 for proceeds of approximately $35.5 million.

•On April 14, 2020, we determined to effect the separation of employment of Michael A. Johnson from his position as Senior Vice President and Chief Financial Officer and John P. Suter from his position as Executive Vice President and Chief Operating Officer, effective no earlier than July 1, 2020.

•On April 7, 2020, we announced that Bob G. Alexander, a member of the Board of Directors (“the Board”) passed away on April 5, 2020. Mr. Alexander served on the both the Audit Committee and Nominating Committee of the Board. Following Mr. Alexander’s passing, the Board appointed John. J. Lipinski to the Audit Committee and appointed Jonathan Christodoro to the Nominating and Governance Committee and appointed Mr. Lipinski as chairman of the committee.

•Effective April 6, 2020, the Board appointed Carl F. Giesler, Jr. as the Company’s President and Chief Executive Officer.

•In April 2020, additional personnel and salary reductions were carried out and our capital expenditures guidance was revised in order to further reduce future costs as discussed in “— Outlook” below.

•In April 2020, the borrowing base on our credit facility was reduced to $75.0 million from $225.0 million during the semi-annual redetermination. The credit facility has a maturity date of April 1, 2021 and amounts outstanding after April 1, 2020 are considered short-term borrowings.

•In December 2019, COVID-19 was identified and subsequently declared a pandemic by the World Health Organization in March 2020. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL, and we had to close our headquarters and issue a work from home policy to protect our employees and others from potential virus transmission.

Outlook

The COVID-19 pandemic and other pricing volatility caused by the announcement of production increases by the Saudi Arabia-led OPEC and Russia led to a steep decline in oil prices in March 2020, which further decreased to historic lows in April 2020. Although we cannot reasonably estimate the full impact the COVID-19 pandemic and other market volatility will have on our business, we expect it will have a material, adverse impact on near-term future revenues and overall profitability. As a result, we have withdrawn our guidance from February 2020 and reduced our 2020 capital expenditures budget from $25.9 million to $4.6 million. Additionally, we plan to implement several additional initiatives to maximize free cash flow, reduce our low debt level, maximize our liquidity position and, ultimately realize greater shareholder value. These initiatives include further personnel and salary reductions, the sale of the company headquarters, and entering into additional commodity derivative contracts for natural gas in the second quarter of 2020.

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

To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three-month periods ended March 31, 2020, and 2019 are shown in the table below:

	Three Months Ended March 31,
	2020	2019
Oil (per Bbl)	$45.80	$54.90
Natural gas (per MMBtu)	$1.87	$2.87

To reduce our exposure to price fluctuations, from time to time we enter into commodity derivative contracts for a portion of our anticipated future oil and natural gas production depending on the Company's view of opportunities under then-prevailing market conditions as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Reducing our exposure to price volatility helps mitigate the risk that we will not have adequate funds available for our capital expenditure and other programs. During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil and natural gas. Conversely, during periods of declining oil and natural gas market prices, our commodity derivative contracts may partially offset declining revenues and cash flow to the extent strike prices for our contracts are above market prices at the time of settlement.

Revenues

Consolidated revenues for the three-month periods ended March 31, 2020, and 2019 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Oil	$28,654	$43,159
NGL	5,934	13,111
Natural gas	5,551	16,778
Other	190	188
Total revenues	$40,329	$73,236

Oil, Natural Gas and NGL Production and Pricing

The Company's production and pricing information for the three-month periods ended March 31, 2020, and 2019 is shown in the table below:

	Three Months Ended March 31,

	2020	2019

Production data
Oil (MBbls)	682	849
NGL (MBbls)	769	875
Natural gas (MMcf)	6,695	8,620
Total volumes (MBoe)	2,567	3,161
Average daily total volumes (MBoe/d)	28.2	35.1
Average prices—as reported(1)
Oil (per Bbl)	$42.01	$50.84
NGL (per Bbl)	$7.72	$14.98
Natural gas (per Mcf)	$0.83	$1.95
Total (per Boe)	$15.64	$23.11
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$48.01	$50.84
NGL (per Bbl)	$7.72	$14.98
Natural gas (per Mcf)	$0.83	$2.54
Total (per Boe)	$17.23	$24.72
__________________
1.Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three-month periods ended March 31, 2020, and 2019:

	Three Months Ended March 31,
	2020		2019
	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mississippian Lime	2,061	80.3%	2,650	83.8%
NW STACK	178	6.9%	236	7.5%
North Park Basin	328	12.8%	275	8.7%
Total	2,567	100.0%	3,161	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three-month periods ended March 31, 2020, and 2019 are shown in the table below (in thousands):

Three Months Ended March 31
2019 oil, natural gas and NGL revenues	$73,048
Change due to production volumes	(13,825)
Change due to average prices	(19,084)
2020 oil, natural gas and NGL revenues	$40,139

Revenues from oil, natural gas and NGL sales decreased $32.9 million, or 45.1% for the first quarter of 2020 compared to the first quarter of 2019. The average prices for oil, natural gas and NGL's declined significantly during this period, due largely to an increase in anticipated global supplies of these commodities after a pledged increase in oil production from Saudi Arabia-lead OPEC in March, and more recently, the reduction in demand stemming from the COVID-19 pandemic. See “Item 1A. Risk Factors” included in Part II of this Quarterly Report for additional discussion of the potential impact these events may have on our future revenues.

The decline in production between the first quarter of 2020 and the first quarter of 2019 largely resulted from natural production declines in our existing producing wells in the Mid-Continent, and to a lesser extent, the NW STACK.

Operating Expenses

Operating expenses for the three-month periods ended March 31, 2020, and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,

	2020	2019

Lease operating expenses	$15,642	$22,779
Production, ad valorem, and other taxes	3,199	5,080
Depreciation and depletion—oil and natural gas	24,855	36,465
Depreciation and amortization—other	2,634	2,943
Total operating expenses	$46,330	$67,267

Lease operating expenses ($/Boe)	$6.09	$7.21
Production, ad valorem, and other taxes ($/Boe)	$1.25	$1.61
Depreciation and depletion—oil and natural gas ($/Boe)	$9.68	$11.54
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	8.0%	7.0%

Lease operating expenses decreased by $7.1 million or $1.12/Boe for the first quarter of 2020, compared to the first quarter of 2019. This decrease primarily resulted from additional wells being shut-in due to natural production declines and deteriorating pricing.

Production, ad valorem, and other taxes have continued to decrease primarily due to declining production and revenues as discussed above. Further, they have increased as a percentage of oil, natural gas, and NGL revenue for the first quarter of 2020 compared to the first quarter of 2019, primarily due to negative adjustments recorded in the first quarter of 2019 for certain ad valorem taxes accrued in 2018.

The average depreciation and depletion rate for our oil and natural gas properties for the first quarter of 2020 decreased by $1.86 /Boe from the first quarter of 2019, primarily due to the full cost ceiling test impairments recorded in the third and fourth quarters of 2019.

Impairment

We recorded a full cost ceiling limitation impairment of $8.0 million at March 31, 2020, which resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in the first quarter of 2020.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2020 were $55.77 per barrel of oil and $2.30 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended May 1, 2020, as well as the short-term pricing outlook for the remainder of the second quarter 2020, we anticipate the SEC prices utilized in the June 30, 2020 full cost ceiling test may be $46.29 per barrel of oil and $2.11 per Mcf of natural gas, (the "estimated second quarter prices"). Applying these estimated second quarter prices, and holding all other inputs constant to those used in the calculation of our March 31, 2020 ceiling test, we expect to incur an additional impairment of approximately $150.0 million in the second quarter of 2020.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as additional declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves. Any such ceiling test impairments in 2020 could be material to our net earnings.

Full cost impairments have no impact to our cash flow or liquidity.

Non-Operating Expenses

Non-operating expenses for the three-month periods ended March 31, 2020, and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,

	2020	2019

General and administrative	$5,483	$9,939
Employee termination benefits	3,254	—
(Gain) loss on derivative contracts	(10,226)	209
Other operating expense (income)	277	82
Total non-operating expenses	$(1,212)	$10,230

The $4.5 million decrease in general and administrative expenses for the first quarter of 2020 compared to the same period in 2019 resulted primarily from a $4.2 million reduction in compensation related costs after completing reductions in force during the second quarter of 2019 and the first quarter of 2020. The remainder of the decrease is due to reductions in professional costs such as legal expenses, audit fees and consulting services.

Employee termination benefits for the three-month period ended March 31, 2020, include cash and share-based severance costs incurred for the reduction in force in the first quarter of 2020. See “Note 12 - Employee Termination Benefits” in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

The following table summarizes derivative activity for the three-month periods ended March 31, 2020, and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
(Gain) loss on commodity derivative contracts	$(10,226)	$209
Cash received paid on settlements	$(4,087)	$(5,078)

Our derivative contracts are not designated as accounting hedges and, as a result, changes in their fair value are recorded each quarter as a component of operating expenses. Internally, management views the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts. In April 2020, we entered into additional natural gas commodity derivative contracts as discussed in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in Part I of this Quarterly Report.

Other Income (Expense)

The Company’s other income (expense) for the three-month periods ended March 31, 2020, and 2019 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Other income (expense)
Interest expense, net	$(637)	$(585)
Other income (expense), net	76	(431)
Total other expense	$(561)	$(1,016)

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents, excluding restricted cash, of $6.3 million. Additionally, we had $46.0 million outstanding under our $225.0 million credit facility which matures on April 1, 2021, and $2.9 million in outstanding letters of credit, which reduce the amount available under the credit facility on a dollar-for dollar basis.

As of May 12, 2020, we had approximately $1.8 million in cash and cash equivalents, excluding restricted cash, $48.0 million outstanding under our credit facility, and $2.9 million in outstanding letters of credit. The borrowing base on our credit facility was reduced to $75.0 million during the April 2020 semi-annual redetermination. Amounts outstanding after April 1, 2020 are classified as short-term borrowings. We currently project that we will not have sufficient cash on hand or available liquidity to repay the outstanding debt balance at maturity. These conditions and events raise substantial doubt about our ability to continue as a going concern. Failure to repay the outstanding borrowings at maturity or otherwise restate or amend our current credit facility terms prior to maturity could result in the potential foreclosure on the collateral securing the credit facility.

As discussed in “— Recent Events” and “— Outlook” above, we have undertaken several initiatives in the second quarter of 2020 which we believe have the potential to positively impact our ability to repay our outstanding credit facility borrowings at or before maturity. These initiatives are also expected to maximize free cash flow, maximize our liquidity position and, ultimately realize greater shareholder value to address the negative impact of the COVID-19 pandemic and commodity price volatility on our financial position and future liquidity. These initiatives include further personnel and salary reductions, the planned sale of the company headquarters, and entering into additional commodity derivative contracts for natural gas in the second quarter of 2020. We are unable to project the full impact the COVID-19 pandemic will have on our financial position and results of operations at this time, but these measures, along with amounts available to be drawn on our credit facility, cash on hand, and other cash flows from operations are expected to provide ample liquidity for the next 12 months. As such, we have concluded that our plans are probable of being achieved to alleviate substantial doubt about our ability to continue as a going concern.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations, cash on hand and amounts available under our credit facility. As discussed in “— Outlook” above and in “Note 14 - Subsequent Events” to the accompanying unaudited condensed consolidated financial statements and “Item 1A. Risk Factors” included in Part II of this Quarterly Report, we expect the COVID-19 pandemic and other market volatility factors including production decisions made by OPEC and its affiliate countries to have a material, adverse impact on future revenue growth and overall profitability for the foreseeable future.

Our working capital deficit decreased to $39.4 million at March 31, 2020, compared to $49.8 million at December 31, 2019, largely due to fluctuations in the timing and amount of payments of accounts payable and accrued expenses as capital expenditures continue to decrease, and an increase in our short-term derivatives assets at March 31, 2020 resulting from a significant decrease in the market price for oil compared to contract prices for our open oil derivatives at March 31, 2020. These increases in working capital were partially offset by a decrease in accounts receivable for oil and gas sales as revenues continue to decline.

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

Our cash flows for the three-month periods ended March 31, 2020, and 2019 are presented in the following table and discussed below (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$18,103	$31,570
Cash flows used in investing activities	(4,463)	(61,587)
Cash flows (used in) provided by financing activities	(11,867)	19,707
Net increase (decrease) in cash and cash equivalents	$1,773	$(10,310)

Cash Flows from Operating Activities

The $13.5 million decrease in cash flows from operating activities for the three-month period ended March 31, 2020 compared to the same period in 2019, is primarily due to the significant decline in revenues, which was partially offset by reductions in general and administrative costs and lease operating expenses as well as the other changes in working capital discussed above.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the three-month period ended March 31, 2020 primarily reflects cash payments made for capital expenditures accrued at December 31, 2019 as shown in the table below. As previously discussed, we have significantly reduced our 2020 capital expenditures program due to current commodity price and demand volatility.

During the three-month period ended March 31, 2019, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities. Our capital expenditure program focuses on the development of our highest return projects while maintaining capital discipline and developing additional knowledge of our asset bases.

Capital expenditures for the three-month periods ended March 31, 2020, and 2019 are summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital Expenditures
Drilling and completion	$1,425	$70,232
Leasehold and geophysical	503	1,069
Other - corporate	—	143
Capital expenditures, excluding acquisitions (on an accrual basis)	1,928	71,444
Acquisitions	—	(326)
Capital expenditures, including acquisitions	1,928	71,118
Change in capital accruals(1)	3,524	(9,190)
Total cash paid for capital expenditures	$5,452	$61,928
__________________
1.Reflects cash paid or adjustments to accruals during the period presented for expenditures related to the prior year's capital program.

Cash Flows from Financing Activities

Cash provided by financing activities for the three-month period ended March 31, 2020 consisted primarily of net borrowings under the credit facility.

Indebtedness

See “— Recent Events,” “Note 7 - Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of our credit facility's terms and covenant restrictions.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2019, our contractual obligations included asset retirement obligations, long-term debt obligations and leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds.

Our long-term debt outstanding decreased by $11.5 million at March 31, 2020 compared to December 31, 2019, due to repayments of a portion of the borrowings previously drawn on the Company's credit facility, which matures in April 2021. There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2019 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first three months of 2020.

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

Historically, we have used a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At March 31, 2020, our commodity derivative contracts consisted of fixed price oil swaps under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

At March 31, 2020, our open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional (MBbls)	Weighted Average Fixed Price
April 2020 - June 2020	182	$60.00

In April 2020, we entered into additional natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

Natural Gas Price Swaps

	Notional (MMBtu)	Weighted Average Fixed Price
May 2020 - October 2020	6,750	$2.13

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in the fair value of our derivative contracts are recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on a comparison of future prices to the contract price at the period-end.

The following table summarizes derivative activity for the three-month periods ended March 31, 2020, and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
(Gain) loss on commodity derivative contracts	$(10,226)	$209
Cash received on settlements	$(4,087)	$(5,078)

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. This limits our maximum amount of loss under derivative transactions due to credit to the net amounts due from the counterparties under any outstanding commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is also a lender under the credit facility can be offset against amounts owed, if any, to such counterparty. As of March 31, 2020, the counterparties to our open commodity derivative contracts consisted of two financial institutions, both of which are also lenders under our credit facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. As discussed in “Note 1 - Basis of Presentation” to the accompanying unaudited consolidated financial statements, we adopted ASU 2016-13 on January 1, 2020, and recorded an immaterial adjustment to our joint interest receivables for estimated credit losses on our joint interest receivables.

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had $46.0 million in outstanding variable rate debt as of March 31, 2020.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Discovery in each of the Cases closed on June 19, 2019. Following a hearing on class certification in each of the Cases on September 6, 2019, the court granted class certification in In re SandRidge Energy, Inc. Securities Litigation on September 30, 2019. The motion for class certification in Lanier Trust remains pending. On April 2, 2020, the individual defendants and SandRidge Mississippian Trust I filed motions for summary judgment seeking the dismissal of all claims asserted against them in the Lanier Trust matter. The motions remain pending.

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

ITEM 1A. Risk Factors

Other than the risk factors below, there have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2019 Form 10-K.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL. If the reduced demand for and prices of crude oil, natural gas and NGL continue for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. Further, our business plan, including our financing and liquidity plan, includes, among other things, planned divestitures. If general economic conditions or conditions in the energy industry continue to deteriorate or remain uncertain for an extended period of time, we may not be able to complete these transactions on favorable terms, in a timely manner or at all. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Crude oil prices declined significantly in the first quarter of 2020 and, if oil prices continue to decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

In the first quarter of 2020, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. If crude oil prices continue to decline or remain at current levels for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended March 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
January 1, 2020 - January 31, 2020	—	$—	N/A	N/A
February 1, 2020 - February 29, 2020	—	$—	N/A	N/A
March 1, 2020 - March 31, 2020	240	$2.16	N/A	N/A
Total	240		—
___________________
(1) Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
10.1	Offer Letter, dated April 6, 2020, by and between the Company and Carl F. Giesler, Jr.	8-K	001-33784	10.1	4/7/2020
10.2	Letter Agreement, dated February 21, 2020, by and between the Company and John Suter	10-K	001-33784	10.11	2/27/2020
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: May 19, 2020	By:	/s/ Michael A. Johnson
Michael A. Johnson Senior Vice President and Chief Financial Officer