Form 10-Q/A
period 2020-03-31
SANDRIDGE ENERGY INC
filed 2020-06-02
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No 
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 12, 2020, was 35,779,494.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of SandRidge Energy, Inc. (the “Company”) for the quarterly period ended March 31, 2020 that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2020 (the “Form 10-Q”) is to add this Explanatory Note, which was inadvertently omitted from the Form 10-Q.

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 8, 2020, the filing of the Form 10-Q was delayed due to the circumstances related to the COVID-19 pandemic. COVID-19 caused the Company’s headquarters in Oklahoma City, Oklahoma to close due to suggested and mandated stay-at-home orders. In addition, the Company issued a work from home policy to protect its employees and others from potential virus transmission. The office closure and work from home policy resulted in limited availability of key personnel required to assist in the preparation of the Form 10-Q. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) to delay the filing of the Form 10-Q.

As required under Rule 12b-15 under the Securities Exchange Act if 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Form 10-Q other than as set forth above. Capitalized terms used but not defined herein shall have the meaning ascribed to them in the Form 10-Q.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
10.1	Offer Letter, dated April 6, 2020, by and between the Company and Carl F. Giesler, Jr.	8-K	001-33784	10.1	4/7/2020
10.2	Letter Agreement, dated February 21, 2020, by and between the Company and John Suter	10-K	001-33784	10.11	2/27/2020
31.1	Section 302 Certification—Chief Executive Officer	10-Q	001-33784	31.1	5/19/2020
31.2	Section 302 Certification—Chief Financial Officer	10-Q	001-33784	31.2	5/19/2020
31.3	Section 302 Certification – Chief Executive Officer					*
32.4	Section 302 Certification – Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer	10-Q	001-33784	32.1	5/19/2020
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: June 2, 2020	By:	/s/ Michael A. Johnson
Michael A. Johnson Senior Vice President and Chief Financial Officer