Form 10-Q
period 2020-06-30
SANDRIDGE ENERGY INC
filed 2020-08-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 29, 2020, was 35,814,879.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2020

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$13,473	$4,275
Restricted cash - other	1,454	1,693
Accounts receivable, net	16,608	28,644
Derivative contracts	2,004	114
Prepaid expenses	2,218	3,342
Assets held for sale	35,447	—
Other current assets	80	538
Total current assets	71,284	38,606
Oil and natural gas properties, using full cost method of accounting
Proved	1,489,793	1,484,359
Unproved	22,753	24,603
Less: accumulated depreciation, depletion and impairment	(1,335,830)	(1,129,622)
	176,716	379,340
Other property, plant and equipment, net	106,665	188,603
Other assets	766	1,140
Total assets	$355,431	$607,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,996	$64,937
Current maturities of long-term debt	59,000	—
Asset retirement obligation	22,055	22,119
Liabilities held for sale	403	—
Other current liabilities	1,120	1,367
Total current liabilities	124,574	88,423
Long-term debt	—	57,500
Asset retirement obligation	52,879	52,897
Other long-term obligations	3,209	6,417
Total liabilities	180,662	205,237
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,865 issued and outstanding at June 30, 2020 and 35,772 issued and outstanding at December 31, 2019	36	36
Warrants	88,520	88,520
Additional paid-in capital	1,060,019	1,059,253
Accumulated deficit	(973,806)	(745,357)
Total stockholders’ equity	174,769	402,452
Total liabilities and stockholders’ equity	$355,431	$607,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Oil, natural gas and NGL	$16,448	$75,196	$56,587	$148,244
Other	207	192	397	380
Total revenues	16,655	75,388	56,984	148,624
Expenses
Lease operating expenses	8,698	25,076	24,340	47,855
Production, ad valorem, and other taxes	1,854	5,877	5,053	10,957
Depreciation and depletion — oil and natural gas	13,348	39,419	38,203	75,884
Depreciation and amortization — other	1,739	2,986	4,373	5,929
Impairment	201,784	—	209,754	—
General and administrative	4,314	10,084	9,797	20,023
Restructuring expenses	444	—	444	—
Employee termination benefits	1,993	4,465	5,247	4,465
(Gain) loss on derivative contracts	(2,241)	—	(12,467)	209
Other operating expense	108	37	385	119
Total expenses	232,041	87,944	285,129	165,441
Loss from operations	(215,386)	(12,556)	(228,145)	(16,817)
Other income (expense)
Interest expense, net	(447)	(702)	(1,084)	(1,287)
Other income (expense), net	58	(26)	134	(457)
Total other expense	(389)	(728)	(950)	(1,744)
Loss before income taxes	(215,775)	(13,284)	(229,095)	(18,561)
Income tax expense (benefit)	4	—	(646)	—
Net loss	$(215,779)	$(13,284)	$(228,449)	$(18,561)
Loss per share
Basic	$(6.06)	$(0.38)	$(6.42)	$(0.53)
Diluted	$(6.06)	$(0.38)	$(6.42)	$(0.53)
Weighted average number of common shares outstanding
Basic	35,611	35,356	35,581	35,339
Diluted	35,611	35,356	35,581	35,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2020
Balance at December 31, 2019	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452
Stock-based compensation	—	—	—	—	185	—	185
Issuance of common stock for general unsecured claims	38	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	47	—	—	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(12,670)	(12,670)
Balance at March 31, 2020	35,810	$36	6,706	$88,520	$1,059,437	$(758,027)	$389,966
Stock-based compensation	—	—	—	—	583	—	583
Issuance of stock awards, net of cancellations	55	—	—	—	—	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—		(215,779)	(215,779)
Balance at June 30, 2020	35,865	$36	6,706	$88,520	$1,060,019	$(973,806)	$174,769

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2019
Balance at December 31, 2018	35,687	$36	6,604	$88,516	$1,055,164	$(295,995)	$847,721
Stock-based compensation	—	—	—	—	1,073	—	1,073
Issuance of warrants for general unsecured claims	—	—	1	2	(2)	—	—
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(5,277)	(5,277)
Balance at March 31, 2019	35,687	$36	6,605	$88,518	$1,056,235	$(301,329)	$843,460
Issuance of stock awards, net of cancellations	75	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,170	—	2,170
Cash paid for whithholdings on vested stock awards	—	—	—	—	(205)	—	(205)
Net loss	—	—	—	—	—	(13,284)	(13,284)
Balance at June 30, 2019	35,762	$36	6,605	$88,518	$1,058,200	$(314,613)	$832,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,449)	$(18,561)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	283	(91)
Depreciation, depletion, and amortization	42,576	81,813
Impairment	209,754	—
Debt issuance costs amortization	318	238
Write off of debt issuance costs	—	142
(Gain) loss on derivative contracts	(12,467)	209
Cash received on settlement of derivative contracts	10,577	5,078
Loss (gain) on sale of assets	78	—
Stock-based compensation	749	3,104
Other	68	(57)
Changes in operating assets and liabilities	(10,025)	(9,402)
Net cash provided by operating activities	13,462	62,473
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(6,814)	(123,676)
Acquisition of assets	—	236
Proceeds from sale of assets	1,506	852
Net cash used in investing activities	(5,308)	(122,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	39,000	112,596
Repayments of borrowings	(37,500)	(60,596)
Reduction of financing lease liability	(694)	(635)
Debt issuance costs	—	(901)
Cash paid for tax withholdings on vested stock awards	(1)	(205)
Net cash provided by financing activities	805	50,259
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	8,959	(9,856)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	5,968	19,645
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$14,927	$9,789
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(812)	$(949)
Cash received for income taxes	$616	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$704	$17,224
Right-of-use assets obtained in exchange for financing lease obligations	$67	$2,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas acquisition, development and production company headquartered in Oklahoma City, Oklahoma with a principal focus on developing and producing hydrocarbon resources in the United States.

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

Going Concern Consideration. The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company currently has a borrowing base of $75.0 million under its credit facility and as of June 30, 2020 the Company had $59.0 million outstanding under its credit facility and $4.3 million in outstanding letters of credit, which reduces availability under the restated credit facility on a dollar-for-dollar basis. This leaves an additional $11.7 million available to be borrowed under the credit facility.

The Company is under contract to sell the Company's corporate headquarters building. In addition, management has begun communications with its lenders, and other capital providers, to refinance the balance of the outstanding credit facility, which matures on April 1, 2021. The due diligence period for the building sale has expired, and the sale is expected to close during the third quarter of 2020. In addition to using cash flows from operations, management's plans include repaying the outstanding credit facility borrowings, at or before maturity, using the proceeds from the contracted sale of the building, refinancing the credit facility, or both.

In its evaluation of going concern, in accordance with ASC 205-40, management evaluated relevant conditions and events regarding the Company's ability to meet future obligations without taking into consideration management's plans to refinance its existing debt or sell its corporate headquarters. Based on that evaluation, the Company currently does not project that it will have sufficient cash on hand or available liquidity to repay the outstanding credit facility balance on the maturity date, which gives rise to substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans discussed above, however, are probable of being achieved and would alleviate substantial doubt about its ability to continue as a going concern.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Recently Adopted Accounting Pronouncements. ASU 2016-13 - In March 2016, the FASB issued ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the previously required incurred loss approach with an expected loss model for instruments measured at amortized cost. The company adopted this ASU on January 1, 2020 using a modified retrospective approach; however, the impact was not material upon adoption.

Recent Accounting Pronouncements Not Yet Adopted. ASU 2020-04 - In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting. This ASU provides optional practical expedients and exceptions for applying US GAAP provisions to contracts, hedging relationships, and other transactions that reference LIBOR, or other reference rates expected to be discontinued because of reference rate reform, if certain criteria are met. The provisions of this ASU do not apply to contract modifications made and hedging transactions entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in ASU 2020-04 are effective, for all entities, as of March 12, 2020 through December 31, 2022. The Company is currently reviewing the potential impact of the upcoming LIBOR reference rate change on its current contracts and hedging relationships and will determine the applicable provisions of ASU 2020-04.

ASU 2019-12 - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies various aspects of accounting for income taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax laws, and year-to-date loss limitation in interim-period tax accounting. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets and other assets, accounts payable and accrued expenses, other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2020, and December 31, 2019. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below. Further, the fair value of our assets held for sale is calculated using Level 2 inputs, which is discussed in Note 6. No other adjustments to fair value were required for other property, plant and equipment for the three and six-month periods ended June 30, 2020 and 2019.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
basis. The Company had assets classified in Level 2 of the hierarchy as of June 30, 2020 and December 31, 2019, as described below.

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

Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

June 30, 2020

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$2,004	$—	$—	$2,004
	$—	$2,004	$—	$—	$2,004

December 31, 2019

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$114	$—	$—	$114
	$—	$114	$—	$—	$114

____________________
(1) Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six-month periods ended June 30, 2020 and 2019.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes derivative activity for the three and six-month periods ended June 30, 2020, and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Gain) loss on commodity derivative contracts	$(2,241)	$—	$(12,467)	$209
Cash received on settlements	$6,490	$—	$10,577	$5,078

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of June 30, 2020, the counterparties to the Company's open commodity derivative contracts consisted of two financial institutions, both of which are also lenders under the Company's credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s credit facility.

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the credit facility as of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$2,004	$—	$2,004	$—	$2,004
Total	$2,004	$—	$2,004	$—	$2,004

December 31, 2019

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$114	$—	$114	$—	$114
Total	$114	$—	$114	$—	$114

At June 30, 2020, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional (MMBtu)	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: July 2020 - October 2020	4,920,000	$2.14

Further, subsequent to June 30, 2020, in July 2020, the Company entered into derivative contracts consisting of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Notional (MMBtu)	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: November 2020 - December 2020	2,135,000	$2.54
Natural Gas Price Swaps: January 2021 - December 2021	10,950,000	$2.61

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of June 30, 2020 and December 31, 2019, on a gross basis without regard to same counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	June 30, 2020	December 31, 2019
Derivative assets
Oil price swaps	Derivative contracts-current	$—	$114
Natural gas price swaps	Derivative contracts-current	2,004	—
Total net derivative contracts		$2,004	$114

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Oil and natural gas properties
Proved	$1,489,793	$1,484,359
Unproved	22,753	24,603
Total oil and natural gas properties	1,512,546	1,508,962
Less accumulated depreciation, depletion and impairment	(1,335,830)	(1,129,622)
Net oil and natural gas properties	176,716	379,340

Land	200	4,400
Electrical infrastructure	121,818	126,482
Other non-oil and natural gas equipment	1,934	12,665
Buildings and structures	3,603	77,148
Financing leases	1,552	2,109
Total	129,107	222,804
Less accumulated depreciation and amortization	(22,442)	(34,201)
Other property, plant and equipment, net	106,665	188,603
Total property, plant and equipment, net	$283,381	$567,943

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
See Note 5 for discussion of impairment of property, plant and equipment, and Note 6 for discussion of the pending divestiture of the Company's headquarters in Oklahoma City, OK, which is included in buildings and structures in the table above as of December 31, 2019.

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

In the three-month period ended June 30, 2020, we recorded a total impairment charge of $201.8 million, which included a full cost ceiling limitation impairment charge of $163.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters, classified as assets held for sale, to its estimated fair value less estimated costs to sell the building.

In the six-month period ended June 30, 2020, we recorded a total impairment charge of $209.8 million, which included a full cost ceiling limitation impairment charge of $171.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters, classified as assets held for sale, to its estimated fair value less estimated costs to sell the building.

The ceiling limitation impairment charges recorded in the six-month period ended June 30, 2020 resulted from various factors, including a decrease in proved reserve value driven by a significant decline in the trailing twelve-month weighted average oil and natural gas prices in the first and second quarters of 2020. No impairment was recorded for the three and six-month period ended June 30, 2019. Impairment charges for the Company's office headquarters is further discussed in Note 6.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices ("SEC prices") as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2020 were $47.17 per barrel of oil and $2.07 per Mcf of natural gas, before price differential adjustments.

6. Assets and Liabilities Held for Sale

In May 2020, the Company entered into an agreement for the sale of its corporate headquarters building located in Oklahoma City, OK. The Company expects the sale to be completed in the third quarter of 2020 after a due diligence period and result in proceeds of approximately $35.5 million. The agreement includes an earnest money provision to be provided by the buyer in an amount of $0.1 million.

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified its corporate headquarters building net carrying amount from Other property, plant and equipment, net, to Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2020. The Company also reclassified the liabilities associated with the corporate headquarters building from Accounts payable and accrued expenses to Liabilities held for sale on the Condensed Consolidated Balance Sheets at June 30, 2020. Further we recorded an impairment charge of $38.0 million in the three-month period ended June 30, 2020 to write down the net carrying amount of the office headquarters building assets to their estimated fair value less estimated costs to sell the building. The impairment charge is included in the Impairment line item of the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2020. No impairment charges were recorded for the corporate headquarters building assets in the three and six-month period ended June 30, 2019. Prior to the sale of the building, the carrying value of the building was assessed for impairment using undiscounted cash flow measures as prescribed under ASC 360-10-35, rather than fair value.

The table below sets forth an analysis of the Company's assets and liabilities held for sale at June 30, 2020 (in thousands):

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Assets held for sale at June 30, 2020:
Net carrying amount before impairment		$73,447
Less: asset write-down to fair value	$(37,947)
Less: estimated cost of sale	(53)
Subtotal impairment charges		(38,000)
Assets held for sale balance at June 30, 2020		$35,447

Liabilities held for sale at June 30, 2020:
Accounts payable		$6
Accrued expenses		397
Liabilities held for sale balance at June 30, 2020		$403

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and other accrued expenses	$17,469	$29,423
Production payable	12,427	22,530
Payroll and benefits	5,183	7,021
Taxes payable	6,288	4,988
Drilling advances	479	514
Accrued interest	150	461
Total accounts payable and accrued expenses	$41,996	$64,937

8. Debt

Credit Facility.

As of June 30, 2020, the Company had a borrowing base of $75.0 million under its credit facility, with $59.0 million outstanding and $4.3 million in outstanding letters of credit, which reduces availability under the credit facility on a dollar-for-dollar basis. This leaves $11.7 million available to be drawn under the credit facility. The next borrowing base redetermination is expected to occur during the fourth quarter of 2020. The credit facility matures on April 1, 2021.

The interest rate on outstanding borrowings under the credit facility was determined by a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 2.00% to 3.00% per annum, or (b) the base rate plus an applicable margin that varies from 1.00% to 2.00% per annum. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the credit facility. During the three and six-month period ended June 30, 2020, the weighted average interest rate paid for borrowings outstanding under the credit facility was approximately 3.0% and 3.4%, respectively.

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

The credit facility includes events of default and certain customary affirmative and negative covenants. The Company must also continue to maintain certain financial covenants including (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of June 30, 2020, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of 0.5 and consolidated interest coverage ratio of 27.93.

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

Discovery in each of the Cases closed on June 19, 2019. Following a hearing on class certification in each of the Cases on September 6, 2019, the court granted class certification in In re SandRidge Energy, Inc. Securities Litigation on September 30, 2019. The motion for class certification in Lanier Trust remains pending. On April 2, 2020, the individual defendants and SandRidge Mississippian Trust I filed motions for summary judgment seeking the dismissal of all claims asserted against them in the Lanier Trust matter. On the same date, the individual defendants filed motions for summary judgment seeking the dismissal of all claims asserted against them In re SandRidge Energy, Inc. Securities Litigation. The motions remain pending.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at June 30, 2020. As a result, the Company had no federal or state income tax expense and recorded an insignificant income tax benefit for the six-month period ended June 30, 2020. The benefit is related to previously sequestered alternative minimum tax (AMT) refund amounts released to the Company during the current quarter. The Company has no remaining AMT credits to be refunded. The Company had no federal or state income tax expense or benefit for the six-month period ended June 30, 2019.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 during 2016 that subjected certain of the Company’s tax attributes, including net operating losses ("NOLs"), to an IRC Section 382 limitation. This limitation has not resulted in cash taxes for any period subsequent to the ownership change. Since the 2016 ownership change, the Company has generated additional NOLs and other tax attributes that are not currently subject to an IRC Section 382 limitation. The Company's ability to use NOLs and other tax attributes to reduce taxable income and income taxes could be materially impacted by a future IRC 382 ownership change. Future transactions involving the Company's stock, including those outside of the Company's control, could cause an IRC 382 ownership change resulting in a limitation on tax attributes currently not limited and a more restrictive limitation on tax attributes currently subject to the previous IRC 382 limitation. On July 1, 2020, the Company entered into a Tax Benefits Preservation Plan (defined below) to protect shareholder value against a possible limitation on the Company's ability to use its NOLs. See Note 15 for more information.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 NOLs, removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the six months ended June 30, 2020, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act.

Subsequent to June 30, 2020, in July 2020, the U.S. Treasury Department released final and proposed regulations on IRC Section 163(j) which limits business interest expense deductions. These regulations apply to tax years beginning January 1, 2021. However, taxpayers may choose to apply these regulations to tax years beginning after December 31, 2017. The

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Company is currently in the process of evaluating the effect of these regulations on its consolidated financial statements and related disclosures.

11. Equity

Common Stock, Performance Share Units, and Stock Options. At June 30, 2020, the Company had approximately 35.9 million shares of common stock, par value $0.001 per share, issued and outstanding. Further, at June 30, 2020, the Company had approximately 0.2 million shares of unvested restricted stock awards, 1.0 million shares of unvested restricted stock units, 0.1 million unvested stock options, and 0.1 million unvested performance share units.

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

12. Revenues

The following table disaggregates the Company’s revenue by source for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Oil	$11,554	$55,615	$40,208	$98,774
NGL	1,591	9,413	7,525	22,524
Natural gas	3,303	10,168	8,854	26,946
Other	207	192	397	380
Total revenues	$16,655	$75,388	$56,984	$148,624

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of June 30, 2020, and December 31, 2019, the Company had revenues receivable of $11.0 million and $22.3 million, respectively, and did not record any bad debt expense on revenues receivable during the three and six-month periods ended June 30, 2020 and 2019.

13. Employee Termination Benefits

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company as a result of a reduction in workforce in the three and six-month period ended June 30, 2020 and 2019. The following tables presents a summary of employee termination benefits for the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Cash	Share-Based Compensation (1)	Number of Shares	Total Employee Termination Benefits
Three Months Ended June 30, 2020
Executive Employee Termination Benefits	$1	$—	—	$1
Other Employee Termination Benefits	1,992	—	—	1,992
	$1,993	$—	—	$1,993
Three Months Ended June 30, 2019
Executive Employee Termination Benefits	$877	$478	37	$1,355
Other Employee Termination Benefits	2,609	501	44	3,110
	$3,486	$979	81	$4,465
Six Months Ended June 30, 2020
Executive Employee Termination Benefits	$4	$—	$—	$4
Other Employee Termination Benefits	5,203	40	4	5,243
	$5,207	$40	$4	$5,247
Six Months Ended June 30, 2019
Executive Employee Termination Benefits	$877	$478	37	$1,355
Other Employee Termination Benefits	2,609	501	44	3,110
	$3,486	$979	81	$4,465

____________________
(1) Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the reduction in workforce in the three and six-month period ended June 30, 2020 and 2019 and reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
14. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net (Loss) Earnings	Weighted Average Shares	(Loss) Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended June 30, 2020
Basic loss per share	$(215,779)	35,611	$(6.06)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(215,779)	35,611	$(6.06)
Three Months Ended June 30, 2019
Basic loss per share	$(13,284)	35,356	$(0.38)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted earnings per share	$(13,284)	35,356	$(0.38)
Six Months Ended June 30, 2020
Basic loss per share	$(228,449)	35,581	$(6.42)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(228,449)	35,581	$(6.42)
Six Months Ended June 30, 2019
Basic loss per share	$(18,561)	35,339	$(0.53)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Diluted loss per share	$(18,561)	35,339	$(0.53)
____________________

(1) No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three and six-month periods ended June 30, 2020 and 2019, as their effect was antidilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15. Subsequent Events

The Tax Benefits Preservation Plan

On July 1, 2020, the board of directors (the “Board”) of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share to stockholders of record at the close of business on July 13, 2020 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share (the “Preferred Stock”), at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan (the “Tax Benefits Preservation Plan”), dated as of July 1, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

Officers and Directors of the Company

Effective July 1, 2020, the Board appointed Mr. Salah Gamoudi as the Company’s Chief Financial Officer and Chief Accounting Officer. Mr. Gamoudi, age 34, most recently served as the Company’s Vice President of Accounting and Finance beginning April 27, 2020. Prior to joining the Company, Mr. Gamoudi served as Vice President and Chief Accounting Officer at Jones Energy, Inc. from October 2018 to April 2020. Jones Energy, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 14, 2019. Immediately before serving as Vice President and Chief Accounting Officer at Jones Energy, Inc., Mr. Gamoudi served as Chief Accounting Officer and Controller of Remora Petroleum, L.P. from 2017 to 2018. From 2015 to 2017, he served as Corporate Controller of Glacier Oil & Gas and its predecessor company, Miller Energy Resources, Inc. (“Miller Energy”). Miller Energy filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2015. From 2013 to 2015, he served as SOX and Internal Audit Manager of LRR Energy, L.P. and Lime Rock Resources. Prior to that, he served as an auditor for Deloitte & Touche LLP and for Ernst & Young LLP. Mr. Gamoudi has a Bachelor of Arts in Accounting from Portland State University and is a Certified Public Accountant.

Consistent with his employment letter dated April 24, 2020, effective July 29, 2020, the Board of the Company, upon the recommendation of the Board’s Nominating and Governance Committee, appointed Mr. Carl F. Giesler, Jr., the Company’s President and Chief Executive Officer, to serve as a member of the Board.

Prior to joining the Company, Mr. Giesler served as the Chief Executive Officer and a Director at Jones Energy, Inc. from July 2018 through January 2020. Jones Energy, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 14, 2019. Mr. Giesler previously served as the Chief Executive Officer and a Director of Glacier Oil & Gas Corp. and its predecessor company, Miller Energy Resources, Inc. (“Miller Energy”), from September 2014 to July 2018. Miller Energy filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2015. Immediately prior to joining Glacier Oil & Gas Corp., Mr. Giesler served as a Managing Director with Harbinger Group Inc. where he led its oil and gas investment efforts since October 2011. Prior to joining Harbinger Group Inc., Mr. Giesler served in various oil and gas principal investing, financial and other roles with Harbinger Capital Partners, AIG FP, Morgan Stanley and Bain & Company. In addition to serving as a Director of Glacier Oil & Gas Corp. and its predecessor companies, Mr. Giesler has also served on the boards of Compass Production Partners, LP and North American Energy Partners, Inc. Mr. Giesler received his Bachelor of Arts from the University of Virginia and his Juris Doctorate from Harvard Law School. He is also a CFA Charterholder.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Mr. Giesler’s initial term as a member of the Board will end at the annual meeting of stockholders to be held in 2021. Mr. Giesler’s appointment was not pursuant to any arrangements or understandings between Mr. Giesler and the Company or any other person. Mr. Giesler has no direct or indirect material interest in any transaction or series of similar transactions contemplated by Item 404(a) of Regulation S-K. As a non-independent Director, the Company will not compensate Mr. Giesler for his services rendered as a member of the Board. However, Mr. Giesler will enter into the Company’s standard form of Directors’ indemnification agreement with the Company, pursuant to which the Company agrees to indemnify its Directors to the fullest extent permitted by applicable law and to advance expenses in connection with proceedings as described in the indemnification agreement.

Royalty Trust Right of First Refusal

The Company is a party to the Amended and Restated Trust Agreement of SandRidge Mississippian Trust II (the “Trust”), dated April 23, 2012, by and among the Company, the Bank of New York Mellon Trust Company, N.A., and the Corporation Trust Company (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company has a right of first refusal with respect to any sale of assets of the Trust to a third party following the occurrence of certain events (a “Triggering Event”). On February 14, 2020, the Trust began dissolving and winding up its activities, which is a Triggering Event. In April 2020, the Trust engaged a third-party advisor to assist with the marketing and sale of the Trust’s overriding royalty interests, which are in wells operated by the Company and subject to the right of first refusal. The Board and the Company evaluated the opportunity to acquire the properties related to the Trust’s overriding royalty interests and determined that it would be in the Company’s best interests to acquire such interests for a gross purchase price of $5.25 million (net purchase price of $3.28 million, given the Company's 37.6% ownership of the Trust).

On August 6, 2020 the Board authorized and the Company exercised its right of first refusal. The Company is currently negotiating this transaction.

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

The financial information with respect to the three and six-month periods ended June 30, 2020, and 2019, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on the acquisition, development and production of hydrocarbon resources in the United States.

Given current economic conditions, we have further reduced our capital expenditures budget for 2020 from $25.9 million to $4.6 million, which is exclusively comprised of capital workovers. We did not drill or complete any wells during the three and six-month period ended June 30, 2020, and do not expect to drill or complete any wells during 2020. During the three and six-month periods ended June 30, 2019, we drilled nine and 21 gross wells, respectively (6.6 and 13.5 net wells, respectively). Three and 11 of the gross wells drilled respectively in the three and six-month periods ended June 30, 2019 were located in the Mid-Continent. The remaining six and 10 gross wells drilled respectively in the three and six-month periods ended June 30, 2019 were located in the North Park Basin.

The chart below shows production by product for the three and six-month periods ended June 30, 2020 and 2019:

Recent Events

•Effective July 29, 2020, the Board, upon recommendation of the Board's Nominating and Governance Committee, appointed Mr. Carl F. Giesler, Jr., the Company's President and Chief Executive Officer, to serve as a member of the Board. Mr. Giesler's initial term as a member of the Board will end at the annual meeting of stockholders to be held in 2021.

•In July 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock, par value $0.001 per share to stockholders of record at the close of business on July 13, 2020. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”).

•Effective July 1, 2020, the Board appointed Mr. Salah Gamoudi as the Company’s Chief Financial Officer and Chief Accounting Officer. Mr. Gamoudi, age 34, most recently served as the Company’s Vice President of Accounting and Finance beginning April 27, 2020. Prior to joining the Company, Mr. Gamoudi served as a Vice President and Chief Accounting Officer at Jones Energy, Inc. from October 2018 to April 2020. Jones Energy, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 14, 2019. Immediately before serving as Vice President and Chief Accounting Officer at Jones Energy, Inc., Mr. Gamoudi served as Chief Accounting Officer and Controller of Remora Petroleum, L.P. from 2017 to 2018. From 2015 to 2017, he served as Corporate Controller of Glacier Oil & Gas and its predecessor entity. From 2013 to 2015, he served as SOX and Internal Audit Manager of LRR Energy, L.P. and Lime Rock Resources. Prior to that, he served as an auditor for Deloitte and for Ernst & Young LLP. Mr. Gamoudi has a Bachelor of Arts in Accounting from Portland State University and is a Certified Public Accountant.

•In May 2020, we entered into an agreement for the sale of our corporate headquarters building located in Oklahoma City, OK. We expect the sale to be completed in the third quarter of 2020 for proceeds of approximately $35.5 million.

•Royalty Trust: SandRidge Mississippian Trust II: The Company is a party to the Amended and Restated Trust Agreement of SandRidge Mississippian Trust II (the “Trust”), dated April 23, 2012, by and among the Company, the Bank of New York Mellon Trust Company, N.A., and the Corporation Trust Company (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company has a right of first refusal with respect to any sale of assets of the Trust to a third party following the occurrence of certain events (a “Triggering Event”). On February 14, 2020, the Trust began dissolving and winding up its activities, which is a Triggering Event. In April 2020, the Trust engaged a third-party advisor to assist with the marketing and sale of the Trust’s overriding royalty interests, which are in wells operated by the Company and subject to the right of first refusal. The Board and the Company evaluated the opportunity to acquire the properties related to the Trust’s overriding royalty interests and determined that it would be in the Company’s best interests to acquire such interests for a gross purchase price of $5.25 million (net purchase price of $3.28 million, given the Company's 37.6% ownership of the Trust). On August 6, 2020 the Board authorized and the Company exercised its right of first refusal. The Company is currently negotiating this transaction.

•On April 14, 2020, upon mutual agreement, we announced the planned departures of Michael A. Johnson from his position as Senior Vice President and Chief Financial Officer and John P. Suter from his position as Executive Vice President and Chief Operating Officer, effective July 1, 2020.

•On April 5, 2020, Bob G. Alexander, a member of the Board passed away. Mr. Alexander served on both the Audit Committee and Nominating Committee of the Board. Following Mr. Alexander’s passing, the Board appointed John. J. Lipinski to the Audit Committee and appointed Jonathan Christodoro to the Nominating and Governance Committee and appointed Mr. Lipinski as chairman of the committee.

•Effective April 6, 2020, the Board appointed Carl F. Giesler, Jr. as the Company’s President and Chief Executive Officer.

•In April 2020, additional personnel and non-personnel cost reductions were carried out and our capital expenditures guidance was revised in order to further reduce future costs as discussed in “Outlook” below.

•In April 2020, the borrowing base on our credit facility was reduced to $75.0 million from $225.0 million during the semi-annual redetermination. The credit facility has a maturity date of April 1, 2021 and amounts outstanding after April 1, 2020 are considered short-term borrowings under GAAP.

•In December 2019, COVID-19 was identified and subsequently declared a pandemic by the World Health Organization in March 2020. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL, and we had to close our headquarters and issue a work from home policy to protect our employees and others from potential virus transmission.

Outlook

The COVID-19 pandemic and other pricing volatility caused by the announcement of production increases by Saudi Arabia-led OPEC and Russia caused a steep decline in oil prices in March 2020, which further decreased to historic lows in April 2020. Although we cannot reasonably estimate what the full impact of the COVID-19 pandemic and other market volatility will have on our business, we expect it will have a material, adverse impact on near-term future revenues and overall profitability. As a result, we have withdrawn our guidance from February 2020 and reduced our 2020 capital expenditures budget from $25.9 million to $4.6 million. Additionally, we have implemented several additional initiatives to maximize free cash flow, reduce our debt level, maximize our liquidity position and, ultimately realize greater shareholder value. These initiatives included personnel and non-personnel cost reductions, the sale of the company headquarters, and entering into additional commodity derivative contracts for natural gas during the remainder of calendar year 2020 and in year 2021.

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

To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three and six-month periods ended June 30, 2020, and 2019 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NYMEX Oil (per Bbl)	$28.00	$59.91	$36.83	$57.45
NYMEX Natural gas (per MMBtu)	$1.75	$2.51	$1.81	$2.69

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

Revenues

Consolidated revenues for the three and six-month periods ended June 30, 2020, and 2019 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil	$11,554	$55,615	$40,208	$98,774
NGL	1,591	9,413	7,525	22,524
Natural gas	3,303	10,168	8,854	26,946
Other	207	192	397	380
Total revenues	$16,655	$75,388	$56,984	$148,624

Oil, Natural Gas and NGL Production and Pricing

The Company's production and pricing information for the three and six-month periods ended June 30, 2020, and 2019 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019

Production data
Oil (MBbls)	520	984	1,202	1,833
NGL (MBbls)	681	830	1,451	1,706
Natural gas (MMcf)	5,697	8,476	12,391	17,096
Total volumes (MBoe)	2,151	3,227	4,718	6,388
Average daily total volumes (MBoe/d)	23.6	35.5	25.9	35.3
Average prices—as reported(1)
Oil (per Bbl)	$22.22	$56.52	$33.45	$53.89
NGL (per Bbl)	$2.34	$11.34	$5.19	$13.20
Natural gas (per Mcf)	$0.58	$1.20	$0.71	$1.58
Total (per Boe)	$7.65	$23.30	$11.99	$23.21
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$33.47	$56.52	$41.72	$53.89
NGL (per Bbl)	$2.34	$11.34	$5.19	$13.20
Natural gas (per Mcf)	$0.69	$1.20	$0.77	$1.87
Total (per Boe)	$10.67	$23.30	$14.24	$24.00
__________________
1.Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2020, and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mississippian Lime	1,786	83.0%	2,468	76.5%	3,847	81.5%	5,118	80.2%
NW STACK	143	6.6%	309	9.6%	321	6.8%	545	8.5%
North Park Basin	222	10.3%	450	13.9%	550	11.7%	725	11.3%
Total	2,151	100.0%	3,227	100.0%	4,718	100.0%	6,388	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six-month periods ended June 30, 2020, and 2019 are shown in the table below (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
2019 oil, natural gas and NGL revenues	$75,196	$148,244
Change due to production volumes	$(12,274)	$(20,028)
Change due to average prices	$(46,474)	$(71,629)
2020 oil, natural gas and NGL revenues	$16,448	$56,587

Revenues from oil, natural gas and NGL sales decreased $58.7 million, or 77.9% for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019. Revenues from oil, natural gas and NGL sales decreased $91.6 million or 61.7% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The average prices for oil, natural gas and NGL's declined significantly during both periods, due largely to an increase in anticipated global supplies of these commodities after a pledged increase in oil production from Saudi Arabia-led OPEC, and the reduction in demand stemming from the COVID-19 pandemic. See “Item 1A. Risk Factors” included in Part II of this Quarterly Report for additional discussion of the potential impact these events may have on our future revenues.

The decline in production between the three months ended June 30, 2020 and 2019, as well as the six months ended June 30, 2020 and 2019 largely resulted from the absence of newly drilled wells in 2020 and natural production declines in our existing producing wells in the Mississippian Lime, and to a lesser extent, the NW STACK and North Park Basin.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2020, and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019

Lease operating expenses	$8,698	$25,076	$24,340	$47,855
Production, ad valorem, and other taxes	1,854	5,877	5,053	10,957
Depreciation and depletion—oil and natural gas	13,348	39,419	38,203	75,884
Depreciation and amortization—other	1,739	2,986	4,373	5,929
Total operating expenses	$25,639	$73,358	$71,969	$140,625

Lease operating expenses ($/Boe)	$4.04	$7.77	$5.16	$7.49
Production, ad valorem, and other taxes ($/Boe)	$0.86	$1.82	$1.07	$1.72
Depreciation and depletion—oil and natural gas ($/Boe)	$6.21	$12.22	$8.10	$11.88
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	11.3%	7.8%	8.9%	7.4%

Lease operating expenses decreased by $16.4 million or $3.73/Boe for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Lease operating expenses decreased by $23.5 million or $2.33/Boe for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. These decreases primarily resulted from field personnel reductions in force, in addition to the shut-in of wells that had become uneconomic due to natural production declines and deteriorating pricing in the three and six-month periods ended June 30, 2020.

Production, ad valorem, and other taxes have continued to decrease primarily due to declining production and revenues as discussed above. Further, they have increased as a percentage of oil, natural gas, and NGL revenue for the three and six months ended June 30, 2020 as compared to comparable periods in 2019, primarily due to ad valorem taxes remaining consistent throughout 2020 while revenues have declined during 2020.

The average depreciation and depletion rate for our oil and natural gas properties for the three months ended June 30, 2020 decreased by $6.01/Boe from the three months ended June 30, 2019. The average depreciation and depletion rate for our oil and natural gas properties for the six months ended June 30, 2020 decreased by $3.78/Boe from the six months ended June 30, 2019. These decreases were primarily due to the full cost ceiling test impairments recorded in the third and fourth quarters of 2019, as well as the first quarter of 2020.

Impairment

In the three-month period ended June 30, 2020, we recorded a total impairment charge of $201.8 million, which included a full cost ceiling limitation impairment charge of $163.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters, classified as assets held for sale, to its estimated fair value less estimated costs to sell the building.

In the six-month period ended June 30, 2020, we recorded a total impairment charge of $209.8 million, which included a full cost ceiling limitation impairment charge of $171.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters, classified as assets held for sale, to its estimated fair value less estimated costs to sell the building.

The ceiling limitation impairment charges recorded in the three and six-month period ended June 30, 2020 resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in 2020. No impairment charges were recorded in the three and six month period ended June 30, 2019.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2020 were $47.17 per barrel of oil and $2.07 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended July 7, 2020, as well as the short-term pricing outlook for the remainder of the third quarter 2020, we anticipate the SEC prices utilized in the June 30, 2020 full cost ceiling test may be $43.27 per barrel of oil and $1.96 per Mcf of natural gas, (the "estimated third quarter prices"). Applying these estimated third quarter prices, and holding all other inputs constant to those used in the calculation of our June 30, 2020 ceiling test, we expect to incur an additional impairment charge of approximately $31.9 million in the third quarter of 2020.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as additional declines in the actual trailing twelve-month SEC prices, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves. Any such ceiling test impairments in 2020 could be material to our net earnings.

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the three and six-month periods ended June 30, 2020, and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
General and administrative	$4,314	$10,084	$9,797	$20,023
Restructuring expenses	444	—	444	—
Employee termination benefits	1,993	4,465	5,247	4,465
(Gain) loss on derivative contracts	(2,241)	—	(12,467)	209
Other operating expense	108	37	385	119
Total other operating expenses	$4,618	$14,586	$3,406	$24,816

General and administrative expenses decreased by $5.8 million for the three months ended June 30, 2020, compared to the same period in 2019. General and administrative expenses decreased by $10.2 million for the six months ended June 30, 2020, compared to the same period in 2019. These decreases resulted primarily from a reduction in compensation related costs after completing reductions in force during the second quarter of 2019 and the first half of 2020. Part of the decrease is also due to reductions in professional costs such as legal expenses, audit fees and consulting services.

Restructuring expenses represent fees and costs associated with our outsourcing and relocation of certain corporate specific functions that are of a non-recurring nature.

Employee termination benefits for the three and six-month periods ended June 30, 2020 and 2019 include cash and share-based severance costs incurred for the reduction in force in the relevant periods. See “Note 12 - Employee Termination Benefits” in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2020, and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on commodity derivative contracts	$2,241	$—	$12,467	$(209)
Cash received on settlements	$6,490	$—	$10,577	$5,078

Our derivative contracts are not designated as accounting hedges and, as a result, changes in their fair values are recorded each quarter as a component of operating expenses. Internally, management views the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts. In April 2020, we entered into additional natural gas commodity derivative contracts as discussed in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in Part I of this Quarterly Report.

Other Income (Expense)

The Company’s other income (expense) for the three and six-month periods ended June 30, 2020, and 2019 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other income (expense)
Interest expense, net	$(447)	$(702)	$(1,084)	$(1,287)
Other income (expense), net	58	(26)	134	(457)
Total other expense	$(389)	$(728)	$(950)	$(1,744)

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents, excluding restricted cash, of $13.5 million. Additionally, we had $59.0 million outstanding under our $75.0 million credit facility which matures on April 1, 2021, and $4.3 million in outstanding letters of credit, which reduce the amount available under the credit facility on a dollar-for dollar basis. This leaves an additional $11.7 million available to be borrowed under the credit facility.

As discussed in “— Recent Events” and “— Outlook” above, we have undertaken several initiatives in the second quarter of 2020 which we believe have the potential to positively impact our ability to repay our outstanding credit facility borrowings at or before maturity. These initiatives are also expected to maximize free cash flow, maximize our liquidity position and, ultimately realize greater shareholder value to address the negative impact of the COVID-19 pandemic and commodity price volatility on our financial position and future liquidity. These initiatives included personnel and non-personnel cost reductions, the sale of our corporate headquarters, and entering into commodity derivative contracts for natural gas to reduce our exposure to near term commodity price volatility. We are actively working to refinance the outstanding borrowings under our credit facility.

As of July 31, 2020, we had approximately $16.3 million in cash and cash equivalents, excluding restricted cash, $59.0 million outstanding under our credit facility, and $4.3 million in outstanding letters of credit. Amounts outstanding under the credit facility after April 1, 2020 are classified as short-term borrowings under GAAP. We currently project that we will not have sufficient cash on hand or available liquidity to repay the outstanding credit facility balance at maturity without the company taking specific actions to alleviate this liquidity short-fall. These conditions and events raise substantial doubt about our ability to continue as a going concern. Our failure to close on the corporate building sale and use the proceeds to repay the outstanding borrowings at maturity or otherwise restate or amend our current credit facility terms prior to maturity could result in the potential foreclosure on the collateral securing the credit facility.

We are unable to project the full impact the COVID-19 pandemic will have on our financial position and results of operations at this time, but these measures, along with amounts available to be drawn on our credit facility, cash on hand, and other cash flows from operations are expected to provide ample liquidity for the next 12 months. While we cannot give absolute assurance that our plans will succeed, we have concluded that our plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations, cash on hand and amounts available under our credit facility. As discussed in “— Outlook” above to the accompanying unaudited condensed consolidated financial statements and “Item 1A. Risk Factors” included in Part II of this Quarterly Report, we expect the COVID-19 pandemic and other market volatility factors including production decisions made by OPEC and its affiliate countries to have a material, adverse impact on future revenue growth and overall profitability for the foreseeable future.

We had a working capital deficit of $53.3 million at June 30, 2020, as compared to a deficit of $49.8 million at December 31, 2019. The change was largely due to the negative impact on working capital resulting from the reclassification of our credit facility from long-term debt to current maturities of long-term debt, partially offset by the positive impact resulting from the reclassification of our office headquarters from other property, plant and equipment, net, to assets held for sale. Further, working capital was negatively impacted by a decrease in accounts receivable for oil and gas sales as revenues continue to decline, and was positively impacted by an increase in our short-term derivatives assets at June 30, 2020 resulting from a decrease in the market price for natural gas compared to contract prices for our open natural gas derivatives at June 30, 2020. Management is pursuing an agreement to refinance the outstanding borrowings under the credit facility.

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

Our cash flows for the six-month periods ended June 30, 2020, and 2019 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$13,462	$62,473
Cash flows used in investing activities	(5,308)	(122,588)
Cash flows provided by financing activities	805	50,259
Net increase (decrease) in cash and cash equivalents	$8,959	$(9,856)

Cash Flows from Operating Activities

The $49.0 million decrease in cash flows from operating activities for the six-month period ended June 30, 2020 compared to the same period in 2019, is primarily due to the significant decline in revenues, which was partially offset by reductions in general and administrative costs and lease operating expenses as well as the other changes in working capital discussed previously.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the six-month period ended June 30, 2020 primarily reflects cash payments made for capital expenditures accrued at December 31, 2019 as shown in the table below. As previously discussed, we have significantly reduced our 2020 capital expenditures program due to current commodity price and demand volatility.

During the six-month period ended June 30, 2019, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities.

Capital expenditures for the six-month periods ended June 30, 2020, and 2019 are summarized below (in thousands):

	Six Months Ended June 30,
	2020	2019
Capital Expenditures
Drilling, completion and capital workovers	$2,430	$103,693
Leasehold and geophysical	497	2,811
Other - corporate	—	162
Capital expenditures, excluding acquisitions (on an accrual basis)	2,927	106,666
Acquisitions	—	(236)
Capital expenditures, including acquisitions	2,927	106,430
Change in capital accruals(1)	3,887	17,010
Total cash paid for capital expenditures	$6,814	$123,440
__________________
1.Reflects cash paid or adjustments to accruals during the period presented for expenditures related to prior period capital expenditures.

Cash Flows from Financing Activities

Cash provided by financing activities for the six-month period ended June 30, 2020 consisted primarily of net borrowings under the credit facility.

Indebtedness

See “— Recent Events,” “Note 7 - Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of our credit facility's terms and covenant restrictions.

Contractual Obligations and Off-Balance Sheet Arrangements

At June 30, 2020, our contractual obligations included asset retirement obligations, long-term debt obligations and leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds.

Our long-term debt outstanding increased by $1.5 million at June 30, 2020 compared to December 31, 2019, due to additional borrowings, offset by repayments of a portion of the borrowings previously drawn on the Company's credit facility, which matures in April 2021. There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2019 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2020.

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

Historically, we have used a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2020, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional (MMBtu)	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: July 2020 - October 2020	4,920,000	$2.14

Further, subsequent to June 30, 2020, in July 2020, the Company entered into derivative contracts consisting of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional (MMBtu)	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: November 2020 - December 2020	2,135,000	$2.54
Natural Gas Price Swaps: January 2021 - December 2021	10,950,000	$2.61

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

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2020, and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on commodity derivative contracts	$2,241	$—	$12,467	$(209)
Cash received on settlements	$6,490	$—	$10,577	$5,078

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. This limits our maximum amount of loss under derivative transactions due to our ability to net the amounts due from the counterparties under any outstanding commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is also a lender under the credit facility can be offset against amounts owed, if any, to such counterparty. As of June 30, 2020, the counterparties to our open commodity derivative contracts consisted of two financial institutions, both of which are also lenders under our credit facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

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

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had $59.0 million in outstanding variable rate debt as of June 30, 2020.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Discovery in each of the Cases closed on June 19, 2019. Following a hearing on class certification in each of the Cases on September 6, 2019, the court granted class certification in In re SandRidge Energy, Inc. Securities Litigation on September 30, 2019. The motion for class certification in Lanier Trust remains pending. On April 2, 2020, the individual defendants and SandRidge Mississippian Trust I filed motions for summary judgment seeking the dismissal of all claims asserted against them in the Lanier Trust matter. On the same date, the individual defendants filed motions for summary judgment seeking the dismissal of all claims asserted against them In re SandRidge Energy, Inc. Securities Litigation. The motions remain pending.

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

Crude oil prices declined significantly in the first and second quarters of 2020 and, if oil prices continue to decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

In the first and second quarters of 2020, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. If crude oil prices continue to decline or remain at current levels for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
April 1, 2020 - April 30, 2020	1,093	$1.08	N/A	N/A
May 1, 2020 - May 31, 2020	—	$—	N/A	N/A
June 1, 2020 - June 30, 2020	—	$—	N/A	N/A
Total	1,093		—
___________________
(1) Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Sandridge Energy, Inc. and American Stock Transfer & Trust Company, LLC	8-A	001-33784	3.1	7/2/2020
10.1	Offer Letter, dated April 6, 2020, by and between the Company and Carl F. Giesler, Jr.	8-K	001-33784	10.1	4/7/2020
10.2	Letter Agreement, dated February 21, 2020, by and between the Company and John Suter	10-K	001-33784	10.11	2/27/2020
10.3	Offer Letter, dated April 24, 2020, by and between the Company and Salah Gamoudi	8-K	001-33784	10.1	7/2/2020
10.4	Real Estate Purchase and Sale Agreement, dated May 15, 2020, by and between Robinson Park, LLC and SandRidge Realty LLC	8-K	001-33784	10.1	5/19/2020
10.5	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-33784	4.1	7/2/2020
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: August 6, 2020	By:	/s/ Salah Gamoudi
Salah Gamoudi Chief Financial Officer and Chief Accounting Officer