Form 10-Q
period 2020-09-30
SANDRIDGE ENERGY INC
filed 2020-11-05
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 29, 2020, was 35,928,429.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of each of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II, (collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” as defined by the SEC. These forward-looking statements may include projections and estimates concerning our capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, the potential impact of the COVID-19 pandemic on the Company's business, the potential impact of international negotiations on the supply and demand of oil and gas, outcomes and effects of litigation, claims and disputes, elements of our business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the potential effects on our financial condition and other statements concerning our operations, financial performance and financial condition.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2020

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$11,187	$4,275
Restricted cash - other	1,454	1,693
Accounts receivable, net	16,292	28,644
Derivative contracts	—	114
Prepaid expenses	1,105	3,342
Other current assets	80	538
Total current assets	30,118	38,606
Oil and natural gas properties, using full cost method of accounting
Proved	1,479,664	1,484,359
Unproved	18,653	24,603
Less: accumulated depreciation, depletion and impairment	(1,367,703)	(1,129,622)
	130,614	379,340
Other property, plant and equipment, net	104,825	188,603
Other assets	564	1,140
Total assets	$266,121	$607,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$42,449	$64,937
Current maturities of long-term debt	12,000	—
Derivative contracts	3,088	—
Asset retirement obligation	22,007	22,119
Other current liabilities	962	1,367
Total current liabilities	80,506	88,423
Long-term debt	—	57,500
Asset retirement obligation	53,436	52,897
Other long-term obligations	4,217	6,417
Total liabilities	138,159	205,237
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,906 issued and outstanding at September 30, 2020 and 35,772 issued and outstanding at December 31, 2019	36	36
Warrants	88,520	88,520
Additional paid-in capital	1,061,961	1,059,253
Accumulated deficit	(1,022,555)	(745,357)
Total stockholders’ equity	127,962	402,452
Total liabilities and stockholders’ equity	$266,121	$607,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Oil, natural gas and NGL	$27,547	$58,188	$84,134	$206,432
Other	129	181	526	561
Total revenues	27,676	58,369	84,660	206,993
Expenses
Lease operating expenses	8,069	23,866	32,409	71,721
Production, ad valorem, and other taxes	2,333	4,346	7,386	15,303
Depreciation and depletion — oil and natural gas	7,525	38,871	45,728	114,755
Depreciation and amortization — other	1,698	2,981	6,071	8,910
Impairment	44,043	165,507	253,797	165,507
General and administrative	2,493	6,238	12,290	26,261
Restructuring expenses	1,199	—	1,643	—
Employee termination benefits	3,184	—	8,431	4,465
(Gain) loss on derivative contracts	5,299	(1,756)	(7,168)	(1,547)
Other operating expense, net	(116)	23	269	142
Total expenses	75,727	240,076	360,856	405,517
Loss from operations	(48,051)	(181,707)	(276,196)	(198,524)
Other income (expense)
Interest expense, net	(569)	(722)	(1,653)	(2,009)
Other income (expense), net	(129)	827	5	370
Total other income (expense)	(698)	105	(1,648)	(1,639)
Loss before income taxes	(48,749)	(181,602)	(277,844)	(200,163)
Income tax expense (benefit)	—	—	(646)	—
Net loss	$(48,749)	$(181,602)	$(277,198)	$(200,163)
Loss per share
Basic	$(1.36)	$(5.12)	$(7.78)	$(5.66)
Diluted	$(1.36)	$(5.12)	$(7.78)	$(5.66)
Weighted average number of common shares outstanding
Basic	35,783	35,491	35,649	35,390
Diluted	35,783	35,491	35,649	35,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2020
Balance at December 31, 2019	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452
Stock-based compensation	—	—	—	—	185	—	185
Issuance of common stock for general unsecured claims	38	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	47	—	—	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(12,670)	(12,670)
Balance at March 31, 2020	35,810	$36	6,706	$88,520	$1,059,437	$(758,027)	$389,966
Stock-based compensation	—	—	—	—	583	—	583
Issuance of stock awards, net of cancellations	55	—	—	—	—	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—		(215,779)	(215,779)
Balance at June 30, 2020	35,865	$36	6,706	$88,520	$1,060,019	$(973,806)	$174,769
Stock-based compensation	—	—	—	—	2,004	—	2,004
Issuance of stock awards, net of cancellations	41	—	—	—	—	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	(48,749)	(48,749)
Balance at September 30, 2020	35,906	36	6,706	88,520	1,061,961	(1,022,555)	127,962

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2019
Balance at December 31, 2018	35,687	$36	6,604	$88,516	$1,055,164	$(295,995)	$847,721
Stock-based compensation	—	—	—	—	1,073	—	1,073
Issuance of warrants for general unsecured claims	—	—	1	2	(2)	—	—
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(5,277)	(5,277)
Balance at March 31, 2019	35,687	$36	6,605	$88,518	$1,056,235	$(301,329)	$843,460
Issuance of stock awards, net of cancellations	75	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,170	—	2,170
Cash paid for whithholdings on vested stock awards	—	—	—	—	(205)	—	(205)
Net loss	—	—	—	—	—	(13,284)	(13,284)
Balance at June 30, 2019	35,762	$36	6,605	$88,518	$1,058,200	$(314,613)	$832,141
Cancellation of stock awards, net of issuances	(32)		—	—		—	—
Stock-based compensation	—	—	—	—	862	—	862
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	—	(181,602)	(181,602)
Balance at September 30, 2019	35,730	36	6,605	88,518	1,058,905	(496,215)	651,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(277,198)	$(200,163)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	469	(90)
Depreciation, depletion, and amortization	51,799	123,665
Impairment	253,797	165,507
Debt issuance costs amortization	477	398
Write off of debt issuance costs	—	142
(Gain) loss on derivative contracts	(7,168)	(1,547)
Cash received on settlement of derivative contracts	11,197	5,700
Loss (gain) on sale of assets	(100)	—
Stock-based compensation	2,753	3,930
Other	114	(119)
Changes in operating assets and liabilities	(8,784)	(1,894)
Net cash provided by operating activities	27,356	95,529
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(8,110)	(170,723)
Acquisition of assets	(3,276)	236
Proceeds from sale of assets	37,243	1,347
Net cash provided by (used in) investing activities	25,857	(169,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	39,000	170,096
Repayments of borrowings	(84,500)	(108,096)
Reduction of financing lease liability	(977)	(1034)
Debt issuance costs	—	(910)
Cash paid for tax withholdings on vested stock awards	(63)	(362)
Net cash provided by (used in) financing activities	(46,540)	59,694
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	6,673	(13,917)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	5,968	19,645
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$12,641	$5,728
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(1,271)	$(1,446)
Cash received for income taxes	$616	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$683	$12,790
Right-of-use assets obtained in exchange for financing lease obligations	$67	$3,237
Carrying value of properties exchanged	$3,890	$5,384

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

The Company previously disclosed circumstances that gave rise to substantial doubt about the Company’s ability to continue as a going concern. Those conditions were resolved as a result of the Company executing previously disclosed initiatives. These initiatives include reducing our 2020 capital expenditures, personnel and non-personnel cost reductions and the sale of the company headquarters for net proceeds of $35.4 million.

Recently Adopted Accounting Pronouncements. Accounting Standards Updates ("ASU") 2016-13 - In March 2016, the FASB issued ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the previously required incurred loss approach with an expected loss model for instruments measured at amortized cost. The company adopted this ASU on January 1, 2020 using a modified retrospective approach; however, the impact was not material upon adoption.

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

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets and other assets, accounts payable and accrued expenses, other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at September 30, 2020, and December 31, 2019. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below. No other adjustments to fair value were required for other property, plant and equipment for the three and nine-month periods ended September 30, 2020 and 2019.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 of the hierarchy as of September 30, 2020 and December 31, 2019, as described below.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2020

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts	$—	$3,915	$—	$—	$3,915

December 31, 2019

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$114	$—	$—	$114
	$—	$114	$—	$—	$114

____________________
(1)    Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine-month periods ended September 30, 2020 and 2019.

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

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2020, and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Gain) loss on commodity derivative contracts	$5,299	$(1,756)	$(7,168)	$(1,547)
Cash received on settlements	$619	$622	$11,197	$5,700

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of September 30, 2020, the counterparties to the Company's open commodity derivative contracts consisted of three financial

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
institutions, all of which are also lenders under the Company's credit facility. The Company is not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts share in the collateral supporting the Company’s credit facility.

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the credit facility as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$3,915	$—	$3,915	$—	$3,915
Total	$3,915	$—	$3,915	$—	$3,915

December 31, 2019

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$114	$—	$114	$—	$114
Total	$114	$—	$114	$—	$114

At September 30, 2020, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional (MMBtu)	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: October 2020	1,240,000	$2.14
Natural Gas Price Swaps: November 2020 - December 2020	2,135,000	$2.54
Natural Gas Price Swaps: January 2021 - December 2021	10,950,000	$2.61

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of September 30, 2020 and December 31, 2019, on a gross basis without regard to same counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivative assets
Oil price swaps	Derivative contracts-current	$—	$114
Derivative liabilities
Natural gas price swaps	Derivative contracts-current	(3,088)	—
Natural gas price swaps	Derivative contracts-noncurrent	(827)	—
Total net derivative contracts		$(3,915)	$114

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Oil and natural gas properties
Proved	$1,479,664	$1,484,359
Unproved	18,653	24,603
Total oil and natural gas properties	1,498,317	1,508,962
Less accumulated depreciation, depletion and impairment	(1,367,703)	(1,129,622)
Net oil and natural gas properties	130,614	379,340

Land	200	4,400
Electrical infrastructure	121,818	126,482
Other non-oil and natural gas equipment	1,653	12,665
Buildings and structures	3,603	77,148
Financing leases	1,298	2,109
Total	128,572	222,804
Less accumulated depreciation and amortization	(23,747)	(34,201)
Other property, plant and equipment, net	104,825	188,603
Total property, plant and equipment, net	$235,439	$567,943

See Note 5 for discussion of impairment of property, plant and equipment, and Note 6 for discussion of the sale of the Company's headquarters in Oklahoma City, OK, which is included in buildings and structures in the table above as of December 31, 2019.

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

In the three-month period ended September 30, 2020, we recorded a total impairment charge of $44.0 million, which related to the full cost ceiling limitation impairment charge.

In the nine-month period ended September 30, 2020, we recorded a total impairment charge of $253.8 million, which included a full cost ceiling limitation impairment charge of $215.8 million, and an asset impairment charge of $38.0 million.

The ceiling limitation impairment charges recorded in the nine-month period ended September 30, 2020 resulted from various factors, including a decrease in proved reserve value driven by a significant decline in the trailing twelve-month weighted average oil and natural gas prices in the first, second and third quarters of 2020. No impairment was recorded for the three and nine-month periods ended September 30, 2019.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices ("SEC prices") as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2020 were $43.40 per barrel of oil and $1.97 per Mcf of natural gas, before price differential adjustments. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2020 were $47.17 per barrel of oil and $2.07 per Mcf of natural gas, before price differential adjustments.

The asset impairment charge of $38.0 million recorded in the nine-month period ended September 30, 2020 resulted from writing down of the net carrying amount of the office headquarters building assets to their estimated fair value less estimated costs to sell the building. In May 2020, the Company entered into an agreement for the sale of its corporate headquarters building located in Oklahoma City, OK. The building sale closed on August 31, 2020.

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified its corporate headquarters building net carrying amount from Other property, plant and equipment, net, to Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2020. The Company also reclassified the liabilities associated with the corporate headquarters building from Accounts payable and accrued expenses to Liabilities held for sale on the Condensed Consolidated Balance Sheets at June 30, 2020. Further, the Company recorded an impairment charge of $38.0 million in the three-month period ended June 30, 2020 to write down the net carrying amount of the office headquarters building assets to their estimated fair value less estimated costs to sell the building. No impairment charges were recorded for the corporate headquarters building assets in the three and nine-month periods ended September 30, 2019.

Prior to the sale of the corporate headquarters building, the carrying amount of the building was assessed for recoverability and impairment using undiscounted cash flow measures of the consolidated Company as prescribed under ASC 360-10-35, rather than fair value as prescribed under ASC 360-10-45-9.

6. Acquisitions and Disposal of Assets

On August 31, 2020, the Company closed on the previously announced sale of its corporate headquarters building located in Oklahoma City, OK, for net proceeds of approximately $35.4 million.

On September 10, 2020, the Company acquired all of the overriding royalty interests held by SandRidge Mississippian Royalty Trust II ("the Trust") for a net purchase price of $3.3 million, given our 37.6% ownership of the Trust. The Company accounted for this transaction as an asset acquisition and allocated the purchase price of the acquisition plus the transactions costs to oil and gas properties.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable and other accrued expenses	$21,398	$29,423
Production payable	9,661	22,530
Payroll and benefits	3,956	7,021
Taxes payable	6,928	4,988
Drilling advances	477	514
Accrued interest	29	461
Total accounts payable and accrued expenses	$42,449	$64,937

8. Debt

Credit Facility.

As of September 30, 2020, the Company had a borrowing base of $75.0 million under its credit facility, with $12.0 million outstanding and $4.3 million in outstanding letters of credit, which reduces availability under the credit facility on a dollar-for-dollar basis. This leaves $58.7 million available to be drawn under the credit facility. The next borrowing base redetermination is expected to occur during the fourth quarter of 2020. The credit facility matures on April 1, 2021.

The interest rate on outstanding borrowings under the credit facility was determined by a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 2.00% to 3.00% per annum, or (b) the base rate plus an applicable margin that varies from 1.00% to 2.00% per annum. Interest on base rate borrowings is payable quarterly in arrears and interest on LIBOR borrowings is payable every one, two, three or six months, at the election of the Company. Quarterly, the Company pays commitment fees assessed at annual rates of 0.50% on any available portion of the credit facility. During the three and nine-month periods ended September 30, 2020, the weighted average interest rate paid for borrowings outstanding under the credit facility was approximately 2.9% and 3.2%, respectively.

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

The credit facility includes events of default and certain customary affirmative and negative covenants. The Company must also continue to maintain certain financial covenants including (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of September 30, 2020, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of -0.01 and consolidated interest coverage ratio of 27.13.

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

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant. The Company also owes indemnity obligations and/or the obligation to advance legal fees to certain former officers who remain as defendants in each action. The Company may also be contractually obligated to indemnify two former officers who are defendants and the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, which it is required to advance, arising out of the Cases. Such indemnification is not covered by insurance with respect to the Trust. As of October 2020, we have exhausted all remaining insurance coverage for the costs of indemnification and expect no further reimbursements.

In light of the status of the Cases, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome in either case or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, considering the exhaustion of insurance coverage available to the Company, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Cases and believes that the plaintiffs’ claims are without merit. The Company intends to continue to vigorously defend against the Cases in its capacity as a nominal defendant.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings, which are being handled and defended by the Company in the ordinary course of business.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at September 30, 2020. As a result, the Company had no federal or state income tax expense and recorded an insignificant income tax benefit for the nine-month period ended September 30, 2020. The benefit is related to previously sequestered alternative minimum tax (AMT) refund amounts released to the Company during the current quarter. The Company has no remaining AMT credits to be refunded. The Company had no federal or state income tax expense or benefit for the nine-month period ended September 30, 2019.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 NOLs, removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the nine months ended September 30, 2020, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act.

In July 2020, the U.S. Treasury Department released final and proposed regulations on IRC Section 163(j) which limits business interest expense deductions. These regulations apply to tax years beginning January 1, 2021. However, taxpayers may choose to apply these regulations to tax years beginning after December 31, 2017. The Company is currently in the process of evaluating the effect of these regulations on its consolidated financial statements and related disclosures.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Equity

Common Stock, Performance Share Units, and Stock Options. At September 30, 2020, the Company had approximately 35.9 million shares of common stock, par value $0.001 per share, issued and outstanding. Further, at September 30, 2020, the Company had approximately 0.1 million shares of unvested restricted stock awards, 1.4 million shares of unvested restricted stock units, 0.1 million unvested stock options, and 0.2 million unvested performance share units.

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

The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock, par value $0.001 per share to stockholders of record at the close of business on July 13, 2020. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its tax net operating losses (the “NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

Subject to certain exceptions, the Rights become exercisable and trade separately from Common Stock only upon the “Distribution Time,” which occurs upon the earlier of:

•the close of business on the tenth (10th) day after the “Stock Acquisition Date,” which is (a) the first date of public announcement that a person or group of affiliated or associated persons (with certain exceptions, an “Acquiring Person”) has acquired, or obtained the right or obligation to acquire, beneficial ownership of 4.9% or more of the outstanding shares of Common Stock (with certain exceptions) or (b) such other date, as determined by the Board, on which a person or group has become an Acquiring Person, or

•the close of business on the tenth (10th) business day (or later date as may be determined by the Board prior to such time as any person or group becomes an Acquiring Person) following the commencement of a tender offer or exchange offer which, if consummated, would result in a person or group becoming an Acquiring Person.

Any existing stockholder or group that beneficially owns 4.9% or more of Common Stock has been grandfathered at its current ownership level, but the Rights will not be exercisable if, at any time after the announcement of the Tax Benefits Preservation Plan, such stockholder or group increases its ownership of Common Stock by one share of Common Stock. Certain synthetic interests in securities created by derivative positions, whether or not such interests are considered to be ownership of the underlying Common Stock or are reportable for purposes of Regulation 13D of the Securities Exchange Act of 1934, as amended, are treated as beneficial ownership of the number of shares of Common Stock equivalent to the economic exposure created by the derivative position, to the extent actual shares of Common Stock are directly or indirectly held by counterparties to the derivatives contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Until the earlier of the Distribution Time and the Expiration Time, the surrender for transfer of any shares of Common Stock will also constitute the transfer of the Rights associated with those shares. As soon as practicable after the Distribution Time, separate rights certificates will be mailed to holders of record of Common Stock as of the close of business on the Distribution Time. From and after the Distribution Time, the separate rights certificates alone will represent the Rights. Except as otherwise provided in the Tax Benefits Preservation Plan, only shares of Common Stock issued prior to the Distribution Time will be issued with Rights. The Rights are not exercisable until the Distribution Time.

The Tax Benefits Preservation Plan will expire on the earliest of: (i) the close of business on the day following the certification of the voting results of the Company’s 2021 annual meeting of stockholders or any prior special meeting of stockholders, if at such stockholder meeting a proposal to approve this Agreement has not been passed by the affirmative vote of the holders of at least majority of the shares of Common Stock entitled to vote at the 2021 annual meeting of stockholders or any other meeting of the stockholders of the Company duly held prior to such meeting, (ii) the time at which the Rights are redeemed pursuant to the Tax Benefits Preservation Plan, (iii) the time at which the Rights are exchanged pursuant to the Tax Benefits Preservation Plan, (iv) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in Section 13(f) of the Tax Benefits Preservation Plan, at which time, the Rights are terminated, (v) the time at which the Board determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes and (vi) the Close of Business on July 1, 2023 (the earliest of (i), (ii), (iii), (iv), (v), and (vi) being herein referred to as the “Expiration Time”).

In the event that any person or group (other than certain exempt persons) becomes an Acquiring Person (a “Flip-in Event”), each holder of a Right (other than any Acquiring Person and certain related parties, whose Rights automatically become null and void) will have the right to receive, upon exercise, shares of Common Stock having a value equal to two times the exercise price of the Right.

In the event that, at any time following the Stock Acquisition Date, any of the following occurs (each, a “Flip-over Event”):

•the Company consolidates with, or merges with and into, any other entity, and the Company is not the continuing or surviving entity

•any entity engages in a share exchange with or consolidates with, or merges with or into, the Company, and the Company is the continuing or surviving entity and, in connection with such share exchange, consolidation or merger, all or part of the outstanding shares of Common Stock are changed into or exchanged for stock or other securities of any other entity or cash or any other property; or

•the Company sells or otherwise transfers, in one transaction or a series of related transactions, fifty percent (50%) or more of the Company’s assets, cash flow or earning power, each holder of a Right (except Rights which previously have been voided as described above) will have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
12. Revenues

The following table disaggregates the Company’s revenue by source for the three and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Oil	$17,071	$44,072	$57,279	$142,846
NGL	4,983	6,362	12,508	28,886
Natural gas	5,493	7,754	14,347	34,700
Other	129	181	526	561
Total revenues	$27,676	$58,369	$84,660	$206,993

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of September 30, 2020, and December 31, 2019, the Company had revenues receivable of $11.7 million and $22.3 million, respectively, and did not record any bad debt expense on revenues receivable during the three and nine-month periods ended September 30, 2020 and 2019.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
13. Employee Termination Benefits

Certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company as a result of a reduction in workforce in the three and nine-month periods ended September 30, 2020 and 2019. The following tables presents a summary of employee termination benefits for the three and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Cash	Share-Based Compensation (1)	Number of Shares	Total Employee Termination Benefits
Three Months Ended September 30, 2020
Executive Employee Termination Benefits	$1,005	$1,784	159	$2,789
Other Employee Termination Benefits	395	—	—	395
	$1,400	$1,784	159	$3,184
Three Months Ended September 30, 2019
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	—	—	—	—
	$—	$—	—	$—
Nine Months Ended September 30, 2020
Executive Employee Termination Benefits	$1,009	$1,784	159	$2,793
Other Employee Termination Benefits	5,598	40	4	5,638
	$6,607	$1,824	163	$8,431
Nine Months Ended September 30, 2019
Executive Employee Termination Benefits	$879	$478	37	$1,357
Other Employee Termination Benefits	2,608	500	44	3,108
	$3,487	$978	81	$4,465

____________________
(1)    Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the reduction in workforce in the three and nine-month periods ended September 30, 2020 and 2019 and reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards.

As of September 30, 2020 there were no longer any legacy employment contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
14. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net (Loss) Earnings	Weighted Average Shares	(Loss) Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2020
Basic loss per share	$(48,749)	35,783	$(1.36)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(48,749)	35,783	$(1.36)
Three Months Ended September 30, 2019
Basic loss per share	$(181,602)	35,491	$(5.12)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted earnings per share	$(181,602)	35,491	$(5.12)
Nine Months Ended September 30, 2020
Basic loss per share	$(277,198)	35,649	$(7.78)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Stock options(1)	—	—
Diluted loss per share	$(277,198)	35,649	$(7.78)
Nine Months Ended September 30, 2019
Basic loss per share	$(200,163)	35,390	$(5.66)
Effect of dilutive securities
Restricted stock awards(1)	—	—
Performance share units(1)	—	—
Warrants(1)	—	—
Diluted loss per share	$(200,163)	35,390	$(5.66)
____________________

(1)    No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three and nine-month periods ended September 30, 2020 and 2019, as their effect was antidilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15. Subsequent Events

Royalty Trust Right of First Refusal

The Company is a party to the Amended and Restated Trust Agreement of SandRidge Mississippian Trust I (the “SDT Trust”), dated April 12, 2011, by and among the Company, the Bank of New York Mellon Trust Company, N.A., and the Corporation Trust Company (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company has a right of first refusal with respect to any sale of assets of the SDT Trust to a third party following the occurrence of certain events (a “Triggering Event”). On October 23, 2020, the SDT Trust announced the Trust will be required to dissolve and commence winding up beginning as of the close of business on November 13, 2020.

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

The financial information with respect to the three and nine-month periods ended September 30, 2020, and 2019, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an oil and natural gas company with a principal focus on the acquisition, development and production of hydrocarbon resources in the United States.

Given current economic conditions, we have reduced our capital expenditures budget for 2020 to $4.6 million, which is exclusively comprised of capital workovers. We did not drill or complete any wells during the three and nine-month periods ended September 30, 2020, and do not expect to drill or complete any wells during 2020. During the nine-month period ended September 30, 2019, we drilled nine and 21 gross wells and 13.5 net wells. 11 of the gross wells drilled in the nine-month period ended September 30, 2019 were located in the Mid-Continent. The remaining 10 gross wells drilled in the nine-month period ended September 30, 2019 were located in the North Park Basin.

The chart below shows production by product for the three and nine-month periods ended September 30, 2020 and 2019:

Recent Events

•SandRidge Mississippian Trust I: We are party to the Amended and Restated Trust Agreement of SandRidge Mississippian Trust I (the “SDT Trust”), dated April 12, 2011, by and among the Company, the Bank of New York Mellon Trust Company, N.A., and the Corporation Trust Company (the “Trust Agreement”). Pursuant to the Trust Agreement, we have a right of first refusal with respect to any sale of assets of the SDT Trust to a third party following the occurrence of certain events (a “Triggering Event”). On October 23, 2020, the SDT Trust announced the Trust will be required to dissolve and commence winding up beginning as of the close of business on November 13, 2020.

•On September 10, 2020, the Company closed on the acquisition of the overriding royalty interest of SandRidge Mississippian Trust II for a gross purchase price of $5.25 million (net purchase price of $3.28 million, given the Company's 37.6% ownership of the Trust).

•On August 31, 2020, SandRidge Realty, LLC, a wholly owned subsidiary of the Company, closed on the previously announced sale of the Company's 30-story office tower and annex with parking and ancillary uses located at 123 Robert S. Kerr, Oklahoma City, Oklahoma 73102, for net proceeds of approximately $35.4 million.

•Effective July 29, 2020, the Board, upon recommendation of the Board's Nominating and Governance Committee, appointed Mr. Carl F. Giesler, Jr., the Company's President and Chief Executive Officer, to serve as a member of the Board. Mr. Giesler's initial term as a member of the Board will end at the annual meeting of stockholders to be held in 2021. Mr. Giesler was appointed as President and Chief Executive Officer effective April 6, 2020. Mr. Giesler most recently served as the Chief Executive Officer and a Director of Jones Energy, Inc. from July 20, 2018 until January of 2020. Jones Energy, Inc. filed for protection under Chapter 11 of the US Bankruptcy Code on April 14, 2019. Mr. Giesler previously served as the Chief Executive Officer and a Director of Glacier Oil & Gas Corp (“Glacier”) and its predecessor companies since September 2014. Immediately prior to joining Glacier, Mr. Giesler served as a Managing Director with Harbinger Group Inc. where he led its oil & gas investment efforts since October 2011. Prior to joining Harbinger Group Inc., Mr. Giesler served in various oil & gas principal investing, financial and other roles with Harbinger Capital Partners, AIG FP, Morgan Stanley and Bain & Company. In addition to serving as a Director of Glacier and its predecessor companies, Mr. Giesler has also served on the boards of Compass Production Partners, LP (private) and North American Energy Partners, Inc. (public). Mr. Giesler received his Bachelor of Arts from the University of Virginia and his Juris Doctorate from Harvard Law School. He is also a CFA Charterholder.

•On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock, par value $0.001 per share to stockholders of record at the close of business on July 13, 2020. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”).

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

To provide information on the general trend in pricing, the average NYMEX prices for oil and natural gas during the three and nine-month periods ended September 30, 2020, and 2019 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NYMEX Oil (per Bbl)	$40.92	$56.44	$38.22	$57.10
NYMEX Natural gas (per MMBtu)	$2.12	$2.33	$1.92	$2.56

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

Revenues

Consolidated revenues for the three and nine-month periods ended September 30, 2020, and 2019 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil	$17,071	$44,072	$57,279	$142,846
NGL	4,983	6,362	12,508	28,886
Natural gas	5,493	7,754	14,347	34,700
Other	129	181	526	561
Total revenues	$27,676	$58,369	$84,660	$206,993

Oil, Natural Gas and NGL Production and Pricing

The Company's production and pricing information for the three and nine-month periods ended September 30, 2020, and 2019 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019

Production data
Oil (MBbls)	454	835	1,656	2,668
NGL (MBbls)	646	629	2,096	2,335
Natural gas (MMcf)	5,686	8,318	18,078	25,414
Total volumes (MBoe)	2,048	2,850	6,765	9,239
Average daily total volumes (MBoe/d)	22.3	31.0	24.7	33.8
Average prices—as reported(1)
Oil (per Bbl)	$37.60	$52.78	$34.59	$53.54
NGL (per Bbl)	$7.71	$10.11	$5.97	$12.37
Natural gas (per Mcf)	$0.97	$0.93	$0.79	$1.37
Total (per Boe)	$13.45	$20.42	$12.44	$22.34
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$37.60	$53.53	$40.59	$53.77
NGL (per Bbl)	$7.71	$10.11	$5.97	$12.37
Natural gas (per Mcf)	$1.07	$0.93	$0.86	$1.57
Total (per Boe)	$13.76	$20.64	$14.09	$22.96
__________________
1.Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three and nine-month periods ended September 30, 2020, and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mississippian Lime	1,719	83.9%	2,213	77.7%	5,566	82.3%	7,331	79.3%
NW STACK	126	6.2%	274	9.6%	447	6.6%	820	8.9%
North Park Basin	203	9.9%	363	12.7%	752	11.1%	1,088	11.8%
Total	2,048	100.0%	2,850	100.0%	6,765	100.0%	9,239	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and nine-month periods ended September 30, 2020, and 2019 are shown in the table below (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
2019 oil, natural gas and NGL revenues	$58,188	$206,432
Change due to production volumes	$(10,796)	$(30,768)
Change due to average prices	$(19,845)	$(91,530)
2020 oil, natural gas and NGL revenues	$27,547	$84,134

Revenues from oil, natural gas and NGL sales decreased $30.7 million, or 52.6% for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019. Revenues from oil, natural gas and NGL sales decreased $122.3 million or 59.1% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The average prices for oil, natural gas and NGL's declined significantly during both periods, due largely to an increase in anticipated global supplies of these commodities after a pledged increase in oil production from Saudi Arabia-led OPEC, and the reduction in demand stemming from the COVID-19 pandemic. See “Item 1A. Risk Factors” included in Part II of this Quarterly Report for additional discussion of the potential impact these events may have on our future revenues.

The decline in production between the three months ended September 30, 2020 and 2019, as well as the nine months ended September 30, 2020 and 2019 largely resulted from the absence of newly drilled wells in 2020 and natural production declines in our existing producing wells in the Mississippian Lime, and to a lesser extent, the NW STACK and North Park Basin.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2020, and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019

Lease operating expenses	$8,069	$23,866	$32,409	$71,721
Production, ad valorem, and other taxes	2,333	4,346	7,386	15,303
Depreciation and depletion—oil and natural gas	7,525	38,871	45,728	114,755
Depreciation and amortization—other	1,698	2,981	6,071	8,910
Total operating expenses	$19,625	$70,064	$91,594	$210,689

Lease operating expenses ($/Boe)	$3.94	$8.37	$4.79	$7.76
Production, ad valorem, and other taxes ($/Boe)	$1.14	$1.52	$1.09	$1.66
Depreciation and depletion—oil and natural gas ($/Boe)	$3.67	$13.64	$6.76	$12.42
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	8.5%	7.5%	8.8%	7.4%

Lease operating expenses decreased by $15.8 million or $4.43/Boe for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Lease operating expenses decreased by $39.3 million or $2.97/Boe for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. These decreases primarily resulted from field personnel reductions in force, in addition to the shut-in of wells that had become uneconomic due to natural production declines and deteriorating pricing in the three and nine-month periods ended September 30, 2020.

Production, ad valorem, and other taxes have continued to decrease primarily due to declining production and revenues as discussed above. Further, they have increased as a percentage of oil, natural gas, and NGL revenue for the three and nine months ended September 30, 2020 as compared to comparable periods in 2019, primarily due to ad valorem taxes remaining consistent throughout 2020 while revenues have declined during 2020.

The average depreciation and depletion rate for our oil and natural gas properties for the three months ended September 30, 2020 decreased by $9.96/Boe from the three months ended September 30, 2019. The average depreciation and depletion rate for our oil and natural gas properties for the nine months ended September 30, 2020 decreased by $5.66/Boe from the nine months ended September 30, 2019. These decreases were primarily due to the full cost ceiling test impairments recorded in the third and fourth quarters of 2019, as well as the first and second quarters of 2020.

Impairment

In the three-month period ended September 30, 2020, we recorded a total impairment charge of $44.0 million, relating to a full cost ceiling limitation impairment charge.

In the nine-month period ended September 30, 2020, we recorded a total impairment charge of $253.8 million, which included a full cost ceiling limitation impairment charge of $215.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters, classified as assets held for sale, to its estimated fair value less estimated costs to sell the building.

The ceiling limitation impairment charges recorded in the three and nine-month periods ended September 30, 2020 resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in 2020. No impairment charges were recorded in the three and nine month periods ended September 30, 2019.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2020 were $43.40 per barrel of oil and $1.97 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended October 13, 2020, as well as the short-term pricing outlook for the remainder of the fourth quarter 2020, we anticipate the SEC prices utilized in the September 30, 2020 full cost ceiling test may be $39.54 per barrel of oil and $2.01 per Mcf of natural gas, (the "estimated fourth quarter prices"). Applying these estimated fourth quarter prices, and holding all other inputs constant to those used in the calculation of our September 30, 2020 ceiling test, we expect to incur an additional impairment charge of approximately $22.4 million in the fourth quarter of 2020.

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

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the three and nine-month periods ended September 30, 2020, and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
General and administrative	$2,493	$6,238	$12,290	$26,261
Restructuring expenses	1,199	—	1,643	—
Employee termination benefits	3,184	—	8,431	4,465
(Gain) loss on derivative contracts	5,299	(1,756)	(7,168)	(1,547)
Other operating expense	(116)	23	269	142
Total other operating expenses	$12,059	$4,505	$15,465	$29,321

General and administrative expenses decreased by $3.7 million for the three months ended September 30, 2020, compared to the same period in 2019. General and administrative expenses decreased by $14.0 million for the nine months ended September 30, 2020, compared to the same period in 2019. These decreases resulted primarily from a reduction in compensation related costs after completing reductions in force during the second quarter of 2019 and the first three quarters of 2020. Part of the decrease is also due to reductions in professional costs such as legal expenses, audit fees and consulting services.

Restructuring expenses represent fees and costs associated with our outsourcing and relocation of certain corporate specific functions that are of a non-recurring nature.

Employee termination benefits for the three and nine-month periods ended September 30, 2020 and 2019 include cash and share-based severance costs incurred for the reduction in force in the relevant periods. See “Note 12 - Employee Termination Benefits” in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2020, and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) on commodity derivative contracts	$(5,299)	$1,756	$7,168	$1,547
Cash received on settlements	$619	$622	$11,197	$5,700

Our derivative contracts are not designated as accounting hedges and, as a result, changes in their fair values are recorded each quarter as a component of operating expenses. Internally, management views the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts. See further discussion of derivative contracts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in Part I of this Quarterly Report.

Other Income (Expense)

The Company’s other income (expense) for the three and nine-month periods ended September 30, 2020, and 2019 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other income (expense)
Interest expense, net	$(569)	$(722)	$(1,653)	$(2,009)
Other income (expense), net	(129)	827	5	370
Total other expense	$(698)	$105	$(1,648)	$(1,639)

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents, excluding restricted cash, of $11.2 million. Additionally, we had $12.0 million outstanding under our $75.0 million credit facility which matures on April 1, 2021, and $4.3 million in outstanding letters of credit, which reduce the amount available under the credit facility on a dollar-for dollar basis. This leaves an additional $58.7 million available to be borrowed under the credit facility. Amounts outstanding under the credit facility after April 1, 2020 are classified as short-term borrowings under GAAP. We are actively working to refinance the outstanding borrowings under our credit facility.

As discussed in “— Recent Events” and “— Outlook” above, we have undertaken several initiatives in the second and third quarter of 2020 which we believe have the potential to positively impact our ability to repay our outstanding credit facility borrowings at or before maturity. These initiatives are also expected to maximize free cash flow, maximize our liquidity position and, ultimately realize greater shareholder value to address the negative impact of the COVID-19 pandemic and commodity price volatility on our financial position and future liquidity. These initiatives included personnel and non-personnel cost reductions, the sale of our corporate headquarters, and entering into commodity derivative contracts for natural gas to reduce our exposure to near term commodity price volatility. As a result of implementing these initiatives we were able to alleviate prior conditions that gave rise to substantial doubt about our ability to continue as a going concern.

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

We had a working capital deficit of $50.4 million at September 30, 2020, as compared to a deficit of $49.8 million at December 31, 2019. The change was largely due to the negative impact on working capital resulting from the reclassification of our credit facility from long-term debt to current maturities of long-term debt. Further, working capital was negatively impacted by a decrease in accounts receivable for oil and gas sales as revenues continue to decline, and was positively impacted by an increase in cash and cash equivalents at September 30, 2020 as a result of proceeds from asset sales and cash from operations. Management is pursuing an agreement to refinance the outstanding borrowings under the credit facility.

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

Our cash flows for the nine-month periods ended September 30, 2020, and 2019 are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$27,356	$95,529
Cash flows provided by (used in) investing activities	25,857	(169,140)
Cash flows provided by (used in) financing activities	(46,540)	59,694
Net increase (decrease) in cash and cash equivalents	$6,673	$(13,917)

Cash Flows from Operating Activities

The $68.2 million decrease in cash flows from operating activities for the nine-month period ended September 30, 2020 compared to the same period in 2019, is primarily due to the significant decline in revenues, which was partially offset by reductions in general and administrative costs and lease operating expenses as well as the other changes in working capital discussed previously.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine-month period ended September 30, 2020 primarily reflects $35.4 million net cash proceeds from the sale of the corporate office building offset by cash payments made for capital expenditures accrued at December 31, 2019 (as shown in the table below) coupled with the acquisition of overriding royalty interests for $3.3 million. See Note 6 ("Acquisitions and Disposal of Assets") for more information. The Company As previously discussed, we have significantly reduced our 2020 capital expenditures program due to current commodity price and demand volatility.

During the nine-month period ended September 30, 2019, cash flows used in investing activities primarily consisted of proceeds from the sale of assets offset by payments for the acquisition of assets and capital expenditures for drilling and completion activities.

Capital expenditures for the nine-month periods ended September 30, 2020, and 2019 are summarized below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Capital Expenditures
Drilling, completion and capital workovers	$3,306	$145,715
Leasehold and geophysical	896	3,319
Other - corporate	—	245
Capital expenditures, excluding acquisitions (on an accrual basis)	4,202	149,279
Acquisitions	3,276	(236)
Capital expenditures, including acquisitions	7,478	149,043
Change in capital accruals(1)	3,908	21,444
Total cash paid for capital expenditures	$11,386	$170,487
__________________
1.Reflects cash paid or adjustments to accruals during the period presented for expenditures related to prior period capital expenditures.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine-month period ended September 30, 2020 consisted primarily of net borrowings under the credit facility.

Indebtedness

See “— Recent Events,” “Note 7 - Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of our credit facility's terms and covenant restrictions.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2020, our contractual obligations included asset retirement obligations, long-term debt obligations and leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds.

Our credit facility outstanding balance decreased by $45.5 million, from $57.5 million at December 31, 2019 to $12.0 million at September 30, 2020, due to repayments of a portion of the borrowings previously drawn, which matures in April 2021. There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2019 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2020.

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

Historically, we have used a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At September 30, 2020, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional (MMBtu)	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: October 2020	1,240,000	$2.14
Natural Gas Price Swaps: November 2020 - December 2020	2,135,000	$2.54
Natural Gas Price Swaps: January 2021 - December 2021	10,950,000	$2.61

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

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2020, and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) on commodity derivative contracts	$(5,299)	$1,756	$7,168	$1,547
Cash received on settlements	$619	$622	$11,197	$5,700

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. This limits our maximum amount of loss under derivative transactions due to our ability to net the amounts due from the counterparties under any outstanding commodity derivative contracts. Our loss is further limited as any amounts due from a defaulting counterparty that is also a lender under the credit facility can be offset against amounts owed, if any, to such counterparty. As of September 30, 2020, the counterparties to our open commodity derivative contracts consisted of three financial institutions, all of which are also lenders under our credit facility. As a result, we are not required to post additional collateral under our commodity derivative contracts.

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

Interest Rate Risk. We are exposed to interest rate risk on our credit facility. This variable interest rate on our credit facility fluctuates and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates, primarily LIBOR and the federal funds rate. We had $12.0 million in outstanding variable rate debt as of September 30, 2020.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant. The Company also owes indemnity obligations and/or the obligation to advance legal fees to certain former officers who remain as defendants in each action. The Company may also be contractually obligated to indemnify two former officers who are defendants and the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, which it is required to advance, arising out of the Cases. Such indemnification is not covered by insurance with respect to the Trust. As of October 2020, we have exhausted all remaining insurance coverage for the costs of indemnification and expect no further reimbursements.

In light of the status of the Cases, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome in either case or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, considering the exhaustion of insurance coverage available to the Company, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Cases and believes that the plaintiffs’ claims are without merit. The Company intends to continue to vigorously defend against the Cases in its capacity as a nominal defendant.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings, which are being handled and defended by the Company in the ordinary course of business.

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

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL. If the reduced demand for and prices of crude oil, natural gas and NGL continue for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have implemented workplace restrictions, including guidance for our employees to work remotely if necessary, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. Further, our business plan, including our financing and liquidity plan, includes, among other things, planned divestitures. If general economic conditions or conditions in the energy industry continue to deteriorate or remain uncertain for an extended period of time, we may not be able to complete these transactions on favorable terms, in a timely manner or at all. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended September 30, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
July 1, 2020 - July 31, 2020	49,984	$1.25	N/A	N/A
August 1, 2020 - August 31, 2020	—	$—	N/A	N/A
September 1, 2020 - September 30, 2020	—	$—	N/A	N/A
Total	49,984		—
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

SandRidge Energy, Inc.

Date: November 5, 2020	By:	/s/ Salah Gamoudi
Salah Gamoudi Chief Financial Officer and Chief Accounting Officer