Form 10-K
period 2020-12-31
SANDRIDGE ENERGY INC
filed 2021-03-04
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-33784

SANDRIDGE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-8084793
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1 E. Sheridan Ave, Suite 500 Oklahoma City, Oklahoma		73104
(Address of principal executive offices)		(Zip Code)
(405) 429-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	SD	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7276(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The aggregate market value of our common stock held by non-affiliates on June 30, 2020 was approximately $39.5 million based on the closing price as quoted on the New York Stock Exchange. As of February 25, 2021, there were 36,135,055 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2020, are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2020 ANNUAL REPORT ON FORM 10-K

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
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2020 of $39.57/Bbl for oil and $1.99/Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 22 to 1, even though the ratio for determining energy equivalency is 6 to 1.
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

ERISA. Employee Retirement Income Security Act of 1974.

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

New Credit Facility. Credit facility dated November 30, 2020.

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

Prior Credit Facility. Senior credit facility dated February 10, 2017, as subsequently amended.
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
Proved undeveloped reserves. Reserves that are both proved and undeveloped~~.~~
PV-9. See “Present value of future net revenues” above.
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

Royalty Trust. Individually, the SandRidge Mississippian Trust I and the SandRidge Mississippian Trust II.

Royalty Trusts. Collectively, the SandRidge Mississippian Trust I and the SandRidge Mississippian Trust II.

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
•the impact of the COVID-19 pandemic and the effects thereof;
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

PART I

Item 1.    Business

GENERAL

We are an independent oil and natural gas company, organized in 2006, with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent and North Park Basin of Colorado. Prior to February 5, 2021, we held assets in the North Park Basin of Colorado, which have been sold in their entirety.

As of December 31, 2020, we had an interest in 1,442 gross (837.0 net) producing wells, approximately 967 of which we operate, and approximately 666,000 gross (470,000 net) total acres under lease. As of December 31, 2020, we had no rigs drilling. Total estimated proved reserves as of December 31, 2020, were 36.9 MMBoe, of which 100% were proved developed.

Our principal executive offices are located at 1 E. Sheridan Ave, Suite 500, Oklahoma City, Oklahoma 73104 and our telephone number is (405) 429-5500. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge on our website at www.sandridgeenergy.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Any materials that we have filed with the SEC may be accessed via the SEC’s website address at www.sec.gov.

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

Our Business Strategy

Our business strategy in 2021 will be focused on optimizing the cash return on our assets through a continued focus on cost and capital discipline, limiting our development capital expenditures to locations that we believe will provide high rates of return in the present commodity price environment and that allow for near-term payouts. We will continue our pursuit of acquisitions and business combinations that are accretive to economic value and debt-adjusted cash flow per share, and which provide high margin properties with attractive returns at current commodity prices. We will continue to exercise financial discipline and prudent capital allocation, and we will seek to use our net operating loss carry forwards to minimize income taxes and maximize cash flow.

PRIMARY BUSINESS OPERATIONS

Our primary operations are the development and acquisition of hydrocarbon resources. The following table presents information concerning our operations by geographic area as of December 31, 2020.

	Estimated Proved Reserves (MMBoe) (1)	Daily Production (MBoe/d)(2)	Reserves/ Production (Years)(3)	Gross Acreage	Net Acreage	Capital Expenditures (In millions) (4)
Area
Mid-Continent	33.4	19.1	4.8	568,062	380,031	$6.8
North Park Basin	3.5	1.8	5.3	97,657	89,666	1.5
Total	36.9	20.9	10.1	665,719	469,697	$8.3
____________________
(1)    Estimated proved reserves were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown in the table below.
(2) Average daily net production for the month of December 2020.
(3)    Estimated proved reserves as of December 31, 2020 divided by average daily net production for the month of December 2020, annualized.
(4)    Capital expenditures for the year ended December 31, 2020, on an accrual basis and including acquisitions.
Properties

Mid-Continent

We held interests in approximately 568,000 gross (380,000 net) leasehold acres located in Oklahoma and Kansas at December 31, 2020. Associated proved reserves at December 31, 2020 totaled 33.4 MMBoe, 100.0% of which were proved developed reserves. Our interests in the Mid-Continent as of December 31, 2020 included 1,394 gross (789.0 net) producing wells with an average working interest of 57%. The interests are largely aggregated across the Mississippian Lime, Meramec and Osage formations. The Mississippian Lime formation is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and southern Kansas. The top of this formation is encountered between approximately 4,000 and 7,000 feet and stratigraphically between various formations of Pennsylvanian age and the Devonian-aged Woodford Shale formation. The Mississippian formation is approximately 350 to 650 feet in gross thickness across our lease position and has targeted porosity zone(s) ranging between 20 and 150 feet in thickness. The Meramec and Osage Formations are Mississippian in age, lying above the Woodford Shale and below Chester formations. The Meramec is composed of interbedded shales, sands, and carbonates while the Osage is composed of low porosity, fractured limestone and chert. The top of these target formations ranges in depth from about 5,800 feet at the northern edge of the basin to greater than 14,000 feet toward the interior of the basin. Meramec formation thickness ranges from about 50 feet to over 400 feet and the Osage formation thickness ranges from about 450 to 1,400 feet. The Woodford Shale is the primary hydrocarbon source for both the Meramec and Osage. During 2020, we did not have any drilling activity in the Mid-Continent.

North Park Basin

Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety. Our North Park Basin properties consisted of approximately 98,000 gross (90,000 net) acres, and 48 gross and net producing wells with a working interest of 100%, at December 31, 2020. Associated proved reserves at December 31, 2020 totaled approximately 3.5 MMBoe, of which 100% were proved developed reserves. The North Park Basin acreage is located in north central Colorado, and similar to the DJ Basin next to Colorado’s Front Range, has multiple potential pay targets in addition to the Niobrara Shale play, where our activity was focused. Although untested, zones shallower and deeper than the Niobrara have indications of potentially commercial hydrocarbons. The Niobrara Shale is characterized by stacked pay benches at depths of 5,500 to 9,000 feet with overall reservoir thickness over 450 feet. During 2020, we did not have any drilling activity in North Park Basin.

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

Along with SandRidge’s reserve engineers the Vice President of Engineering and Reservoir serves as the primary technical professional providing oversight of our reserve estimate. The reserve engineers monitor well performance and make reserve estimate adjustments as necessary to ensure the most current information is reflected.

We encourage ongoing professional education for our engineers and analysts on new technologies and industry advancements as well as refresher training on basic skill sets.

In order to ensure the reliability of reserves estimates, SandRidge has a comprehensive SEC-compliant internal controls framework and set of policies to determine, estimate and report proved reserves including:
•confirming that we include reserves estimates for all properties owned and that they are based upon proper working and net revenue interests;
•ensuring the information provided by other departments within the Company such as Accounting is accurate;
•communicating, collaborating, and analyzing with technical personnel;
•comparing and reconciling the internally generated reserves estimates to those prepared by third parties;
•utilizing experienced reservoir engineers or those under their direct supervision to prepare reserve estimates; and
•ensuring compensation for the reserve engineers is not tied to the amount of reserves recorded.

Key reserve information is reviewed and approved at least annually by the Company’s Chief Executive Officer and Chief Financial Officer.

SandRidge’s reserve engineers and the Vice President of Engineering and Reservoir works closely with independent petroleum consultants at each fiscal year end to ensure the integrity, accuracy and timeliness of annual independent reserves estimates. These independently developed reserves estimates are presented to the Audit Committee. In addition to reviewing the independently developed reserve reports, the Audit Committee also periodically meets with the independent petroleum consultants that prepare estimates of proved reserves.

The percentage of total proved reserves prepared by each of the independent petroleum consultants is shown in the table below.

	December 31,
	2020	2019
Cawley, Gillespie & Associates, Inc.	73.6%	50.2%
Ryder Scott Company, L.P.	17.9%	43.0%
Total	91.5%	93.2%

The remaining 8.5% and 6.8% of estimated proved reserves as of December 31, 2020 and 2019, respectively, were based on internally prepared estimates, primarily for the Mid-Continent area.

Copies of the reports issued by our independent reserve consultants with respect to our oil, natural gas and NGL reserves as of December 31, 2020 are filed with this report as Exhibits 99.1 and 99.2. The geographic location of our estimated proved reserves prepared by each of the independent reserve consultants as of December 31, 2020 is presented below.

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

Cawley, Gillespie & Associates, Inc.:
•more than 25 years of practical experience in the estimation and evaluation of petroleum reserves;
•a registered professional engineer in the state of Texas; and
•Bachelor of Science Degree in Petroleum Engineering.

Ryder Scott Company, L.P.:
•more than 30 years of practical experience in the estimation and evaluation of petroleum reserves;
•a registered professional engineer in the states of Alaska, Colorado, Texas and Wyoming; and
•Bachelor of Science Degree in Petroleum Engineering and MBA in Finance.

Reporting of Natural Gas Liquids

NGLs are recovered through further processing of a portion of our natural gas production stream. At December 31, 2020, NGLs comprised approximately 30% of total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where we have contracts in place for the extraction and sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels based on a conversion rate of 42 gallons per barrel. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. The amount of NGLs extracted from produced gas can vary with individual component prices and we have limited direct control over the extent to which NGLs are extracted from our natural gas, particularly light-end components such as ethane. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2020 and 2019, over 90% of which were prepared by independent reserve engineers. The reserve reports were based on our drilling schedule at the time year-end reserve estimates were prepared. See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	December 31,
	2020	2019
Estimated Proved Reserves (1)
Developed
Oil (MMBbls)	8.5	14.1
NGL (MMBbls)	11.2	14.5
Natural gas (Bcf)	102.9	200.9
Total proved developed (MMBoe)	36.9	62.1
Undeveloped
Oil (MMBbls)	—	21.2
NGL (MMBbls)	—	1.3
Natural gas (Bcf)	—	31.5
Total proved undeveloped (MMBoe)	—	27.8
Total Proved
Oil (MMBbls)	8.5	35.3
NGL (MMBbls)	11.2	15.9
Natural gas (Bcf)	102.9	232.3
Total proved (MMBoe)	36.9	89.9
Standardized Measure of Discounted Net Cash Flows (in millions) (2)	$105.0	$364.3
PV-10 (in millions) (3)	$105.0	$364.3
____________________
(1)    Estimated proved reserves, PV-10 and Standardized Measure were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties.

The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown in the table below:

	Index prices (a)		Weighted average wellhead prices (b)
	Oil (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2020	$39.57	$1.99	$36.54	$6.40	$0.87
December 31, 2019	$55.69	$2.58	$50.63	$12.45	$1.16
____________________
(a)    Index prices are based on average WTI Cushing spot prices for oil and average Henry Hub spot market prices for natural gas.
(b)    Average adjusted volume-weighted wellhead product prices reflect adjustments for transportation, quality, gravity, and regional price differentials.

(2)    Standardized Measure differs from PV-10 as standardized measure includes the effect of future income taxes. At December 31, 2020 and 2019, the difference between the standardized measure and PV-10 was insignificant due to an excess of tax basis in oil and natural gas properties over projected undiscounted future cash flows from our proved reserves.

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

	December 31,
	2020	2019
	(In millions)
Standardized Measure of Discounted Net Cash Flows	$105.0	$364.3
Present value of future income tax discounted at 10%	—	—
PV-10	$105.0	$364.3

Proved Reserves - Mid-Continent. Proved reserves in the Mid-Continent, primarily the Mississippian formation, decreased from 61.4 MMBoe at December 31, 2019 to 33.4 MMBoe at December 31, 2020. This reserve reduction is due to downward revisions of 21.3 MMBoe associated with the decrease in year-end SEC commodity pricing (5.5 MMBoe from removing PUDs, and 15.8 MMBoe from remaining proved reserves), 2020 production totaling 7.8 MMBoe, and well shut-ins, sales and other revisions amounting to 8.4 MMBboe. The COVID-19 Pandemic and resulting 2020 commodity price contraction necessitated numerous operational and other cost saving initiatives. These cost saving initiatives, while value additive, sometimes resulted in changes to artificial lift, or other well performance factors that reduce forward looking projections relative to previous estimates on a subset of wells. Partially offsetting these reductions was an 8.4 MMBoe increase associated with a reduction in expenses and other commercial improvements and acquisitions of 1.1 MMBoe of proved reserves.

Proved Reserves - North Park Basin. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety. Our North Park Basin proved reserves in the Niobrara decreased from 28.5 MMBoe at December 31, 2019 to 3.5 MMBoe at December 31, 2020. This reserve reduction is due primarily to downward revisions of 23.7 MMBoe associated with the decrease in year-end SEC commodity pricing (22.3 MMBoe from removing PUDs and 1.4 MMBoe from remaining proved reserves), 2020 production totaling 0.9 MMBoe and 0.6 MMBoe of negative revisions to prior estimates stemming from changes in well performance. Offsetting these reductions was a 0.2 MMBoe increase associated with a reduction in expenses and other commercial improvements.
Our Niobrara proved developed reserves are attributed to 48 horizontal producing wells. Reservoir characteristics of the Niobrara in the North Park Basin are similar to those of the Niobrara in the DJ Basin, consisting of multiple stratigraphic benches. In the North Park Basin, production performance and reservoir data gathered from Niobrara producing wells confirm consistency in reservoir properties such as porosity, thickness and stratigraphic conformity.

Proved Undeveloped Reserves. The following table summarizes activity associated with proved undeveloped reserves during the periods presented:

	Year Ended December 31,
	2020	2019
Reserves converted from proved undeveloped to proved developed (MMBoe)	—	3.7
Drilling and infrastructure capital expended to convert proved undeveloped reserves to proved developed reserves (in millions)	$—	$95.3

There were no proved underdeveloped reserves at December 31, 2020, which was a decrease of 27.8 MMBoe from the prior year. This decrease was primarily due to the Company not having had any plans to drill any new wells in the then current commodity price environment.

Total estimated proved undeveloped reserves was 27.8 MMBoe at December 31, 2019, which was a decrease of 40.1 MMBoe from the prior year. This decrease was primarily due to 39.7 MMBoe associated with removing PUDs due to the decrease in year-end SEC commodity pricing consisting of 17.8 MMBoe of Mid-Continent PUD reserves and 21.9 MMBoe of North Park Basin PUD reserves.

For additional information regarding changes in proved reserves during each of the two years ended December 31, 2020 and 2019 see “Note 21—Supplemental Information on Oil and Natural Gas Producing Activities” to the accompanying consolidated financial statements in Item 8 of this report.

Significant Area

Oil, natural gas and NGL production for fields containing more than 15% of our total proved reserves at each year end are presented in the table below. The Mid-Continent area contained more than 15% of total proved reserves for both years ended December 31, 2020 and 2019.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Year Ended December 31, 2020
Mid-Continent	1,144	2,694	23,552	7,764
Year Ended December 31, 2019
Mid-Continent	1,988	2,908	33,164	10,423

Mid-Continent. The mid-continent interest are largely aggregated across the Mississippian Lime, Meramec and Osage formations. Our interests in the Mid-Continent area as of December 31, 2020 included 1,394 gross (789.0 net) producing wells and a 57% average working interest in the producing area.

Production and Price History

The following table includes information regarding our net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2020	2019
Production data (in thousands)
Oil (MBbls)	2,084	3,519
NGL (MBbls)	2,694	2,910
Natural gas (MMcf)	23,552	33,164
Total volumes (MBoe)	8,703	11,956
Average daily total volumes (MBoe/d)	23.8	32.8
Average prices—as reported (1)
Oil (per Bbl)	$35.33	$52.96
NGL (per Bbl)	$6.67	$12.23
Natural gas (per Mcf)	$0.97	$1.33
Total (per Boe)	$13.15	$22.26
Expenses per Boe
Production costs (2)	$4.99	$7.60
__________________
(1)Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.
(2)Represents production costs per Boe excluding production and ad valorem taxes.

Productive Wells

The following table presents the number of productive wells in which we owned a working interest at December 31, 2020. We operate substantially all of our wells. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of the fractional working interests owned in gross wells. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Area
Mid-Continent	1,060	591	334	198	1,394	789
North Park Basin	48	48	—	—	48	48
Total	1,108	639	334	198	1,442	837

Drilling Activity

The following table presents information with respect to wells completed during the periods indicated. This information is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. During the year ended December 31, 2020, there were no wells drilled or completed.

	2019
	Gross	Net
Completed Wells
Development
Productive	28	20.6
Dry	—	—
Total	28	20.6
Exploratory
Productive	—	—
Dry	—	—
Total	—	—
Total
Productive	28	20.6
Dry	—	—
Total	28	20.6

We had no third-party rigs operating on our Mid-Continent or North Park Basin acreage at December 31, 2020 or any wells awaiting completion.

Developed and Undeveloped Acreage

The following table presents information regarding our developed and undeveloped acreage at December 31, 2020. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Area
Mid-Continent	492,965	346,098	75,097	33,933
North Park Basin	18,676	18,443	78,981	71,223
Total	511,641	364,541	154,078	105,156

Approximately 0.94% of our gross total acreage in the Mid-Continent and 44.55% in North Park Basin is on federal lands.

Many of the leases included in the undeveloped acreage above will expire at the end of their respective primary terms. To prevent expiration, we may exercise our contractual rights to extend the terms of leases we value, or establish production from the leasehold acreage prior to expiration, which will keep the lease from expiring until production has ceased.

As of December 31, 2020, the gross and net acres subject to leases in the undeveloped acreage above are set to expire as follows:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2021	4,280	2,638
December 31, 2022	3,181	2,370
December 31, 2023	—	—
December 31, 2024 and later	566	339
Other (1)	146,051	99,809
Total	154,078	105,156
____________________
(1)Leases remaining in effect until development efforts or production on the particular lease has ceased.

The acreage due to expire during the twelve months ending December 31, 2021, includes approximately 2,717 gross (1,271 net) acres in the Mid-Continent and 1,564 gross (1,367 net) acres in the North Park Basin. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

Marketing and Customers

We sell our oil, natural gas and NGLs to a variety of customers, including utilities, oil and natural gas companies and trading and energy marketing companies. We had three customers that each individually accounted for more than 10% of our total revenue during the 2020 period. See “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 8 of this report for additional information on our major customers. The number of readily available purchasers in the areas where we sell our production makes it unlikely that the loss of a single customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

Title to Properties

As is customary in the oil and natural gas industry, we conduct a preliminary review of the title to our properties. Prior to commencing drilling operations on our properties, we conduct a thorough title examination and perform curative work with respect to significant defects, typically at our expense. In addition, prior to completing an acquisition of producing oil and natural gas assets, we perform title reviews on the most significant leases and depending on the materiality of properties, may obtain a drilling title opinion or review previously obtained title opinions. To date, we have obtained drilling title opinions on substantially all of our producing properties and believe that we have good and defensible title to our producing properties. Our oil and natural gas properties are subject to customary royalty and other interests, liens for current taxes and other burdens, which we believe does not materially interfere with the use of, or affect the carrying value of the properties.

COMPETITION

We compete with other oil and natural gas companies for leases, equipment, personnel and markets for the sale of oil, natural gas and NGLs. We believe our leasehold acreage position, geographic concentration of operations and technical and operational capabilities enable us to compete with other exploration and production operations. However, the oil and natural gas industry is intensely competitive. See “Item 1A. Risk Factors” for additional discussion of competition in the oil and natural gas industry.

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

ENVIRONMENTAL REGULATIONS

General

Our oil and natural gas development operations are subject to stringent and complex federal, state, tribal, regional and local laws and regulations governing, among other factors, worker safety and health, the discharge and disposal of substances into the environment, and the protection of the environment and natural resources. Numerous governmental entities, including the EPA and analogous state and local agencies, (and, under certain laws, private individuals) have the power to enforce compliance with these laws and regulations and any permits issued under them. These laws and regulations may, among other things: (i) require permits to conduct exploration, drilling, water withdrawal, wastewater disposal and other production related activities; (ii) govern the types, quantities and concentrations of substances that may be disposed or released into the environment or injected into formations in connection with drilling or production activities, and the manner of any such disposal, release, or injection; (iii) limit or prohibit construction or drilling activities or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; (iv) require investigatory and remedial actions to mitigate pollution conditions arising from the Company’s operations or attributable to former operations; (v) impose safety and health restrictions designed to protect employees and others from exposure to hazardous or dangerous substances; and (vi) impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects and the issuance of orders enjoining operations in affected areas.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Any changes in or more stringent enforcement of these laws and regulations that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements could have a material adverse effect on the Company. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, and on January 27, 2021, the Department of Interior acting pursuant to an Executive Order from President Biden suspended the federal oil and gas leasing program indefinitely. These actions could have a material adverse effect on the Company and our industry. Prior to the North Park Basin sale, approximately 7.34% of our gross total acreage was on federal lands and post sale approximately 0.94% of our gross total acreage was on federal lands. Further, we may be unable to pass on increased environmental compliance costs to our customers. Moreover, accidental releases, including spills, may occur in the course of our operations, and there can be no assurance that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property and natural resources or personal injury. While we do not believe that compliance with existing environmental laws and regulations and that continued compliance with existing requirements will have an adverse material effect on us, we can provide no assurance that we will not incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on our business, financial condition, and results of operations.

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on the Company.

Hazardous Substances and Wastes

We currently own, lease, or operate, and in the past have owned, leased, or operated, properties that have been used in the exploration and production of oil and natural gas. We believe we have utilized operating and disposal practices that were standard in the industry at the applicable time, but hazardous substances, hydrocarbons, and wastes may have been disposed or released on, from or under the properties owned, leased, or operated by us or on or under other locations where these substances and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose storage treatment and disposal or release of hazardous substances, hydrocarbons, and wastes were not under our control. These properties and the substances or wastes disposed or released on them may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), the federal Resource Conservation and Recovery Act, (“RCRA”), and analogous state laws. Under these laws, we could be required to investigate, monitor, remove or remediate previously disposed substances or wastes (including substances or wastes disposed of or released by prior owners or operators or third parties whose waste was commingled with ours), to investigate and clean up contaminated property, to perform corrective actions to prevent future contamination, or to pay some or all of the costs of any such action.

CERCLA, also known as the Superfund law, and comparable state laws may impose strict, joint and several liability without regard to fault or legality of conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release of a hazardous substance occurred as well as entities that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, these “potentially responsible parties” may be liable for the costs of cleaning up sites where the hazardous substances have been released into the environment, for damages to natural resources resulting from the release and for the costs of certain environmental and health studies. Additionally, landowners and other third parties may file claims for personal injury and natural resource and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment from a hazardous substance release and to pursue steps to recover costs incurred for those actions from responsible parties. Although petroleum, natural gas and natural gas liquids are excluded from the definition of "hazardous substance" under CERCLA, despite this so-called "petroleum exclusion,” certain products used in the course of our operations may be regulated as CERCLA hazardous substances. To date, no Company-owned or operated site has been designated as a Superfund site, and we have not been identified as a responsible party for any Superfund site.

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

Air Emissions

The federal Clean Air Act (the “CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. For example, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities to be aggregated for permitting purposes, resulting in treatment as a major source, and thereby triggering more stringent air permitting requirements. The need to acquire such permits has the potential to delay or limit the development of our oil and natural gas projects.

Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. The EPA was required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017, but missed the deadline. Subsequently, in November 2017, the EPA published a list of areas that are in compliance with the new ozone standards and separately in December 2017 issued responses to state recommendation for designating non-attainment areas. In November 2018, the EPA issued final rules implementing the non-attainment area designations. While the EPA has determined that all counties in which we operate are in attainment with the new ozone standard, these determinations may be revised in the future. On December 31, 2020, EPA published its decision to retain the 2015 ozone standards; however, the Biden Administration has announced that it intends to review this rule under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures. Compliance with these and any future air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant.

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act (the “CWA”), and analogous state laws and implementing regulations, impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States. Pursuant to these laws and regulations, the discharge of pollutants into regulated waters is prohibited unless it is permitted by the EPA, the Army Corps of Engineers (“Corps”) or an analogous state or tribal agency. We do not presently discharge pollutants associated with the exploration, development and production of oil and natural gas into federal or state waters. The CWA and analogous state laws and regulations also impose restrictions and controls regarding the discharge of sediment via storm water run-off from a wide variety of construction activities. Such activities are generally prohibited from discharging sediment unless permitted by the EPA or an analogous state agency. The scope of EPA’s and the Corps’ regulatory authority under Section 404 of the CWA has been the subject of extensive litigation and frequently changing regulations. The EPA issued a final rule in September 2015 that attempted to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”) under Section 404 of the CWA. The EPA and the Corps then proposed a rulemaking in June 2017 to repeal the June 2015 WOTUS rule and also announced their intent to issue a new rule redefining the term WOTUS as used in the CWA. The EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 WOTUS rule for two years. On October 22, 2019, EPA and the Corps published a final rule repealing the 2015 WOTUS rule, and EPA and the Corps promulgated the Navigable Waters Protection Rule on April 21, 2020, which provides a revised definition of WOTUS and became effective on June 22, 2020. These regulations have been challenged in federal court, however, and the scope of the CWA’s jurisdiction may remain fluid until all litigation is concluded. Further regulatory changes are likely, as the Biden Administration has announced that it intends to review the Navigable Waters Protection Rule under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. The pending litigation and future regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other WOTUS in connection with our operations. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

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

Additionally, the Governor of Kansas has established the State Task Force on Induced Seismicity, composed of various administrative agencies, to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. In March 2015, the Kansas Corporation Commission issued its Order Reducing Saltwater Injection Rates (the "Order"). The Order identified five areas of heightened seismic concern within Harper and Sumner Counties and mandated that, within 100 days of the Order’s issuance, operators must limit saltwater injection volumes to no more than 8,000 barrels per day for any well located in one of these five areas. SandRidge and other operators of injection wells were required to reduce the injection volume, and any injection well drilled deeper than the Arbuckle Formation was required to be plugged back to a shallower formation in a manner approved by the Kansas Corporation Commission. In August 2016, the Kansas Corporation Commission issued an order that put a 16,000 barrels per day limit on additional Arbuckle disposal wells not previously identified in the Order. While no additional regulatory actions have been taken in Kansas with respect to induced seismicity concerns since 2017, permit applications for new saltwater disposal well facilities have faced increased local opposition.

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

Climate Change

In December 2009, the EPA published its findings that emissions of CO2, methane and certain other “greenhouse gases” ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit requirements for GHG emissions from certain large stationary sources that already are major sources of criteria pollutants under the CAA. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing.

In June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“Quad Oa”). On April 18, 2017, the EPA announced its intention to reconsider certain aspects of those regulations, and in June 2017, the EPA proposed a two-year stay of certain requirements of the Quad Oa regulations. In October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify that meeting certain Quad Oa requirements is technically infeasible. The EPA proposed further revisions to Quad Oa on September 24, 2019, including rescinding the methane requirements in Quad Oa that apply to sources in the production and processing segments of the industry. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. The Biden Administration has announced that it intends to review the September 2020 rules under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis, which review may result in the reinstatement of the now-rescinded standards or promulgation of more stringent standards. Regardless of the September 2020 amendments to Quad Oa, it is possible that these rules and future revisions thereto will continue to require oil and gas operators to expend material sums.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the EPA Quad Oa requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, which became effective on November 27, 2018. Both the 2016 and the 2018 rule were challenged in federal court. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. As a result of these decisions, the 1979 regulations concerning venting, flaring and lost production on federal land have been reinstated. The Biden Administration is likely to impose new regulations on GHG emissions from oil and natural gas production operations on federal land, given the long-term trend towards increasing regulation in this area. Moreover, several states where we operated as of December 31, 2020, including Colorado, have already adopted rules requiring operators of both new and existing sources to develop and implement a LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require us to purchase pollution control equipment and optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measure each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, which became effective November 4, 2020. President Joe Biden announced that the United States will rejoin the Paris Agreement as of January 20, 2021. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or increase the costs of such funding. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time.

Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

Endangered or Threatened Species

The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act and to bald and golden eagles under the Bald and Golden Eagle Protection Act. While compliance with the ESA has not had an adverse effect on our exploration, development and production operations in areas where threatened or endangered species or their habitat are known to exist, it may require us to incur increased costs to implement mitigation or protective measures and also may delay, restrict or preclude drilling activities in those areas or during certain seasons, such as breeding and nesting seasons. In addition, certain of our federal and state leases may contain stipulations that require us to take measures to safeguard certain species, including the sage grouse, and their habitats known to be located within the area of the lease. Although the U.S. Fish and Wildlife Service (“USFWS”) declined to list the sage grouse under the ESA in 2015 and subsequently developed a conservation plan to protect existing habitat, some environmental groups have continued to raise concerns about sufficient protections for the sage grouse population. Under the plan, the USFWS committed to review the status of the species every five years to evaluate conservation actions, although USFWS has not yet completed the five-year review that was due to be completed in 2020. In addition, the U.S. Department of Interior (“DOI”) proposed in December 2018 revisions to the existing sage grouse conservation plan that, amongst other things, was intended to give the DOI and individual states flexibility to allow for increased activity in grouse habitat management areas encompassing parts of Colorado, Idaho, Nevada, Northern California, Oregon, Utah and Wyoming. Several conservation groups challenged the rules, and on October 16, 2019, the U.S. District Court for the District of Idaho issued a preliminary injunction blocking implementation of the new rules in Idaho, Wyoming, Colorado, Utah, Nevada, Oregon, and part of California. In January 2021, the DOI issued Records of Decision for six Supplemental Environmental Impact Statements for management of sage grouse habitat on public lands in seven states to address the court’s decision; however, the Biden Administration has announced that it intends to review these acts under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. It is also possible that this review could result in the sage grouse being re-listed under the ESA in the future. If endangered or otherwise protected species are located in areas where we wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required.

Further, in February 2016, the USFWS published a final policy which alters how it identifies critical habitats for endangered and threatened species. In August 2019, the USFWS issued three final rules revising its ESA regulations, consisting of changes to the procedures and criteria for listing or delisting species and designating critical habitat, removal of the automatic take prohibition for species listed as threatened, and regulations for protection of threatened species, and new procedures and time frames for required consultations by other federal agencies. The USFWS also issued a final rule in December 2020 defining the term “habitat” for purposes of making critical habitat designations under the ESA. In general, these rules were designed to alleviate some of the burdens of the ESA and streamline its implementation, but the prospect of new species listings and critical habitat designations remains. The Biden Administration has announced that it intends to review these rules under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis.

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

Employee Health and Safety

Our operations are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires us to maintain information concerning hazardous materials used or produced in our operations and to provide this information to employees and various entities. Pursuant to the Federal

Emergency Planning and Community Right-to-Know Act, facilities that store threshold amounts of chemicals that are subject to OSHA’s Hazard Communication Standard must submit information regarding those chemicals by March 1 of each year to state and local authorities in order to facilitate emergency planning and response. That information is generally available to employees, state and local governmental authorities, and the public. We do not believe that compliance with applicable laws and regulations relating to worker health and safety will have a material adverse effect on our business and results of operations.

State and Other Regulation

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

Hydraulic Fracturing

Hydraulic fracturing is a practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Oil and natural gas may be recovered from certain of our oil and natural gas properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted federal regulatory authority over certain aspects of the hydraulic fracturing process. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued the Quad Oa regulations for the oil and natural gas industry under the CAA, as described above; and in June 2016 issued final effluent limitations guidelines under the CWA that waste water from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant. The EPA also issued an Advance Notice of Proposed Rulemaking under the Toxic Substances Control Act (“TSCA”) in 2014 regarding reporting of the chemical substances and mixtures used in hydraulic fracturing but, to date, has taken no further action. Separately, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, the U.S. District Court of Wyoming struck down this rule in June 2016. The June 2016 decision was appealed by the BLM to the U.S. Circuit Court of Appeals for the Tenth Circuit. However, following issuance of a presidential executive order to review rules related to the energy industry, in July 2017, the BLM published a proposed rule to rescind the 2015 final rule. In September 2017, the Tenth Circuit issued a ruling to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in light of the BLM’s proposed rulemaking. The BLM issued a final rule repealing the 2015 hydraulic fracturing rule in December 2017. The Biden Administration has announced that it intends to review the repeal of the 2015 hydraulic fracturing rule under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, at this time, federal legislation related to hydraulic fracturing appears uncertain. At the state level, some states, including Oklahoma, Kansas and Colorado, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure, operational or well construction requirements on hydraulic fracturing activities, or that prohibit hydraulic fracturing altogether. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the local, state or federal level, our fracturing activities could become subject to additional permit and financial assurance requirements, more stringent construction requirements, increased reporting or plugging and abandoning requirements or operational restrictions, and associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable, and could cause us to incur substantial compliance costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

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

We diligently review best practices and industry standards and comply with all regulatory requirements in the protection of potable water sources. Protective practices include, but are not limited to, setting multiple strings of protection pipe across the potable water sources and cementing these pipes from setting depth to surface, continuously monitoring the hydraulic fracturing process in real time and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources. There have not been any incidents, citations or suits related to our hydraulic fracturing activities involving material environmental concerns.

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

Drilling and Production

Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels that include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribal areas where we operate regulate one or more of the following activities:
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

State agencies in Colorado, Kansas and Oklahoma impose financial assurance requirements on operators. The Corps and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

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

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (the “NGA”) and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the removal of all price and non-price controls for sales of domestic natural gas sold in first sales, which include all of our sales of our own production. Under the Energy Policy Act of 2005 (the “EPAct 2005”), FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties in excess of one million dollars per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by FERC as a natural gas company under the NGA, we are required to report aggregate volumes of natural gas purchased or sold at wholesale to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. In addition, Congress may enact legislation or FERC may adopt regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to further regulation. Failure to comply with those regulations in the future could subject us to civil penalty liability.

The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. The CFTC also holds substantial enforcement authority, including the ability to assess civil penalties in excess of one million dollars per day per violation.

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

Oil and NGL Sales and Transportation Rates
Sales prices of oil and NGLs are not currently regulated and are made at market prices. Our sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission (the “FTC”) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess civil penalties in excess of one million dollars per day per violation. Our sales of these commodities, and any related hedging activities, are also subject to CFTC oversight as discussed above.
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

EMPLOYEES

As of March 1, 2021, we had 103 full-time employees, including 87 field employees and 16 corporate employees. As of December 31, 2020, we had 114 full-time employees, including 98 field employees and 16 corporate employees. At December 31, 2019, we had 270 full-time employees, including 140 field employees and 130 corporate employees.

Health, Safety and Environment

Our people are a key driver to our success in Health, Safety and Environment ("HSE"). Our HSE policy includes a commitment to provide safe and healthy working conditions for the prevention of work-related injury and ill health and is appropriate for the purpose, size and context of the organization. As part of our HSE policy, we aim to identify and correct any work practices that pose an HSE risk to our employees. The Company is devoted to creating a sustainable environment and implementing process improvements for both health and safety and the environment. We evaluate our processes to ensure our protection schemes and work practices minimize these risks. Furthermore, we periodically evaluate our HSE objectives to ensure they remain aligned with our HSE goals and annually create a strategy focused on risk reduction to get us closer to zero incidents.

During 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

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
•the amount of exports from the U.S.;
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
•the price and availability of alternative fuels; and
•the strength or weakness of the U.S. dollar to other currencies.

These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2016 through December 2020, the NYMEX settled price fluctuated between a high of $77.41 per Bbl and a low of $(36.98) per Bbl. For natural gas, from January 2016 through December 2020, the month-end NYMEX settled price fluctuated between a high of $4.84 per MMBtu and a low of $1.48 per MMBtu. In addition, the market price of natural gas is generally higher in the winter months than during other months of the year due to increased demand for natural gas for heating purposes during the winter season. For NGLs, prices exhibited similar volatility from January 2016 through December 2020.

A buildup in inventories, lower sustained global demand, or other unexpected factors could cause prices for U.S. oil, natural gas and NGLs to further weaken, which could negatively affect our cash flows and results of operations. For instance, crude oil prices have experienced downward pressure during the year ended 2020 as a result of decreasing demand from the growing impact of the coronavirus pandemic, among other factors. Under such conditions, revenues may be negatively affected, and the amount of oil, natural gas and NGLs we can produce economically may be reduced, causing us to make substantial downward adjustments to our estimated proved reserves and having a material adverse effect on our financial condition and results of operations.

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

Future drilling activities face substantial uncertainties.
Our ability to drill and develop wells on our existing acreage depends on a number of uncertainties, including oil and natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering and midstream system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertain factors, we do not know if certain locations will ever drilled or if we will be able to produce natural gas or oil from any of our potential locations.

Our acreage must be drilled before lease expiration, generally within three to five years of the original date of the lease, in order to hold the acreage by production. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost, or if renewal is not feasible or economically desirable, loss of our lease and prospective drilling opportunities.

Leases on our oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres, or the leases are renewed. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Unless we increase our current drilling program, we could lose undeveloped acreage through lease expirations. Our reserves and future production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage and the loss of any leases could materially and adversely affect our ability to develop such acreage.

Our development operations require substantial capital. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil, natural gas and NGL reserves, which would adversely affect our business, financial condition and results of operations.

The oil and natural gas industry is capital intensive. Our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current estimated proved reserves and finding or acquiring additional economically recoverable reserves. We make substantial capital expenditures in our business and operations for the acquisition, development and production of oil, natural gas and NGL reserves. Historically, we have financed capital expenditures primarily with cash generated by operations, borrowings on our New Credit Facility as well as our Prior Credit Facility and proceeds from asset sales. In particular, cash flow from operations was $36.2 million and $121.3 million for the years ended December 31, 2020 and 2019, respectively.

The capital markets that we have historically accessed have recently been and may continue to be constrained to such an extent that debt or equity capital raises are practically unfeasible. If the debt and equity capital markets are not accessible or if our ability to draw on our New Credit Facility is compromised, we may be unable to implement our development plans or otherwise carry out our business strategy as expected. Our cash flow from operations and access to capital are subject to a number of variables, including:
•the prices at which oil, natural gas and NGLs are sold;
•our proved reserves;
•the level of oil, natural gas and NGLs we are able to produce from existing wells;
•our ability to acquire, locate and produce new reserves; and
•our capital and operating costs.

Further, we may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which could adversely affect our business, financial condition, access to capital and results of operations.

Disruptions in the global financial and capital markets could also adversely affect our ability to obtain debt or equity financing on favorable terms, or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to development of prospects, which in turn could lead to a possible loss of properties and a decline in our oil, natural gas and NGL reserves.

Future price declines may result in reductions of the asset carrying values of our oil and natural gas properties.
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the cost of unproved properties. The full cost ceiling is evaluated at the end of each quarter using the SEC prices, adjusted for the impact of derivatives accounted for as cash flow hedges, if any. The Company incurred full cost ceiling impairment charges of $218.4 million and $409.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. Cumulative full cost ceiling impairment from the Emergence Date through December 31, 2020 totaled $947.1 million. If oil, natural gas and NGL prices decline further in the near term, and without other mitigating circumstances, we may experience additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which would likely cause us to record additional write-downs of capitalized costs of oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial.

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
The success of our business depends on key personnel, including members of senior management and technical personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure that we will be successful in attracting or retaining such personnel. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

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

The agreements governing our New Credit Facility have restrictions and financial covenants, which could adversely affect our operations.
The agreements governing our New Credit Facility restrict our ability to, among other things, obtain additional financing, incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The New Credit Facility also requires us to comply with certain financial covenants and ratios. See additional discussion of the New Credit Facility under “Indebtedness—Credit Facilities.” Persistent depressed oil or natural gas prices or further declines in such prices, without other mitigating circumstances, could prevent us from complying with the financial covenants under the New Credit Facility. Our failure to comply with any of the restrictions and covenants under the New Credit Facility or other debt financings could result in a default under those instruments, which, if left uncured, could lead to an event of default. Such an event of default could, among other things, result in all of our existing indebtedness becoming immediately due and payable. Additionally, an event of default under one of our financing instruments could trigger cross-default provisions under our other financing instruments. The application of the remedies under the financing instruments could have a material adverse effect on our financial position.

We may not have the financial resources in the future to make any mandatory principal prepayments under the New Credit Facility, which are required, for example, when the committed line of credit is exceeded, proceeds of asset sales in new oil and natural gas properties are not reinvested, or indebtedness that is not permitted by the terms of the New Credit Facility is incurred. If any future indebtedness under our New Credit Facility were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

It is unclear how changes in the regulation of LIBOR or the discontinuation of LIBOR all together may affect our financing costs in the future.

Our New Credit Facility bears interest based on a pricing grid tied, in part, to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether, and to what extent, panel banks will continue to provide LIBOR submissions to the administrator of LIBOR after this time, which may cause LIBOR to perform differently than it did in the past and have other consequences which cannot be predicted.

In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination. This could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rate on our New Credit Facility will need to be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on any outstanding debt under the facility if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more alternative methods of calculating interest impossible or impracticable to determine. As a result, any of these consequences may have an adverse effect on our financing costs.

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
The cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive or may suffer from declining production faster than anticipated. The use of seismic data and other technologies and the study of producing fields in the same area do not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. During 2020, we did not drill any wells.

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
During and following the 2008 global financial crisis, financial and capital markets were volatile due to multiple factors, including significant losses in the financial services sector and uncertain and rapidly changing access to capital and other economic conditions both in the U.S. and globally. In some cases, financial markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength. Volatility in the capital markets can significantly increase the cost of raising money in the debt and equity capital markets. Future market volatility, generally, and persistent weakness in commodity prices may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. These factors may adversely affect our business, results of operations or liquidity.

These factors may also adversely affect the value of certain of our assets and ability to draw on our New Credit Facility. Adverse credit and capital market conditions may require us to reduce the carrying value of assets associated with any derivative contracts to account for non-performance by, or increased credit risk from, counterparties to those contracts. If financial institutions that extended credit commitments to us are adversely affected by volatile conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have a material adverse effect on our financial condition and ability to borrow additional funds, if needed, for working capital, capital expenditures and other corporate purposes.

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
As of December 31, 2020, approximately 90.5% of our proved reserves and approximately 89.2% of our annual production was located in the Mid-Continent. We divested all of our North Park Basin assets in February 2021, making substantially all of our future proved reserves and production located in the Mid-Continent. This concentration could disproportionately expose us to operational and regulatory risk in this area. This relative lack of diversification in location of our key operations could expose us to adverse developments in the Mid-Continent or the oil and natural gas markets, including, for example, transportation or treatment capacity constraints, curtailment of production due to weather, electrical outages, treatment plant closures for scheduled maintenance, changes in the regulatory environment or other factors. These factors could have a significantly greater impact on our financial condition, results of operations and cash flows than if our properties were more diversified.

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

Shortages or increases in costs of equipment, services and qualified personnel could adversely affect our ability to execute our development plans on a timely basis and within our budget.
The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Additionally, higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly affect our ability to execute our development plans as projected.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to succeed.
The oil and natural gas industry is intensely competitive, and we compete with many companies that have greater financial and other resources than we do. Many of these companies not only explore for and produce oil and natural gas, but also conduct refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or identify, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration and development activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas. In addition, the use of such technology requires greater predrilling expenditures, which could adversely affect the economic results of drilling operations.
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
Our oil and natural gas development, production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these laws and regulations. As a result of recent incidents involving the release of oil and natural gas and fluids as a result of drilling activities in the United States, there have been a variety of regulatory initiatives at the federal and state levels to restrict oil and natural gas drilling operations in certain locations. Any increased regulation or suspension of oil and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on our business, financial condition and results of operations. We must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent we are a shipper on interstate pipelines, we must comply with the FERC-approved tariffs of such pipelines and with federal policies related to the use of interstate capacity.

Laws and regulations governing oil and natural gas operations may also affect production levels. We are required to comply with federal and state laws and regulations governing conservation matters, including provisions related to the unitization or pooling of our oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; and the plugging and abandonment of wells. These and other laws and regulations can limit the amount of oil and natural gas we can produce from our wells, limit the number of wells we can drill, or limit the locations at which we can conduct drilling operations.

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

Should we fail to comply with all applicable statutes, rules, regulations and orders of the FERC, the CFTC, the FTC or other regulators, we could be subject to substantial penalties and fines.

Under the EPAct 2005 and implementing regulations, the FERC prohibits market manipulation in connection with the purchase or sale of natural gas. The CFTC has similar authority under the Commodity Exchange Act and regulations it has promulgated thereunder with respect to certain segments of the physical and futures energy commodities market including oil and natural gas. The FTC also prohibits manipulative or fraudulent conduct in the wholesale petroleum market with respect to sales of commodities, including crude oil, condensate and natural gas liquids. . Other regulatory entities have jurisdiction over our industry and operations. These agencies have substantial enforcement authority, including the ability to impose penalties for current violations in excess of $1 million per day for each violation. The FERC has also imposed requirements related to reporting of natural gas sales volumes that may impact the formation of prices indices. Additional rules and legislation pertaining to these and other matters may be considered or adopted from time to time. Our failure to comply with these or other laws and regulations administered by these agencies could subject us to criminal and civil penalties, as described in Item 1. “Business— Other Regulation of the Oil and Natural Gas Industry.”

Our operations are subject to environmental and occupational safety and health laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations or result in significant costs and liabilities.
Our oil and natural gas operations are subject to stringent and complex federal, state, tribal, regional and local laws and regulations governing worker safety and health, the discharge and disposal of substances into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in litigation; the assessment of sanctions, including administrative, civil or criminal penalties; the imposition of investigatory, remedial or corrective action obligations; the occurrence of delays or restrictions in permitting or performance of projects; and the issuance of orders and injunctions limiting or preventing some or all of our operations in affected areas.

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
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and natural gas production. We routinely have utilized hydraulic fracturing techniques in the majority of our drilling and completion programs. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued CAA final regulations in 2012 and additional CAA regulations in June 2016 governing performance standards for the oil and natural gas industry; and in June 2016 issued final effluent limitations guidelines under the CWA that waste-water from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant. The EPA also issued an Advance Notice of Proposed Rulemaking under TSCA in 2014 regarding reporting of the chemical substances and mixtures used in hydraulic fracturing, but, to date, has taken no further action. Separately, the BLM published a final rule in March 2015 that establishes more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, the U.S. District Court of Wyoming struck down this rule in June 2016, and after various appeals and a presidential executive order directing it to review rules related to the energy industry, the BLM published a final rule rescinding the 2015 rule in December 2017.

From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, at this time, federal legislation related to hydraulic fracturing appears uncertain. In addition, certain states, including Oklahoma, have adopted regulations that could impose new or more stringent permitting, disclosure, and well-construction requirements on hydraulic fracturing operations. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted at the local, state or federal level, fracturing activities with respect to our properties could become subject to additional permit requirements, reporting requirements or operational restrictions, which may result in permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil, natural gas or NGLs that are ultimately produced in commercial quantities from our properties.

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

In addition, in November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands that are substantially similar to the EPA Quad Oa requirements. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. While, as a result of these developments, future implementation of the EPA and BLM methane rules is uncertain, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility. Moreover, several states where we operate or have operated, including Colorado, have already adopted further rules regarding LDAR programs and methane emissions.

Compliance with these rules could require us to purchase pollution control equipment, optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, there are a number of state and regional efforts that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States was one of almost 200 nations that agreed in December 2015 to the Paris Agreement. However, the Paris Agreement did not impose any binding obligations on the United States. In June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, which became effective November 4, 2020. On January 20, 2021, President Joe Biden rejoined the Paris Agreement.

The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and our operations could require us to incur additional costs to monitor, report and potentially reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for development and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on our assets and operations, and potentially subject us to greater regulation.

Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2020, as further described in Part II “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of our business operations.
In recent years, we have increasingly relied on information technology systems and networks in connection with our business activities, including certain of our acquisition, development and production activities. We rely on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality, availability and integrity of our data and the physical security of our employees and assets. We have experienced, and expect to continue to confront, attempts from hackers and other third parties to gain unauthorized access to our information technology systems and networks. Although prior cyber-attacks have not had a material adverse impact on our operations or financial performance, there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effect. Any cyber-attack could have a material adverse effect on our reputation, competitive position, business, financial condition and results of operations. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to implement further data protection measures.

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

We have programs, processes and technologies in place to attempt to prevent, detect, contain, respond to and mitigate security-related threats and potential incidents. We undertake ongoing improvements to our systems, connected devices and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards; however, because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur is challenging and makes us more vulnerable to cyber-attacks than other companies not similarly situated.

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

Terrorist activities, anti-terrorist efforts or other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If events of this nature occur and persist, the attendant political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on prevailing oil and natural gas prices and causing a reduction in our revenues. Oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and/or operations could be adversely impacted if infrastructure integral to our operations is destroyed by such attacks. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Risks Relating to COVID-19

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

Risks Relating to our Net Operating Loss Carryforwards ("NOLs")

Our ability to use our NOLs may be limited. We have adopted a Tax Benefits Preservation Plan that is designed to protect our NOLs but there is no assurance it will prevent an ownership change resulting in loss of the Company’s NOLs.

As of December 31, 2020, we had U.S. federal NOLs of $1.4 billion, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation, the majority of which will expire between 2025 and 2037, if not limited by additional triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

On July 1, 2020, our Board of Directors approved, and the Company adopted, a Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its tax NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan is designed to reduce the likelihood of an “ownership change” in order to protect our NOLs by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities. However, there is no assurance that the Tax Benefits Preservation Plan will prevent all transfers that could result in such an “ownership change.”

Risks Relating to our Common Stock

The exercise of all or any number of outstanding Warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.

As of the date of filing this report, we have outstanding Warrants to purchase approximately 6.7 million shares of our common stock at average exercise prices of either $41.34 and $42.03 per share. In addition, we have as of the date of this report, 1.0 million shares of common stock reserved for future issuance under the SandRidge Energy, Inc. 2016 Omnibus Incentive Plan (the, “Omnibus Incentive Plan”). The exercise of equity awards, including any stock options that we may grant in the future, the Warrants, and the sale of shares of our common stock underlying any such options or the Warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Warrants and any stock options that may be granted or issued pursuant to the Omnibus Incentive Plan in the future.

We have adopted a Tax Benefits Preservation Plan, which may discourage a corporate takeover.

On July 1, 2020, our Board of Directors adopted a Tax Benefits Preservation Plan and declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on July 13, 2020. Each share of our common stock issued thereafter will also include one right. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $5.00 per right, subject to adjustment.

The Board adopted the Tax Benefits Preservation Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs. We may utilize these NOLs in certain circumstances to offset future United States taxable income and reduce our United States federal income tax liability. Because the Tax Benefits Preservation Plan could make it more expensive for a person to acquire a controlling interest in us, it could have the effect of delaying or preventing a change in control even if a change in control was in our stockholders’ interest.

Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

In addition to our Tax Benefits Preservation Plan, provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware corporate law, could make it more difficult for a third party to acquire us, even though such acquisitions may be beneficial to our stockholders. These anti-takeover provisions include:
•lack of a provision for cumulative voting in the election of directors;
•the ability of our Board to authorize the issuance of “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;
•advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•limitations on who may call a special meeting of stockholders.

The provisions described above, our Tax Benefits Preservation Plan and provisions of Delaware corporate law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Information regarding the Company’s properties is included in Item 1.

Item 3.    Legal Proceedings

See "Note 13—Commitments and Contingencies” to the accompanying consolidated financial statements in Item 8 of this report.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since October 4, 2016, the Successor Company’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “SD.”

On February 25, 2021, there were 343 record holders of the Company’s common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with other sections of this report, including: “Business” in Item 1 and “Financial Statements and Supplementary Data” in Item 8. Our discussion and analysis includes the following subjects:
•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources;
•Valuation Allowance; and
•Critical Accounting Policies and Estimates.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent and North Park Basin of Colorado. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

Operational Activities

There was no drilling activity during the year ended December 31, 2020. Operational activities for the year ended December 31, 2019 included the following:

	Year Ended December 31,
	2019
	Gross Wells Drilled	Net Wells Drilled	Average Rigs Drilling
Area
Mid-Continent (1)	11	3.9	0.6
North Park Basin	10	10.0	0.4
Total	21	13.9	1.0
____________________
(1)    Eight wells were drilled under our previous drilling participation agreement during the year ended December 31, 2019. Under this agreement, we receive a 20% net working interest after funding 10% of the drilling and completion costs related to the subject wells. The last well under this agreement was completed in the second quarter of 2019.

The chart below shows production by product for the years ended December 31, 2020 and 2019:

Total Production (MBoe)
17,500
15,000
12,500
10,000
7,500
5,000
2,500
0
8,703
3,925
2,694
2,084
11,956
5,527
2,910
3,519
2020 (1)
2019 (2)
Natural Gas
NGL
Oil

(1)For the year ended December 31, 2020, Mid-Continent production was 3,925 MBoe in natural gas, 2,694 MBoe in NGLs and 1,144 MBoe in oil totaling 7,763 MBoe. North Park Basin had 940 MBoe in oil.
(2)For the year ended December 31, 2019, Mid-Continent production was 5,527 MBoe in natural gas, 2,908 MBoe in NGLs and 1,988 MBoe in oil totaling 10,423 MBoe. North Park Basin had 1,531 MBoe in oil and 2 MBoe in NGLs totaling 1,533 MBoe.

Total production for 2020 was comprised of approximately 23.9% oil, 45.1% natural gas and 31.0% NGLs compared to 29.4% oil, 46.2% natural gas and 24.4% NGLs in 2019.

Recent Events

•On March 3, 2021, the Company named Mr. Grayson Pranin, formerly its Vice President for Reserves and Engineering, as Senior Vice President and Chief Operating Officer. The Company also named Mr. Salah Gamoudi, the Company’s Chief Financial Officer and Chief Accounting Officer, as a Senior Vice President. It also named Mr. Dean Parrish, formerly its Director of Operations, as its Vice President of Operations.

•On February 5, 2021, we sold all of our oil and natural gas properties and related assets of the North Park Basin in Colorado for a purchase price of $47 million in cash. The sale closed for net proceeds of $39.7 million in cash, which is net of effective to closing date adjustments.

•SandRidge Mississippian Trust I: We are party to the Amended and Restated Trust Agreement of SandRidge Mississippian Trust I (the “SDT Trust”), dated April 12, 2011, by and among the Company, the Bank of New York Mellon Trust Company, N.A., and the Corporation Trust Company (the “Trust Agreement”). Pursuant to the Trust Agreement, we have a right of first refusal with respect to any sale of assets of the SDT Trust to a third party following the occurrence of certain events (a “Triggering Event”). On October 23, 2020, the SDT Trust announced the Trust will be required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. At December 31, 2020, the market capitalization of the SDT Trust was $5.1 million of which we own approximately 26.9%.

• On September 10, 2020, the Company closed on the acquisition of the overriding royalty interests of SandRidge Mississippian Trust II for a gross purchase price of $5.25 million (net purchase price of $3.28 million, given the Company's 37.6% ownership of the Trust).

•On August 31, 2020, SandRidge Realty, LLC, a wholly owned subsidiary of the Company, closed on the sale of the Company's 30-story office tower and annex with parking and ancillary uses located at 123 Robert S. Kerr, Oklahoma City, Oklahoma 73102, for net proceeds of approximately $35.4 million.

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

Outlook

As discussed in “Business— Our Business Strategy” in Item 1 of this report, we will focus on maximizing free cash flow in 2021 through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation, which includes limiting our drilling capital to locations we believe will provide high rates of return in the current commodity price environment. As a result, our planned capital expenditures for 2021 will be similar to our 2020 levels. Given this expected level of capital expenditures, our oil, natural gas and NGL production will likely decline in 2021. We will be prepared to expand our capital program after considering all factors including commodity prices. We will also continue our pursuit of acquisitions and business combinations which provide high margin properties with attractive returns at current commodity prices.

The COVID-19 pandemic and other pricing volatility caused by the announcement of production increases by Saudi Arabia-led OPEC and Russia caused a steep decline in oil prices in March 2020, which further decreased to historic lows in April 2020. Although we cannot reasonably estimate what the full impact of the COVID-19 pandemic and other market volatility will have on our business, it could have a material, adverse impact on near-term future revenues and overall profitability. Additionally, we have implemented several additional initiatives to maximize free cash flow, reduce our debt level, maximize our liquidity position and, ultimately realize greater shareholder value. These initiatives included personnel and non-personnel cost reductions, the sale of the company headquarters during 2020. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

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

	Year Ended December 31,
	2020	2019
Oil (per Bbl)	$39.19	$57.04
Natural gas (per Mcf)	$2.13	$2.53

In order to reduce our exposure to price fluctuations, we have historically entered into commodity derivative contracts for a portion of our anticipated future oil and natural gas production as discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” Reducing the Company’s exposure to price volatility helps mitigate the risk that we will not have adequate funds available to support our operations. During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil and natural gas. Conversely, during periods of declining market prices of oil and natural gas, our commodity derivative contracts may partially offset declining revenues and cash flow to the extent strike prices for our contracts are above market prices at the time of settlement. However, as of December 31, 2020, the Company had no remaining open commodity derivative contracts.

Acquisitions and Divestitures of Properties

2020 Acquisitions and Divestitures

On September 10, 2020, the Company acquired all of the overriding royalty interests held by SandRidge Mississippian Royalty Trust II ("the Trust") for a net purchase price of $3.28 million, given our 37.6% ownership of the Trust. The Company accounted for this transaction as an asset acquisition and allocated the purchase price of the acquisition plus the transactions costs to oil and gas properties.

On August 31, 2020, the Company closed on the previously announced sale of its corporate headquarters building located in Oklahoma City, OK, for net proceeds of approximately $35.4 million.

See "Note 22—Subsequent Event” to the accompanying consolidated financial statements in Item 8 of this report. for information related to the February 5, 2021 sale of our North Park Basin assets.

2019 Acquisitions and Divestitures

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

Oil, Natural Gas and NGL Production and Pricing

The table below presents production and pricing information for the years ended December 31, 2020, and 2019.

	Year Ended December 31,
	2020	2019
Production data (in thousands)
Oil (MBbls)	2,084	3,519
NGL (MBbls)	2,694	2,910
Natural gas (MMcf)	23,552	33,164
Total volumes (MBoe)	8,703	11,956
Average daily total volumes (MBoe/d)	23.8	32.8
Average prices—as reported (1)
Oil (per Bbl)	$35.33	$52.96
NGL (per Bbl)	$6.67	$12.23
Natural gas (per Mcf)	$0.97	$1.33
Total (per Boe)	$13.15	$22.26
Average prices—including impact of derivative contract settlements (2)
Oil (per Bbl)	$40.10	$53.30
NGL (per Bbl)	$6.67	$12.23
Natural gas (per Mcf)	$0.80	$1.48
Total (per Boe)	$13.83	$22.78

___________________
(1)Prices represent actual average prices for the periods presented and do not include the impact of derivative transactions.
(2)Excludes early settlements of commodity derivative contracts prior to their contractual maturity.

The table below presents production by area of operation for the years ended December 31, 2020 and 2019, and illustrates the impact of (i) natural declines in existing producing wells in the Mid-Continent, (ii) No new wells in 2020.

	Year Ended December 31,
	2020		2019
	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production
Mid-Continent	7,763	89.2%	10,423	87.2%
North Park Basin	940	10.8%	1,533	12.8%
Total	8,703	100.0%	11,956	100.0%

Revenues

Consolidated revenues for the years ended December 31, 2020 and 2019 are presented in the table below (in thousands).

	Year Ended December 31,
	2020	2019
Revenues
Oil	$73,621	$186,360
NGL	17,962	35,598
Natural gas	22,867	44,146
Other	526	741
Total revenues	$114,976	$266,845

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the years ended December 31, 2020 and 2019 are shown in the table below (in thousands):

2019 oil, natural gas and NGL revenues	$266,104
Change due to production volumes in 2020	(42,779)
Change due to average prices in 2020	(108,875)
2020 oil, natural gas and NGL revenues	$114,450

Oil, natural gas and NGL revenues decreased by a combined $151.7 million, or 57.0% for the year ended December 31, 2020, compared to 2019. The average prices for oil, natural gas and NGL's declined significantly during 2020, due largely to an increase in anticipated global supplies of these commodities after a pledged increase in oil production from Saudi Arabia-led OPEC, and the reduction in demand stemming from the COVID-19 pandemic. See “Item 1A. Risk Factors” included in Part I of this Annual Report for additional discussion of the potential impact these events may have on our future revenues.

The decline in production for the year ended December 31, 2020 compared to 2019, largely resulting from the absence of newly drilled wells in 2020 and natural production declines in our existing producing wells in the Mid-Continent and North Park Basin. North Park Basin ("NPB") represented $31.1 million, or 27.0% of the Company's $115.0 million total consolidated Revenues for the year ended December 31, 2020.

Operating Expenses

Operating expenses for the years ended December 31, 2020, and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Lease operating expenses	$43,431	$90,938
Production, ad valorem, and other taxes	9,634	19,394
Depreciation and depletion—oil and natural gas	50,349	146,874
Depreciation and amortization—other	7,736	11,684
Total operating expenses	$111,150	$268,890

Lease operating expenses ($/Boe)	$4.99	$7.61
Production, ad valorem, and other taxes ($/Boe)	$1.11	$1.62
Depreciation and amortization—oil and natural gas ($/Boe)	$5.11	$12.28
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	8.4%	7.3%

Lease operating expenses for 2020 decreased $47.5 million, or $2.62/Boe from 2019. This decrease primarily resulted from field personnel reductions in force, in addition to the shut-in of wells that had become uneconomic due to natural production declines and deteriorating pricing during the year ended December 31, 2020. NPB represented $9.1 million, or 20.9% of the Company's $43.4 million consolidated Lease operating expense for the year ended December 31, 2020.

Production, ad valorem, and other taxes has decreased primarily due to declining production and revenues. Further, they have increased as a percentage of oil, natural gas, and NGL revenue for the year 2020 compared to 2019, primarily due to ad valorem taxes remaining consistent throughout 2020 while revenues have declined during 2020. NPB represented $1.8 million, or 18.7% of the Company's $9.6 million consolidated Production, ad valorem and other taxes for the year ended December 31, 2020.

Depreciation and depletion for oil and natural gas properties decreased by $96.5 million for the year ended December 31, 2020 compared to 2019 due to an decrease in the average depreciation and depletion rate to $5.11 per Boe in 2020 compared to an average rate of $12.28 in 2019. This rate decrease is primarily due to the full cost ceiling test impairments recorded in the third and fourth quarters of 2019, as well as the ceiling test impairments recorded in 2020.

Impairment

Impairment expense for the years ended December 31, 2020, and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Impairment
Full cost pool ceiling limitation	$218,399	$409,574
Other	38,000	—
Total impairment	$256,399	$409,574

Full cost pool impairment.    Impairment for the year ended December 31, 2020 largely resulted from an impairment charge of $256.4 million, which included a full cost ceiling limitation impairment charge of $218.4 million, and an impairment charge of $38 million to write down the value of the Company's office headquarters to its estimated fair value less estimated costs to sell the building. For the quarter ended December 31, 2020, we recorded a full cost ceiling limitation impairment charge of $2.6 million.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC prices as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at December 31, 2020 were $39.57 per barrel of oil and $1.99 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended February 1, 2021, as well as the short-term pricing outlook for the remainder of the first quarter 2021, we anticipate the SEC prices utilized in the March 31, 2021 full cost ceiling test may be $39.42 per barrel of oil and $2.16 per Mcf of natural gas, (the "estimated first quarter prices"). Applying these estimated first quarter prices, and holding all other inputs constant to those used in the calculation of our December 31, 2020 ceiling test, no full cost ceiling limitation impairment is indicated for the first quarter of 2021.
However, a full cost ceiling limitation impairment may still be realized in the first quarter of 2021 and in subsequent quarters based on the outcome of numerous other factors such as additional declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves. Any such ceiling test impairments in 2021 could be material to our net earnings.

Non-Operating Expenses

Non-operating expenses for the years ended December 31, 2020, and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
General and administrative	$15,327	$32,058
Restructuring expenses	2,733	—
Employee termination benefits	8,433	4,792
Gain on derivative contracts	(5,765)	(1,094)
Other operating expense (income)	206	(608)
Total non-operating expenses	$20,934	$35,148

General and administrative expenses decreased $16.7 million, or 52.2%, for the year ended December 31, 2020 compared to 2019 primarily from a reduction in compensation related costs after completing reductions in force during the second quarter of 2019 and the first three quarters of 2020. Part of the decrease is also due to reductions in professional costs such as legal expenses, technology, software, audit fees and consulting services.

Restructuring expenses represent fees and costs associated with our outsourcing and relocation of certain corporate specific functions that are of a non-recurring nature and expenses related to the 2016 bankruptcy.

Employee termination benefits for the year ended December 31, 2020, include cash and share-based severance costs incurred primarily as a result of the reduction in force. On July 1, 2020, the Company's then current Chief Financial Officer, Michael A. Johnson and Chief Operating Officer, John Suter, separated employment from the Company. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with these separations during 2020.

Employee termination benefits for the year ended December 31, 2019, include cash and share-based severance costs incurred related to (i) a reduction in force in the second quarter of 2019 and (ii) severance costs associated with the departure of our former Executive Vice President, General Counsel and Corporate Secretary, Phil Warman, and former CEO, Paul McKinney.

See "Note 19—Employee Termination Benefits" to the accompanying consolidated financial statements in Item 8 of this report for additional information.

We recorded a net gain on commodity derivative contracts of $5.8 million and $1.1 million for the years ended December 31, 2020, and 2019, respectively, as reflected in the accompanying consolidated statements of operations, which includes net cash receipts upon settlement of $5.9 million and $6.3 million, respectively.

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

Other Income (Expense)

Other income (expense) for the years ended December 31, 2020, and 2019 is reflected in the table below (in thousands):

	Year Ended December 31,
	2020	2019
Other (expense) income
Interest expense, net	$(1,998)	$(2,974)
Other (expense) income , net	(2,494)	436
Total other (expense) income	$(4,492)	$(2,538)

Interest expense for the years ended December 31, 2020, and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Interest expense
Interest expense on debt	$2,387	$3,658
Interest expense on right of use assets	114	160
Write off of debt issuance costs	266	142
Amortization of debt issuance costs, premium and discounts	—	558
Capitalized interest	(750)	(1,453)
Total	2,017	3,065
Less: interest income	(19)	(91)
Total interest expense, net	$1,998	$2,974

Interest expense incurred during the year ended December 31, 2020 is primarily comprised of interest and fees paid on the Prior Credit Facility that was terminated on November 30, 2020. Interest expense incurred during the year ended December 31, 2019 is primarily comprised of interest and fees paid on the Prior Credit Facility.

See “Note 11—Long-Term Debt” to the accompanying consolidated financial statements in Item 8 of this report for additional discussion of our long-term debt transactions.

The Other (expense) income, net line item for the year ended December 31, 2020 includes an allowance for doubtful accounts of $2.5 million that was recorded as a result of conducting an assessment of governmental and other regulatory receivable balances, which we have deemed as potentially uncollectible. This allowance is non-recurring in nature, and does not represent allowances for doubtful accounts related to joint interest billing receivables or other recurring items.

Liquidity and Capital Resources

At December 31, 2020, our cash and cash equivalents, excluding restricted cash, were $22.1 million. Additionally, we had a $20.0 million term loan outstanding and $10.0 million available under our $30.0 million New Credit Facility, which matures on November 30, 2023. See "Note—11 Long-Term Debt" to the accompanying consolidated financial statements in Item 8 of this report. for further discussion. As of March 1, 2021, the Company had, no outstanding balance under the New Credit Facility revolving line of credit, and a $20.0 million outstanding term loan under the New Credit Facility.

As discussed in “— Recent Events” and “— Outlook” above, we have undertaken several initiatives in 2020, which we believe have the potential to positively impact our liquidity. These initiatives are expected to maximize free cash flow and ultimately realize greater shareholder value to address the negative impact of the COVID-19 pandemic and commodity price volatility on our financial position and future liquidity. These initiatives included personnel and non-personnel cost reductions the sale of our corporate headquarters, and the signing of a purchase and sale agreement to sell our North Park Basin assets.

We are unable to project the full impact the COVID-19 pandemic will have on our financial position and results of operations at this time, but these measures, along with amounts available to be drawn on our New Credit Facility, cash on hand, and other cash flows from operations are expected to provide ample liquidity for the next 12 months.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2020 included cash flow from operations, cash on hand and amounts available under our New Credit Facility, as discussed in “—Credit Facility” below. As discussed in “— Outlook” above to the accompanying audited consolidated financial statements and “Item 1A. Risk Factors” included in Part I of this Annual Report, we expect the COVID-19 pandemic and other market volatility factors to have a material, adverse impact on future revenue growth and overall profitability for the foreseeable future.

Our working capital deficit decreased to $18.1 million at December 31, 2020, compared to $49.8 million at December 31, 2019, the positive impact on working capital resulted primarily from an increase in cash and cash equivalents at December 31, 2020 as a result of proceeds from asset sales, cash from operations and the new term loan. In addition, accounts payable decreased due to a decline in drilling and completions activity in 2020, in addition to our cost reduction efforts..

We intend to spend between $5 million and $10 million in our 2021 capital budget plan, excluding any expenditures for acquisitions. We intend to fund capital expenditures and other commitments for the next 12 months using cash flows from our operations, borrowings under our New Credit Facility and cash on hand. We will endeavor to keep our capital spending within or very close to our projected cash flows from operations subject to changing industry conditions or events.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2016 through December 2020, the NYMEX settled price for oil fluctuated between a high of $77.41 per Bbl and a low of $(36.98) per Bbl, and the month-end NYMEX settled price for gas fluctuated between a high of $4.84 per MMBtu and a low of $1.48 per MMBtu.

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

Cash flows for the years ended December 31, 2020, and 2019 are presented in the following table and discussed below (in thousands):

	Year Ended December 31,
	2020	2019
Cash flows provided by operating activities	$36,162	$121,324
Cash flows provided by (used in) investing activities	25,093	(189,849)
Cash flows (used in) provided by financing activities	(38,957)	54,848
Net increase (decrease) in cash and cash equivalents	$22,298	$(13,677)

Cash Flows from Operating Activities

The $85.2 million decrease in operating cash flows for the year ended December 31, 2020 compared to 2019, is primarily due the significant decline in revenues, which was partially offset by reductions in general and administrative costs and lease operating expenses as well as the other changes in working capital discussed previously.

See “—Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses, and see “Note 19—Employee Termination Benefits” to the accompanying consolidated financial statements included in Item 8 of this report for additional detail on cash paid for employee termination benefits.

Cash Flows from Investing Activities

During the year ended December 31, 2020, cash flows provided by investing activities primarily reflects $35.4 million of net cash proceeds primarily from the sale of the corporate office building, offset by cash payments made for capital expenditures coupled with the acquisition of $3.3 million primarily related to overriding royalty interests. See "Note 3— Acquisitions, Divestitures and Disposal of Assets and Oil and Gas Properties" to the accompanying consolidated financial statements included in Item 8 of this report for additional information.

During the year ended December 31, 2019, cash flows used in investing activities primarily consisted of capital expenditures for drilling and completion activities partially offset by proceeds from the sale of assets.

Capital Expenditures.

Our capital expenditures for the years ended December 31, 2020 and 2019, are summarized below (in thousands):

	Year Ended December 31,
	2020	2019
Capital Expenditures
Drilling, completion, and capital workovers	$3,563	$157,999
Leasehold and geophysical	1,005	3,790
Other - corporate	—	245
Capital expenditures, excluding acquisitions (on an accrual basis)	4,568	162,034
Acquisitions (1)	3,701	(236)
Current year total capital expenditures, including acquisitions	8,269	161,798
Change in capital accruals (2)	4,194	29,644
Total cash paid for capital expenditures	$12,463	$191,442
____________________
(1)Excludes $3.9 million and $5.4 million for the years ended December 31, 2020 and December 31, 2019, respectively, related to nonmonetary transactions.
(2)Reflects cash paid during the period presented for expenditures related to the prior year's capital program.

Capital expenditures, excluding acquisitions, for development and production activities decreased for the year ended December 31, 2020 compared to 2019, which is in line with the planned decrease in drilling and completion activity and related costs as reflected in our lower capital expenditures budget in 2020 and 2019.

Cash Flows from Financing Activities

Our financing activities used $39.0 in of cash for the year ended December 31, 2020, which consisted primarily of $57.5 million of net repayments of borrowings under the Prior Credit Facility partially offset by $20.0 million in proceeds from the New Credit Facility.
.
Our financing activities provided $54.8 million of cash for the year ended December 31, 2019, which consisted primarily of proceeds from borrowings from our Prior Credit Facility during each period.

Indebtedness

Credit Facility

Credit Facility. On November 30, 2020, the Company entered into a $30 million New Credit Facility with the lenders party thereto and Icahn Agency Services LLC, as administrative agent (the “New Administrative Agent”). The New Credit Facility consists of a $10 million revolving loan facility and a $20 million term loan facility.

The New Credit Facility has two significant covenants, which require us to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. These financial covenants are subject to customary cure rights. We were in compliance with all applicable financial covenants under the New Credit Facility as of December 31, 2020.

The New Credit Facility replaced the Company’s Prior Credit Facility, dated as of February 10, 2017, as amended which was terminated effective November 30, 2020 and otherwise would have matured on April 1, 2021. The company used the $20.0 million term loan proceeds to repay the $12.0 million outstanding on the Prior Credit Facility on November 30, 2020.

We have approximately $10.0 million of available borrowing capacity under the New Credit Facility line of credit at December 31, 2020.

See “Note 11—Long-Term Debt” to the accompanying consolidated financial statements included in Item 8 of this report for additional discussion of the Company’s debt during 2020 and 2019.

Valuation Allowance

Upon emergence from bankruptcy and the application of fresh start accounting in 2016, our tax basis in property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had significant U.S. federal net operating losses remaining after the attribute reduction caused by the restructuring transactions. As such, the successor Company had significant deferred tax assets to consume upon emergence. We considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be fully realized and established a valuation allowance against our net deferred tax asset upon emergence and maintained the valuation allowance for the subsequent periods through December 31, 2020.

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

In determining whether to maintain the valuation allowance at December 31, 2020, we concluded that the objectively verifiable negative evidence of the presumption of cumulative negative earnings upon emergence and actual cumulative negative earnings for the Successor Company period ending December 31, 2020, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, we have not changed our judgment regarding the need for a full valuation allowance against our net deferred tax asset for the period ending December 31, 2020.

See “Note 14—Income Taxes” to the accompanying consolidated financial statements for additional discussion of income tax related matters.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s financial statements requires management to make assumptions and prepare estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are based on historical experience and various other assumptions believed to be reasonable; however, actual results may differ significantly. The Company’s critical accounting policies and additional information on significant estimates are discussed below. See “Note 1—Summary of Significant Accounting Policies” to the Company’s accompanying consolidated financial statements in Item 8 of this report for additional discussion of significant accounting policies.

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

Proved Reserves.  Approximately 91.5% of the Company’s reserves were estimated by independent petroleum engineers for the year ended December 31, 2020. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data. The accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. For the years ended December 31, 2020 and 2019, the Company revised its proved reserves from prior years’ reports by approximately (44.8) MMBoe and (58.5) MMBoe, respectively, due to decreases in SEC prices used to value reserves at the end of the applicable period, production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries. Estimates of proved reserves are key components of the Company’s financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation, depletion and impairment expenses.

Method of Accounting for Oil and Natural Gas Properties. The Company’s business is subject to accounting rules that are unique to the oil and natural gas industry. There are two allowable methods of accounting for oil and natural gas business activities: the successful efforts method and the full cost method. The Company uses the full cost method to account for its oil and natural gas properties. All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Exploration and development costs include dry well costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil, natural gas and NGL reserves. Amortization of oil and natural gas properties is calculated using the unit-of-production method based on estimated proved oil, natural gas and NGL reserves. Sales and abandonments of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustments would significantly alter the relationship between capitalized costs and proved oil, natural gas and NGL reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the proved reserve quantities of a cost center, unless it results in a greater than 10% change to the depletion rate.

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

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties and electrical infrastructure costs, net of accumulated depreciation, depletion and impairment, less related deferred income taxes, may not exceed an amount equal to the ceiling limitation. The Company calculates its full cost ceiling limitation using SEC prices adjusted for basis or location differentials, held constant over the life of the reserves. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down cannot be reversed at a later date. The Company recorded full cost ceiling impairment of $218.4 million for the year ended December 31, 2020 and $409.6 million for the year ended December 31, 2019. See “—Consolidated Results of Operations” for additional discussion of full cost ceiling impairments.

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

Property, Plant and Equipment, Net. Other capitalized costs including other property and equipment, such as electrical infrastructure assets and buildings, are carried at cost or the amortized fair value established on the 2016 bankruptcy emergence date. Renewals and improvements are capitalized while repairs and maintenance are expensed. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 39 years for buildings and 1 to 27 years for the electrical infrastructure assets and other equipment. When property and equipment components are disposed of, the cost and the related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. The carrying value of property and equipment is reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable. Assets are considered to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset or asset group including disposal value, if any, is less than the carrying amount of the asset or asset group. If an asset or asset group is determined to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. The Company may also determine fair value by using the present value of estimated future cash inflows and/or outflows, or third-party offers or prices of comparable assets with consideration of current market conditions to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Changes in such estimates could cause the Company to reduce the carrying value of property and equipment.

See “—Consolidated Results of Operations” and “Note 9—Impairment” to the Company’s accompanying consolidated financial statements in Item 8 of this report for a discussion of the Company’s impairments.

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

Revenue Recognition. Sales of oil, natural gas and NGLs are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck, net of royalties, discounts and allowances, as applicable. The Company deducts transportation costs from oil, natural gas and NGL revenues. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are included in production, ad valorem and other taxes in the consolidated statements of operations. See "Note 16—Revenues" to the Company's accompanying consolidated financial statements in Item 8 of this report for further information on the Company's accounting policies related to revenues.

Income Taxes. Deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. As of December 31, 2020, the Company had a full valuation allowance against its net deferred tax asset. The valuation allowance serves to reduce the tax benefits recognized from the net deferred tax asset to an amount that is more likely than not to be realized based on the weight of all available evidence.

New Accounting Pronouncements. For a discussion of recently adopted accounting standards and recent accounting standards not yet adopted, see “Note 1—Summary of Significant Accounting Policies” to the Company’s accompanying consolidated financial statements in Item 8 of this report.

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

We use, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At December 31, 2020, we had no open commodity derivative contracts.

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

The following table summarizes derivative activity for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
(Gain) loss on commodity derivative contracts	$(5,765)	$(1,094)
Cash (received) paid on settlements	$(5,879)	$(6,266)

As of December 31, 2020, the Company had no derivative contracts.

See “Note 6—Derivatives” to the accompanying consolidated financial statements in Item 8 of this report for additional information regarding our commodity derivatives.

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

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with each of our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Therefore, we are not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. We are exposed to interest rate risk on our New Credit Facility. This variable interest rate on our New Credit Facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on this instrument is periodically redetermined based on prevailing market interest rates, primarily LIBOR. We had $20.0 million in outstanding variable rate debt as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2020.

/s/ CARL F. GIESLER, JR.	/s/ SALAH GAMOUDI
Carl F. Giesler, Jr. President and Chief Executive Officer	Salah Gamoudi Senior Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SandRidge Energy, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statement of operations, changes in stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Properties, Depletion, and Impairment — Refer to Notes 1, 8, and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company’s proved and natural gas properties are amortized using the unit-of-production method and are evaluated for impairment using a ceiling limitation calculation. The development of the Company’s oil and natural gas reserve quantities and the related future net revenues requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, rates of production, and future development costs. As a result of changing market conditions, commodity prices and future development costs, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company engages independent petroleum engineers to estimate oil and natural gas reserves using these estimates, assumptions, and engineering data. Changes in these assumptions could materially affect the Company’s depreciation, depletion and impairment expenses. The proved oil and natural gas properties balance was $1.5 billion and the associated accumulated depreciation, depletion and impairment was $1.4 billion as of December 31, 2020. Depreciation, depletion- oil and natural gas expense was $50.3 million for the year ended December 31, 2020. Impairment was $218.4 million for the year ended December 31, 2020.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related net revenues including management’s estimates and assumptions related to forecasted rates of production requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address management’s significant judgments and estimates associated with oil and natural gas reserves quantities and related future net revenues included the following, among others:

a.We evaluated the reasonableness of management’s estimated reserve quantities by performing the following:

i.Evaluating the experience, qualifications and objectivity of independent petroleum engineers.
ii.For a sample of proved developed wells, we evaluated the well’s expected forecasted production by comparing such the expected decline rate of production in future periods to historical production volumes and decline rates of the well.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 4, 2021

We have served as the Company's auditor since 2019.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$22,130	$4,275
Restricted cash - other	6,136	1,693
Accounts receivable, net	19,576	28,644
Derivative contracts	—	114
Prepaid expenses	2,890	3,342
Other current assets	80	538
Total current assets	50,812	38,606
Oil and natural gas properties, using full cost method of accounting
Proved	1,463,950	1,484,359
Unproved	17,964	24,603
Less: accumulated depreciation, depletion and impairment	(1,375,692)	(1,129,622)
	106,222	379,340
Other property, plant and equipment, net	103,118	188,603
Other assets	680	1,140
Total assets	$260,832	$607,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$51,426	$64,937
Asset retirement obligations	16,467	22,119
Other current liabilities	984	1,367
Total current liabilities	68,877	88,423
Long-term debt	20,000	57,500
Asset retirement obligations	40,701	52,897
Other long-term obligations	3,188	6,417
Total liabilities	132,766	205,237
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 35,928 issued and outstanding at December 31, 2020 and 35,772 issued and outstanding at December 31, 2019	36	36
Warrants	88,520	88,520
Additional paid-in capital	1,062,220	1,059,253
Accumulated deficit	(1,022,710)	(745,357)
Total stockholders’ equity	128,066	402,452
Total liabilities and stockholders’ equity	$260,832	$607,689

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$114,450	$266,104
Other	526	741
Total revenues	114,976	266,845
Expenses
Lease operating expenses	43,431	90,938
Production, ad valorem, and other taxes	9,634	19,394
Depreciation and depletion—oil and natural gas	50,349	146,874
Depreciation and amortization—other	7,736	11,684
Impairment	256,399	409,574
General and administrative	15,327	32,058
Restructuring expenses	2,733	—
Employee termination benefits	8,433	4,792
Gain on derivative contracts	(5,765)	(1,094)
Other operating (income) expense	206	(608)
Total expenses	388,483	713,612
Loss from operations	(273,507)	(446,767)
Other (expense) income
Interest expense, net	(1,998)	(2,974)
Other (expense) income, net	(2,494)	436
Total other (expense) income	(4,492)	(2,538)
Loss before income taxes	(277,999)	(449,305)
Income tax benefit	(646)	—
Net loss	$(277,353)	$(449,305)
Loss per share
Basic	$(7.77)	$(12.68)
Diluted	$(7.77)	$(12.68)
Weighted average number of common shares outstanding
Basic	35,689	35,427
Diluted	35,689	35,427

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2018	35,687	$36	6,604	$88,516	$1,055,164	$(295,995)	$847,721
Issuance of stock awards, net of cancellations	40	—	—	—	—	—	—
Common stock issued for general unsecured claims	45	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,460	—	4,460
Issuance of warrants for general unsecured claims	—	—	55	4	(4)	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(367)	—	(367)
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(449,305)	(449,305)
Balance at December 31, 2019	35,772	36	6,659	88,520	1,059,253	(745,357)	402,452
Issuance of stock awards, net of cancellations	96	—	—	—	—	—	—
Common stock issued for general unsecured claims	60	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,031	—	3,031
Issuance of warrants for general unsecured claims	—	—	75	—	—	—	—
Cash paid for tax withholdings on vested stock awards	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	(277,353)	(277,353)
Balance at December 31, 2020	35,928	$36	6,734	$88,520	$1,062,220	$(1,022,710)	$128,066

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(277,353)	$(449,305)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	3,202	16
Depreciation, depletion and amortization	58,085	158,558
Impairment	256,399	409,574
Debt issuance costs amortization	792	558
Write off of debt issuance costs	—	142
Gain on derivative contracts	(5,765)	(1,094)
Cash received (paid) on settlement of derivative contracts	5,879	6,266
Gain on sale of assets	(100)	—
Stock-based compensation	3,012	4,254
Other	149	(187)
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	5,867	15,829
Prepaid expenses	452	(714)
Other current assets	458	(301)
Other assets and liabilities, net	1,134	(610)
Accounts payable and accrued expenses	(12,968)	(17,217)
Asset retirement obligations	(3,081)	(4,445)
Net cash provided by operating activities	36,162	121,324
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(8,762)	(191,678)
Acquisitions of assets	(3,701)	236
Proceeds from sale of assets	37,556	1,593
Net cash provided by (used) in investing activities	25,093	(189,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	59,000	211,096
Repayments of borrowings	(96,500)	(153,596)
Debt issuance costs	(160)	(911)
Reduction of financing lease liability	(1,233)	(1,374)
Cash paid for tax withholdings on vested stock awards	(64)	(367)
Net cash (used in) provided by financing activities	(38,957)	54,848
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	22,298	(13,677)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	5,968	19,645
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of year	$28,266	$5,968

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas acquisition, development and production company headquartered in Oklahoma City, Oklahoma with a principal focus on developing and producing hydrocarbon resources in the United States.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries, including its proportionate share of the Royalty Trust. All intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash. The Company maintains restricted escrow funds as required by certain contractual arrangements in accordance with the Plan. In addition, the Company maintains funds related to collateralize letters of credit and credit cards issued by lenders that were party to the Prior Credit Facility.

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

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of unproved properties and internal costs directly related to the Company’s acquisition, development, and production activities and capitalized interest. The Company capitalized gross internal costs of $0.7 million and $5.7 million during the years ended December 31, 2020 and 2019, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

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

Sales and abandonments of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustments would significantly alter the relationship between capitalized costs and proved oil, natural gas and NGL reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the proved reserve quantities of a cost center, unless it results in a greater than 10% change to the depletion rate.

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

Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that estimated future net operating cash flows directly related to the asset or asset group including disposal value is less than the carrying amount of the asset or asset group. Impairment is measured as the excess of the carrying amount of the impaired asset or asset group over its fair value. See Note 9 for further discussion of impairments.

Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. During the year ended December 31, 2020 the Company capitalized interest of approximately $0.7 million on unproved properties that were not currently being depreciated or depleted and on which exploration activities were in progress. During the year ended December 31, 2019 the Company capitalized interest of approximately $1.5 million on unproved properties that were not currently being depreciated or depleted and on which exploration activities were in progress.

Debt Issuance Costs. The Company includes unamortized line-of-credit debt issuance costs, if any, related to its New Credit Facility in other assets in the consolidated balance sheets. Other debt issuance costs related to long-term debt, if any, are presented in the balance sheets as a direct deduction from the associated debt liability, if material. Debt issuance costs are amortized to interest expense over the term of the related debt. When debt is retired, any unamortized costs, if material are written off and included in gain or loss on extinguishment of debt.

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
The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has recorded a liability for natural gas imbalance positions of $1.1 million and $1.6 million at December 31, 2020 and 2019, respectively. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheets.

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

Restructuring expenses. Restructuring expenses represent fees and costs associated with our outsourcing and relocation of certain corporate specific functions that are of a non-recurring nature, and expenses related to the 2016 bankruptcy.

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

Concentration of Risk. All of the Company’s commodity derivative transactions have been carried out in the over-the-counter market, which involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of the Company’s commodity derivative transactions have an “investment grade” credit rating. The Company monitors the credit ratings of its commodity derivative counterparties on an ongoing basis and considers their credit default risk ratings in determining the fair value of its commodity derivative contracts. The Company’s commodity derivative contracts have been with multiple counterparties to minimize exposure to any individual counterparty.

The Company was not required to provide collateral to counterparties in order to secure commodity derivative instruments. The Company had master netting agreements with all of its commodity derivative counterparties, which allowed the Company to net its commodity derivative assets and liabilities for like commodities and derivative instruments with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from the counterparties under the commodity derivative contracts. The Company’s loss was further limited as any amounts due from a defaulting counterparty that was a lender under

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
the Prior Credit Facility could have been offset against any amounts owed to the same counterparty under the Prior Credit Facility.

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

The Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	Sales	% of Revenue
December 31, 2020
Plains Marketing, L.P.	$40,058	34.8%
Targa Pipeline Mid-Continent West OK LLC	$38,287	33.3%
Sinclair Crude Company	$36,375	31.6%

December 31, 2019
Targa Pipeline Mid-Continent West OK LLC	$85,780	32.1%
Sinclair Crude Company	$74,810	28.0%
Plains Marketing, L.P.	$69,214	25.9%

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
2. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(1,260)	$(2,157)
Cash received for income taxes	$616	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$396	$4,592
Right-of-use assets obtained in exchange for financing lease obligations	$67	$3,347
Carrying value of properties exchanged	$3,890	$5,384

3. Acquisitions, Divestitures and Disposal of Assets and Oil and Gas Properties

2020 Acquisitions and Divestitures

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

On August 31, 2020, the Company closed on the previously announced sale of its corporate headquarters building located in Oklahoma City, OK, for net proceeds of approximately $35.4 million. See Note 9 for additional discussion on the sale of the building.

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

4. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses and other current liabilities and other long-term obligations included in the consolidated balance sheets approximated fair value at December 31, 2020 and December 31, 2019. Additionally, the carrying amount of debt associated with borrowings outstanding under the New Credit Facility approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below.

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
Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company's financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 2 of the hierarchy as of December 31, 2019, as described below.

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

Fair Value - Recurring Measurement Basis

There are no open commodity derivatives contracts as of December 31, 2020. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2019

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$114	$—	$—	$114
	$—	$114	$—	$—	$114
____________________
(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

Transfers. During the years ended December 31, 2020 and 2019, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Non-Financial Assets and Liabilities

See Note 9 for discussion of the Company’s impairment valuations.

5. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2020	2019
Oil, natural gas and NGL sales	$12,757	$22,281
Joint interest billing	6,421	5,165
Other	4,754	2,315
Total accounts receivable	23,932	29,761
Less: allowance for doubtful accounts	(4,356)	(1,117)
Total accounts receivable, net	$19,576	$28,644

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the balance and activity in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$1,117	$1,295
Additions charged to costs and expenses (1)	3,239	6
Deductions (2)	—	(184)
Ending balance	$4,356	$1,117
____________________
(1)The Company performed an assessment of receivable balances related to governmental and other regulatory items during the year ended December 31, 2020, and recorded a $2.5 million allowance that is non-recurring in nature.
(2)Deductions represent the write-off of receivables and collections of amounts for which an allowance had previously been established.

6. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil or natural gas production sales through the use of commodity derivative contracts. The Company has not designated any of its derivative contracts as hedges for accounting purposes. All derivative contracts are recorded at fair value with changes in derivative contract fair values recognized as gain or loss on derivative contracts in the consolidated statements of operations. None of the Company’s commodity derivative contracts may be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Commodity derivative contracts are settled on a monthly basis, and the commodity derivative contract valuations are adjusted to the mark-to-market valuation on a quarterly basis.

The following table summarizes derivative activity for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Gain on commodity derivative contracts	$(5,765)	$(1,094)
Cash received on settlements	$(5,879)	$(6,266)

Master Netting Agreements and the Right of Offset. The Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis by commodity type in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of December 31, 2019, the counterparties to the Company’s open commodity derivative contracts consisted of three financial institutions, all of which were also lenders under the Company’s Prior Credit Facility. The Company was not required to post additional collateral under its commodity derivative contracts as all of the counterparties to the Company’s commodity derivative contracts shared in the collateral supporting the Company’s Prior Credit Facility.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
There are no open commodity derivatives contracts as of December 31, 2020. The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions, the applicable portion of shared collateral under the Prior Credit Facility as of December 31, 2019 (in thousands):

December 31, 2019

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$114	$—	$114	$—	$114
Total	$114	$—	$114	$—	$114

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a gross basis without regard to same-counterparty netting (in thousands):

		December 31,
Type of Contract	Balance Sheet Classification	2019
Derivative assets
Oil price swaps	Derivative contracts - current	$114
Natural gas price swaps	Derivative contracts - current	$—
Total net derivative contracts		$114

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

Operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying consolidated balance sheet as of December 31, 2020.

The Company had operating and financing leases for vehicles and equipment outstanding during the year ended December 31, 2020, which were not significant to the consolidated financial statements.

The components of lease costs recognized for the Company's ROU leases are shown below (in thousands):

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Year Ended December 31, 2020	Year Ended December 31, 2019
Short-term lease cost (1)	$1,880	$9,994
Financing lease cost	1,220	1,397
Operating lease cost	169	188
Total lease cost	$3,269	$11,579
___________________
(1)There were no short-term lease costs capitalized as part of oil and natural gas properties during the year ended December 31, 2020 and $4.8 million in 2019. Portions of these costs were reimbursed to the Company by other working interest owners.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Oil and natural gas properties
Proved	$1,463,950	$1,484,359
Unproved	17,964	24,603
Total oil and natural gas properties	1,481,914	1,508,962
Less accumulated depreciation, depletion and impairment	(1,375,692)	(1,129,622)
Net oil and natural gas properties capitalized costs	106,222	379,340

Land	200	4,400
Electrical infrastructure	121,819	126,482
Non-oil and natural gas equipment	1,563	12,665
Buildings and structures	3,603	77,148
Financing Leases	1,051	2,109
Total	128,236	222,804
Less accumulated depreciation and amortization	(25,118)	(34,201)
Other property, plant and equipment, net	103,118	188,603
Total property, plant and equipment, net	$209,340	$567,943

The average rates used for depreciation and depletion of oil and natural gas properties were $5.11 per Boe in 2020 and $12.28 per Boe in 2019.

See Note 9 for discussion of impairment of other property, plant and equipment.

Costs Excluded from Amortization

The costs excluded from amortization was related to unproved properties, which were excluded from oil and natural gas properties subject to amortization at December 31, 2020 and 2019 were $18.0 million and $24.6 million, respectively.

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

Impairment for the years ended December 31, 2020 and 2019 consists of the following (in thousands):

	Year Ended December 31,
	2020	2019
Full cost pool ceiling limitation	$218,399	$409,574
Other	38,000	—
	$256,399	$409,574

The ceiling limitation impairment charges recorded for the year ended December 31, 2020 resulted from various factors, including a decrease in proved reserve value driven by a significant decline in the trailing twelve-month weighted average oil and natural gas prices in the first, second and third quarters of 2020. Impairment recorded in the year ended December 31, 2019 largely resulted from a decrease in the trailing twelve-month weighted average SEC prices for oil and natural gas prices in 2019, lower NGL prices, increases in expected operating expenses, and other less significant inputs. See Note 21 for additional discussion of our oil and gas producing properties. For the quarter ended December 31, 2020, we recorded a full cost ceiling limitation impairment charge of $2.6 million.

The asset impairment charge of $38.0 million recorded for the year ended December 31, 2020 resulted from the write down of the net carrying amount of the office headquarters building assets to their estimated fair value less estimated costs to sell the building. In May 2020, the Company entered into an agreement for the sale of its corporate headquarters building located in Oklahoma City, OK. The building sale closed on August 31, 2020.

In accordance with the applicable accounting guidance, FASB ASC 360-10-45-9, the Company reclassified its corporate headquarters building net carrying amount from Other property, plant and equipment, net, to Assets held for sale on the Consolidated Balance Sheet at June 30, 2020. The Company also reclassified the liabilities associated with the corporate headquarters building from Accounts payable and accrued expenses to Liabilities held for sale on the Consolidated Balance Sheet at June 30, 2020. Further, the Company recorded an impairment charge of $38.0 million in the three-month period ended June 30, 2020 to write down the net carrying amount of the office headquarters building assets to their estimated fair value less estimated costs to sell the building. No impairment charges were recorded for the corporate headquarters building assets for the year ended December 31, 2019.

Prior to the sale of the corporate headquarters building, the carrying amount of the building was assessed for recoverability and impairment using undiscounted cash flow measures of the consolidated Company as prescribed under ASC 360-10-35, rather than fair value as prescribed under ASC 360-10-45-9.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accounts payable and other accrued expenses	$23,017	$29,423
Production payable	15,367	22,530
Payroll and benefits	5,640	7,021
Taxes payable	6,864	4,988
Drilling advances	477	514
Accrued interest	61	461
Total accounts payable and accrued expenses	$51,426	$64,937

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2020	2019
New Credit Facility - Term Loan	$20,000	$—
Prior Credit Facility	—	57,500
Total debt	20,000	57,500
Less: current maturities of long-term debt	—	—
Long-term debt	$20,000	$57,500

Credit Facility. On November 30, 2020 the Company entered into a $30 million credit facility with a related party and affiliate of Icahn Enterprises and Icahn Agency Services LLC, as administrative agent (the “New Administrative Agent”). The New Credit Facility matures on November 30, 2023. The New Credit Facility consists of a $10 million revolving loan facility and a $20 million term loan facility. At December 31, 2020, the Company had a $20.0 million term loan outstanding under the New Credit Facility and $10.0 million available to be drawn under the New Credit Facility.

The New Credit Facility replaced the Company’s Prior Credit Facility, dated February 10, 2017, as amended which was terminated effective November 30, 2020 and otherwise would have matured on April 1, 2021. The company used the $20.0 million term loan proceeds to repay the $12.0 million outstanding on the Prior Credit Facility on November 30, 2020.

There are no scheduled borrowing base redeterminations under the New Credit Facility. The outstanding borrowings under the New Credit Facility bear interest at a rate tied to a utilization ratio of (a) LIBOR plus an applicable margin that varies from 200 to 300 basis points or (b) the base rate plus an applicable margin that varies from 100 basis points to 200 basis points. During the year ended December 31, 2020, the weighted average interest rate paid for borrowings outstanding under both the outstanding Prior Credit Facility and the New Credit Facility was approximately 3.2%.

The Company has the right to prepay loans under the New Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.

Furthermore, the New Credit Facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 pricing of the of all proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of substantially all of the capital stock owned by each credit party and (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).

The New Credit Facility includes events of default and certain customary affirmative and negative covenants. The Company is required maintain certain financial covenants, commencing with the first full quarter ending after the effective date thereof to, maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of December 31, 2020, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of (0.15) and consolidated interest coverage ratio of 26.71.

During the year ended December 31, 2020, the Company paid a related party, an affiliate of Icahn Enterprises, an immaterial amount of interest expense which is included on the Interest expense, net line item on the Consolidated Statement of Operations. The total outstanding balance of the New Credit facility is recorded in long-term debt on the consolidated balance sheet as of December 31, 2020.

The Prior Credit Facility was amended and restated on June 21, 2019 and had a borrowing base of $75.0 million when it was terminated. The interest rate on outstanding borrowings under the restated credit facility was determined by a pricing grid tied to borrowing base utilization of (a) LIBOR plus an applicable margin that varies from 2.00% to 3.00% per annum, or (b)

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
the base rate plus an applicable margin that varies from 1.00% to 2.00% per annum. Quarterly, the Company paid commitment fees assessed at annual rates of 0.50% on any available portion of the Prior Credit Facility.

12. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$75,016	$60,064
Liability incurred upon acquiring and drilling wells	309	2,771
Revisions in estimated cash flows (1)	(17,192)	12,208
Liability settled or disposed in current period	(6,866)	(5,379)
Accretion	5,901	5,352
Ending balance	57,168	75,016
Less: current portion	16,467	22,119
Asset retirement obligations, net of current	$40,701	$52,897
____________________
(1)    Revisions for the years ended December 31, 2020 and 2019 relate primarily to changes in estimated well lives due to changes in oil and natural gas prices and changes in plugging cost estimates.

13. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of December 31, 2020. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets. At December 31, 2020 the Company's only material commitment in each of the next five years and beyond is its asset retirement obligations. See Note 12. for additional discussions.

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

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant. The Company may also be contractually obligated to indemnify two former officers who are defendants and the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, which it is required to advance, arising out of the Cases, although the Company disputes any such obligations. Such indemnification is not covered by insurance with respect to the Trust. As of October 2020, we have exhausted all remaining insurance coverage for the costs of indemnification and expect no further reimbursements.

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

14. Income Taxes

The Company’s income tax (benefit) provision consisted of the following components (in thousands):

	Year Ended December 31,
	2020	2019
Current
Federal	$(646)	$—
State	—	—
	(646)	—
Deferred
Federal	—	—
State	—	—
	—	—
Total (benefit) provision	$(646)	$—

A reconciliation of the (benefit) provision for income taxes at the statutory federal tax rate to the Company’s actual income tax (benefit) provision is as follows (in thousands):

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019
Computed at federal statutory rate	$(58,574)	$(94,354)
State taxes, net of federal benefit	(10,898)	(20,500)
Non-deductible expenses	18	137
Stock-based compensation	643	602
Return to provision adjustments	(945)	(6,096)
Refund of AMT Sequestration	(646)	—
Change in valuation allowance	69,285	120,211
Other	471	—
Total (benefit) provision	$(646)	$—

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company’s cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its remaining net deferred tax asset at December 31, 2019 and December 31, 2020.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax liabilities
Investments (1)	$34,816	$109,289
Derivative contracts	—	29
Total deferred tax liabilities	34,816	109,318
Deferred tax assets
Property, plant and equipment	317,063	300,704
Net operating loss carryforwards	365,772	383,418
Tax credits and other carryforwards	33,538	34,148
Asset retirement obligations	15,216	18,747
Other	2,500	2,290
Total deferred tax assets	734,089	739,307
Valuation allowance	(699,273)	(629,989)
Net deferred tax liability	$—	$—
____________________
(1)    Includes the Company’s deferred tax liability resulting from its investment in the Royalty Trusts.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
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

As of December 31, 2020, the Company had approximately $1.4 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.4 billion of federal NOL carryforwards, $0.8 billion expire during the years 2025 through 2037, while $0.6 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at December 31, 2020 or 2019.
The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2016 to present remain open for federal examination. Additionally, tax years 2005 through 2016 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 NOLs, removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards. Further, on December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2021 (“Appropriations Act”). During the year ended December 31, 2020, no material adjustments were made to provision amounts recorded as a result of the enactment of the CARES Act or the Appropriations Act.

In July 2020, the U.S. Treasury Department released final and proposed regulations on IRC Section 163(j) which limits business interest expense deductions. These regulations apply to tax years beginning January 1, 2021. However, taxpayers may choose to apply these regulations to tax years beginning after December 31, 2017. The Company plans to adopt the final regulations for the year ended December 31, 2020. This does not result in any material impact to the provision.

15. Equity

Common Stock and Performance Share Units. At December 31, 2020, the Company had 35.9 million shares of common stock, par value $0.001 per share, issued and outstanding, including 0.1 million shares of unvested restricted stock awards, and 250.0 million shares of common stock authorized. The Company also has 0.2 million of performance share units and 0.1 million stock options outstanding at December 31, 2020 as discussed further in Note 17.

Warrants. Since the fourth quarter of 2016, the Company has issued approximately 4.7 million Series A warrants and 2.0 million Series B warrants to certain holders of general unsecured claims as defined in the 2016 bankruptcy reorganization plan. These warrants are exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

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

	Year Ended December 31,
	2020	2019
Number of shares withheld for taxes	51	56
Value of shares withheld for taxes	$64	$367

16. Revenues

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Oil	$73,621	$186,360
NGL	17,962	35,598
Natural gas	22,867	44,146
Other	526	741
Total revenues	$114,976	$266,845

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of December 31, 2020 and 2019 the Company had revenues receivable of $12.8 million and $22.3 million, respectively, and did not record any bad debt expense on revenues receivable during the year ended December 31, 2020.

17. Share-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 4, 2016 and authorizes the issuance of up to 4.6 million shares of SandRidge common stock.

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. At December 31, 2020, the Company had restricted stock awards, restricted stock units, performance share units and stock options outstanding under the Omnibus Incentive Plan. Forfeitures for these awards are recognized as they occur.
Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares at December 31, 2020 will generally vest over either a one-year period or three-year period with a remaining weighted average contractual period of 0.5 years and have $0.3 million of associated unrecognized compensation cost.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2018	365	$16.07
Granted	93	$8.06
Vested	(210)	$16.29
Forfeited / Canceled	(15)	$16.25
Unvested restricted shares outstanding at December 31, 2019	233	$12.66
Granted	105	$2.15
Vested (1)	(174)	$11.53
Forfeited / Canceled	(50)	$15.97
Unvested restricted shares outstanding at December 31, 2020	114	$3.26
____________________
(1)     The aggregate intrinsic value of restricted stock that vested during 2020 was approximately $0.2 million based on the stock price at the time of vesting.

Restricted Stock Units. The Company’s restricted stock units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted stock units at December 31, 2020 will generally vest over a three-year period with a remaining weighted average contractual period of 2.42 years and have $1.2 million associated unrecognized compensation cost at year in December 31, 2020. Compensation expense was $0.3 million. The following table presents a summary of the Company's restricted stock units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock units outstanding at December 31, 2019	—	—
Granted	1,410	1.10
Unvested restricted stock units outstanding at December 31, 2020	1,410	$1.10

Performance Share Units. In September 2018, the Company granted an immaterial number of additional performance share units. The vesting for the performance share units issued in 2018 was accelerated in connection with executive terminations in third quarter of 2020. In August 2020, the Company granted additional performance share units. Outstanding performance share units at December 31, 2020 will generally vest over a three year period with a remaining weighted average contractual period of 2.69 years and $0.3 million unrecognized compensation cost at year in December 31, 2020. Compensation expense was immaterial. The following table presents a summary of the Company's performance share units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested performance share units outstanding at December 31, 2018	111	$20.41
Vested	(19)	15.11
Unvested performance share units outstanding at December 31, 2019	92	20.41
Granted	205	1.66
Vested (1)	(92)	$20.41
Unvested performance share units outstanding at December 31, 2020	205	$1.66

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
(1)     The aggregate intrinsic value of performance share units that vested during 2020 was approximately $0.1 million.

Stock Options

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock and other factors. The Company uses historical data on the exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant.

Assumptions	For the Year Ended December 31, 2020
Risk-free interest rate	1.4%
Expected dividend yield	—%
Expected volatility	46.2%
Expected term	2.75

The following table presents a summary of the Company's stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value (in millions)
	(In thousands)
Outstanding at December 31, 2019	—	$—	—	$—
Granted	245	—
Forfeited / Canceled	(154)	—
Outstanding at December 31, 2020 (1)	91	$—	2.68	$0.24
Exercisable at December 31, 2020	—	$—	—	$—
____________________
(1)     All outstanding stock options as of December 31, 2020, are expected to vest.
In February 2020, the Company, granted nonqualified stock options. As of December 31, 2020, the total unrecognized compensation expense was immaterial and will be recognized over a weighted average period of 2.18 years. No options vested during the year ended December 31, 2020.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following tables summarize the Company's share and incentive-based compensation for the years ended December 31, 2020 and 2019 (in thousands):

	Recurring Compensation Expense(1)	Executive Terminations(2)	Reduction in Force(2)	Accelerated Vesting(3)	Total
Year Ended December 31, 2020
Equity-classified awards:
Restricted stock awards and units	$974	$508	$40	$—	$1,522
Performance share units	211	1,276	—	—	1,487
Stock options	22	—	—	—	22
Total share-based compensation expense	1,207	1,784	40	—	3,031
Less: Capitalized compensation expense	(19)	—	—	—	(19)
Share and incentive-based compensation expense, net	$1,188	$1,784	$40	$—	$3,012
Year Ended December 31, 2019
Equity-classified awards:
Restricted stock awards	$2,526	$197	$500	$—	$3,223
Performance share units	282	281	—	—	563
Stock options	661	12	—	—	673
Total share-based compensation expense	3,469	490	500	—	4,459
Less: Capitalized compensation expense	(204)	—	—	—	(204)
Share and incentive-based compensation expense, net	$3,265	$490	$500	$—	$4,255
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

18. Incentive and Deferred Compensation Plans

Annual Incentive Plan. The Annual Incentive Plan ("AIP") incorporates quantitative performance measures, strategic qualitative goals and competitive target award levels for management and employees for the 2020 and 2019 performance years. Incentive bonus awards for 2020 will be provided at the discretion of the Board of Directors and will be paid in 2021. As of December 31, 2020, the Company had accrued approximately $2.6 million for the 2020 AIP. AIP Payments totaling $1.1 million were paid in 2020 for the 2019 performance year.

401(k) Plan. The Company maintains a 401(k) retirement plan for its employees. Under this plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by the IRS. For the years ended December 31, 2020 and 2019, the Company made matching contributions to the plan equal to 100% on the first 10% of employee deferred wages, excluding incentive compensation, totaling $1.1 million and $2.2 million, respectively. The decrease in contributions is due primarily to reductions in force that occurred in each of those years. Participants in the plan are immediately 100% vested in the discretionary employee contributions and related earnings on those contributions. The Company's matching contributions and related earnings vest based on years of service, with full vesting occurring on the fourth anniversary of employment.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
19. Employee Termination Benefits

The following table presents a summary of employee termination benefits for the years ended December 31, 2020 and 2019 (in thousands):

	Cash	Share-Based Compensation (4)	Number of Shares	Total Employee Termination Benefits
Year Ended December 31, 2020
Executive Employee Termination Benefits (1)	$1,009	$1,784	159	$2,793
Other Employee Termination Benefits	5,600	40	4	5,640
	$6,609	$1,824	163	$8,433
Year Ended December 31, 2019
Executive Employee Termination Benefits (2)	$1,194	$490	37	$1,684
Other Employee Termination Benefits (3)	2,608	500	44	3,108
	$3,802	$990	81	$4,792
____________________

(1)    On July 1, 2020, the Company's then current Chief Financial Officer, Michael A. Johnson and Chief Operating Officer, John Suter, separated employment from the Company. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with these separations during 2020.
(2)    On December 12, 2019, the Company's then current CEO, Paul McKinney, separated employment from the Company, and on June 14, 2019, the Company’s then current Executive Vice President, General Counsel and Corporate Secretary, Philip Warman, separated employment from the Company. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with these separations during 2019.
(3)    As a result of a reduction in workforce in the second quarter of 2019, certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company.
(4)    Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards and performance share units upon the departure of certain executives and the reductions in workforce in 2020 and 2019 reflects the remaining unrecognized compensation expense associated with these awards at the date of termination. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards and performance share units. One share of the Company’s common stock was issued per performance share unit.

As of December 31, 2020 there were no longer any legacy employment contracts.

See Note 17 for additional discussion of the Company’s share-based compensation awards.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
20. Loss per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Net Loss	Weighted Average Shares	Loss Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2020
Basic loss per share	$(277,353)	35,689	$(7.77)
Effect of dilutive securities
Restricted stock awards (1)	—	—	—
Performance share units (1)	—	—	—
Warrants (1)	—	—	—
Diluted loss per share	$(277,353)	35,689	$(7.77)
Year Ended December 31, 2019
Basic loss per share	$(449,305)	35,427	$(12.68)
Effect of dilutive securities
Restricted stock awards (1)	—	—	—
Performance share units (1)	—	—	—
Warrants (1)	—	—	—
Diluted loss per share	$(449,305)	35,427	$(12.68)
____________________
(1)    No incremental shares of potentially dilutive restricted stock awards, performance share units or warrants were included for the year ended December 31, 2020 and 2019, as their effect was antidilutive under the treasury stock method.
See Note 17 for discussion of the Company’s share-based compensation awards.

21. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2020	2019
Oil and natural gas properties
Proved	$1,463,950	$1,484,359
Unproved	17,964	24,603
Total oil and natural gas properties	1,481,914	1,508,962
Less accumulated depreciation, depletion and impairment	(1,375,692)	(1,129,622)
Net oil and natural gas properties capitalized costs	$106,222	$379,340

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Acquisitions of properties
Proved	$3,701	$(210)
Unproved	—	2,653
Exploration	1,005	2,900
Development	3,563	156,210
Total cost incurred	$8,269	$161,553

Results of Operations for Oil and Natural Gas Producing Activities

The following table presents the Company’s results of operations from oil and natural gas producing activities (in thousands), which exclude any interest costs or indirect general and administrative costs and, therefore, are not necessarily indicative of the impact the Company’s operations have on actual net earnings.

	Year Ended December 31,
	2020	2019
Revenues	$114,450	$266,104
Expenses
Production costs	53,474	110,711
Depreciation and depletion	50,349	146,874
Impairment	218,399	409,574
Total expenses	322,222	667,159
Loss before income taxes	(207,772)	(401,055)
Income tax benefit (1)	(51,750)	(105,477)
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(156,022)	$(295,578)
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

Cawley, Gillespie & Associates and Ryder Scott, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs for over 90% of the Company’s net interest in oil and natural gas properties as of the end of one or more of 2020 and 2019. Cawley, Gillespie & Associates and Ryder Scott are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. The remaining proved reserves were based on Company estimates.

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

2020 Activity. Proved reserves decreased from 89.9 MMBoe at December 31, 2019 to 36.9 MMBoe at December 31, 2020, primarily as a result of downward revisions of 45.0 MMBoe associated with the decrease in year-end SEC commodity prices for oil and natural gas consisting of (27.8 MMBoe from removing PUDs, and 17.3 MMBoe from remaining proved reserves). The Company also recorded 2020 production totaling 8.7 MMBoe and a decrease of 9.0 MMBoe attributable to well shut-ins, sales and other revisions. These reductions were partially offset by an 8.6 MMBoe increase associated with reduction in expenses and other commercial improvements, and purchases of 1.1 MMBoe of proved reserves.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The summary below presents changes in the Company’s estimated reserves.

	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)(1)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2018	64,019	28,175	407,891	160,176
Revisions of previous estimates	(25,530)	(9,277)	(142,239)	(58,514)
Extensions and discoveries	635	94	2,127	1,084
Sales of reserves in place	(297)	(223)	(2,308)	(905)
Production	(3,519)	(2,910)	(33,164)	(11,956)
As of December 31, 2019	35,308	15,859	232,307	89,885
Revisions of previous estimates	(24,650)	(2,246)	(107,426)	(44,800)
Acquisitions of new reserves	74	437	3,391	1,076
Sales of reserves in place	(163)	(111)	(1,827)	(579)
Production	(2,084)	(2,694)	(23,552)	(8,703)
As of December 31, 2020	8,485	11,245	102,893	36,879
Proved developed reserves
As of December 31, 2019	14,078	14,532	200,853	62,086
As of December 31, 2020	8,485	11,245	102,893	36,879
Proved undeveloped reserves
As of December 31, 2019	21,230	1,327	31,454	27,799
As of December 31, 2020	—	—	—	—
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
•pricing is applied based upon SEC prices at December 31, 2020 and 2019, adjusted for fixed or determinable contracts that are in existence at year-end. The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2020	2019
Oil (per Bbl)	$36.54	$50.63
NGL (per Bbl)	$6.40	$12.45
Natural gas (per Mcf)	$0.87	$1.16
•future development and production costs are determined based upon actual cost at year-end;
•the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and
•a discount factor of 10% per year is applied annually to the future net cash flows.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The summary below presents the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	December 31,
	2020	2019
Future cash inflows from production	$471,038	$2,254,530
Future production costs	(270,512)	(1,028,695)
Future development costs (1)	(81,687)	(536,081)
Future income tax expenses (2)	—	—
Undiscounted future net cash flows	118,839	689,754
10% annual discount	(13,853)	(325,464)
Standardized measure of discounted future net cash flows	$104,986	$364,290
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

The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

	Year Ended December 31,
	2020	2019
Beginning present value	$364,290	$1,045,603
Changes during the year
Revenues less production	(61,407)	(155,772)
Net changes in prices, production and other costs	(135,652)	(491,035)
Development costs incurred	—	90,591
Net changes in future development costs (1)	(2,167)	450,162
Extensions and discoveries	—	11,921
Revisions of previous quantity estimates (1)	(99,533)	(478,238)
Accretion of discount	36,429	101,778
Purchases of reserves in-place	4,744	—
Sales of reserves in-place	(1,067)	(3,331)
Timing differences and other (2)	(651)	(207,389)
Net change for the year	(259,304)	(681,313)
Ending present value (3)	$104,986	$364,290
____________________
(1)     The change in estimated future development costs and revisions of previous quantity estimates primarily reflect a decrease in planned PUD development due to declining year end SEC prices for oil and natural gas. The elimination of PUD development for the year ended December 31, 2020 resulted in a decrease of $73.8 million.
(2)    The change in timing differences and other are related to revisions in the Company’s estimated time of production and development.
(3)    Standardized Measure was determined using SEC prices, and does not reflect actual prices received or current market prices.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
22. Subsequent Events

On March 3, 2021, the Company named Mr. Grayson Pranin, formerly its Vice President for Reserves and Engineering, as Senior Vice President and Chief Operating Officer. The Company also named Mr. Salah Gamoudi, the Company’s Chief Financial Officer and Chief Accounting Officer, as a Senior Vice President. It also named Mr. Dean Parrish, formerly its Director of Operations, as its Vice President of Operations.

On February 5, 2021, the Company sold all of our oil and natural gas properties and related assets of the North Park Basin in Colorado for a purchase price of $47 million. The sale closed for net proceeds of $39.7 million in cash, which is net of effective to closing date adjustments.

North Park Basin ("NPB") for the year ended December 31, 2020, represented $31.1 million, or 27.0% of the Company's $115.0 million total consolidated Revenues, NPB represented $9.1 million, or 20.9% of the Company's $43.4 million consolidated Lease operating expense, it represented $1.8 million, or 18.7% of the Company's $9.6 million consolidated Production, ad valorem and other taxes, it represented $1.5 million or 18.1% of the Company's consolidated capital expenditures of $8.3 million and NPB represented 0.9 MMBoe, or 10.3% of the Company's consolidated total production volumes of 8.7 MMBoe.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2021: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2021: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2021: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2021: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 30, 2021.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1.Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing on page 57.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc., as filed with the Secretary of State of Delaware	8-A	001-33784	3.1	44014
4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016
4.2	Warrant Agreement, dated as of October 4, 2016, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-33784	10.6	10/7/2016
4.3	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016
4.4	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017
4.5	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018
4.6	Description of Registrant's Securities					*
10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016
10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017
10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017
10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017
10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017
10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018
10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018
10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018
10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018
10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018
10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019
10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015
10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/09/2019
10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/09/2019
10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-K	001-33784	10.4.2	2/27/2020
10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016
10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017
10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016
10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018
10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018
10.11**†	Letter Agreement, dated February 21, 2020, by and between the Company and John Suter	10-K	001-33784	10.11	2/27/2020
10.11	Letter Agreement, dated April, 2020, by and between the Company and Carl F. Giesler, Jr.	8-K	001-33784	10.1	4/7/2020
10.13	Real Estate Purchase and Sale Agreement, dated May 15, 2020, by and between Robinson Park, LLC and SandRidge Realty LLC	8-K	001-33784	10.1	5/19/2020
10.14	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	7/2/2020
10.15	Letter Agreement, dated April 24, 2020, by and between the Company and Salah Gamoudi	8-K	001-33784	10.1	7/2/2020
10.16	Credit Agreement, by and among SandRidge Energy, Inc. and Icahn Agency Services LLC dated as of November 30, 2020.	8-K	001-33784	10.1	12/1/2020
10.17	Purchase and Sale Agreement by and between SandRidge Energy, Inc. and Gondola Resources, LLC, dated December 11, 2020	8-K	001-33784	2.1	12/14/2020
21.1	Subsidiaries of SandRidge Energy, Inc.					*
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities					*
23.1	Consent of Deloitte & Touche LLP					*
23.2	Consent of Cawley, Gillespie & Associates					*
23.3	Consent of Ryder Scott Company, L.P.					*
31.1	Section 302 Certification-Chief Executive Officer					*
31.2	Section 302 Certification-Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
99.1	Report of Cawley, Gillespie & Associates					*
99.2	Report of Ryder Scott Company, L.P.					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.
† Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

	By	/s/ Carl F. Giesler, Jr.
Carl F. Giesler, Jr.
President and Chief Executive Officer
March 4, 2021

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl F. Giesler, Jr. and Salah Gamoudi and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL F. GIESLER, JR.	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2021
Carl F. Giesler, Jr.

/s/ SALAH GAMOUDI	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 4, 2021
Salah Gamoudi

/s/ PATRICIA A. AGNELLO	Director	March 4, 2021
Patricia A. Agnello

/s/ JONATHAN CHRISTODORO	Director	March 4, 2021
Jonathan Christodoro

/s/ JONATHAN FRATES	Chairman	March 4, 2021
Jonathan Frates

/s/ JOHN J. LIPINSKI	Director	March 4, 2021
John J. Lipinski

/s/ RANDOLPH C. READ	Director	March 4, 2021
Randolph C. Read