Form 10-Q
period 2021-03-31
SANDRIDGE ENERGY INC
filed 2021-05-12
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 6, 2021, was 36,506,907.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II, (collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” as defined by the SEC. These forward-looking statements may include projections and estimates concerning our capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, the impact of the COVID-19 pandemic, the potential impact of international negotiations on the supply and demand of oil and gas, outcomes and effects of litigation, claims and disputes, elements of our business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the potential effects on our financial condition and other statements concerning our operations, financial performance and financial condition.

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2021

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$73,876	$22,130
Restricted cash - other	2,639	6,136
Accounts receivable, net	18,963	19,576
Prepaid expenses	2,841	2,890
Other current assets	80	80
Total current assets	98,399	50,812
Oil and natural gas properties, using full cost method of accounting
Proved	1,443,508	1,463,950
Unproved	13,341	17,964
Less: accumulated depreciation, depletion and impairment	(1,376,754)	(1,375,692)
	80,095	106,222
Other property, plant and equipment, net	101,057	103,118
Other assets	703	680
Total assets	$280,254	$260,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$42,280	$51,426
Asset retirement obligation	15,937	16,467
Other current liabilities	364	984
Total current liabilities	58,581	68,877
Long-term debt	20,000	20,000
Asset retirement obligation	35,934	40,701
Other long-term obligations	2,413	3,188
Total liabilities	116,928	132,766
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,135 issued and outstanding at March 31, 2021 and 35,928 issued and outstanding at December 31, 2020	36	36
Warrants	88,520	88,520
Additional paid-in capital	1,062,437	1,062,220
Accumulated deficit	(987,667)	(1,022,710)
Total stockholders’ equity	163,326	128,066
Total liabilities and stockholders’ equity	$280,254	$260,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Oil, natural gas and NGL	$33,623	$40,139
Other	—	190
Total revenues	33,623	40,329
Expenses
Lease operating expenses	7,954	15,642
Production, ad valorem, and other taxes	2,176	3,199
Depreciation and depletion — oil and natural gas	2,505	24,855
Depreciation and amortization — other	1,494	2,634
Impairment	—	7,970
General and administrative	2,090	5,483
Restructuring expenses	2,054	—
Employee termination benefits	49	3,254
(Gain) loss on derivative contracts	—	(10,226)
(Gain) loss on sale of assets	(19,713)	—
Other operating (income) expense, net	(48)	277
Total expenses	(1,439)	53,088
Income (loss) from operations	35,062	(12,759)
Other income (expense)
Interest expense, net	(47)	(637)
Other income (expense), net	28	76
Total other income (expense)	(19)	(561)
Income (loss) before income taxes	35,043	(13,320)
Income tax expense (benefit)	—	(650)
Net income (loss)	$35,043	$(12,670)
Net income (loss) per share
Basic	$0.97	$(0.36)
Diluted	$0.94	$(0.36)
Weighted average number of common shares outstanding
Basic	36,156	35,551
Diluted	37,439	35,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2021
Balance at December 31, 2020	35,928	$36	6,734	$88,520	$1,062,220	$(1,022,710)	$128,066
Issuance of stock awards, net of cancellations	6	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	236	—	236
Issuance of common stock for general unsecured claims	201	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(19)	—	(19)
Net Income	—	—	—	—	—	35,043	35,043
Balance at March 31, 2021	36,135	$36	6,981	$88,520	$1,062,437	$(987,667)	$163,326

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2020
Balance at December 31, 2019	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452
Common stock issued for general unsecured claims	38	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	185	—	185
Issuance of warrants for general unsecured claims	—	—	47	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(12,670)	(12,670)
Balance at March 31, 2020	35,810	$36	6,706	$88,520	$1,059,437	$(758,027)	$389,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,043	$(12,670)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	21	283
Depreciation, depletion, and amortization	3,999	27,489
Impairment	—	7,970
Debt issuance costs amortization	16	159
(Gain) loss on derivative contracts	—	(10,226)
Cash received on settlement of derivative contracts	—	4,087
Gain on sale of assets	(19,713)	—
Stock-based compensation	235	169
Other	35	156
Changes in operating assets and liabilities	(5,305)	686
Net cash provided by (used in) operating activities	14,331	18,103
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(3,094)	(5,452)
Purchase of other property and equipment	(59)	—
Proceeds from sale of assets	37,238	989
Net cash provided by (used in) investing activities	34,085	(4,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	21,000
Repayments of borrowings	—	(32,500)
Reduction of financing lease liability	(74)	(366)
Debt issuance costs	(74)	—
Cash paid for tax obligations on vested stock awards	(19)	(1)
Net cash provided by (used in) financing activities	(167)	(11,867)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	48,249	1,773
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	28,266	5,968
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$76,515	$7,741
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(92)	$(540)
Cash received for income taxes	$—	$616
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$1,342	$1,066
Right-of-use assets obtained in exchange for financing lease obligations	$363	$67
Carrying value of properties exchanged	$—	$3,890

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2020 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the 2020 Form 10-K as well as the items noted below.

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and natural gas liquids (“NGL”) reserves; impairment tests of long-lived assets; the carrying value of unproved oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; determinations of significant alterations to the full cost pool and related estimates of fair value used to allocate the full cost pool net book value to divested properties, as necessary; valuation allowances for deferred tax assets; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. Although management believes the estimates used in the areas noted above are reasonable, actual results could differ significantly from those estimates.

Going Concern Consideration. The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recently Adopted Accounting Pronouncements. ASU 2019-12 - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies various aspects of accounting for income taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax laws, and year-to-date loss limitation in interim-period tax accounting. The Company adopted this ASU on January 1, 2021 using an applied prospective basis; however, the impact was not material upon adoption.

Recent Accounting Pronouncements Not Yet Adopted. ASU 2020-04 - In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting. This ASU provides optional practical expedients and exceptions for applying GAAP provisions to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR"), or other reference rates expected to be discontinued because of reference rate reform, if certain criteria are met. The provisions of this ASU do not apply to contract modifications made and hedging transactions entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in ASU 2020-04 are effective, for all entities, as of March 12, 2020 through December 31, 2022. The Company is currently reviewing the potential impact of the upcoming LIBOR reference rate change on its current contracts and will determine the applicable provisions of ASU 2020-04.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses, and other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at March 31, 2021 and December 31, 2020. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility dated November 30, 2020 ("New Credit Facility") approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below.

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

Level 2 Fair Value Measurements

Commodity Derivative Contracts. As applicable, the fair values of the Company’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets. Fair value is determined through the use of a discounted cash flow model or option pricing model using the applicable inputs discussed above. The Company applies a weighted average credit default risk rating factor for its counterparties or gives effect to its credit default risk rating, as applicable, in determining the fair value of these derivative contracts. Credit default risk ratings are based on current published credit default swap rates.

Fair Value - Recurring Measurement Basis

There were no open commodity derivative contracts as of March 31, 2021 and December 31, 2020.

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three-month periods ended March 31, 2021 and 2020.

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil or natural gas production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of March 31, 2021 and December 31, 2020. Historically, the Company has not designated any of its derivative contracts as hedges for accounting purposes. All derivative contracts have historically been recorded at fair value with changes in derivative contract fair values recognized as a gain or loss on derivative contracts in the condensed consolidated statements of operations. None of the Company’s previous commodity derivative contracts could be terminated prior to contractual maturity solely as a result of a downgrade in the credit rating of a party to the contract. Commodity derivative contracts were settled on a monthly basis, and the commodity derivative contract valuations were adjusted to the mark-to-market valuation on a quarterly basis.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes derivative activity for the three-month periods ended March 31, 2021, and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
(Gain) loss on commodity derivative contracts	$—	$(10,226)
Cash received on settlements	$—	$(4,087)

Master Netting Agreements and the Right of Offset. As applicable, The Company historically had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of March 31, 2021 and December 31, 2020.

Because we did not designate any of our derivative contracts as hedges for accounting purposes, changes in the fair value of our derivative contracts were recognized as gains and losses in current period earnings. As a result, and as applicable, our current period earnings could have been significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value were principally measured based on a comparison of future prices to the contract price at the end of the period.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Oil and natural gas properties
Proved	$1,443,508	$1,463,950
Unproved	13,341	17,964
Total oil and natural gas properties	1,456,849	1,481,914
Less accumulated depreciation, depletion and impairment	(1,376,754)	(1,375,692)
Net oil and natural gas properties	80,095	106,222

Land	200	200
Electrical infrastructure	121,819	121,819
Other non-oil and natural gas equipment	1,630	1,563
Buildings and structures	3,603	3,603
Financing leases	363	1,051
Total	127,615	128,236
Less accumulated depreciation and amortization	(26,558)	(25,118)
Other property, plant and equipment, net	101,057	103,118
Total property, plant and equipment, net	$181,152	$209,340

See Note 5 for discussion of impairment of property, plant and equipment.

5. Impairment

The Company assesses the need to impair its oil and gas properties during its quarterly full cost pool ceiling limitation calculation. The Company analyzes various property, plant and equipment for impairment when certain triggering events occur

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
by comparing the carrying values of the assets to their estimated fair values. The full cost pool ceiling limitation and estimated fair values of midstream and other assets were determined in accordance with the policies discussed in Note 1 as applicable.

In the three-month period ended March 31, 2021, we did not record a full cost ceiling limitation impairment charge. The Company recorded a full cost ceiling limitation impairment of $8.0 million for the three-month period ended March 31, 2020, which resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in the first quarter of 2020.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices ("SEC prices") as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2021 were $40.01 per barrel of oil and $2.16 per Mcf of natural gas, before price differential adjustments.

6. Acquisitions and Divestitures

North Park Basin Sale

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin ("NPB"), in Colorado, for a purchase price of $47 million. The sale closed for net proceeds of $39.7 million in cash, which amounts to the purchase price of $47 million net of effective date to close date adjustments. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $19.7 million gain related to the assets sold. The gain represents net proceeds of $39.7 million coupled with the release of revenues in suspense of $0.5 million and the relief of asset retirement obligations of $6.1 million offset by the reduction of $26.6 million in oil and gas properties related to NPB.

For the three-months ended March 31, 2021, NPB represented $3.2 million, or 9.4% of the Company's $33.6 million total consolidated Revenues, NPB represented $0.9 million, or 11.6% of the Company's $8.0 million consolidated Lease operating expense, it represented $0.2 million, or 11.4% of the Company's $2.2 million consolidated Production, ad valorem and other taxes and NPB represented 0.1 MMBoe, or 4.1% of the Company's consolidated total production volumes of 1.6 MMBoe.

For the three-months ended March 31, 2020, NPB represented $12.8 million, or 31.6% of the Company's $40.3 million total consolidated Revenues, NPB represented $3.5 million or 22.7% of the Company's $15.6 million consolidated Lease operating expense, it represented $0.8 million, or 24.1% of the Company's $3.2 million consolidated Production, ad valorem and other taxes and NPB represented 0.3 MMBoe, or 12.8% of the Company's consolidated total production volumes of 2.6 MMBoe.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and other accrued expenses	$19,828	$23,017
Production payable	15,073	15,367
Payroll and benefits	1,770	5,640
Taxes payable	5,375	6,864
Drilling advances	234	477
Accrued interest	—	61
Total accounts payable and accrued expenses	$42,280	$51,426

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8. Long-Term Debt

Credit Facility.

Credit Facility. On November 30, 2020 the Company entered into a $30.0 million credit facility with a related party and affiliate of Icahn Enterprises and Icahn Agency Services LLC, as administrative agent. As of March 31, 2021 and December 31, 2020, the Company had a $20.0 million term loan outstanding under the New Credit Facility. The New Credit Facility consists of a $10.0 million revolving loan facility and a $20 million term loan facility. There are no scheduled borrowing base redeterminations under the New Credit Facility. At March 31, 2021, the Company had $10.0 million available to be drawn under the revolving loan facility. The New Credit Facility matures on November 30, 2023.

The outstanding borrowings under the New Credit Facility bear interest at a rate tied to a utilization ratio of (a) LIBOR plus an applicable margin that varies from 200 to 300 basis points or (b) the base rate plus an applicable margin that varies from 100 basis points to 200 basis points. During the three-months ended March 31, 2021, the weighted average interest rate paid for borrowings outstanding under the New Credit Facility was approximately 2.6%.

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

The New Credit Facility includes events of default and certain customary affirmative and negative covenants. The Company is required maintain certain financial covenants, commencing with the first full quarter ending after the effective date thereof to, maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of March 31, 2021, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of (0.18) and consolidated interest coverage ratio of 42.86.

During the three-months ended March 31, 2021, the Company paid a related party, an affiliate of Icahn Enterprises, $0.2 million of interest expense which is included on the Interest expense, net line item on the Condensed Consolidated Statement of Operations. The total outstanding balance of the New Credit facility is recorded in long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2021.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at March 31, 2021 and December 31, 2020. As a result, the Company had no federal or state income tax expense or benefit for the three-month period ended March 31, 2021and recorded an insignificant income tax benefit for the year ended December 21, 2020. The benefit is related to previously sequestered alternative minimum tax (AMT) refund amounts released to the Company during 2020. The Company has no remaining AMT credits to be refunded.

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

As of March 31, 2021, the Company had approximately $1.7 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.7 billion of federal NOL carryforwards, $0.8 billion expire during the years 2025 through 2037, while $0.9 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at March 31, 2021 and December 31, 2020.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2017 to present remain open for federal examination. Additionally, tax years 2005 through 2017 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

In July 2020, the U.S. Treasury Department released final and proposed regulations on IRC Section 163(j) which limits business interest expense deductions. These regulations apply to tax years beginning January 1, 2021. However, taxpayers may choose to apply these regulations to tax years beginning after December 31, 2017. The Company adopted the final regulations for the year ended December 31, 2020. This does not result in any material impact to the provision.

11. Equity

Common Stock, Performance Share Units, and Stock Options. At March 31, 2021, the Company had approximately 250.0 million shares of common stock authorized, 36.1 million shares of common stock, par value $0.001 per share, issued and outstanding. Further, at March 31, 2021, the Company had approximately 0.1 million shares of unvested restricted stock awards, 1.5 million shares of unvested restricted stock units, 0.1 million stock options outstanding, and 0.2 million of unvested performance share units.

Warrants. The Company has issued approximately 4.9 million Series A warrants and 2.1 million Series B warrants that are exercisable until October 4, 2022 for one share of common stock per warrant at initial prices of $41.34 and $42.03 per share,

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
respectively, subject to adjustments pursuant to the terms of the warrants, to certain holders of general unsecured claims as defined in the Plan. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

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

The Company adopted the Tax Benefits Preservation Plan, as amended on March 16, 2021, in order to protect shareholder value against a possible limitation on the Company’s ability to use its tax net operating losses (the “NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

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

12. Revenues

The following table disaggregates the Company’s revenue by source for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Oil	$15,548	$28,654
NGL	8,856	5,934
Natural gas	9,219	5,551
Other	—	190
Total revenues	$33,623	$40,329

Oil, natural gas and NGL revenues. A majority of the Company’s revenues come from sales of oil, natural gas and NGLs are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck. As the Company’s customers obtain control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross basis.

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of March 31, 2021, and December 31, 2020, the Company had revenues receivable of $14.2 million and $12.8 million, respectively, and did not record any bad debt expense on revenues receivable during the three-month periods ended March 31, 2021 and 2020.

13. Employee Termination Benefits

Certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company as a result of the sale of North Park assets and other employee terminations during the three-month period ended March 31, 2021 and as a result of a reduction in workforce during the three-month period ended March 31, 2020. The following tables presents a summary of employee termination benefits for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Cash	Share-Based Compensation (1)	Number of Shares	Total Employee Termination Benefits
Three Months Ended March 31, 2021
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	32	17	—	49
	$32	$17	—	$49
Three Months Ended March 31, 2020
Executive Employee Termination Benefits	$3	$—	—	$3
Other Employee Termination Benefits	3,211	40	4	3,251
	$3,214	$40	4	$3,254

____________________
(1)    Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the sale of the North Park assets for the three-month period ended March 31, 2021 and as a result of the reduction in workforce for the three-month period ended March 31, 2020. The remaining unrecognized compensation expense associated with these awards at the date of termination was recorded as employee termination benefits. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards. One share of the Company’s common stock was issued per restricted stock award.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
14. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Earnings (Loss)	Weighted Average Shares		Earnings (Loss) Per Share

	(In thousands, except per share amounts)
Three Months Ended March 31, 2021
Basic earnings per share	$35,043	36,156	(1)	$0.97
Effect of dilutive securities
Restricted stock units	—	1,166
Restricted stock awards	—	88
Performance share units (2)	—	—
Warrants	—	—
Stock options	—	29
Diluted earnings per share (3)	$35,043	37,439		$0.94
Three Months Ended March 31, 2020
Basic loss per share	$(12,670)	35,551		$(0.36)
Effect of dilutive securities
Restricted stock awards	—	—
Performance share units	—	—
Warrants	—	—
Diluted loss per share (4)	$(12,670)	35,551		$(0.36)
____________________

(1)Includes 0.2 million of performance share units that are no longer contingently issuable.
(2)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(3)The incremental shares of potentially dilutive restricted stock units, restricted stock awards and stock options were included for the three-month periods ended March 31, 2021 as their effect was dilutive under the treasury stock method.
(4)No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three-month periods ended March 31, 2020, as their effect was antidilutive under the treasury stock method.

15. Subsequent Events

Overriding Royalty Interest Acquisition

On April 22, 2021, the Company announced the acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price is $4.9 million (net $3.6 million, given the Company's 26.9% ownership of the Trust).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2020 Form 10-K. Our discussion and analysis includes the following subjects:

•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates

The financial information with respect to the three-month periods ended March 31, 2021, and 2020, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent. Prior to February 5, 2021, we held assets in the North Park Basin of Colorado, which have been sold in their entirety.

The charts below shows production by product for the three-month periods ended March 31, 2021 and 2020:

Production (MBoe)
4,000
3,000
2,000
1,000
0
1,641
832
521
288
2,567
1,116
769
682
1,574
832
521
221
2,239
1,116
769
354
QTD'21 (1)
QTD'20 (2)
MID-CON QTD'21
MID-CON QTD'20
Natural Gas
NGL
Oil

(1)For the year three-months ended March 31, 2021, Mid-Continent production was 832 MBoe of natural gas, 521 MBoe of NGLs and 221 MBoe of oil totaling 1,574 MBoe. North Park Basin had 67 MBoe of oil production.
(2)For the year three-months ended March 31, 2020, Mid-Continent production was 1,116 MBoe of natural gas, 769 MBoe of NGLs and 354 MBoe of oil totaling 2,239 MBoe. North Park Basin had 328 MBoe of oil production.

Total production for the three-month periods ended March 31, 2021 was comprised of approximately 17.6% oil, 50.7% natural gas and 31.7% NGLs compared to 26.6% oil, 43.4% natural gas and 30.0% NGLs in 2020.

Mid-continent production for the three-months ended March 31, 2021 was comprised of approximately 14.0% oil, 52.9% natural gas and 33.1% NGLs compared to 15.8% oil, 49.9% natural gas and 34.3% NGLs in 2020. The decline in Mid-Continent production was primarily due to pro-active well shut-ins in response to a drop in commodity prices in the second quarter of 2020, as well as regular production declines.

Recent Events

•On April 22, 2021, we announced the acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price is $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

•On March 3, 2021, we named Mr. Grayson Pranin, formerly its Vice President for Reserves and Engineering, as Senior Vice President and Chief Operating Officer. We also named Mr. Salah Gamoudi, our Chief Financial Officer and Chief Accounting Officer, as a Senior Vice President. We also named Mr. Dean Parrish, formerly our Director of Operations, as our Vice President of Operations.

•On February 5, 2021, we sold all of our oil and natural gas properties and related assets of the North Park Basin ("NPB") in Colorado for a purchase price of $47 million in cash.

Outlook

We will focus on maximizing free cash flow in 2021 through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation, which includes limiting our capital projects to projects we believe will provide high rates of return in the current commodity price environment. As a result, our planned capital expenditures for 2021 will be similar to our 2020 levels. Given this expected level of capital expenditures, our oil, natural gas and NGL production will likely decline in 2021. We will consider expanding our capital program after assessing all factors, including commodity prices. We will also continue our pursuit of acquisitions and business combinations which provide high margin properties with attractive returns at current commodity prices.

The COVID-19 pandemic reduced global economic activity and negatively impacted energy demand during the previous twelve months. Demand for oil and natural gas is slowly returning to pre-pandemic levels as COVID-19 vaccination rates and economic activity have increased. Additionally, we have implemented several additional initiatives to maximize free cash flow, reduce our debt level, maximize our liquidity position and, ultimately realize greater shareholder value. These initiatives included personnel and non-personnel cost reductions, along with the sale of the Company's headquarters during 2020. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

Consolidated Results of Operations

The majority of our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGLs. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGLs we produce, and our ability to find and economically develop and produce our reserves. Prices for oil, natural gas and NGLs fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average New York Mercantile Exchange "NYMEX" prices for oil and natural gas are shown in the table below:

	Three month periods ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
NYMEX Oil (per Bbl)	$58.09	$42.58	$40.92	$28.00
NYMEX Natural gas (per MMBtu)	$2.72	$2.76	$2.12	$1.75

In order to reduce our exposure to price fluctuations, we have historically entered into commodity derivative contracts for a portion of our anticipated future oil and natural gas production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” As of March 31, 2021, we had no open commodity derivative contracts and there was no commodity derivative activity during the quarter ended March 31, 2021.

Revenues

Consolidated revenues for the three-month periods ended March 31, 2021, and 2020 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Oil	$15,548	$28,654
NGL	8,856	5,934
Natural gas	9,219	5,551
Other	—	190
Total revenues (1)	$33,623	$40,329

(1)Mid-Continent represented $30.4 million, or 90.6% and $27.5 million, or 68.4% of total consolidated revenues for the three-months ended March 31, 2021 and 2020, respectively. NPB represented $3.2 million, or 9.4% and $12.8 million, or 31.6% of total consolidated revenues for the three-months ended March 31, 2021 and 2020, respectively.

Oil, Natural Gas and NGL Production and Pricing

The Company's production and pricing information for the three-month periods ended March 31, 2021, and 2020 is shown in the table below:

	Three Months Ended March 31,

	2021	2020

Production data
Oil (MBbls)	288	682
NGL (MBbls)	521	769
Natural gas (MMcf)	4,993	6,695
Total volumes (MBoe)	1,641	2,567
Average daily total volumes (MBoe/d)	18.2	28.2
Average prices—as reported (1)
Oil (per Bbl)	$53.99	$42.01
NGL (per Bbl)	$17.00	$7.72
Natural gas (per Mcf)	$1.85	$0.83
Total (per Boe)	$20.49	$15.64
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$53.99	$48.01
NGL (per Bbl)	$17.00	$7.72
Natural gas (per Mcf)	$1.85	$0.83
Total (per Boe)	$20.49	$17.23
__________________
(1)Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three-month periods ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021		2020
	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mid-Continent	1,574	95.9%	2,239	87.2%
North Park Basin	67	4.1%	328	12.8%
Total	1,641	100.0%	2,567	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three-month periods ended March 31, 2021, and 2020 are shown in the table below (in thousands):

Three Months Ended March 31, 2021
2020 oil, natural gas and NGL revenues	$40,139
Change due to production volumes	$(18,972)
Change due to average prices	$12,456
2021 oil, natural gas and NGL revenues	$33,623

Revenues from oil, natural gas and NGL sales decreased $6.5 million or 16.2%for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Revenue has declined primarily due to the divestiture of the North Park Basin properties and natural production declines in our existing producing wells in the Mid-Continent partially offset by increased realized commodity prices. Mid-Continent represented $30.4 million, or 90.6% and $27.5 million, or 68.4% of total consolidated revenues for the three-months ended March 31, 2021 and 2020, respectively. NPB represented $3.2 million, or 9.4% and $12.8 million, or 31.6% of total consolidated revenues for the three-months ended March 31, 2021 and 2020, respectively. See "Item 1A—Risk Factors" included in the Company's 2020 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three-month periods ended March 31, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,

	2021	2020

Lease operating expenses	$7,954	$15,642
Production, ad valorem, and other taxes	2,176	3,199
Depreciation and depletion—oil and natural gas	2,505	24,855
Depreciation and amortization—other	1,494	2,634
Total operating expenses	$14,129	$46,330

Lease operating expenses ($/Boe)	$4.85	$6.09
Production, ad valorem, and other taxes ($/Boe)	$1.33	$1.25
Depreciation and depletion—oil and natural gas ($/Boe)	$1.53	$9.68
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	6.5%	8.0%

Lease operating expenses decreased by $7.7 million or $1.24/Boe for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. These decreases primarily resulted from field personnel reductions in force, the sale of NPB and the shut-in of wells that had become uneconomic due to natural production declines. NPB represented $0.9 million, or 11.6% and $3.5 million, or 22.7% of consolidated Lease operating expense for the three months ended March 31, 2021 and 2020, respectively.

Production, ad valorem, and other taxes have continued to decrease primarily due to declining production and revenues as discussed above. Further, they have decreased as a percentage of oil, natural gas, and NGL revenue for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to decreases in ad valorem taxes as a result of credits and deductions earned on production taxes. NPB represented $0.2 million, or 11.4% and $0.8 million, or 24.1% of consolidated Production, ad valorem and other taxes for the three months ended March 31, 2021 and 2020, respectively.

The average depreciation and depletion rate for our oil and natural gas properties for the three months ended March 31, 2021 decreased by $8.15/Boe from the three months ended March 31, 2020. This decrease is primarily due to the sale of the North Park Basin properties and full cost ceiling test impairments recorded during 2020, which lowered the net cost basis of oil and gas properties significantly.

Impairment

We did not record a full cost ceiling limitation impairment during the three months ended March 31, 2021. We recorded a full cost ceiling limitation impairment of $8.0 million during the three months ended March 31, 2020, which resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in the first quarter of 2020.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2021 were $40.01 per barrel of oil and $2.16 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended May 1, 2021, as well as one month of NYMEX strip pricing for June of 2021 as of May 7, 2021 we anticipate the SEC prices utilized in the June 30, 2021 full cost ceiling test may be $49.54 per barrel of oil and $2.44 per Mcf of natural gas, (the "estimated second quarter prices"). Applying these estimated second quarter prices, and holding all other inputs constant to those used in the calculation of our March 31, 2021 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the second quarter of 2021.

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

Other Operating Expenses

Other operating expenses for the three-month periods ended March 31, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,

	2021	2020
General and administrative	$2,090	$5,483
Restructuring expenses	2,054	—
Employee termination benefits	49	3,254
(Gain) loss on derivative contracts	—	(10,226)
(Gain) loss on sale of assets	(19,713)	—
Other operating (income) expense	(48)	277
Total non-operating expenses	$(15,568)	$(1,212)

General and administrative expenses decreased by $3.4 million for the three months ended March 31, 2021, compared to the same period in 2020. These decreases resulted primarily from a reduction in compensation related costs after completing reductions in force during 2020, significant reductions in information technology and software costs and overhead related to the Company's previously held corporate headquarters building. Part of the decrease is also due to reductions in professional costs such as legal expenses, audit fees and consulting services. General and administrative expenses for the first three months of 2021 were impacted by a refund of a $0.4 million legal retainer related to prior periods.

Restructuring expenses represent fees and costs associated with the 2016 bankruptcy and exit from North Park Basin in Colorado. Restructuring expenses included payments of $1.3 million to settle general unsecured claims related to our 2016 bankruptcy during the quarter ended March 31, 2021.

Employee termination benefits for the three-month periods ended March 31, 2021 and 2020 include cash and share-based severance costs incurred for the reduction in force, sale of NPB and other employee terminations in the relevant periods. See “Note 12 - Employee Termination Benefits” in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

The following table summarizes derivative activity for the three-month periods ended March 31, 2021, and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
(Gain) loss on commodity derivative contracts	$—	$(10,226)
Cash (received) paid on settlements	$—	$(4,087)

There were no open commodity derivative contracts during the three months ended March 31, 2021. As applicable, our derivative contracts were not designated as accounting hedges and, as a result, changes in their fair values were recorded each quarter as a component of operating expenses. Internally, management has historically viewed the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts. See further discussion of derivative contracts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in Part I of this Quarterly Report.

Other Income (Expense)

The Company’s other income (expense) for the three-month periods ended March 31, 2021, and 2020 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Other income (expense)
Interest expense, net	$(47)	$(637)
Other income (expense), net	28	76
Total other expense	$(19)	$(561)

Interest expense incurred during the three-month period ended March 31, 2021 is primarily comprised of interest paid on the New Credit Facility. Interest expense incurred during the three-month period ended March 31, 2020 is primarily comprised of interest and fees paid on the prior credit facility that was terminated on November 30, 2020. Interest expense is net of amounts capitalized.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents, excluding restricted cash, of $73.9 million. Additionally, we had a $20.0 million term loan outstanding and $10.0 million available under our $30.0 million New Credit Facility, which matures on November 30, 2023. See "Note—8 Long-Term Debt" to the accompanying condensed consolidated financial statements in Item 1 of this report. As of May 7, 2021, we had approximately $81.2 million of cash on hand, excluding restricted cash, $20.0 million outstanding under its term loan facility and no balance outstanding under the $10.0 million revolving loan facility. For the next twelve months, we expect to have ample liquidity with amounts available to be drawn on our New Credit Facility, cash on hand, and cash from operations.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations, cash on hand and amounts available under our New Credit Facility, as discussed in “Note 8—Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements and “Item 1A. Risk Factors” included in Part I of the Company's Form 10-K Report, we expect market volatility factors to have a material, adverse impact on future revenue growth and overall profitability for the foreseeable future.

Our working capital increased to $39.8 million at March 31, 2021, compared to a deficit of $18.1 million at December 31, 2020, the positive impact on working capital resulted primarily from an increase in cash and cash equivalents at March 31, 2021 as a result of proceeds from the sale of NPB and cash from operations. In addition, accounts payable and accrued liabilities decreased due to our continuous cost reduction efforts, the sale of NPB and the timing of payments.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the three-month periods ended March 31, 2021, and 2020 are presented in the following table and discussed below (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in ) operating activities	$14,331	$18,103
Cash flows provided by (used in) investing activities	34,085	(4,463)
Cash flows provided by (used in) financing activities	(167)	(11,867)
Net increase (decrease) in cash and cash equivalents	$48,249	$1,773

Cash Flows from Operating Activities

The $3.8 million decrease in operating cash flows for the three-month period ended March 31, 2021 compared to the same period in 2020, is primarily due to the declines in revenues, partially offset by reduction in accounts payable and accrued expenses and reductions in expenses due to our cost reduction efforts.

See “—Condensed Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses, and see “Note 13—Employee Termination Benefits” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this report for additional detail on cash paid for employee termination benefits.

Cash Flows from Investing Activities

Our cash flows provided in investing activities during the three-month period ended March 31, 2021 primarily reflects $37.2 million of net cash proceeds from the sale of assets offset by capital expenditures of $3.1 million. See "Note 6—Acquisitions and Divestitures" to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this report for additional information.

During the three-month period ended March 31, 2020, cash flows used in investing activities primarily reflects cash payments made for capital expenditures accrued at December 31, 2019.

Capital expenditures for the three-month periods ended March 31, 2021, and 2020 are summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Capital Expenditures
Drilling, completion and capital workovers	$2,037	$1,425
Leasehold and geophysical	111	503
Capital expenditures, excluding acquisitions (on an accrual basis)	2,148	1,928
Acquisitions	59	—
Capital expenditures, including acquisitions	2,207	1,928
Change in capital accruals (1)	946	3,524
Total cash paid for capital expenditures	$3,153	$5,452
__________________
1.Reflects cash paid or adjustments to accruals during the period presented for expenditures related to prior period capital expenditures program.

Cash Flows from Financing Activities

Cash used in financing activities for the three-month period ended March 31, 2021 consisted primarily of finance lease payments and cash paid for tax obligations on vested awards.

Indebtedness

See “Note 8—Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of the Company's debt at March 31, 2021 and December 31, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements

At March 31, 2021, our contractual obligations included asset retirement obligations, long-term debt obligations and short-term leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2020 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first three months of 2021.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon our view of opportunities under the then-prevailing current market conditions, we have historically entered into commodity pricing derivative contracts for a portion of our anticipated production volumes for the purpose of reducing variability of oil and natural gas prices we receive.

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At March 31, 2021, we had no open commodity derivative contracts.

Because we historically have not designated any of our derivative contracts as hedges for accounting purposes, changes in the fair value of our derivative contracts were recognized as gains and losses in current period earnings. As a result, and when applicable, current period earnings could have been significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value was principally measured based on a comparison of future prices to the contract price at the end of the period.

The following table summarizes derivative activity for the three-month periods ended March 31, 2021, and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
(Gain) loss on commodity derivative contracts	$—	$(10,226)
Cash (received) paid on settlements	$—	$(4,087)

See “Note 3 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Credit Risk. As applicable, we were exposed to credit risk related to counterparties to our derivative financial contracts. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of our derivative transactions have had an “investment grade” credit rating. We have monitored the credit ratings of our derivative counterparties and considered our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts have historically been with multiple counterparties to minimize exposure to any individual counterparty, and in addition our counterparties have been large financial institutions.

We did not require collateral or other security from counterparties to support derivative instruments. We historically had master netting agreements with each of our derivative contract counterparties, which allowed us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk was limited to the net amounts due from the counterparties under the commodity derivative contracts. Therefore, we were not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. We are exposed to interest rate risk on our New Credit Facility. This variable interest rate on our New Credit Facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on this instrument is periodically redetermined based on prevailing market interest rates, primarily LIBOR. We had $20.0 million in outstanding variable rate debt as of March 31, 2021.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 9—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Item 1 of this report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended March 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
January 1, 2021 - January 31, 2021	—	$—	N/A	N/A
February 1, 2021 - February 28, 2021	4,121	$4.73	N/A	N/A
March 1, 2021 - March 31, 2021	—	$—	N/A	N/A
Total	4,121		—
___________________
(1)    Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
4.7	First Amendment to Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	3/16/2021
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: May 12, 2021	By:	/s/ Salah Gamoudi
Salah Gamoudi Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)