Form 10-Q
period 2021-06-30
SANDRIDGE ENERGY INC
filed 2021-08-11
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 5, 2021, was 36,588,775.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2021

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$88,338	$22,130
Restricted cash - other	2,271	6,136
Accounts receivable, net	20,681	19,576
Prepaid expenses	2,186	2,890
Other current assets	80	80
Total current assets	113,556	50,812
Oil and natural gas properties, using full cost method of accounting
Proved	1,439,904	1,463,950
Unproved	13,365	17,964
Less: accumulated depreciation, depletion and impairment	(1,370,544)	(1,375,692)
	82,725	106,222
Other property, plant and equipment, net	99,572	103,118
Other assets	594	680
Total assets	$296,447	$260,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$42,896	$51,426
Asset retirement obligation	15,939	16,467
Other current liabilities	408	984
Total current liabilities	59,243	68,877
Long-term debt	20,000	20,000
Asset retirement obligation	36,197	40,701
Other long-term obligations	1,439	3,188
Total liabilities	116,879	132,766
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,560 issued and outstanding at June 30, 2021 and 35,928 issued and outstanding at December 31, 2020	37	36
Warrants	88,520	88,520
Additional paid-in capital	1,062,426	1,062,220
Accumulated deficit	(971,415)	(1,022,710)
Total stockholders’ equity	179,568	128,066
Total liabilities and stockholders’ equity	$296,447	$260,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Oil, natural gas and NGL	$34,196	$16,448	$67,819	$56,587
Other	—	207	—	397
Total revenues	34,196	16,655	67,819	56,984
Expenses
Lease operating expenses	9,232	8,698	17,186	24,340
Production, ad valorem, and other taxes	2,534	1,854	4,710	5,053
Depreciation and depletion — oil and natural gas	2,193	13,348	4,698	38,203
Depreciation and amortization — other	1,475	1,739	2,969	4,373
Impairment	—	201,784	—	209,754
General and administrative	2,522	4,314	4,612	9,797
Restructuring expenses	256	444	2,310	444
Employee termination benefits	—	1,993	49	5,247
(Gain) loss on derivative contracts	—	(2,241)	—	(12,467)
(Gain) loss on sale of assets	—	(42)	(19,713)	78
Other operating (income) expense, net	(65)	150	(113)	307
Total expenses	18,147	232,041	16,708	285,129
Income (loss) from operations	16,049	(215,386)	51,111	(228,145)
Other income (expense)
Interest expense, net	(84)	(447)	(131)	(1,084)
Other income (expense), net	287	58	315	134
Total other income (expense)	203	(389)	184	(950)
Income (loss) before income taxes	16,252	(215,775)	51,295	(229,095)
Income tax expense (benefit)	—	4	—	(646)
Net income (loss)	$16,252	$(215,779)	$51,295	$(228,449)
Net income (loss) per share
Basic	$0.45	$(6.06)	$1.42	$(6.42)
Diluted	$0.44	$(6.06)	$1.38	$(6.42)
Weighted average number of common shares outstanding
Basic	36,416	35,611	36,187	35,581
Diluted	37,345	35,611	37,283	35,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2021
Balance at December 31, 2020	35,928	$36	6,734	$88,520	$1,062,220	$(1,022,710)	$128,066
Issuance of stock awards, net of cancellations	6	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	236	—	236
Issuance of common stock for general unsecured claims	201	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(19)	—	(19)
Net Income	—	—	—	—	—	35,043	35,043
Balance at March 31, 2021	36,135	$36	6,981	$88,520	$1,062,437	$(987,667)	$163,326
Issuance of stock awards, net of cancellations	425	1	—	—	(1)	—	—
Stock options exercised and Stock-based compensation	—	—	—	—	584	—	584
Issuance of common stock for general unsecured claims	—	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	—	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(594)	—	(594)
Net Income	—	—	—	—		16,252	16,252
Balance at June 30, 2021	36,560	$37	6,981	$88,520	$1,062,426	$(971,415)	$179,568

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2020
Balance at December 31, 2019	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452
Common stock issued for general unsecured claims	38	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	185	—	185
Issuance of warrants for general unsecured claims	—	—	47	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(12,670)	(12,670)
Balance at March 31, 2020	35,810	$36	6,706	$88,520	$1,059,437	$(758,027)	$389,966
Issuance of stock awards, net of cancellations	55	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	583	—	583
Cash paid for tax obligations on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(215,779)	(215,779)
Balance at June 30, 2020	35,865	$36	6,706	$88,520	$1,060,019	$(973,806)	$174,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$51,295	$(228,449)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for doubtful accounts	21	283
Depreciation, depletion, and amortization	7,667	42,576
Impairment	—	209,754
Debt issuance costs amortization	36	318
(Gain) loss on derivative contracts	—	(12,467)
Cash received on settlement of derivative contracts	—	10,577
(Gain) loss on sale of assets	(19,713)	78
Stock-based compensation	799	749
Other	71	68
Changes in operating assets and liabilities	(6,945)	(10,025)
Net cash provided by (used in) operating activities	33,231	13,462
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(4,389)	(6,814)
Acquisition of Assets	(3,545)	—
Purchase of other property and equipment	(59)	—
Proceeds from sale of assets	37,900	1,506
Net cash provided by (used in) investing activities	29,907	(5,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	39,000
Repayments of borrowings	—	(37,500)
Reduction of financing lease liability	(122)	(694)
Debt issuance costs	(81)	—
Proceeds from exercise of stock options	21	—
Cash paid for tax obligations on vested stock awards	(613)	(1)
Net cash provided by (used in) financing activities	(795)	805
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	62,343	8,959
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	28,266	5,968
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$90,609	$14,927
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(106)	$(812)
Cash received for income taxes	$—	$616
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$1,260	$704
Right-of-use assets obtained in exchange for financing lease obligations	$363	$67
Carrying value of properties exchanged	$—	$3,890

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

Going Concern Consideration. The accompanying condensed consolidated financial statements are prepared in accordance with GAAP generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recently Adopted Accounting Pronouncements ASU 2019-12. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies various aspects of accounting for income taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax laws, and year-to-date loss limitation in interim-period tax accounting. The Company adopted this ASU on January 1, 2021 using an applied prospective basis; however, the impact was not material upon adoption.

Recent Accounting Pronouncements Not Yet Adopted ASU 2020-04. In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting. This ASU provides optional practical expedients and exceptions for applying GAAP provisions to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR"), or other reference rates expected to be discontinued because of reference rate reform, if certain criteria are met. The provisions of this ASU do not apply to contract modifications made and hedging transactions entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in ASU 2020-04 are effective, for all entities, as of March 12, 2020 through December 31, 2022. The Company is currently reviewing the potential impact of the upcoming LIBOR reference rate change on its current contracts and will determine the applicable provisions of ASU 2020-04.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses, and other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2021 and December 31, 2020. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility dated November 30, 2020 ("New Credit Facility") approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below.

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

Fair Value - Recurring Measurement Basis

There were no open commodity derivative contracts as of June 30, 2021 and December 31, 2020.

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six-month periods ended June 30, 2021 and 2020.

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil or natural gas production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of June 30, 2021 and December 31, 2020.

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

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2021, and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Gain) loss on commodity derivative contracts	$—	$(2,241)	$—	$(12,467)
Cash received on settlements	$—	$6,490	$—	$10,577

Master Netting Agreements and the Right of Offset. As applicable, The Company historically had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of June 30, 2021 and December 31, 2020.

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

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Oil and natural gas properties
Proved	$1,439,904	$1,463,950
Unproved	13,365	17,964
Total oil and natural gas properties	1,453,269	1,481,914
Less: accumulated depreciation, depletion and impairment	(1,370,544)	(1,375,692)
Net oil and natural gas properties	82,725	106,222

Land	200	200
Electrical infrastructure	121,819	121,819
Other non-oil and natural gas equipment	1,603	1,563
Buildings and structures	3,603	3,603
Financing leases	319	1,051
Total	127,544	128,236
Less accumulated depreciation and amortization	(27,972)	(25,118)
Other property, plant and equipment, net	99,572	103,118
Total property, plant and equipment, net	$182,297	$209,340

See Note 5 for discussion of impairment of property, plant and equipment.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Impairment

The Company assesses the need to impair its oil and gas properties during its quarterly full cost pool ceiling limitation calculation. The Company analyzes various property, plant and equipment for impairment when certain triggering events occur by comparing the carrying values of the assets to their estimated fair values. The full cost pool ceiling limitation and estimated fair values of midstream and other assets were determined in accordance with the policies discussed in Note 1, as applicable.

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices ("SEC Prices") as adjusted for price differentials and other contractual arrangements. The SEC Prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2021 were $49.78 per barrel of oil and $2.43 per Mcf of natural gas, before price differential adjustments.

In the three and six-month periods ended June 30, 2021, we did not record a full cost ceiling limitation impairment charge.

The Company recorded a total impairment charge of $201.8 million for the three-month period ended June 30, 2020, which included a full cost ceiling limitation impairment charge of $163.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters. The Company recorded a total impairment charge of $209.8 million for the six-month period ended June 30, 2020, which included a full cost ceiling limitation impairment charge of $171.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters.

The June 30, 2020, asset impairment charge of $38.0 million resulted from the write down of the net carrying amount of the office headquarters building assets to their estimated fair value less estimated costs to sell the building. In May 2020, the Company entered into an agreement for the sale of its corporate headquarters building located in Oklahoma City, OK. The building sale closed on August 31, 2020. Prior to the sale of the corporate headquarters building, the Company was required to report the building at its carrying amount, as a result the building was assessed for recoverability and impairment using undiscounted cash flow measures of the consolidated Company as prescribed under ASC 360-10-35, rather than fair value as prescribed under ASC 360-10-45-9.

6. Acquisitions and Divestitures

Overriding Royalty Interest Assets

On April 22, 2021, we acquired all of the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price was $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

North Park Basin Sale

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin (“NPB”or “North Park”), in Colorado, for a purchase price of $47 million. The sale closed for net proceeds of $39.7 million in cash, which amounts to the purchase price of $47 million net of effective date to close date adjustments. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $19.7 million gain related to the assets sold. The gain represents net proceeds of $39.7 million coupled with the release of revenues in suspense of $0.5 million and the relief of asset retirement obligations of $6.1 million offset by the reduction of $26.6 million in oil and gas properties related to NPB.

For the three-months ended June 30, 2021, NPB did not have an impact on our financials due to the sale of the NPB assets.

For the six-months ended June 30, 2021, NPB represented $3.2 million, or 4.7% of the Company's $67.8 million total consolidated Revenues, NPB represented $0.9 million, or 5.4% of the Company's $17.2 million consolidated Lease operating expense, it represented $0.2 million, or 5.3% of the Company's $4.7 million consolidated Production, ad valorem and other taxes and NPB represented 0.1 MMBoe, or 2.0% of the Company's consolidated total production volumes of 3.4 MMBoe.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
For the three-months ended June 30, 2020, NPB represented $4.6 million, or 27.8% of the Company's $16.7 million total consolidated Revenues, NPB represented $2.2 million or 25.6% of the Company's $8.7 million consolidated Lease operating expense, it represented $0.3 million, or 16.7% of the Company's $1.9 million consolidated Production, ad valorem and other taxes and NPB represented 0.2 MMBoe, or 10.3% of the Company's consolidated total production volumes of 2.2 MMBoe.

For the six-months ended June 30, 2020, NPB represented $17.4 million, or 30.5% of the Company's $57.0 million total consolidated Revenues, NPB represented $5.8 million or 23.7% of the Company's $24.3 million consolidated Lease operating expense, it represented $1.1 million, or 21.4% of the Company's $5.1 million consolidated Production, ad valorem and other taxes and NPB represented 0.6 MMBoe, or 11.7% of the Company's consolidated total production volumes of 4.7 MMBoe.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and other accrued expenses	$19,555	$23,017
Production payable	15,645	15,367
Payroll and benefits	2,775	5,640
Taxes payable	4,645	6,864
Drilling advances	234	477
Accrued interest	42	61
Total accounts payable and accrued expenses	$42,896	$51,426

8. Long-Term Debt

Credit Facility.

Credit Facility. On November 30, 2020 the Company entered into the New Credit Facility of $30.0 million credit facility with a related party and affiliate of Icahn Enterprises and Icahn Agency Services LLC, as administrative agent. As of June 30, 2021 and December 31, 2020, the Company had a $20.0 million term loan outstanding under the New Credit Facility. The New Credit Facility consists of a $10.0 million revolving loan facility and a $20 million term loan facility. There are no scheduled borrowing base redeterminations under the New Credit Facility. At June 30, 2021, the Company had $10.0 million available to be drawn under the revolving loan facility. The New Credit Facility matures on November 30, 2023.

On July 26, 2021, the Company entered into an amendment (the “First Amendment”) to the New Credit Facility. Pursuant to the First Amendment, the Company will be permitted to grant liens securing its obligations under swap contracts with certain counterparties to the extent such swap contracts are permitted under the Credit Agreement and approved by the Company’s board of directors.

The outstanding borrowings under the New Credit Facility bear interest at a rate tied to a utilization ratio of (a) LIBOR plus an applicable margin that varies from 200 to 300 basis points or (b) the base rate plus an applicable margin that varies from 100 basis points to 200 basis points. During the three and six-months ended June 30, 2021, the weighted average interest rate paid for borrowings outstanding under the New Credit Facility was approximately 2.60% and 2.62%, respectively.

The Company has the right to prepay loans under the New Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The New Credit Facility is secured by (i) first-priority mortgages on at least 95% of the PV-9 pricing of all the proved reserves included in the most recently delivered reserve report of the Company, (ii) a first-priority perfected pledge of substantially all of the capital stock owned by each credit party, (iii) a first-priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and (iv) a first-priority perfected security interest in substantially all other tangible and intangible assets of the credit parties (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).

The New Credit Facility includes events of default and certain customary affirmative and negative covenants. The Company is required maintain certain financial covenants, commencing with the first full quarter ending after the effective date thereof, to maintain (i) a maximum consolidated total net leverage ratio, measured as of the end of any fiscal quarter, of no greater than 3.50 to 1.00 and (ii) a minimum consolidated interest coverage ratio, measured as of the end of any fiscal quarter, of no less than 2.25 to 1.00. As of June 30, 2021, the Company was in compliance with all applicable covenants and had a consolidated total net leverage ratio of (0.15) and consolidated interest coverage ratio of 59.73.

During the three and six-months ended June 30, 2021, the Company paid a related party, an affiliate of Icahn Enterprises, $0.1 million and $0.3 million, respectively of interest expense which is included on the Interest expense, net line item on the Condensed Consolidated Statement of Operations. The total outstanding balance of the New Credit facility is recorded in long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2021.

9. Commitments and Contingencies

Legal Proceedings. The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred.

As previously disclosed in the Company's 2020 Form 10-K, there are certain ongoing Cases (as that term is defined in the Company's 2020 Form 10-K).

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged pursuant to the Plan, the Company remains a nominal defendant because of a technical connection with the Cases, and is necessary for the court to decide all issues and make a proper judgement. The Company may also be contractually obligated to indemnify two former officers who are defendants and the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, which it is required to advance, arising out of the Cases, although the Company disputes any such obligations. Such indemnification is not covered by insurance with respect to the Trust. As of October 2020, we have exhausted all remaining insurance coverage for the costs of indemnification and expect no further reimbursements.

In light of the status of the Cases, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome in either case or provide an estimate of any reasonably possible loss or range of possible loss related thereto. Accordingly, the Company has not established or accrued any liabilities relating to the Cases and believes that the plaintiffs' claims are without merit. However, considering the exhaustion of insurance coverage available to the Company, such losses, if incurred, could be material. The Company intends to continue to vigorously defend against the Cases in its capacity as a nominal defendant.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at June 30, 2021 and December 31, 2020. As a result, the Company had no federal or state income tax expense or benefit for the three and six-month periods ended June 30, 2021 and recorded an insignificant income tax benefit for the year ended December 21, 2020. The benefit is related to previously sequestered alternative minimum tax (AMT) refund amounts released to the Company during 2020. The Company has no remaining AMT credits to be refunded.

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

As of June 30, 2021, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.8 billion expire during the years 2025 through 2037, while $0.8 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at June 30, 2021 and December 31, 2020.

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

11. Equity

Common Stock, Performance Share Units, and Stock Options. At June 30, 2021, the Company had approximately 250.0 million shares of common stock authorized, 36.6 million shares of common stock, par value $0.001 per share, issued and outstanding. Further, at June 30, 2021, the Company had approximately 0.1 million shares of unvested restricted stock awards, 1.1 million shares of unvested restricted stock units, 0.1 million stock options outstanding, and an immaterial number of unvested performance share units.

Warrants. The Company has issued approximately 4.9 million Series A warrants and 2.1 million Series B warrants that are exercisable until October 4, 2022 for one share of common stock per warrant at initial prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants, to certain holders of general unsecured claims as defined in the Plan. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock, par value $0.001 per share to stockholders of record at the close of business on July 13, 2020. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Tax Benefits Preservation Plan”).

The Company adopted the Tax Benefits Preservation Plan, as amended on March 16, 2021, in order to protect shareholder value against a possible limitation on the Company’s ability to use its tax net operating losses (the “NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

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

Until the earlier of the Distribution Time and the Expiration Time (as defined herein), the surrender for transfer of any shares of Common Stock will also constitute the transfer of the Rights associated with those shares. As soon as practicable after the Distribution Time, separate rights certificates will be mailed to holders of record of Common Stock as of the close of business on the Distribution Time. From and after the Distribution Time, the separate rights certificates alone will represent the Rights. Except as otherwise provided in the Tax Benefits Preservation Plan, only shares of Common Stock issued prior to the Distribution Time will be issued with Rights. The Rights are not exercisable until the Distribution Time.

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

In the event that any person or group (other than certain exempt persons) becomes an Acquiring Person, each holder of a Right (other than any Acquiring Person and certain related parties, whose Rights automatically become null and void) will have the right to receive, upon exercise, shares of Common Stock having a value equal to two times the exercise price of the Right.

In the event that, at any time following the Stock Acquisition Date, any of the following occurs:

•the Company consolidates with, or merges with and into, any other entity, and the Company is not the continuing or surviving entity;

•any entity engages in a share exchange with or consolidates with, or merges with or into, the Company, and the Company is the continuing or surviving entity and, in connection with such share exchange, consolidation or merger, all or part of the outstanding shares of Common Stock are changed into or exchanged for stock or other securities of any other entity or cash or any other property; or

•the Company sells or otherwise transfers, in one transaction or a series of related transactions, fifty percent (50%) or more of the Company’s assets, cash flow or earning power,

•each holder of a Right (except Rights which previously have been voided as described above) will have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

12. Revenues

The following table disaggregates the Company’s revenue by source for the three and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Oil	$14,666	$11,554	$30,214	$40,208
NGL	10,625	1,591	19,481	7,525
Natural gas	8,905	3,303	18,124	8,854
Other	—	207	—	397
Total revenues	$34,196	$16,655	$67,819	$56,984

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of June 30, 2021, and December 31, 2020, the Company had revenues receivable of $14.5 million and $12.8 million, respectively, and did not record any bad debt expense on revenues receivable during the three and six-month periods ended June 30, 2021 and 2020.

13. Employee Termination Benefits

During the three month period ended June 30, 2021, no employees received termination benefits. Certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company as a result of the sale of North Park assets and other employee terminations during the six-month period ended June 30, 2021 and as a result of a reduction in workforce during the three and six-month periods ended June 30, 2020. The following tables presents a summary of employee termination benefits for the three and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Cash	Share-Based Compensation (1)	Number of Shares	Total Employee Termination Benefits
Three Months Ended June 30, 2021
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	—	—	—	—
	$—	$—	—	$—
Three Months Ended June 30, 2020
Executive Employee Termination Benefits	$1	$—	—	$1
Other Employee Termination Benefits	1,992	—	—	1,992
	$1,993	$—	—	$1,993
Six Months Ended June 30, 2021
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	32	17	—	49
	$32	$17	—	$49
Six Months Ended June 30, 2020
Executive Employee Termination Benefits	$4	$—	—	$4
Other Employee Termination Benefits	5,203	40	4	5,243
	$5,207	$40	4	$5,247

____________________
(1)    Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the sale of the North Park assets for the six-month period ended June 30, 2021 and as a result of the reduction in workforce for the three and six-month periods ended June 30, 2020. The remaining unrecognized compensation expense associated with these awards at the date of termination was recorded as employee termination benefits. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards. One share of the Company’s common stock was issued per restricted stock award.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
14. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share

	(In thousands, except per share amounts)
Three Months Ended June 30, 2021
Basic earnings per share	$16,252	36,416	$0.45
Effect of dilutive securities
Restricted stock units	—	855
Restricted stock awards	—	36
Performance share units (1)	—	—
Warrants	—	—
Stock options	—	38
Diluted earnings share (2)	$16,252	37,345	$0.44
Three Months Ended June 30, 2020
Basic loss per share	$(215,779)	35,611	$(6.06)
Effect of dilutive securities
Restricted stock awards	—	—
Performance share units	—	—
Warrants	—	—
Stock options	—	—
Diluted loss per share (3)	$(215,779)	35,611	$(6.06)
Six Months Ended June 30, 2021
Basic earnings per share	$51,295	36,187	$1.42
Effect of dilutive securities
Restricted stock units	—	1,019
Restricted stock awards	—	39
Performance share units (1)	—	—
Warrants	—	—
Stock options	—	38
Diluted earnings per share (2)	$51,295	37,283	$1.38
Six Months Ended June 30, 2020
Basic loss per share	$(228,449)	35,581	$(6.42)
Effect of dilutive securities
Restricted stock awards	—	—
Performance share units	—	—
Warrants
Stock options	—	—
Diluted loss per share (3)	$(228,449)	35,581	$(6.42)
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards and stock options were included for the three and six-month periods ended June 30, 2021 as their effect was dilutive under the treasury stock method.
(3)No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three and six-month periods ended June 30, 2020, as their effect was antidilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
15. Subsequent Events

Share Repurchase Program

In August 2021, the Company's Board of Directors (the “Board”) approved the initiation of a share repurchase program (the "Program") authorizing the Company to purchase up to an aggregate of $25.0 million of the Company’s common stock beginning as early as August 16, 2021. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at the Company's discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time.

First Amendment to Credit Agreement

On July 26, 2021, the Company entered into an amendment (the “First Amendment”) to the New Credit Facility. Pursuant to the First Amendment, the Company will be permitted to grant liens securing its obligations under swap contracts with certain counterparties to the extent such swap contracts are permitted under the Credit Agreement and approved by our board of directors.

Appointment of Chief Executive Officer

In connection with the resignation of the Company's previous Chief Executive Officer ("CEO"), the Board appointed Grayson Pranin as President and CEO effective July 16, 2021 and in addition will maintain his role as Chief Operating Officer. Mr. Pranin’s compensation will be determined at a later time. Mr. Pranin, age 41, has held the role of Senior Vice President and Chief Operating Officer since March 3, 2021. Prior to that Mr. Pranin most recently served as the Company’s Vice President of Engineering and Reservoir beginning June 1, 2020, and has served in various engineering, operational and leadership roles with the Company since December 2011. Prior to joining the Company, Mr. Pranin served in various engineering and operational roles for Pioneer Natural Resources from June 2010 to November 2011. Mr. Pranin has served his country as a non-commissioned and commissioned officer in the U.S. Army Engineering Corps. Mr. Pranin received his Bachelor of Science from the University of Nevada at Reno.

Resignation of Chief Executive Officer and Director

On July 9, 2021, Carl F. Giesler, Jr. submitted his resignation from his positions as CEO, President and as a member of the Board of the Company, effective July 16, 2021 in order to pursue another career opportunity. Mr. Giesler did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2020 Form 10-K. Our discussion and analysis includes the following subjects:

•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.

The financial information with respect to the three and six-month periods ended June 30, 2021, and 2020, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent. Prior to February 5, 2021, we held assets in the North Park Basin of Colorado, which have been sold in their entirety.

The chart below shows production by product for the three and six-month periods ended June 30, 2021 and 2020:

Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,733
893
613
227
2,151
950
681
520
3,374
1,725
1,134
515
4,718
2,065
1,451
1,202
1,733
893
613
227
1,929
950
681
298
3,307
1,725
1,134
448
4,168
2,065
1,451
652
Q2'21 (1)
Q2'20 (2)
YTD'21 (1)
YTD'20 (2)
MID-CON Q2'21
MID-CON Q2'20
MID-CON YTD'21
MID-CON YTD'20
Oil
NGL
Natural Gas
Oil - Mid-Con
NGL - Mid-Con
Natural Gas - Mid-Con

(1)For the three-months ended June 30, 2021, there was no NPB oil production as a result of the sale. For the six-months ended June 30, 2021, North Park Basin had 67 MBoe of oil production.

(2)For the three and six-months ended June 30, 2020, North Park Basin had 222 MBoe and 550 MBoe, respectively of oil production.

Total production for the three-month periods ended June 30, 2021 and June 30, 2020 were comprised of approximately 13.1% oil, 51.5% natural gas and 35.4% NGLs compared to 24.2% oil, 44.1% natural gas and 31.7% NGLs, respectively.

Total production for the six-month periods ended June 30, 2021 and June 30, 2020 were comprised of approximately 15.3% oil, 51.1% natural gas and 33.6% NGLs compared to 25.5% oil, 43.7% natural gas and 30.8% NGLs, respectively.

Mid-Continent total production for the three and six-month periods ended June 30, 2021 and 2020 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Oil	13.1%	15.4%	13.5%	15.6%
NGL	35.4%	35.3%	34.3%	34.8%
Natural gas	51.5%	49.3%	52.2%	49.6%
Total	100.0%	100.0%	100.0%	100.0%

Recent Events

•In August 2021, our Board of Directors (the “Board”) approved the initiation of a share repurchase program (the "Program") authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time.

•On July 26, 2021, we entered into an amendment (the “First Amendment”) to the New Credit Facility. Pursuant to the First Amendment, we will be permitted to grant liens securing its obligations under swap contracts with certain counterparties to the extent such swap contracts are permitted under the Credit Agreement and approved by our board of directors.
•In connection with the resignation of our previous Chief Executive Officer ("CEO"), the Board appointed Grayson Pranin as President and CEO effective July 16, 2021 and in addition will maintain his role as Chief Operating Officer. Mr. Pranin’s compensation will be determined at a later time. Mr. Pranin, age 41, has held the role of Senior Vice President and Chief Operating Officer since March 3, 2021.

•On July 9, 2021, Carl F. Giesler, Jr. submitted his resignation from his positions as CEO, President and as a member of the Board of the Company, effective July 16, 2021 in order to pursue another career opportunity. Mr. Giesler did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

•On April 22, 2021, we announced the acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price is $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

•During the second quarter of 2021, we began returning wells to production that were previously curtailed due to the commodity price downturn in the first half of 2020 and, in many cases, improving their production potential through modest capital improvements. Focused efforts to improve operating costs, along with commodity prices rebounding from their 2020 lows, have bolstered the economics of these well reactivation projects. High rates of return and low execution risk support our belief that these projects represent an efficient use of capital. As of June 30, 2021, we returned 49 wells to production, resulting in average incremental production of 0.8 MBoed in the first half of 2021. Approximately 30 of these wells required workovers to return to service and accounted for capital expenditures of $0.6 million and $0.8 million of expense workovers. The balance of the wells required little to no expenditures to reactivate.

•Subsequent to the sale of NPB assets in the first quarter of 2021, we are no longer engaged in the routine flaring of produced natural gas.

Outlook

Throughout 2021, we have focused and will continue to focus on maximizing free cash flow in 2021 through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation, which includes limiting our capital projects to projects we believe will provide high rates of return in the current commodity price environment. As a result, our planned capital expenditures for 2021 will likely be of similar magnitude, but potentially an increase to 2020 levels. Given this expected level of capital expenditures, our oil, natural gas and NGL production will likely decline in 2021. However, wells brought back online during the period, as well as potential future well reactivations may partially stem the natural decline of our base production. We may consider further expanding our capital program after assessing all factors, including commodity prices. We will also continue our pursuit of acquisitions and business combinations which provide high margin properties with attractive returns at current commodity prices.

The COVID-19 pandemic reduced global economic activity and negatively impacted energy demand during the previous twelve months. Demand for oil and natural gas is slowly returning to pre-pandemic levels as COVID-19 vaccination rates and economic activity have increased. However, the spread of COVID-19 variants and the effectiveness of the vaccines against these variants are significant risk factors to a full and sustained recovery. If the vaccines currently available are not effective against COVID-19 or its other variants, we will have to continue to rely on mobility and activity restrictions to mitigate the spread, which will lead to a longer, more drawn-out return in demand for certain products.

Additionally, we have implemented several additional initiatives to maximize free cash flow, our liquidity position and, ultimately realize greater shareholder value. These initiatives included personnel and non-personnel cost reductions, along with the sale of our headquarters during 2020. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

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

	Three month periods ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
NYMEX Oil (per Bbl)	$66.18	$58.09	$42.58	$40.92
NYMEX Natural gas (per MMBtu)	$2.98	$2.72	$2.76	$2.12

In order to reduce our exposure to price fluctuations, we have historically entered into commodity derivative contracts for a portion of our anticipated future oil and natural gas production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” As of June 30, 2021, we had no open commodity derivative contracts and there was no commodity derivative activity during the three and six-month periods ended June 30, 2021.

Revenues

Consolidated revenues for the three and six-month periods ended June 30, 2021, and 2020 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Oil	$14,666	$11,554	$30,214	$40,208
NGL	10,625	1,591	19,481	7,525
Natural gas	8,905	3,303	18,124	8,854
Other	—	207	—	397
Total revenues (1)	$34,196	$16,655	$67,819	$56,984

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three and six-month periods ended June 30, 2021, and 2020 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

Production data
Oil (MBbls)	227	520	515	1,202
NGL (MBbls)	613	681	1,134	1,451
Natural gas (MMcf)	5,356	5,697	10,349	12,391
Total volumes (MBoe)	1,733	2,151	3,374	4,718
Average daily total volumes (MBoe/d)	19.0	23.6	18.6	25.9
Average prices—as reported (1)
Oil (per Bbl)	$64.73	$22.22	$58.70	$33.45
NGL (per Bbl)	$17.33	$2.34	$17.18	$5.19
Natural gas (per Mcf)	$1.66	$0.58	$1.75	$0.71
Total (per Boe)	$19.74	$7.65	$20.10	$11.99
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$64.73	$33.47	$58.70	$41.72
NGL (per Bbl)	$17.33	$2.34	$17.18	$5.19
Natural gas (per Mcf)	$1.66	$0.69	$1.75	$0.77
Total (per Boe)	$19.74	$10.67	$20.10	$14.24
__________________
(1)Prices represent actual average sales prices for the periods presented and do not include effects of derivatives.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2021, and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mid-Continent	1,733	100.0%	1,929	89.7%	3,307	98.0%	4,168	88.3%
North Park Basin	—	—%	222	10.3%	67	2.0%	550	11.7%
Total	1,733	100.0%	2,151	100.0%	3,374	100.0%	4,718	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six-month periods ended June 30, 2021, and 2020 are shown in the table below (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
2020 oil, natural gas and NGL revenues	$16,448	$56,587
Change due to production volumes	(8,271)	(27,015)
Change due to average prices	26,019	38,247
2021 oil, natural gas and NGL revenues	$34,196	$67,819

Revenues from oil, natural gas and NGL sales increased $17.7 million or 107.9% for three-months ended June 30, 2021 as compared to the three-months ended June 30, 2020. Revenues from oil, natural gas and NGL sales increased $11.2 million or 19.8% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Revenue for the three and six months ended has increased primarily due to increased oil, natural gas and NGL realized prices primarily as a result of increased economic activity and recovery from the COVID-19 pandemic and related increase in energy demand, in addition to a contraction of differentials on realized commodity prices. Further, natural gas revenue increased due to higher realized prices as a result of growth in demand outpacing supply. These increases were partially offset by an overall decline in production due to the natural declines in our existing producing wells and divestiture of the NPB properties, partially stemmed by the reactivation of wells.

Mid-Continent and North Park revenues for the three and six-month periods ended June 30, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Total	$	% of Total	$	% of Total	$	% of Total
Mid-Continent	$34,196	100.0%	$11,821	71.9%	$64,649	95.3%	$39,201	69.3%
North Park	$—	—%	$4,627	28.1%	$3,170	4.7%	$17,386	30.7%

See "Item 1A—Risk Factors" included in our 2020 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

Lease operating expenses	$9,232	$8,698	$17,186	$24,340
Production, ad valorem, and other taxes	2,534	1,854	4,710	5,053
Depreciation and depletion—oil and natural gas	2,193	13,348	4,698	38,203
Depreciation and amortization—other	1,475	1,739	2,969	4,373
Total operating expenses	$15,434	$25,639	$29,563	$71,969

Lease operating expenses ($/Boe)	$5.33	$4.04	$5.09	$5.16
Production, ad valorem, and other taxes ($/Boe)	$1.46	$0.86	$1.40	$1.07
Depreciation and depletion—oil and natural gas ($/Boe)	$1.27	$6.21	$1.39	$8.10
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	7.4%	11.3%	6.9%	8.9%

North Park Lease operating expenses and Production, ad valorem, and other taxes for the three and six-month periods ended June 30, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Total	$	% of Total	$	% of Total	$	% of Total
Lease operating expense	$—	—%	$2,225	25.6%	$921	5.4%	$5,774	23.7%
Production, ad valorem and other taxes	$—	—%	$309	16.7%	$249	5.3%	$1,080	21.4%

Lease operating expenses increased by $0.5 million or $1.28/Boe for the three-months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was the result of reactivating wells that are now considered economic due to increased commodity prices. Lease operating expenses decreased by $7.2 million or $0.06/Boe for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. These decreases primarily resulted from field personnel reductions in force, the sale of NPB and other cost reduction efforts.

Production, ad valorem, and other taxes for the three months ended June 30, 2021 have increased primarily due to increases in revenues. Further, they have decreased as a percentage of oil, natural gas, and NGL revenue for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to ad valorem taxes remaining flat and increased revenue. Production, ad valorem, and other taxes for the six months ended June 30, 2021 have decreased primarily due to declining production as discussed above, partially offset by higher commodity prices. Further, they have decreased as a percentage of oil, natural gas, and NGL revenue for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to decreases in production taxes as a result of tax credits and deductions.

The average depreciation and depletion rate for our oil and natural gas properties for the three months ended June 30, 2021 decreased by $4.94/Boe from the three months ended June 30, 2020. The average depreciation and depletion rate for our oil and natural gas properties for the six months ended June 30, 2021 decreased by $6.71/Boe from the six months ended June 30, 2020. These decreases are primarily due to the sale of the North Park Basin properties and full cost ceiling test impairments recorded during 2020, which lowered the net cost basis of our oil and gas properties significantly.

Impairment

We did not record a full cost ceiling limitation impairment during the three and six-months ended June 30, 2021. In the three-month period ended June 30, 2020, we recorded a total impairment charge of $201.8 million, which included a full cost ceiling limitation impairment charge of $163.8 million, and an impairment charge of $38.0 million to write down the value of our office headquarters to its estimated fair value less estimated costs to sell the building. The ceiling limitation impairment charges recorded in the three and six-month periods ended June 30, 2020 resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in 2020.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC Prices as adjusted for price differentials and other contractual arrangements. The SEC Prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2021 were $49.78 per barrel of oil and $2.43 per Mcf of natural gas, before price differential adjustments.

Based on the SEC Prices over the eleven months ended August 1, 2021, as well as one month of NYMEX strip pricing for September of 2021 as of August 5 2021 we anticipate the SEC Prices utilized in the June 30, 2021 full cost ceiling test may be $57.70 per barrel of oil and $2.93 per Mcf of natural gas, (the "estimated third quarter prices"). Applying these estimated third quarter prices, and holding all other inputs constant to those used in the calculation of our June 30, 2021 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the third quarter of 2021.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC Prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves. Any such ceiling test impairments in 2021 could be material to our net earnings.

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the three and six-month periods ended June 30, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
General and administrative	$2,522	$4,314	$4,612	$9,797
Restructuring expenses	256	444	2,310	444
Employee termination benefits	—	1,993	49	5,247
(Gain) loss on derivative contracts	—	(2,241)	—	(12,467)
(Gain) loss on sale of assets	—	(42)	(19,713)	78
Other operating (income) expense	(65)	150	(113)	307
Total non-operating expenses	$2,713	$4,618	$(12,855)	$3,406

General and administrative expenses decreased by $1.8 million for the three months ended June 30, 2021, compared to the same period in 2020. General and administrative expenses decreased by $5.2 million for the six months ended June 30, 2021, compared to the same period in 2020. These decreases resulted primarily from a reduction in compensation related costs after completing reductions in force during 2020, significant reductions in information technology and software costs and overhead related to our previously held corporate headquarters building and other cost cutting efforts. Part of the decrease is also due to reductions in professional costs such as legal expenses, audit fees and consulting services. General and administrative expenses for the first six months of 2021 were impacted by a refund of a $0.4 million legal retainer related to prior periods.

Restructuring expenses represent fees and costs associated with the 2016 bankruptcy and exit from North Park Basin in Colorado. Restructuring expenses included payments of $1.3 million to settle general unsecured claims related to our 2016 bankruptcy during the six-month period ended June 30, 2021.

Employee termination benefits for the three and six-month periods ended June 30, 2021 and 2020 include cash and share-based severance costs incurred for the reduction in force, sale of NPB and other employee terminations in the relevant periods. See “Note 13 - Employee Termination Benefits” in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2021, and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Gain) loss on commodity derivative contracts	$—	$(2,241)	$—	$(12,467)
Cash received on settlements	$—	$6,490	$—	$10,577

There were no open commodity derivative contracts during the three and six-months periods ended June 30, 2021. As applicable, our derivative contracts were not designated as accounting hedges and, as a result, changes in their fair values were recorded each quarter as a component of operating expenses. Management has historically viewed the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts. See further discussion of derivative contracts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in Part I of this Quarterly Report.

Other Income (Expense)

Our other income (expense) for the three and six-month periods ended June 30, 2021, and 2020 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other income (expense)
Interest expense, net	$(84)	$(447)	$(131)	$(1,084)
Other income (expense), net	287	58	315	134
Total other income (expense)	$203	$(389)	$184	$(950)

Interest expense incurred during the three and six-month periods ended June 30, 2021 is primarily comprised of interest paid on the New Credit Facility. Interest expense incurred during the three and six-month periods ended June 30, 2020 is primarily comprised of interest and fees paid on the prior credit facility that was terminated on November 30, 2020. Interest expense is net of amounts capitalized.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents, excluding restricted cash, of $88.3 million. Additionally, we had a $20.0 million term loan outstanding and $10.0 million available under our $30.0 million New Credit Facility, which matures on November 30, 2023. See "Note 8—Long-Term Debt" to the accompanying condensed consolidated financial statements in Item 1 of this Quarterly Report. As of August 6, 2021, we had approximately $104.9 million of cash on hand, including restricted cash, $20.0 million outstanding under our term loan facility and no balance outstanding under the $10.0 million revolving loan facility. For the next twelve months, we expect to have ample liquidity with amounts available to be drawn on our New Credit Facility, cash on hand, and cash from operations.

On July 26, 2021, we entered into the First Amendment to the New Credit Facility. Pursuant to the First Amendment, we will be permitted to grant liens securing our obligations under swap contracts with certain counterparties to the extent such swap contracts are permitted under the Credit Agreement and approved by our board of directors.

In August, 2021, our Board approved the initiation of a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our Company’s common stock beginning as early as August 16, 2021.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations, cash on hand and amounts available under our New Credit Facility, as discussed in “Note 8— Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements and “Item 1A. Risk Factors” included in Part I of our Form 10-K Report, we expect market volatility factors to have a material, adverse impact on future revenue growth and overall profitability for the foreseeable future.

Our working capital increased to $54.3 million at June 30, 2021, compared to a deficit of $18.1 million at December 31, 2020, the positive impact on working capital resulted primarily from an increase in cash and cash equivalents at June 30, 2021 as a result of proceeds from the sale of NPB and cash from operations. In addition, accounts payable and accrued liabilities decreased due to our continuous cost reduction efforts, the sale of NPB and the timing of payments.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the six-month periods ended June 30, 2021, and 2020 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in ) operating activities	$33,231	$13,462
Cash flows provided by (used in) investing activities	29,907	(5,308)
Cash flows provided by (used in) financing activities	(795)	805
Net increase (decrease) in cash and cash equivalents	$62,343	$8,959

Cash Flows from Operating Activities

The $19.8 million increase in operating cash flows for the six-month period ended June 30, 2021 compared to the same period in 2020, is primarily due to the increases in revenues as a result of improved commodity prices as discussed above and reductions in expenses due to our cost reduction efforts.

Cash Flows from Investing Activities

Our cash flows provided in investing activities during the six-month period ended June 30, 2021 primarily reflects $37.9 million of net cash proceeds from the sale of assets offset by capital expenditures of $4.4 million. See "Note 6—Acquisitions and Divestitures" to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

During the six-month period ended June 30, 2020, cash flows used in investing activities primarily reflects cash payments made for capital expenditures accrued at December 31, 2019.

Capital expenditures for the six-month periods ended June 30, 2021, and 2020 are summarized below (in thousands):

	Six Months Ended June 30,
	2021	2020
Capital Expenditures
Drilling, completion and capital workovers	$3,242	$2,430
Leasehold and geophysical	283	497
Capital expenditures, excluding acquisitions (on an accrual basis)	3,525	2,927
Acquisitions	3,604	—
Capital expenditures, including acquisitions	7,129	2,927
Change in capital accruals (1)	864	3,887
Total cash paid for capital expenditures	$7,993	$6,814
__________________
1.Reflects cash paid or adjustments to accruals during the period presented for expenditures related to prior period capital expenditures program.

Cash Flows from Financing Activities

Cash used in financing activities for the six-month period ended June 30, 2021 consisted primarily of finance lease payments and cash paid for tax obligations on vested awards.

Indebtedness

See “Note 8—Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of our debt at June 30, 2021 and December 31, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements

At June 30, 2021, our contractual obligations included asset retirement obligations, long-term debt obligations and short-term leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2020 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2021.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon our view of opportunities under the then-prevailing current market conditions, we have historically entered into commodity derivative contracts for a portion of our anticipated production volumes for the purpose of reducing variability of oil and natural gas prices we receive.

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2021, we had no open commodity derivative contracts.

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

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2021, and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Gain) loss on commodity derivative contracts	$—	$(2,241)	$—	$(12,467)
Cash received on settlements	$—	$6,490	$—	$10,577

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

Interest Rate Risk. We are exposed to interest rate risk on our New Credit Facility. This variable interest rate on our New Credit Facility fluctuates, and exposes us to short-term changes in market interest rates as our interest obligations on this instrument is periodically redetermined based on prevailing market interest rates, primarily LIBOR. We had $20.0 million in outstanding variable rate debt as of June 30, 2021.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 9—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
April 1, 2021 - April 30, 2021	152,101	$3.90	N/A	N/A
May 1, 2021 - May 31, 2021	—	$—	N/A	N/A
June 1, 2021 - June 30, 2021	—	$—	N/A	N/A
Total	152,101		—
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

SandRidge Energy, Inc.

Date: August 11, 2021	By:	/s/ Salah Gamoudi
Salah Gamoudi Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)