Form 10-Q
period 2021-09-30
SANDRIDGE ENERGY INC
filed 2021-11-10
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 4, 2021, was 36,674,454.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2021

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$96,738	$22,130
Restricted cash - other	2,264	6,136
Accounts receivable, net	29,365	19,576
Prepaid expenses	1,279	2,890
Other current assets	80	80
Total current assets	129,726	50,812
Oil and natural gas properties, using full cost method of accounting
Proved	1,442,972	1,463,950
Unproved	12,905	17,964
Less: accumulated depreciation, depletion and impairment	(1,371,123)	(1,375,692)
	84,754	106,222
Other property, plant and equipment, net	98,951	103,118
Other assets	358	680
Total assets	$313,789	$260,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$46,778	$51,426
Derivative contracts	4,129	—
Asset retirement obligation	16,099	16,467
Other current liabilities	600	984
Total current liabilities	67,606	68,877
Long-term debt	—	20,000
Asset retirement obligation	36,339	40,701
Other long-term obligations	1,727	3,188
Total liabilities	105,672	132,766
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,674 issued and outstanding at September 30, 2021 and 35,928 issued and outstanding at December 31, 2020	37	36
Warrants	88,520	88,520
Additional paid-in capital	1,062,376	1,062,220
Accumulated deficit	(942,816)	(1,022,710)
Total stockholders’ equity	208,117	128,066
Total liabilities and stockholders’ equity	$313,789	$260,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Oil, natural gas and NGL	$46,584	$27,547	$114,403	$84,134
Other	—	129	—	526
Total revenues	46,584	27,676	114,403	84,660
Expenses
Lease operating expenses	9,080	8,069	26,266	32,409
Production, ad valorem, and other taxes	2,219	2,333	6,929	7,386
Depreciation and depletion — oil and natural gas	2,092	7,525	6,790	45,728
Depreciation and amortization — other	1,513	1,698	4,482	6,071
Impairment	—	44,043	—	253,797
General and administrative	2,229	2,493	6,841	12,290
Restructuring expenses	(1,696)	1,199	614	1,643
Employee termination benefits	—	3,184	49	8,431
(Gain) loss on derivative contracts	4,129	5,299	4,129	(7,168)
(Gain) loss on sale of assets	761	(178)	(18,952)	(100)
Other operating (income) expense, net	(202)	62	(315)	369
Total expenses	20,125	75,727	36,833	360,856
Income (loss) from operations	26,459	(48,051)	77,570	(276,196)
Other income (expense)
Interest expense, net	(256)	(569)	(387)	(1,653)
Other income (expense), net	2,396	(129)	2,711	5
Total other income (expense)	2,140	(698)	2,324	(1,648)
Income (loss) before income taxes	28,599	(48,749)	79,894	(277,844)
Income tax expense (benefit)	—	—	—	(646)
Net income (loss)	$28,599	$(48,749)	$79,894	$(277,198)
Net income (loss) per share
Basic	$0.78	$(1.36)	$2.20	$(7.78)
Diluted	$0.77	$(1.36)	$2.15	$(7.78)
Weighted average number of common shares outstanding
Basic	36,577	35,783	36,318	35,649
Diluted	36,996	35,783	37,200	35,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2021
Balance at December 31, 2020	35,928	$36	6,734	$88,520	$1,062,220	$(1,022,710)	$128,066
Issuance of stock awards, net of cancellations	6	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	236	—	236
Issuance of common stock for general unsecured claims	201	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	35,043	35,043
Balance at March 31, 2021	36,135	$36	6,981	$88,520	$1,062,437	$(987,667)	$163,326
Issuance of stock awards, net of cancellations	425	1	—	—	(1)	—	—
Stock options exercised and Stock-based compensation	—	—	—	—	584	—	584
Cash paid for tax obligations on vested stock awards	—	—	—	—	(594)	—	(594)
Net income	—	—	—	—		16,252	16,252
Balance at June 30, 2021	36,560	$37	6,981	$88,520	$1,062,426	$(971,415)	$179,568
Stock-based compensation	—	—	—	—	236	—	236
Issuance of stock awards, net of cancellations	114	—	—	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(286)	—	(286)
Net income	—	—	—	—	—	28,599	28,599
Balance at September 30, 2021	36,674	$37	6,981	$88,520	$1,062,376	$(942,816)	$208,117
Nine Months Ended September 30, 2020
Balance at December 31, 2019	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452
Common stock issued for general unsecured claims	38	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	185	—	185
Issuance of warrants for general unsecured claims	—	—	47	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(12,670)	(12,670)
Balance at March 31, 2020	35,810	$36	6,706	$88,520	$1,059,437	$(758,027)	$389,966
Issuance of stock awards, net of cancellations	55	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	583	—	583
Cash paid for tax obligations on vested stock awards	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(215,779)	(215,779)
Balance at June 30, 2020	35,865	36	6,706	88,520	$1,060,019	$(973,806)	$174,769
Issuance of stock awards, net of cancellations	41	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,004	—	2,004
Cash paid for tax obligations on vested stock awards	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	(48,749)	(48,749)
Balance at September 30, 2020	35,906	36	6,706	88,520	$1,061,961	$(1,022,555)	$127,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$79,894	$(277,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for doubtful accounts	(2,329)	469
Depreciation, depletion, and amortization	11,272	51,799
Impairment	—	253,797
Debt issuance costs amortization	57	477
Write off of debt issuance costs	174	—
(Gain) loss on derivative contracts	4,129	(7,168)
Cash received on settlement of derivative contracts	—	11,197
(Gain) loss on sale of assets	(18,952)	(100)
Stock-based compensation	1,036	2,753
Other	107	114
Changes in operating assets and liabilities	(9,073)	(8,784)
Net cash provided by (used in) operating activities	66,315	27,356
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(8,615)	(8,110)
Acquisition of assets	(3,545)	(3,276)
Purchase of other property and equipment	(59)	—
Proceeds from sale of assets	38,086	37,243
Net cash provided by (used in) investing activities	25,867	25,857
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	39,000
Repayments of borrowings	(20,000)	(84,500)
Reduction of financing lease liability	(493)	(977)
Debt issuance costs	(75)	—
Proceeds from exercise of stock options	21	—
Cash paid for tax obligations on vested stock awards	(899)	(63)
Net cash provided by (used in) financing activities	(21,446)	(46,540)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	70,736	6,673
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	28,266	5,968
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$99,002	$12,641
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(168)	$(1,271)
Cash received for income taxes	$—	$616
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$2,169	$683
Right-of-use assets obtained in exchange for financing lease obligations	$960	$67
Carrying value of properties exchanged	$—	$3,890

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

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the 2020 Form 10-K, as well as the items noted below.

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

Going Concern Consideration. The accompanying condensed consolidated financial statements are prepared in accordance with GAAP, as applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Recent Accounting Pronouncements Not Yet Adopted ASU 2020-04. In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting. This ASU provides optional practical expedients and exceptions for applying GAAP provisions to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR"), or other reference rates expected to be discontinued because of reference rate reform, if certain criteria are met. The provisions of this ASU do not apply to contract modifications made and hedging transactions entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in ASU 2020-04 are effective, for all entities, as of March 12, 2020 through December 31, 2022. The Company believes the impact upon adoptions will not have a material impact on the financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses, and other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at September 30, 2021 and December 31, 2020. Additionally, the carrying amount of debt associated with borrowings outstanding under the credit facility dated November 30, 2020 ("New Credit Facility") approximates fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had liabilities classified in Level 2 of the hierarchy as of September 30, 2021 and none as of December 31, 2020 as described below.

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

Fair Value - Recurring Measurement Basis

The Company had liabilities classified in Level 2 of the hierarchy as of September 30, 2021 and no open commodity derivative contracts as of December 31, 2020.

The following table summarize the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2021

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts	$—	$4,129	$—	$—	$4,129
Total	$—	$4,129	$—	$—	$4,129
____________________
(1)    Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine-month periods ended September 30, 2021 and 2020.

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil and natural gas. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil or natural gas production sales through the use of commodity derivative contracts.

The Company has not designated any of its derivative contracts as hedges for accounting purposes. All derivative contracts have been recorded at fair value with changes in derivative contract fair values recognized as a gain or loss on derivative contracts in the condensed consolidated statements of operations. Commodity derivative contracts were settled on a monthly basis, and the commodity derivative contract valuations were adjusted to the mark-to-market valuation on a quarterly basis.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2021, and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Gain) loss on commodity derivative contracts	$4,129	$5,299	$4,129	$(7,168)
Cash (paid) received on settlements	$—	$619	$—	$11,197

Master Netting Agreements and the Right of Offset. As applicable, the Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties.

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions as of September 30, 2021 and no open positions as of December 31, 2020 (in thousands):

September 30, 2021

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$4,129	$—	$4,129	$—	$4,129
Total	$4,129	$—	$4,129	$—	$4,129

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of September 30, 2021, the Company's open derivative contracts consisted of natural gas and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
NGL Price Swaps: October 2021 - February 2022	2,605,000	Gallons	$1.20
Natural Gas Price Swaps: October 2021 - February 2022	1,800,000	MMBtu	$4.07

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts as of September 30, 2021 on a gross basis without regard to same counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	September 30, 2021
Derivative liabilities
NGL price swaps	Derivative Contracts - Current	$819
Natural gas price swaps	Derivative Contracts - Current	3,310
Total net derivative contracts		$4,129

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Oil and natural gas properties
Proved	$1,442,972	$1,463,950
Unproved	12,905	17,964
Total oil and natural gas properties	1,455,877	1,481,914
Less: accumulated depreciation, depletion and impairment	(1,371,123)	(1,375,692)
Net oil and natural gas properties	84,754	106,222

Land	200	200
Electrical infrastructure	121,819	121,819
Other non-oil and natural gas equipment	1,602	1,563
Buildings and structures	3,603	3,603
Financing leases	1,128	1,051
Total	128,352	128,236
Less: accumulated depreciation and amortization	(29,401)	(25,118)
Other property, plant and equipment, net	98,951	103,118
Total property, plant and equipment, net	$183,705	$209,340

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

Calculation of the full cost ceiling test is based on, among other factors, average prices for the trailing twelve-month period determined by reference to the first-day-of-the-month index prices ("SEC Prices") as adjusted for price differentials and other contractual arrangements. The SEC Prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2021 were $57.69 per barrel of oil and $2.94 per Mcf of natural gas, before price differential adjustments.

In the three and nine-month periods ended September 30, 2021, we did not record a full cost ceiling limitation impairment charge.

In the three-month period ended September 30, 2020, the Company recorded a total impairment charge of $44.0 million, which related to the full cost ceiling limitation impairment charge. The Company recorded a total impairment charge of $253.8 million for the nine-month period ended September 30, 2020, which included a full cost ceiling limitation impairment charge of $215.8 million, and an impairment charge of $38.0 million to write down the value of the Company's office headquarters.

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

6. Acquisitions and Divestitures

Overriding Royalty Interest Assets

On April 22, 2021, the Company acquired all of the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price was $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

On September 10, 2020, the Company acquired all of the overriding royalty interest assets of SandRidge Mississippian Trust II. The gross purchase price was $5.3 million (net $3.3 million, given our 37.6% ownership of the Trust).

North Park Basin Sale

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin (“NPB” or “North Park”), in Colorado, for a purchase price of $47 million. The sale closed for net proceeds of $39.7 million in cash, which amounts to the purchase price of $47 million net of effective date to close date adjustments. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $19.7 million gain related to the assets sold. The gain represents net proceeds of $39.7 million coupled with the release of revenues in suspense of $0.5 million and the relief of asset retirement obligations of $6.1 million offset by the reduction of $26.6 million in oil and gas properties related to NPB. The Company recorded a decrease to the sales price of $0.8 million as a result of post-closing adjustments made during the three months ended September 30, 2021. As a result, (Gain) loss on sale of assets decreased to $18.9 million for the nine months ended September 30, 2021.

For the nine-months ended September 30, 2021, NPB represented $3.2 million, or 2.8% of the Company's $114.4 million total consolidated Revenues, NPB represented $0.9 million, or 3.5% of the Company's $26.3 million consolidated Lease

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
operating expense and NPB represented 0.1 MMBoe, or 1.3% of the Company's consolidated total production volumes of 5.1 MMBoe.

For the three-months ended September 30, 2020, NPB represented $7.1 million, or 25.6% of the Company's $27.7 million total consolidated Revenues, NPB represented $1.3 million or 16.4% of the Company's $8.1 million consolidated Lease operating expense, it represented $0.5 million, or 19.9% of the Company's $2.3 million consolidated Production, ad valorem and other taxes and NPB represented 0.2 MMBoe, or 9.9% of the Company's consolidated total production volumes of 2.0 MMBoe.

For the nine-months ended September 30, 2020, NPB represented $24.5 million, or 28.9% of the Company's $84.7 million total consolidated Revenues, NPB represented $7.1 million or 21.9% of the Company's $32.4 million consolidated Lease operating expense, it represented $1.5 million, or 20.9% of the Company's $7.4 million consolidated Production, ad valorem and other taxes and NPB represented 0.8 MMBoe, or 11.1% of the Company's consolidated total production volumes of 6.8 MMBoe.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable and other accrued expenses	$15,907	$23,017
Production payable	22,476	15,367
Payroll and benefits	2,765	5,640
Taxes payable	5,396	6,864
Drilling advances	234	477
Accrued interest	—	61
Total accounts payable and accrued expenses	$46,778	$51,426

8. Long-Term Debt

Credit Facility.

On November 30, 2020 the Company entered into the New Credit Facility of $30.0 million with a related party and affiliate of Icahn Enterprises, as Lender and Icahn Agency Services LLC, as administrative agent. As of September 30, 2021 the Company did not have an outstanding balance and as of December 31, 2020, the Company had a $20.0 million term loan outstanding under the New Credit Facility. The New Credit Facility consisted of a $10.0 million revolving loan facility and a $20 million term loan facility.

On September 2, 2021, the Company repaid its $20.0 million, term loan in full and terminated all commitments and obligations under the New Credit Facility. The Company’s payment to the Lender under the Credit Agreement satisfied all of the Company’s remaining term debt and revolving debt obligations. The Company did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Credit Agreement.

During the three and nine-months ended September 30, 2021, the weighted average interest rate paid for borrowings outstanding under the New Credit Facility was approximately 2.60% and 2.61%, respectively.

During the three and nine-months ended September 30, 2021, the Company paid the Lender, a related party, $0.1 million and $0.4 million, respectively of interest expense which is included on the Interest expense, net line item on the Condensed Consolidated Statement of Operations.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at September 30, 2021 and December 31, 2020. As a result, the Company had no federal or state income tax expense or benefit for the three and nine-month periods ended September 30, 2021 and recorded an insignificant income tax benefit for the year ended December 21, 2020. The benefit is related to previously sequestered alternative minimum tax ("AMT") refund amounts released to the Company during 2020. The Company has no remaining AMT credits to be refunded.

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

As of September 30, 2021, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.8 billion expire during the years 2025 through 2037, while $0.8 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at September 30, 2021 and December 31, 2020.

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

11. Equity

Common Stock, Performance Share Units, and Stock Options. At September 30, 2021, the Company had approximately 250.0 million shares of common stock authorized, 36.7 million shares of common stock, par value $0.001 per share, issued and outstanding. Further, at September 30, 2021, the Company had approximately 0.1 million shares of unvested restricted stock awards, 0.4 million shares of unvested restricted stock units, 0.3 million stock options outstanding, and an immaterial number of unvested performance share units.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Share Repurchase Program. In August 2021, the Company's Board of Directors (the “Board”) approved the initiation of a share repurchase program (the "Program") authorizing the Company to purchase up to an aggregate of $25.0 million of the Company’s common stock beginning as early as August 16, 2021. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at the Company's discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program during the third quarter ended September 30, 2021.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021.

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

12. Revenues

The following table disaggregates the Company’s revenue by source for the three and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Oil	$15,198	$17,071	$45,412	$57,279
NGL	14,863	4,983	34,344	12,508
Natural gas	16,523	5,493	34,647	14,347
Other	—	129	—	526
Total revenues	$46,584	$27,676	$114,403	$84,660

Oil, natural gas and NGL revenues. A majority of the Company’s revenues come from the sale of oil, natural gas and NGLs and are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck. As the Company’s customers obtain control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross basis.

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of September 30, 2021, and December 31, 2020, the

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Company had revenues receivable of $19.0 million and $12.8 million, respectively, and did not record any bad debt expense on revenues receivable during the three and nine-month periods ended September 30, 2021 and 2020.

13. Employee Termination Benefits

During the three-month period ended September 30, 2021, no employees received termination benefits. Certain employees received termination benefits including cash severance and accelerated share-based compensation upon separation of service from the Company as a result of the sale of North Park assets and other employee terminations during the nine-month period ended September 30, 2021 and as a result of a reduction in workforce during the three and nine-month periods ended September 30, 2020. The following tables presents a summary of employee termination benefits for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Cash	Share-Based Compensation (1)	Number of Shares	Total Employee Termination Benefits
Three Months Ended September 30, 2021
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	—	—	—	—
	$—	$—	—	$—
Three Months Ended September 30, 2020
Executive Employee Termination Benefits	$1,005	$1,784	159	$2,789
Other Employee Termination Benefits	395	—	—	395
	$1,400	$1,784	159	$3,184
Nine Months Ended September 30, 2021
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	32	17	—	49
	$32	$17	—	$49
Nine Months Ended September 30, 2020
Executive Employee Termination Benefits	$1,009	$1,784	159	$2,793
Other Employee Termination Benefits	5,598	40	4	5,638
	$6,607	$1,824	163	$8,431

____________________
(1)    Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the sale of the North Park assets for the nine-month period ended September 30, 2021 and as a result of the reduction in workforce for the three and nine-month periods ended September 30, 2020. The remaining unrecognized compensation expense associated with these awards at the date of termination was recorded as employee termination benefits. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards. One share of the Company’s common stock was issued per restricted stock award.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
14. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2021
Basic earnings per share	$28,599	36,577	$0.78
Effect of dilutive securities
Restricted stock units	—	343
Restricted stock awards	—	28
Performance share units (1)	—	—
Warrants	—	—
Stock options	—	48
Diluted earnings share (2)	$28,599	36,996	$0.77
Three Months Ended September 30, 2020
Basic loss per share	$(48,749)	35,783	$(1.36)
Effect of dilutive securities
Restricted stock awards	—	—
Performance share units	—	—
Warrants	—	—
Stock options	—	—
Diluted loss per share (3)	$(48,749)	35,783	$(1.36)
Nine Months Ended September 30, 2021
Basic earnings per share	$79,894	36,318	$2.20
Effect of dilutive securities
Restricted stock units	—	787
Restricted stock awards	—	54
Performance share units (1)	—	—
Warrants	—	—
Stock options	—	41
Diluted earnings per share (2)	$79,894	37,200	$2.15
Nine Months Ended September 30, 2020
Basic loss per share	$(277,198)	35,649	$(7.78)
Effect of dilutive securities
Restricted stock awards	—	—
Performance share units	—	—
Warrants	—	—
Stock options	—	—
Diluted loss per share (3)	$(277,198)	35,649	$(7.78)
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units and restricted stock awards were included for the three and nine-month periods ended September 30, 2021 as their effect was dilutive under the treasury stock method.
(3)No incremental shares of potentially dilutive restricted stock awards, performance share units, warrants or stock options were included for the three and nine-month periods ended September 30, 2020, as their effect was antidilutive under the treasury stock method.

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

The financial information with respect to the three and nine-month periods ended September 30, 2021, and 2020, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent ("Mid-Con"). Prior to February 5, 2021, we held assets in the North Park Basin ("NPB" or “North Park") of Colorado, which have been sold in their entirety.

The chart below shows production by product for the three and nine-month periods ended September 30, 2021 and 2020:

Production (MBoe)
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
1,722
951
552
219
2,048
948
646
454
5,096
2,676
1,686
734
6,765
3,013
2,096
1,656
1,722
951
552
219
1,845
948
645
252
5,029
2,676
1,686
667
6,013
3,013
2,096
904
Q3'21 (1)
Q3'20 (2)
YTD'21 (1)
YTD'20 (2)
MID-CON Q3'21
MID-CON Q3'20
MID-CON YTD'21
MID-CON YTD'20
Oil
NGL
Natural Gas
Oil - Mid-Con
NGL - Mid-Con
Natural Gas - Mid-Con

(1)For the three-months ended September 30, 2021, there was no NPB oil production as a result of the sale. For the nine-months ended September 30, 2021, NPB had 67 MBoe of oil production.

(2)For the three and nine-months ended September 30, 2020, NPB had 203 MBoe and 752 MBoe, respectively of oil production.

Total production for the three-month periods ended September 30, 2021 and September 30, 2020 were comprised of approximately 12.7% oil, 55.2% natural gas and 32.1% NGLs compared to 22.2% oil, 46.3% natural gas and 31.5% NGLs, respectively.

Total production for the nine-month periods ended September 30, 2021 and September 30, 2020 were comprised of approximately 14.4% oil, 52.5% natural gas and 33.1% NGLs compared to 24.5% oil, 44.5% natural gas and 31.0% NGLs, respectively.

Mid-Continent total production for the three and nine-month periods ended September 30, 2021 and 2020 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil	12.7%	13.6%	13.3%	15.0%
NGL	32.1%	35.0%	33.5%	34.9%
Natural gas	55.2%	51.4%	53.2%	50.1%
Total	100.0%	100.0%	100.0%	100.0%

Recent Events

•On September 2, 2021, we repaid our $20.0 million term loan in full and terminated all commitments and obligations under the New Credit Facility. Our repayment of the term loan satisfied all of our remaining term debt and revolving debt obligations.

•In August 2021, our Board of Directors (the “Board”) approved the initiation of a share repurchase program (the "Program") authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. We did not repurchase any common stock under the Program during the third quarter ended September 30, 2021.

Outlook

Throughout 2021, we have focused, and will continue to focus, on maximizing free cash flow through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation. This combination includes limiting our capital projects to projects we believe will provide high rates of return in the current commodity price environment. Given our levels of capital expenditures in 2020 and 2021, our oil, natural gas and NGL production has declined and may continue to decline prospectively. However, wells brought back online during the period, as well as potential future well reactivations may partially offset the natural decline of our base production. We may consider further expanding our capital program after assessing all factors, including commodity prices. We will also continue our pursuit of acquisitions and business combinations which provide high margin properties with attractive returns at current commodity prices.

As the impact of the COVID-19 lessens, demand for commodities is continuing to rise to pre-pandemic levels with United States commodities inventory being below five-year average levels. The continued demand with the noted lower inventory levels have led to favorable commodity prices during the quarter ended September 30, 2021. However, the spread of COVID-19 variants and the effectiveness of the vaccines against these variants are significant risk factors to a full and sustained recovery. If the vaccines currently available are not effective against COVID-19 or its other variants, we may have to rely on mobility and activity restrictions to mitigate the spread, which could lead to reduced demand for certain products.

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

	Three month periods ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
NYMEX Oil (per Bbl)	$70.59	$66.18	$58.09	$42.58	$40.92
NYMEX Natural gas (per MMBtu)	$4.32	$2.98	$2.72	$2.76	$2.12

In order to reduce our exposure to price fluctuations, from time to time we enter into commodity derivative contracts for a portion of our anticipated future oil and natural gas production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil and natural gas. Conversely, during periods of declining oil and natural gas market prices, our commodity derivative contracts may partially offset declining revenues and cash flow to the extent strike prices for our contracts are above market prices at the time of settlement.

Revenues

Consolidated revenues for the three and nine-month periods ended September 30, 2021, and 2020 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil	$15,198	$17,071	$45,412	$57,279
NGL	14,863	4,983	34,344	12,508
Natural gas	16,523	5,493	34,647	14,347
Other	—	129	—	526
Total revenues (1)	$46,584	$27,676	$114,403	$84,660

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three and nine-month periods ended September 30, 2021, and 2020 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Production data
Oil (MBbls)	219	454	734	1,656
NGL (MBbls)	552	646	1,686	2,096
Natural gas (MMcf)	5,710	5,686	16,059	18,078
Total volumes (MBoe)	1,722	2,048	5,096	6,765
Average daily total volumes (MBoe/d)	18.7	22.3	18.7	24.7
Average prices—as reported (1)
Oil (per Bbl)	$69.40	$37.60	$61.87	$34.59
NGL (per Bbl)	$26.93	$7.71	$20.37	$5.97
Natural gas (per Mcf)	$2.89	$0.97	$2.16	$0.79
Total (per Boe)	$27.06	$13.45	$22.45	$12.44
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$69.40	$37.60	$61.87	$40.59
NGL (per Bbl)	$26.93	$7.71	$20.37	$5.97
Natural gas (per Mcf)	$2.89	$1.07	$2.16	$0.86
Total (per Boe)	$27.06	$13.76	$22.45	$14.09
__________________
(1)Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlement.

The table below presents production by area of operation for the three and nine-month periods ended September 30, 2021, and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mid-Continent	1,722	100.0%	1,845	90.1%	5,029	98.7%	6,013	88.9%
North Park Basin	—	—%	203	9.9%	67	1.3%	752	11.1%
Total	1,722	100.0%	2,048	100.0%	5,096	100.0%	6,765	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and nine-month periods ended September 30, 2021, and 2020 are shown in the table below (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
2020 oil, natural gas and NGL revenues	$27,547	$84,134
Change due to production volumes	(8,819)	(37,471)
Change due to average prices	27,856	67,740
2021 oil, natural gas and NGL revenues	$46,584	$114,403

Revenues from oil, natural gas and NGL sales increased $19.0 million or 69.1% for the three-months ended September 30, 2021 as compared to the three-months ended September 30, 2020. Revenues from oil, natural gas and NGL sales increased

$30.3 million or 36.0% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Revenue for the three and nine months ended has increased primarily due to increased oil, natural gas and NGL realized prices primarily as a result of increased economic activity and recovery from the COVID-19 pandemic and the related increase in energy demand, in addition to a contraction of differentials on realized commodity prices offset by a slight decrease in oil revenue due to lower production as a result of the sale of NPB. These increases were partially offset by an overall decline in production due to the natural declines in our existing producing wells and divestiture of the NPB properties.

Mid-Continent and North Park revenues for the three and nine-month periods ended September 30, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of Total	$	% of Total	$	% of Total	$	% of Total
Mid-Continent	$46,584	100.0%	$20,464	74.3%	$111,233	97.2%	$59,665	70.9%
North Park	$—	—%	$7,083	25.7%	$3,170	2.8%	$24,469	29.1%

See "Item 1A—Risk Factors" included in our 2020 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Lease operating expenses	$9,080	$8,069	$26,266	$32,409
Production, ad valorem, and other taxes	2,219	2,333	6,929	7,386
Depreciation and depletion—oil and natural gas	2,092	7,525	6,790	45,728
Depreciation and amortization—other	1,513	1,698	4,482	6,071
Total operating expenses	$14,904	$19,625	$44,467	$91,594

Lease operating expenses ($/Boe)	$5.27	$3.94	$5.15	$4.79
Production, ad valorem, and other taxes ($/Boe)	$1.29	$1.14	$1.36	$1.09
Depreciation and depletion—oil and natural gas ($/Boe)	$1.22	$3.67	$1.33	$6.76
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	4.8%	8.5%	6.1%	8.8%

Lease operating expenses increased by $1.0 million or $1.33/Boe for the three-months ended September 30, 2021, as compared to the three-months ended September 30, 2020. The increase was the result of reactivating wells that are now considered economic due to increased commodity prices. Lease operating expenses decreased by $6.1 million or $0.36/Boe for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. These decreases primarily resulted from field personnel reductions in force, the sale of NPB and other cost reduction efforts.

Production, ad valorem, and other taxes for the three and nine-months ended September 30, 2021 decreased primarily due to a decline in ad valorem taxes due to the sale of NPB in Colorado and a change in estimate for the last ad valorem tax payment related to NPB partially offset by an increase in production taxes due to an increase in revenues as discussed above. Further, they have decreased as a percentage of oil, natural gas, and NGL revenue for the three and nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to the change in estimate for ad valorem taxes.

The average depreciation and depletion rate for our oil and natural gas properties for the three-months ended September 30, 2021 decreased by $2.46/Boe from the three-months ended September 30, 2020. The average depreciation and depletion rate for our oil and natural gas properties for the nine-months ended September 30, 2021 decreased by $5.43/Boe from the nine-months ended September 30, 2020. These decreases are primarily due to the sale of the North Park Basin properties and full cost ceiling test impairments recorded during 2020, which lowered the net cost basis of our oil and gas properties significantly.

Impairment

We did not record a full cost ceiling limitation impairment during the three and nine-months ended September 30, 2021. In the three-month period ended September 30, 2020, we recorded a total impairment charge of $44.0 million. In the nine-month period ended September 30, 2020, we recorded a total impairment charge of $253.8 million, which included a full cost ceiling limitation impairment charge of $215.8 million, and an impairment charge of $38.0 million to write down the value of our office headquarters to its estimated fair value less estimated costs to sell the building. The ceiling limitation impairment charges recorded in the three and nine-month periods ended September 30, 2020, resulted from various factors including a decrease in the trailing twelve-month weighted average natural gas price in 2020.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC Prices as adjusted for price differentials and other contractual arrangements. The SEC Prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2021 were $57.69 per barrel of oil and $2.94 per Mcf of natural gas, before price differential adjustments.

Based on the SEC Prices over the trailing eleven months ended November 1, 2021, as well as one month of NYMEX strip pricing for December of 2021 as of November 1, 2021, we anticipate the SEC Prices utilized in the December 31, 2021 full cost ceiling test may be $67.97 per barrel of oil and $3.64 per Mcf of natural gas, (the "estimated year-end prices"). Applying these estimated year-end prices, and holding all other inputs constant to those used in the calculation of our September 30, 2021 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the year-end of 2021.

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

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the three and nine-month periods ended September 30, 2021, and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
General and administrative	$2,229	$2,493	$6,841	$12,290
Restructuring expenses	(1,696)	1,199	614	1,643
Employee termination benefits	—	3,184	49	8,431
(Gain) loss on derivative contracts	4,129	5,299	4,129	(7,168)
(Gain) loss on sale of assets	761	(178)	(18,952)	(100)
Other operating (income) expense	(202)	62	(315)	369
Total non-operating expenses	$5,221	$12,059	$(7,634)	$15,465

General and administrative expenses decreased by $0.3 million for the three-months ended September 30, 2021, compared to the same period in 2020. The decrease related to lower salaries and wages as a result of reductions in personnel costs. General and administrative expenses decreased by $5.4 million for the nine months ended September 30, 2021, compared to the same period in 2020. These decreases resulted primarily from a reduction in compensation related costs after completing reductions in force during 2020, significant reductions in information technology and software costs and overhead related to our previously held corporate headquarters building and other cost reduction efforts. Part of the decrease is also due to reductions in professional costs such as legal expenses, audit fees and consulting services. General and administrative expenses for the first nine months of 2021 were impacted by a legal retainer refund related to prior periods.

Restructuring expenses represent fees and costs associated with the 2016 bankruptcy and exit from NPB in Colorado. Restructuring expenses decreased by $2.9 million for the three-months ended September 30, 2021, compared to the same period in 2020. Restructuring expenses decreased by $1.0 million for the nine months ended September 30, 2021, compared to the same period in 2020. These decreases are primarily related to previously accrued expenses for the 2016 Bankruptcy that were removed as a result of the notice of completion of final distribution being filed in the United States Bankruptcy Court for the Southern District of Texas on July 26, 2021.

Employee termination benefits for the three and nine-month periods ended September 30, 2021 and 2020 include cash and share-based severance costs incurred for the reduction in force, sale of NPB and other employee terminations in the relevant periods. See “Note 13 - Employee Termination Benefits” in the accompanying unaudited condensed consolidated financial statements for additional discussion of these expenses.

(Gain) loss on sale of assets decreased by $0.9 million for the three-months ended September 30, 2021, compared to the same period in 2020. The decrease primarily relates to a reduction to the NPB sales price as a result of post-closing adjustments. (Gain) loss on sale of assets increased by $18.9 million for the nine months ended September 30, 2021, compared to the same period in 2020. The increase is directly related to the gain on sale for the sale of NPB assets in Colorado in February 2021.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2021, and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Gain) loss on commodity derivative contracts	$4,129	$5,299	$4,129	$(7,168)
Cash received (paid) on settlements	$—	$619	$—	$11,197

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

Other Income (Expense)

Our other income (expense) for the three and nine-month periods ended September 30, 2021, and 2020 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other income (expense)
Interest expense, net	$(256)	$(569)	$(387)	$(1,653)
Other income (expense), net	2,396	(129)	2,711	5
Total other income (expense)	$2,140	$(698)	$2,324	$(1,648)

Interest expense incurred during the three and nine-month periods ended September 30, 2021 is primarily comprised of interest paid on the New Credit Facility. The New Credit Facility has been fully repaid and terminated as of September 2, 2021. As a result of the termination of the New Credit Facility, $0.2 million of deferred financing costs were expensed to Interest expense. Interest expense incurred during the three and nine-month periods ended September 30, 2020 is primarily comprised of interest and fees paid on the prior credit facility that was terminated on November 30, 2020. Interest expense is net of amounts capitalized.

The Other income (expense), net line item for the three and nine-month periods ended September 30, 2021 includes the removal of an allowance for doubtful accounts recorded for the year ended December 31, 2020 as a result of management determining the receivable from a government agency is collectible.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents, including restricted cash, of $99.0 million. The New Credit Facility was terminated, as discussed below. See "Note 8—Long-Term Debt" to the accompanying condensed consolidated financial statements in Item 1 of this Quarterly Report. As of November 5, 2021, we had approximately $115.8 million of cash on hand, including restricted cash. For the next twelve months, we expect to have ample liquidity with cash on hand and cash from operations.

On September 2, 2021, we repaid our $20.0 million term loan in full and terminated all commitments and obligations under the New Credit Facility, between us, as Borrower, IEP Energy Holding LLC, as Lender, and Icahn Agency Services LLC, as Administrative Agent. Our payment to the Lender under the Credit Agreement satisfied all of our term debt and revolving debt obligations. We did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Credit Agreement.

In August 2021, our Board approved the initiation of a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. We did not repurchase any common stock under the Program during the third quarter ended September 30, 2021.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Our working capital increased to $62.1 million at September 30, 2021, compared to a deficit of $18.1 million at December 31, 2020, the positive impact on working capital resulted primarily from an increase in cash and cash equivalents at September 30, 2021 as a result of proceeds from the sale of NPB and cash flows from operations. In addition, accounts payable and accrued liabilities decreased due to our continuous cost reduction efforts, the sale of NPB and the timing of payments.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the nine-month periods ended September 30, 2021, and 2020 are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in ) operating activities	$66,315	$27,356
Cash flows provided by (used in) investing activities	25,867	25,857
Cash flows provided by (used in) financing activities	(21,446)	(46,540)
Net increase (decrease) in cash and cash equivalents	$70,736	$6,673

Cash Flows from Operating Activities

The $39.0 million increase in operating cash flows for the nine-month period ended September 30, 2021 compared to the same period in 2020, is primarily due to the increases in revenues as a result of improved commodity prices as discussed above and reductions in expenses due to our cost reduction efforts partially offset by the gain on sale of assets primarily related to NPB.

Cash Flows from Investing Activities

Our cash flows provided in investing activities during the nine-month period ended September 30, 2021 reflects $38.1 million of net cash proceeds from the sale of assets offset primarily by capital expenditures of $8.6 million and acquisition of overriding royalty interests for $3.6 million. See "Note 6—Acquisitions and Divestitures" to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

During the nine-month period ended September 30, 2020, cash flows provided in investing activities primarily reflects $35.4 million net cash proceeds from the sale of the corporate office building offset by cash payments made for capital expenditures and of acquisition of overriding royalty interests for $3.3 million.

Capital expenditures for the nine-month periods ended September 30, 2021, and 2020 are summarized below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Capital Expenditures
Drilling, completion and capital workovers	$6,374	$3,306
Leasehold and geophysical	467	896
Capital expenditures, excluding acquisitions (on an accrual basis)	6,841	4,202
Acquisitions	3,604	3,276
Capital expenditures, including acquisitions	10,445	7,478
Change in capital accruals	1,774	3,908
Total cash paid for capital expenditures	$12,219	$11,386

Cash Flows from Financing Activities

Cash used in financing activities for the nine-month period ended September 30, 2021 consisted primarily of repayments of borrowings under the New Credit Facility of $20.0 million, finance lease payments of $0.5 million and cash paid for tax obligations on vested stock awards of $0.9 million.

Cash used by financing activities for the nine-month period ended September 30, 2020 consisted primarily of repayments of borrowings under the credit facility of $84.5 million, finance lease payments of $1.0 million and cash paid for tax obligations on vested stock awards of $0.1 million partially offset by borrowings of $39.0 million.

Indebtedness

See “Note 8—Long-Term Debt” to the accompanying unaudited condensed consolidated financial statements for additional discussion of our debt at September 30, 2021 and December 31, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2021, our contractual obligations included asset retirement obligations, short-term leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2020 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2021.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we use to manage commodity prices. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon our view of opportunities under the then-prevailing current market conditions, we enter into commodity derivative contracts for a portion of our anticipated production volumes for the purpose of reducing the impact of the variability of oil and natural gas prices.

We may use a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At September 30, 2021, the Company's open derivative contracts consisted of natural gas and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
NGL Price Swaps: October 2021 - February 2022	2,605,000	Gallons	$1.20
Natural Gas Price Swaps: October 2021 - February 2022	1,800,000	MMBtu	$4.07

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

The following table summarizes derivative activity for the three-and nine-month periods ended September 30, 2021, and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Gain) loss on commodity derivative contracts	$4,129	$5,299	$4,129	$(7,168)
Cash received (paid) on settlements	$—	$619	$—	$11,197

See “Note 3 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Credit Risk. As applicable, we are exposed to credit risk related to counterparties to our derivative financial contracts. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of our derivative transactions have had an “investment grade” credit rating. We have monitored the credit ratings of our derivative counterparties and considered our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts have historically been with multiple counterparties to minimize exposure to any individual counterparty, and in addition our counterparties have been large financial institutions.

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with our derivative contract counterparties, which allows us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Therefore, we are not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. We are not exposed to interest rate risk as of September 30, 2021.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 9—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company during the three-month period ended September 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
July 1, 2021 - July 31, 2021	2,431	$6.30	N/A	N/A
August 1, 2021 - August 31, 2021	33,032	$8.20	N/A	N/A
September 1, 2021 - September 30, 2021	—	$—	N/A	N/A
Total	35,463		—
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

SandRidge Energy, Inc.

Date: November 10, 2021	By:	/s/ Salah Gamoudi
Salah Gamoudi Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)