Form 10-K
period 2021-12-31
SANDRIDGE ENERGY INC
filed 2022-03-10
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The aggregate market value of our common stock held by non-affiliates on June 30, 2021 was approximately $195.5 million based on the closing price as quoted on the New York Stock Exchange. As of March 3, 2022, there were 36,696,519 shares of our common stock outstanding.

Auditor Firm ID:	34	Auditor Name:	DELOITTE & TOUCHE LLP	Auditor Location:	Houston, TX

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2021, are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2021 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary. In addition, the following is a description of the meanings of certain terms used in this report.

2017 Credit Facility. Senior credit facility dated February 10, 2017, as subsequently amended.

2020 Credit Facility. Credit facility dated November 30, 2020.

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
Bcf. Billion cubic feet of natural gas.
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2021 of $66.56/Bbl for oil and $3.60/Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 22 to 1, even though the ratio for determining energy equivalency is 6 to 1.
Boe/d. Boe per day.
Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Ceiling limitation. Present value of future net revenues from proved oil, natural gas and natural gas liquids ("NGL") reserves, discounted at 10% per annum, plus the lower of cost or fair value of unproved properties, plus estimated salvage value, less related tax effects.

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

North Park Basin. NPB or North Park.

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

Standardized measure or standardized measure of discounted future net cash flows. The present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs and future income tax expenses and costs as of the date of estimation without future escalation and without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized Measure differs from PV-10 because Standardized Measure includes the effect of future income taxes on future net revenues.

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
US GAAP. United States Generally Accepted Accounting Principles.
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
•our ability to execute our growth strategy by drilling wells as planned or other methods;
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
•potential elimination or limitation of tax incentives or tax losses and/or reduction of Net Operating Loss Carryforwards ("NOLs");
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
•the need to protect and maintain the integrity of our Information Technology ("IT") systems and processes from vulnerabilities.

PART I

Item 1.    Business

GENERAL

We are an independent oil and natural gas company, organized in 2006, with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent. Prior to February 5, 2021, we held assets in the North Park Basin of Colorado, which have been sold in their entirety.

As of December 31, 2021, we had an interest in 1,442 gross (817.0 net) producing wells, approximately 947 of which we operate, and approximately 551,000 gross (368,000 net) total acres under lease. As of December 31, 2021, we had no rigs drilling. Total estimated proved reserves as of December 31, 2021, were 71.3 MMBoe, of which 100% were proved developed.

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

Our Business Strategy

The Company’s primary strategic focus is to grow the cash value and generation capability of our asset base in a safe, responsible and efficient manner, and will seek to use our net operating loss carry forwards to minimize income taxes and maximize cash flow. We will continue to exercise financial discipline and prudent capital allocation to projects we believe provide a high rate of return in the current commodity price environment, and will remain vigilant and maintain optionality for opportunistic, value-accretive acquisitions and business combinations.

PRIMARY BUSINESS OPERATIONS

A comparative discussion of our 2020 to 2019 operating results can be found in Item 1 “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021.

Our primary operations are the development and acquisition of hydrocarbon resources. The following table presents information concerning our operations as of December 31, 2021.

	Estimated Proved Reserves (MMBoe) (1)	Daily Production (MBoe/d)(2)	Reserves/ Production (Years)(3)	Gross Acreage	Net Acreage	Capital Expenditures (In millions) (4)
Geographic Area
Mid-Continent	71.3	18.5	10.6	551,000	368,000	$14.4
____________________
(1)    Estimated proved reserves were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown on page 11 below.
(2) Average daily net production for the month of December 2021.
(3)    Estimated proved reserves as of December 31, 2021 divided by average daily net production for the month of December 2021, annualized.
(4)    Capital expenditures for the year ended December 31, 2021, on an accrual basis and including acquisitions.
Properties

Mid-Continent

We held interests in approximately 551,000 gross (368,000 net) leasehold acres located in Oklahoma and Kansas at December 31, 2021. Associated proved reserves at December 31, 2021 totaled 71.3 MMBoe, 100.0% of which were proved developed reserves. Our interests in the Mid-Continent as of December 31, 2021 included 1,442 gross (817.0 net) producing wells with an average working interest of 56.7%. The interests are largely aggregated across the Mississippian Lime, Meramec and Osage formations. The Mississippian Lime formation is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and southern Kansas. The top of this formation is encountered between approximately 4,000 and 7,000 feet and stratigraphically between various formations of Pennsylvanian age and the Devonian-aged Woodford Shale formation. The Mississippian formation is approximately 350 to 650 feet in gross thickness across our lease position and has targeted porosity zone(s) ranging between 20 and 150 feet in thickness. The Meramec and Osage Formations are Mississippian in age, lying above the Woodford Shale and below Chester formations. The Meramec is composed of interbedded shales, sands, and carbonates while the Osage is composed of low porosity, fractured limestone and chert. The top of these target formations ranges in depth from about 5,800 feet at the northern edge of the basin to greater than 14,000 feet toward the interior of the basin. Meramec formation thickness ranges from about 50 feet to over 400 feet and the Osage formation thickness ranges from about 450 to 1,400 feet. The Woodford Shale is the primary hydrocarbon source for both the Meramec and Osage. During 2021, we did not have any drilling activity.

North Park Basin

On February 5, 2021, we sold all of our oil and natural gas properties and related assets of the North Park Basin ("NPB") in Colorado for a purchase price of $47 million in cash. Net proceeds were $39.7 million in cash as a result of customary effective date adjustments and a $0.8 million post-close adjustment made during the second half of the year. The sale resulted in a $18.9 million gain after the post-close adjustment.

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

Preparation of Reserves Estimates

Over 96% of the proved oil, natural gas and NGL reserves disclosed in this report are based on reserve estimates determined and prepared by independent reserve engineers primarily using decline curve analysis to determine the reserves of individual producing wells. A small portion of the proved reserves disclosed in this report were determined by internal reserve engineers. To establish reasonable certainty with respect to our estimated proved reserves, the independent and internal reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used to estimate our proved reserves include, but are not limited to, well logs, geological maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. This data was reviewed by various levels of management for accuracy before consultation with independent reserve engineers. This consultation included review of properties, assumptions and available data. Internal reserve estimates were compared to those prepared by independent reserve engineers to test the estimates and conclusions before the reserves were included in this report. The accuracy of the reserve estimates is dependent on many factors, including the following:

•the quality and quantity of available data and the engineering and geological interpretation of that data;
•estimates regarding the amount and timing of future costs, which could vary considerably from actual costs;
•the accuracy of economic assumptions; and
•the judgment of the personnel preparing the estimates.

The Reservoir Engineering Supervisor serves as the primary technical professional providing oversight of our reserve estimate. The reserve engineers and third party engineering consultants monitor well performance and make reserve estimate adjustments as necessary to ensure the most current information is reflected.

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
•ensuring the information provided by other departments within the Company such as Accounting is accurate and complete;
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

SandRidge’s reserve engineers and the Reservoir Engineering Supervisor works closely with independent petroleum consultants at each fiscal year end to ensure the integrity, accuracy and timeliness of annual independent reserves estimates. These independently developed reserves estimates are presented to the audit committee. In addition to reviewing the independently developed reserve reports, the audit committee also periodically meets with the independent petroleum consultants that prepare estimates of proved reserves.

The percentage of total proved reserves prepared by each of the independent petroleum consultants is shown in the table below.

	December 31,
	2021	2020
Cawley, Gillespie & Associates, Inc.	96.2%	73.6%
Ryder Scott Company, L.P. (1)	—%	17.9%
Total	96.2%	91.5%
(1)Subsequent to the sale of NPB properties, Ryder Scott no longer provides engineering services on reserves.

The remaining 3.8% and 8.5% of estimated proved reserves as of December 31, 2021 and 2020, respectively, were based on internally prepared estimates, primarily for the Mid-Continent area.

A copy of the report issued by our independent reserve consultant with respect to our oil, natural gas and NGL reserves as of December 31, 2021 is filed with this report as Exhibit 99.1. Cawley, Gillespie & Associates prepared reserves for our Mid-Continent properties located in Kansas and Oklahoma as of December 31, 2021.

The qualifications of the technical personnel at Cawley, Gillespie & Associates, Inc. primarily responsible for overseeing the firm’s preparation of the Company’s reserves estimates included in this report are set forth below. These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Cawley, Gillespie & Associates, Inc.:
•more than 25 years of practical experience in the estimation and evaluation of petroleum reserves;
•a registered professional engineer in the state of Texas; and
•Bachelor of Science Degree in Petroleum Engineering.

Reporting of Natural Gas Liquids

NGLs are recovered through further processing of a portion of our natural gas production stream. At December 31, 2021, NGLs comprised approximately 34% of total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where we have contracts in place for the extraction and sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels based on a conversion rate of 42 gallons per barrel. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. The amount of NGLs extracted from produced gas can vary with individual component prices and we have limited direct control over the extent to which NGLs are extracted from our natural gas, particularly light-end components such as ethane. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2021 and 2020 approximately 96% and over 90%, respectively, of which were prepared by independent reserve engineers. The reserve reports were based on our drilling schedule at the time year-end reserve estimates were prepared.

See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	December 31,
	2021	2020
Estimated Proved Reserves (1)
Developed
Oil (MMBbls)	7.9	8.5
NGL (MMBbls)	24.3	11.2
Natural gas (Bcf)	234.7	102.9
Total proved developed (MMBoe)	71.3	36.9
Undeveloped
Oil (MMBbls)	—	—
NGL (MMBbls)	—	—
Natural gas (Bcf)	—	—
Total proved undeveloped (MMBoe)	—	—
Total Proved
Oil (MMBbls)	7.9	8.5
NGL (MMBbls)	24.3	11.2
Natural gas (Bcf)	234.7	102.9
Total proved (MMBoe)	71.3	36.9
Standardized Measure of Discounted Net Cash Flows (in millions) (2)	$432.9	$105.0
PV-10 (in millions) (3)	$432.9	$105.0
____________________
(1)    Estimated proved reserves, PV-10 and Standardized Measure were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. For 2021, the estimated proved reserves include Mid-Continent only. For 2020, the estimated proved reserves include Mid-Continent and NPB.

The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown in the table below:

	Index prices (a)		Weighted average wellhead prices (b) (c)
	Oil (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2021	$66.56	$3.60	$64.95	$19.26	$2.56
December 31, 2020	$39.57	$1.99	$36.54	$6.40	$0.87
____________________
(a)    Index prices are based on average WTI Cushing spot prices for oil and average Henry Hub spot market prices for natural gas. These are SEC prices calculated by using trailing 12 month average from the first trading day close of each calendar month.
(b)    Average adjusted volume-weighted wellhead product prices reflect adjustments for transportation, quality, gravity, regional price differentials and excludes any impact of derivatives.
(c)    For 2021, the estimated proved reserves include Mid-Continent only. For 2020, the estimated proved reserves include Mid-Continent and NPB.

(2)    Standardized Measure differs from PV-10 as standardized measure includes the effect of future income taxes. At December 31, 2021 and 2020 there was no difference between the standardized measure and PV-10 due to an excess of tax basis in oil and natural gas properties over projected undiscounted future cash flows from our proved reserves.

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

The following table provides a reconciliation of our Standardized Measure to PV-10:

	December 31,
	2021	2020
	(In millions)
Standardized Measure of Discounted Net Cash Flows	$432.9	$105.0
Present value of future income tax discounted at 10%	—	—
PV-10	$432.9	$105.0

Proved Reserves - Mid-Continent. Proved reserves increased from 33.4 MMBoe at December 31, 2020 to 71.3 MMBoe at December 31, 2021, primarily as a result of positive revisions of 27.3 MMBoe associated with the increase in year-end SEC commodity prices for oil and natural gas, 13.6 MMBoe associated with reduction in expenses and other commercial improvements, 3.7 MMBoe related to a well reactivation program, and purchases of 1.4 MMBoe of proved reserves. The Company also recorded 2021 production totaling 6.7 MMBoe and a decrease of 1.4 MMBoe attributable to well shut-ins, sales and other revisions.

Proved Reserves - North Park Basin. Proved reserves in the North Park Basin decreased from 3.5 MMBoe at December 31, 2020 to 0 MMBoe at December 31, 2021, as the result of the sale of 3.4 MMBoe of proved reserves and 2021 production totaling 0.1 MMBoe.

Proved Undeveloped Reserves.

There were no proved undeveloped reserves at December 31, 2021 and 2020.

For additional information regarding changes in proved reserves during each of the two years ended December 31, 2021 and 2020 see “Note 21—Supplemental Information on Oil and Natural Gas Producing Activities” to the accompanying consolidated financial statements in Item 8 of this report.

Production and Price History

The following table includes information regarding our net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated. For the years ended December 31, 2021 and 2020, NPB had 67 MBoe and 940 MBoe of oil production, respectively.

	Year Ended December 31,
	2021	2020
Production data (in thousands)
Oil (MBbls)	957	2,084
NGL (MBbls)	2,267	2,694
Natural gas (MMcf)	21,417	23,552
Total volumes (MBoe)	6,793	8,703
Average daily total volumes (MBoe/d)	18.6	23.8
Average prices—as reported (1)
Oil (per Bbl)	$65.10	$35.33
NGL (per Bbl)	$22.42	$6.67
Natural gas (per Mcf)	$2.60	$0.97
Total (per Boe)	$24.86	$13.15
Expenses per Boe
Production costs (2)	$5.30	$4.99
__________________
(1)Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.
(2)Represents production costs per Boe excluding production and ad valorem taxes.

Productive Wells

The following table presents the number of productive wells in which we owned a working interest at December 31, 2021. We operate substantially all of our net wells. Productive wells consist of wells that are currently producing hydrocarbons. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of the fractional working interests owned in gross wells. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	1,121	615	321	202	1,442	817

Drilling Activity

During the years ended December 31, 2021 and 2020, there were no operated wells drilled. There were no third-party rigs drilling on our operated acreage at December 31, 2021 or any wells awaiting completion.

Developed and Undeveloped Acreage

The following table presents information regarding our developed and undeveloped acreage at December 31, 2021. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	465,449	338,684	85,583	29,802

Less than 10% of the leases included in the undeveloped acreage above will expire at the end of their respective primary terms. To prevent expiration, we may exercise our contractual rights to extend the terms of leases we value or may establish production from the leasehold acreage prior to expiration, which would keep the lease from expiring until production has ceased.

As of December 31, 2021, the gross and net acres subject to leases in the undeveloped acreage above are set to expire as follows:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2022	2,120	1,622
December 31, 2023	—	—
December 31, 2024	566	339
December 31, 2025 and later	—	—
Other (1)	82,897	27,841
Total	85,583	29,802
____________________
(1)Leases remaining in effect until development efforts or production on the particular lease has ceased.

Marketing and Customers

We sell our oil, natural gas and NGLs to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. We had two customers that each individually accounted for more than 10% of our total revenue during the 2021 period. See “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 8 of this report for additional information on our major customers. The number of available purchasers and markets in the areas where we sell our production reduces the risk that loss of a single downstream customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

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

COMPETITION

We compete with other oil and natural gas companies for leases, equipment, personnel and markets for the sale of oil, natural gas and NGLs. We believe our leasehold acreage position, geographic concentration of operations and technical and operational capabilities enable us to compete with other development and production operations. However, the oil and natural gas industry is intensely competitive. See “Item 1A. Risk Factors” for additional discussion of competition in the oil and natural gas industry.

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

Hazardous Substances and Wastes

We currently own, lease, or operate, and in the past have owned, leased, or operated, sold or transferred properties that have been used in the exploration and production of oil and natural gas. We believe we have utilized operating and disposal practices that were standard in the industry at the applicable time, but hazardous substances, hydrocarbons, and wastes may have been disposed or released on, from or under the properties owned, leased, or operated by us or on or under other locations where these substances and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose storage treatment and disposal or release of hazardous substances, hydrocarbons, and wastes were not under our control. These properties and the substances or wastes disposed or released on them may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), the federal Resource Conservation and Recovery Act, (“RCRA”), and analogous state laws. Under these laws, we could be required to investigate, monitor, remove or remediate previously disposed substances or wastes (including substances or wastes disposed of or released by prior owners or operators or third parties whose waste was commingled with ours), to investigate and clean up contaminated property, to perform corrective actions to prevent future contamination, or to pay some or all of the costs of any such action.

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

Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. In November 2017, the EPA published a list of areas that are in compliance with the new ozone standards and separately in December 2017 issued responses to state recommendation for designating non-attainment areas. In November 2018, the EPA issued final rules implementing the non-attainment area designations. While the EPA has determined that all counties in which we operate are in attainment with the 2015 ozone standard, these determinations may be revised in the future. On December 31, 2020, EPA published its decision to retain the 2015 ozone standards; however, the Biden Administration has announced that it intends to review this rule under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. EPA has announced that it intends to issue a proposed rule reconsidering its decision to retain the 2015 ozone standard by fall 2022 and a final rule by the end of 2023. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures. Compliance with these and any future air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant.

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

The scope of EPA’s and the Corps’ regulatory authority under Section 404 of the CWA has been the subject of extensive litigation and frequently changing regulations. The EPA issued a final rule in September 2015 that attempted to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”) under Section 404 of the CWA. The EPA and the Corps then proposed a rulemaking in June 2017 to repeal the June 2015 WOTUS rule and also announced their intent to issue a new rule redefining the term WOTUS as used in the CWA. On October 22, 2019, EPA and the Corps published a final rule repealing the 2015 WOTUS rule, and EPA and the Corps promulgated the Navigable Waters Protection Rule on April 21, 2020, which provides a revised definition of WOTUS and became effective on June 22, 2020. These regulations have been challenged in federal court, and on August 30, 2021 the U.S. District Court for the District of Arizona vacated and remanded the Navigable Waters Protection Rule. On December 7, 2021, EPA and the Corps issued a proposed rule to revise the definition of WOTUS, which is expected to be finalized in late 2022 or early 2023. The future regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other WOTUS in connection with our operations. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

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

Furthermore, in response to past seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. The OCC also evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has issued rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within areas of interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, in February 2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge-operated disposals wells, prescribed a four stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. In March 2016, the OCC reduced the injection volume of additional Arbuckle disposal wells, including wells we operate. Following earthquakes in August, September and November 2016, the OCC and the EPA further limited the disposal volumes that can be disposed in Arbuckle wells, although these actions did not cover our disposal wells. While induced seismic events generally decreased in 2017, the OCC expanded restrictions on the use of existing Arbuckle disposal wells and imposed new reporting requirements related to disposal volumes on wells injecting produced water into the Arbuckle formation. In February 2018, the OCC instituted a new protocol to further address seismicity in the Sooner Trend Anadarko Basin Canadian and Kingfisher County and South Central Oklahoma Oil Province Plays which requires various actions, such as a pause in operations for several hours, when certain seismic data is observed. These and similar future protocols that may be adopted in response to future seismicity concerns may reduce the productivity of our operations in relevant areas.

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

In June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“Quad Oa”). On April 18, 2017, the EPA announced its intention to reconsider certain aspects of those regulations, and in June 2017, the EPA proposed a two-year stay of certain requirements of the Quad Oa regulations. In October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify that meeting certain Quad Oa requirements is technically infeasible. The EPA proposed further revisions to Quad Oa on September 24, 2019, including rescinding the methane requirements in Quad Oa that apply to sources in the production and processing segments of the industry. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. The Biden Administration announced that it intends to review the September 2020 rules under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On June 30, 2021, Congress issued a joint resolution pursuant to the Congressional Review Act disapproving the September 2020 rule, and on November 15, 2021, EPA issued a proposed rule to revise the Quad Oa regulations that, if finalized, would require methane emissions reductions and implementation of a fugitive emissions monitoring and repair program. EPA has also announced its intention to issue a supplemental proposal in 2022 that may expand on or modify the 2021 proposal in response to public input. It is possible that these rules and future revisions thereto will continue to require oil and gas operators to expend material sums.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the EPA Quad Oa requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, which became effective on November 27, 2018. Both the 2016 and the 2018 rule were challenged in federal court. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. As a result of these decisions, the 1979 regulations concerning venting, flaring and lost production on federal land have been reinstated. The Biden Administration is likely to impose new regulations on GHG emissions from oil and natural gas production operations on federal land, given the long-term trend towards increasing regulation in this area. Moreover, several states where we operated as of December 31, 2021, have already adopted rules requiring operators of both new and existing sources to develop and implement a LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. We have the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with inspection and reporting requirements to maintain compliance with these rules.

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measure each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, the United States announced it would withdraw from the Paris Agreement, which became effective November 4, 2020. The United States has rejoined the Paris Agreement as of February 19, 2021. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves.

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

Endangered or Threatened Species

The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act and to bald and golden eagles under the Bald and Golden Eagle Protection Act. While compliance with the ESA has not had an adverse effect on our exploration, development and production operations in areas where threatened or endangered species or their habitat are known to exist, it may require us to incur increased costs to implement mitigation or protective measures and also may delay, restrict or preclude drilling activities in those areas or during certain seasons, such as breeding and nesting seasons. In addition, certain of our federal and state leases may contain stipulations that require us to take measures to safeguard certain species.

Further, in February 2016, the USFWS published a final policy which alters how it identifies critical habitats for endangered and threatened species. In August 2019, the USFWS issued three final rules revising its ESA regulations, consisting of changes to the procedures and criteria for listing or delisting species and designating critical habitat, removal of the automatic take prohibition for species listed as threatened, and regulations for protection of threatened species, and new procedures and time frames for required consultations by other federal agencies. The USFWS also issued a final rule in December 2020 defining the term “habitat” for purposes of making critical habitat designations under the ESA. In general, these rules were designed to alleviate some of the burdens of the ESA and streamline its implementation, but the prospect of new species listings and critical habitat designations remains. The Biden Administration has announced that it intends to review these rules under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On October 27, 2021, the USFWS issued a proposal to rescind the December 2020 ruling, and the USFWS may finalize the rescission of the rule in 2022.

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

Hydraulic Fracturing

Hydraulic fracturing is a practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Oil and natural gas may be recovered from certain of our oil and natural gas properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted federal regulatory authority over certain aspects of the hydraulic fracturing process. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued the Quad Oa regulations for the oil and natural gas industry under the CAA, as described above; and in June 2016 issued final effluent limitations guidelines under the CWA that waste water from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant. The EPA also issued an Advance Notice of Proposed Rulemaking under the Toxic Substances Control Act (“TSCA”) in 2014 regarding reporting of the chemical substances and mixtures used in hydraulic fracturing but, to date, has taken no further action. Separately, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, the U.S. District Court of Wyoming struck down this rule in June 2016. The June 2016 decision was appealed by the BLM to the U.S. Circuit Court of Appeals for the Tenth Circuit. However, following issuance of a presidential executive order to review rules related to the energy industry, in July 2017, the BLM published a proposed rule to rescind the 2015 final rule. In September 2017, the Tenth Circuit issued a ruling to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in light of the BLM’s proposed rulemaking. The BLM issued a final rule repealing the 2015 hydraulic fracturing rule in December 2017. The Biden Administration has announced that it intends to review the repeal of the 2015 hydraulic fracturing rule under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis, but the BLM has not yet taken further regulatory action on this topic.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, at this time, federal legislation related to hydraulic fracturing appears uncertain. At the state level, some states, including Oklahoma and Kansas, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure, operational or well construction requirements on hydraulic fracturing activities, or that prohibit hydraulic fracturing altogether. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the local, state or federal level, our fracturing activities could become subject to additional permit and financial assurance requirements, more stringent construction requirements, increased reporting or plugging and abandoning requirements or operational restrictions, and associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable, and could cause us to incur substantial compliance costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

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

We diligently review best practices and industry standards and comply with all regulatory requirements in the protection of potable water sources. Protective practices include, but are not limited to, setting multiple strings of protection pipe across the potable water sources and cementing these pipes from setting depth to surface, continuously monitoring the hydraulic fracturing process in real time and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources. We are not aware of any incidents, citations or suits related to our hydraulic fracturing activities involving material environmental concerns.

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

EMPLOYEES

As of March 3, 2022 and December 31, 2021, we had 101 full-time employees, including 85 field employees and 16 corporate employees. At December 31, 2020, we had 114 full-time employees, including 98 field employees and 16 corporate employees.

Health, Safety and Environment

Our people are a key driver to our success in Health, Safety and Environment ("HSE"). Our HSE policy includes a commitment to provide safe and healthy working conditions for the prevention of work-related injury and ill health and is appropriate for the purpose, size and context of the organization. As part of our HSE policy, we aim to identify and correct any work practices that pose an HSE risk to our employees. The Company is devoted to creating a sustainable environment and implementing process improvements for both health and safety and the environment. We evaluate our processes to ensure our protection schemes and work practices minimize these risks. Furthermore, we routinely evaluate our HSE processes, systems, equipment and other factors to ensure they remain aligned with our focus on risk reduction, and get us closer to zero incidents.

During 2021, our experience and continuing focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

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
•the amount of exports from the U.S.;
•U.S. and worldwide political and economic conditions, including armed conflict and related sanctions;
•the level of global and U.S. inventories and reserves;
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
•the strength or weakness of the U.S. dollar to other currencies;
•inflation and ability to acquire critical material, equipment or services in a timely or cost effective manner; and
•availability of capital or level of hedging across the energy industry in the U.S. and internationally.
These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2017 through December 2021, the NYMEX settled price fluctuated between a high of $85.64 per Bbl and a low of $(36.98) per Bbl. For natural gas, from January 2017 through December 2021, the month-end NYMEX settled price fluctuated between a high of $23.86 per MMBtu and a low of $1.33 per MMBtu. In addition, the market price of natural gas is generally higher in the winter months than during other months of the year due to increased demand for natural gas for heating purposes during the winter season. For NGLs, prices exhibited similar volatility from January 2017 through December 2021.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. Furthermore, even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. Decisions to develop properties depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The estimated cost of drilling, completing and operating wells is uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of various factors, including among others the following:
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
•market and midstream limitations for oil, natural gas and NGLs;
•unexpected subsurface conditions;
•lack of hydrocarbon content; and
•low pressure, depletion from existing wells, parent / child effect, or other conditions that may reduce ultimate recovery of reserves.
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

A financial downturn could negatively affect our business, results of operations, financial condition and liquidity.
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide commodity demand, negatively impacting the price we receive for our oil and natural gas production. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers. All of the foregoing may adversely affect our business, financial condition, results of operations, and cash flows.
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

Our acreage must be drilled before lease expiration, generally within three to five years of the original date of the lease, in order to hold the acreage by production. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in additional renewal cost, or if renewal is not feasible or economically desirable, loss of our lease and prospective drilling opportunities.
Leases on our oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres, or the leases are renewed. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Unless we begin drilling, we could lose undeveloped acreage through lease expirations. Our reserves and future production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage and the loss of any leases could materially and adversely affect our ability to develop such acreage.

Our development operations or ability to acquire oil and gas properties and reserves require substantial capital. Outside our cash assets, we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and our ability to offset the natural decline in our oil, natural gas and NGL reserves, which would adversely affect our business, financial condition and results of operations.
The oil and natural gas industry is capital intensive. Our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current estimated proved reserves and finding or acquiring additional economically recoverable reserves. We make substantial capital expenditures in our business and operations for the acquisition, development and production of oil, natural gas and NGL reserves. Historically, we have financed capital expenditures primarily with cash generated by operations, credit facility borrowings and proceeds from asset sales. In particular, cash flow from operations were $110.3 million and $36.2 million for the years ended December 31, 2021 and 2020, respectively.

The capital markets that we have historically accessed have recently been and may continue to be constrained to such an extent that debt or equity capital raises are practically unfeasible. If the debt and equity capital markets are not accessible, we may be unable to implement our development plans or otherwise carry out our business strategy as expected. Our cash flow from operations and access to capital are subject to a number of variables, including:
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
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the cost of unproved properties. The full cost ceiling is evaluated at the end of each quarter using the SEC prices, adjusted for the impact of derivatives accounted for as cash flow hedges, if any. The Company did not recognize any full cost ceiling impairment charges for the year ended December 31, 2021. The Company incurred full cost ceiling impairment charges of $218.4 million for the year ended December 31, 2020. Cumulative full cost ceiling impairment from the Emergence Date through December 31, 2021 totaled $947.1 million. If oil, natural gas and NGL prices decline further in the near term, and without other mitigating circumstances, we may experience additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which would likely cause us to record additional write-downs of capitalized costs of oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial.

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

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be reasonably predicted.
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, ceased publishing United States Dollar LIBOR (“USD LIBOR”) for one week and two-month tenors after December 31, 2021, and confirmed its intention to cease all remaining USD LIBOR tenors after June 30, 2023. Concurrently, the United Kingdom Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the United States Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by United States Treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR will cease to exist after June 30, 2023. After the cessation of LIBOR, alternative benchmark rates will replace LIBOR and could affect our debt securities, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after June 30, 2023. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. After June 30, 2023, the interest rates on our revolving credit facility and our term loan facility will be based on the Base Rate or an alternative benchmark rate (which may or may not be based on SOFR), which may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

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
In some cases, financial markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength. Volatility in the capital markets can significantly increase the cost of raising money in the debt and equity capital markets. Generally, future market volatility and risk of persistent weakness in commodity prices may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. These factors may adversely affect our business, results of operations or liquidity.

Adverse credit and capital market conditions may require us to reduce the carrying value of assets associated with any derivative contracts to account for non-performance by, or increased credit risk from, counterparties to those contracts. If financial institutions that extended credit commitments to us are adversely affected by volatile conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have a material adverse effect on our financial condition and ability to borrow funds, if needed, for working capital, capital expenditures and other corporate purposes.

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
Substantially all of our production and reserves were located in the Mid-Continent region. We divested all of our North Park Basin assets in February 2021, making substantially all of our future proved reserves and production located in the Mid-Continent. This concentration could disproportionately expose us to operational and regulatory risk in this area. This relative lack of diversification in location of our key operations could expose us to adverse developments in the Mid-Continent or the oil and natural gas markets, including, for example, transportation or treatment capacity constraints, curtailment of production due to weather, electrical outages, treatment plant closures for scheduled maintenance, changes in the regulatory environment or other factors. These factors could have a significantly greater impact on our financial condition, results of operations and cash flows than if our properties were more diversified.

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

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases and limit our ability to enter into future traditional debt financing.
Inflation can adversely affect us by increasing costs of critical materials, equipment, labor, and other services. In addition, inflation is often accompanied by higher interest rates. Continued inflationary pressures could impact our profitability. Inflation may also affect our ability to enter into future traditional debt financing, as high inflation may result in an increase in cost.

As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our accounting functions to third-party service providers. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. For example, our outsourcing entities and other third-party service providers may experience difficulties, disruptions, delays, or failures in their ability to deliver services to us as a result of the COVID-19 pandemic. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on the cost of operations. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.

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
The EPA previously published its findings that emissions of GHGs present a danger to public health and the environment because such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis, which includes certain of our operations. In addition, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of an LDAR program to minimize methane emissions, under the CAA’s New Source Performance Standards Quad Oa. However, the EPA has taken several steps to delay implementation of the Quad Oa standards. The agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and in October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain Quad Oa requirements is technically infeasible. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. On June 30, 2021, Congress issued a joint resolution pursuant to the Congressional Review Act disapproving the September 2020 rule, and on November 15, 2021, EPA issued a proposed rule to revise the Quad Oa regulations that, if finalized, would require methane emissions reductions and implementation of a fugitive emissions monitoring and repair program. EPA has also announced its intention to issue a supplemental proposal in 2022 that may expand on or modify the 2021 proposal in response to public input. It is possible that these rules will continue to require oil and gas operators to expend material sums.

In addition, in November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands that are substantially similar to the EPA Quad Oa requirements. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. While, as a result of these developments, future implementation of the EPA and BLM methane rules is uncertain, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility. We have the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with inspection and reporting requirements to maintain compliance with these rules.

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

Carbon capture technology and sequestration is not currently deployed on a wide-spread basis, and regulations are not developed.
Carbon capture and sequestration of the CO2 is an emerging technology. While the technology to capture CO2 from refining is available, it is not in wide-spread use. Sequestering the CO2 after it is captured in underground formations is a new technology and the regulations and legal framework is evolving. Today the technical, legal and regulatory framework for injecting CO2 may change dramatically over time and may adversely impact our business model.

Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2021, as further described in Part II “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

Conservation measures and technological advances could reduce demand for oil and natural gas.
Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to COVID-19

The COVID-19 pandemic could adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there was a significant reduction in demand for and prices of crude oil, natural gas and NGL. If the reduced demand for and prices of crude oil, natural gas and NGL continue for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have implemented workplace restrictions, including guidance for our employees to work remotely if necessary, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Price Fluctuations, Global Supply Chain Disruptions and Inflation may Adversely Impact our Results of Operations.
With the global economic uncertainty surrounding the COVID-19 pandemic and its severity and duration and supply chain disruptions, we may continue to incur significant prices increases in the future which would likely have an adverse effect on our operating margins. The disruptions to the global economy in 2020 and into 2021 have impeded global supply chains, resulting in longer lead times and also increased costs. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Risks Relating to our NOLs

Our ability to use our NOLs may be limited. We have adopted a Tax Benefits Preservation Plan that is designed to protect our NOLs but there is no assurance it will prevent an ownership change resulting in loss of the Company’s NOLs.
As of December 31, 2021, we had U.S. federal NOLs of $1.7 billion, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation, the majority of which will expire between 2025 and 2038, if not limited by additional triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

On July 1, 2020, our Board of Directors approved, and the Company adopted, as amended on March 16, 2021 a Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its tax NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. The Tax Benefits Preservation Plan is designed to reduce the likelihood of an “ownership change” as defined under Section 382 of the IRC in order to protect our NOLs by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities. However, there is no assurance that the Tax Benefits Preservation Plan will prevent all transfers that could result in such an “ownership change.”

Risks Relating to our Common Stock

The exercise of all or any number of outstanding Warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.
As of the date of filing this report, we have outstanding Warrants to purchase approximately 7.0 million shares of our common stock at average exercise prices of either $41.34 and $42.03 per share. In addition, we have as of the date of this report, 1.0 million shares of common stock reserved for future issuance under the SandRidge Energy, Inc. 2016 Omnibus Incentive Plan (the, “Omnibus Incentive Plan”). The exercise of equity awards, including any stock options that we may grant in the future, the Warrants, and the sale of shares of our common stock underlying any such options or the Warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Warrants and any stock options that may be granted or issued pursuant to the Omnibus Incentive Plan in the future.

We have adopted a Tax Benefits Preservation Plan, which may discourage a corporate takeover.
On July 1, 2020, our Board of Directors adopted a Tax Benefits Preservation Plan as amended on March 16, 2021 and declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on July 13, 2020. The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. Each share of our common stock issued thereafter will also include one right. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $5.00 per right, subject to adjustment.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since October 4, 2016, the Successor Company’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “SD.”

On February 25, 2022, there were 330 record holders of the Company’s common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Issuer Purchases of Equity Securities

None.

Item 6.    [Reserved].

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
•Consolidated Results of Operations;
•Liquidity and Capital Resources;
•Valuation Allowance; and
•Critical Accounting Policies and Estimates.

We have applied the Securities and Exchange Commission’s adopted FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent calendar years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for years ended 2021 and 2020. For the comparison of years ended 2020 and 2019, see “Management's Discussion and Analysis of Consolidated Results of Operations” in Part II, Item 7 of our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2021.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

Operational Activities

There was no drilling activity on our operated acreage during the years ended December 31, 2021 and 2020. However, we brought wells that were previously not producing on to production as part of our well reactivation program during the year ended December 31, 2021.

The chart below shows production by product for the years ended December 31, 2021 and 2020:

Total Production (MBoe)
8,703
3,925
6,793
3,569
2,694
2,267
2,084
957
6,726
3,569
2,267
890
7,763
3,925
2,694
1,144
Natural Gas
NGL
Oil
2021 (1)
2020 (2)
MID-CON 2021
MID-CON 2020

(1)For the year ended December 31, 2021, North Park Basin had 67 MBoe in oil production.
(2)For the year ended December 31, 2020, North Park Basin had 940 MBoe in oil production.

Total production for 2021 was comprised of approximately 14.1% oil, 52.5% natural gas and 33.4% NGLs compared to 23.9% oil, 45.1% natural gas and 31.0% NGLs in 2020.

Mid-Continent total production for the year ended December 31, 2021 and 2020 was comprised of the following:

	Year Ended December 31,
	2021	2020
Oil	13.2%	14.7%
NGL	33.7%	34.7%
Natural gas	53.1%	50.6%
Total	100.0%	100.0%

Highlighted Events

•On February 5, 2021, we sold all of our oil and natural gas properties and related assets of the North Park Basin ("NPB") in Colorado for a purchase price of $47 million in cash. Net proceeds were $39.7 million in cash as a result of customary effective date adjustments and a $0.8 million post-close adjustment made during the second half of the year. The sale resulted in a $18.9 million gain after the post-close adjustment.

•On March 3, 2021, we named Mr. Salah Gamoudi, our Chief Financial Officer and Chief Accounting Officer, as a Senior Vice President. We also named Mr. Dean Parrish, formerly our Director of Operations, as our Vice President of Operations.

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

•The Board appointed Grayson Pranin as President and CEO effective July 16, 2021 and in addition will maintain his role as Chief Operating Officer. Mr. Pranin, age 41, held the role of Senior Vice President and Chief Operating Officer since March 3, 2021.

•In August 2021, our Board of Directors approved the initiation of a share repurchase program (the "Program") authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. We did not repurchase any common stock under the Program during the year ended December 31, 2021.

•On September 2, 2021, we repaid our $20.0 million term loan in full and terminated all commitments and obligations under the 2020 Credit Facility. Our repayment of the term loan satisfied all of our remaining term debt and revolving debt obligations.

•On December 28, 2021, Patricia Agnello submitted her resignation from her positions as a member of the Board of Directors (the “Board”) our Company. Ms. Agnello did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Outlook

As discussed in “Business— Our Business Strategy” in Item 1 of this report, we will focus on growing the cash value and generation capability of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects we believe provide high rates of returns in the current commodity price environment. These projects include a continuation of our well reactivation program, artificial lift conversions to more efficient and cost effective systems, as well as focused drilling in high-graded areas, which will aide in partially offsetting the natural decline of our producing asset's. Forward looking commodity prices, results, costs and other factors will shape our development decisions in 2022 and beyond. We will also remain vigilant and maintain optionality for opportunistic, value-accretive acquisitions and business combinations.
As the impact of COVID-19 lessens, demand for commodities is continuing to rise to pre-pandemic levels within the United States. The resurging demand led to favorable commodity prices during the year ended December 31, 2021. However, the spread of COVID-19 variants and the effectiveness of the vaccines against these variants are significant risk factors to a full and sustained recovery. If the vaccines currently available are not effective against COVID-19 or its other variants, Governments and other regulatory bodies may have to rely on mobility and activity restrictions to mitigate the spread, which could lead to reduced demand for certain commodities. See “Item 1A. Risk Factors” included in Part I of this Annual Report for additional discussion of the potential impact these events may have on our future revenues.

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

	Year Ended December 31,
	2021	2020
NYMEX Oil (per Bbl)	$68.18	$39.19
NYMEX Natural gas (per MMBtu)	$3.90	$2.13

In order to reduce our exposure to price fluctuations, from time to time we enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas, and NGL production as discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil, natural gas and NGL. Conversely, during periods of declining market prices of oil, natural gas and NGL, our commodity derivative contracts may partially offset declining revenues and cash flow to the extent strike prices for our contracts are above market prices at the time of settlement.

Acquisitions and Divestitures of Properties

2021 Acquisitions and Divestitures

On April 22, 2021, we announced the acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price is $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

On February 5, 2021, we sold all of our oil and natural gas properties and related assets of the North Park Basin ("NPB") in Colorado for a purchase price of $47 million in cash. Net proceeds were $39.7 million in cash as a result of customary effective date adjustments and a $0.8 million post-close adjustment made during the second half of the year. The sale resulted in a $18.9 million gain after the post-close adjustment.

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

Oil, Natural Gas and NGL Production and Pricing

The table below presents production and pricing information for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Production data (in thousands)
Oil (MBbls)	957	2,084
NGL (MBbls)	2,267	2,694
Natural gas (MMcf)	21,417	23,552
Total volumes (MBoe)	6,793	8,703
Average daily total volumes (MBoe/d)	18.6	23.8
Average prices—as reported (1)
Oil (per Bbl)	$65.10	$35.33
NGL (per Bbl)	$22.42	$6.67
Natural gas (per Mcf)	$2.60	$0.97
Total (per Boe)	$24.86	$13.15
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$65.10	$40.10
NGL (per Bbl)	$22.28	$6.67
Natural gas (per Mcf)	$2.51	$0.80
Total (per Boe)	$24.53	$13.83
___________________
(1)Prices represent actual average prices for the periods presented and do not include the impact of derivative transactions.

The table below presents production by area of operation for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021		2020
	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production
Mid-Continent	6,726	99.0%	7,763	89.2%
North Park Basin	67	1.0%	940	10.8%
Total	6,793	100.0%	8,703	100.0%

Revenues

Consolidated revenues for the years ended December 31, 2021 and 2020 are presented in the table below (in thousands).

	Year Ended December 31,
	2021	2020
Revenues
Oil	$62,297	$73,621
NGL	50,836	17,962
Natural gas	55,749	22,867
Other	—	526
Total revenues	$168,882	$114,976

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the years ended December 31, 2021 and 2020 are shown in the table below (in thousands):

2020 oil, natural gas and NGL revenues	$114,450
Change due to production volumes in 2021	(47,453)
Change due to average prices in 2021	101,885
2021 oil, natural gas and NGL revenues	$168,882

Oil, natural gas and NGL revenues increased by a combined $54.4 million, or 47.6% for the year ended December 31, 2021, compared to 2020. The average prices for oil, natural gas and NGL's increased primarily due to increased oil, natural gas and NGL realized prices primarily as a result of increased economic activity and recovery from the COVID-19 pandemic and the related increase in energy demand, in addition to a contraction of differentials on realized commodity prices. These increases were partially offset by an overall decline in production due to the natural declines in our existing producing wells and a decrease in oil production as a result of the sale of NPB. Midcon production declines were reduced as a result of our well reactivation program that employs low cost capital workovers to return wells to production.

Operating Expenses

Operating expenses for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Lease operating expenses	$35,999	$43,431
Production, ad valorem, and other taxes	9,918	9,634
Depreciation and depletion—oil and natural gas	9,372	50,349
Depreciation and amortization—other	6,073	7,736
Total operating expenses	$61,362	$111,150

Lease operating expenses ($/Boe)	$5.30	$4.99
Production, ad valorem, and other taxes ($/Boe)	$1.46	$1.11
Depreciation and amortization—oil and natural gas ($/Boe)	$1.38	$5.79
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	5.9%	8.4%

Lease operating expenses for 2021 decreased $7.4 million from 2020. This decrease primarily resulted from field personnel reductions in force, the sale of NPB and other cost reduction efforts during the year ended December 31, 2021.

Production, ad valorem, and other taxes has increased primarily due to higher commodity prices in 2021 partially offset by a decline in ad valorem taxes due to the sale of NPB in Colorado and a difference in our accrued estimate and the actual last ad valorem tax payment made for NPB. Production, ad valorem, and other taxes decreased as a percentage of oil, natural gas and NGL revenue for the year 2021 compared to 2020, primarily due to the difference between the estimate and actual payment for ad valorem taxes of NPB.

Depreciation and depletion for oil and natural gas properties decreased by $41.0 million for the year ended December 31, 2021 compared to 2020 due to a decrease in the average depreciation and depletion rate to $1.38 per Boe in 2021 compared to an average rate of $5.79 in 2020. These decreases are primarily due to the sale of the North Park Basin properties and full cost ceiling test impairments recorded during 2020, which lowered the net cost basis of our oil and gas properties significantly.

Impairment

Impairment expense for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Impairment
Full cost pool ceiling limitation	$—	$218,399
Other	—	38,000
Total impairment	$—	$256,399

Full cost pool impairment.    We did not record a full cost ceiling limitation impairment for the year ended December 31, 2021. Impairment for the year ended December 31, 2020 largely resulted from an impairment charge of $256.4 million, which included a full cost ceiling limitation impairment charge of $218.4 million, and an impairment charge of $38 million to write down the value of the Company's building headquarters to its estimated fair value less estimated costs to sell the building headquarters.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC prices as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at December 31, 2021 were $66.56 per barrel of oil and $3.60 per Mcf of natural gas, before price differential adjustments.

Based on the SEC prices over the twelve months ended March 1, 2022, we anticipate the SEC prices utilized in the March 31, 2022 full cost ceiling test may be $75.24 per barrel of oil and $4.09 per Mcf of natural gas, (the "estimated first quarter prices"). Applying these estimated first quarter prices, and holding all other inputs constant to those used in the calculation of our December 31, 2021 ceiling test, no full cost ceiling limitation impairment is indicated for the first quarter of 2022.
However, a full cost ceiling limitation impairment may still be realized in the first quarter of 2022 and in subsequent quarters based on the outcome of numerous other factors such as additional declines in the actual trailing twelve-month SEC prices, production, lower commodity prices, changes in estimated future development costs and operating expenses, and other revisions to our proved reserves. Any such ceiling test impairments in 2022 could be material to our net earnings.

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$9,675	$15,327
Restructuring expenses	792	2,733
Employee termination benefits	49	8,433
(Gain) loss on derivative contracts	2,251	(5,765)
(Gain) loss on sale of assets	(18,952)	(100)
Other operating expense (income)	(382)	306
Total non-operating expenses	$(6,567)	$20,934

General and administrative expenses decreased $5.7 million, or 36.9%, for the year ended December 31, 2021 compared to 2020. These decreases resulted primarily from a reduction in compensation related costs after completing reductions in force during 2020, significant reductions in information technology and software costs and overhead expenses related to the Company's previously held corporate headquarters building. Part of the decrease is also due to reductions in professional costs such as legal expenses, audit fees and consulting services.

Restructuring expenses represent fees and costs associated with the 2016 bankruptcy and exit from NPB in Colorado. Restructuring expenses decreased by $1.9 million, or 71.0% for the year ended December 31, 2021, compared to 2020. These decreases are primarily related to previously accrued expenses for the 2016 Bankruptcy that were removed as a result of the notice of completion of final distribution being filed in the United States Bankruptcy Court for the Southern District of Texas on July 26, 2021. Further, 2020 expenses included the relocation of company headquarters and outsourcing of corporate functions. See "Note 13 - Commitments and Contingencies" in the accompanying consolidated financial statements in Item 8 of this report for additional discussion of these expenses.

Employee termination benefits for the years ended December 31, 2021 and 2020, includes cash and share-based severance costs incurred for reductions in force. The decrease from 2020 to 2021 is primarily the result of separations of employment for Company employees during 2020, that did not occur in 2021. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with the separations in 2020, with no recurrence of such costs in 2021. See "Note 13 - Employee Termination Benefits" in the accompanying consolidated financial statements in Item 8 of this report for additional discussion of these expenses.

Loss on derivative contracts of $2.3 million and a gain of $5.8 million for the years ended December 31, 2021 and 2020, respectively, as reflected in the accompanying consolidated statements of operations, which includes net cash payments upon settlement of $2.2 million, and net cash received upon settlement of $5.9 million, respectively.

Our derivative contracts are not designated as accounting hedges and, as a result, changes in the fair value of our commodity derivative contracts are recorded quarterly as a component of operating expenses. Internally, management views the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil and natural gas production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts, and cash is paid on settlement of contracts due to higher oil and natural gas prices at the time of settlement compared to the contract price for our commodity derivative contracts. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of this report for additional discussion of our commodity derivatives.

(Gain) loss on sale of assets increased by $18.9 million for the year ended December 31, 2021 compared to 2020. The increase is due to the gain on sale for the sale of NPB assets in Colorado in February 2021.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2021 and 2020 is reflected in the table below (in thousands):

	Year Ended December 31,
	2021	2020
Other (expense) income
Interest expense, net	$(404)	$(1,998)
Other (expense) income , net	3,055	(2,494)
Total other (expense) income	$2,651	$(4,492)

Interest expense for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Interest expense
Interest expense on debt	$377	$2,386
Interest expense on right of use assets	26	114
Write off of debt issuance costs	174	266
Amortization of debt issuance costs, premium and discounts	57	—
Capitalized interest	(252)	(750)
Interest expense - other	25	1
Total	407	2,017
Less: interest income	(3)	(19)
Total interest expense, net	$404	$1,998

Interest expense incurred during the year ended December 31, 2021 is primarily comprised of interest paid on the 2020 Credit Facility. The 2020 Credit Facility has been fully repaid and terminated as of September 2, 2021. As a result of the termination of the 2020 Credit Facility, $0.2 million of deferred financing costs were expensed to Interest expense. Interest expense incurred during the year ended December 31, 2020 is primarily comprised of interest and fees paid on the 2017 Credit Facility that was terminated on November 30, 2020.

See “Note 11—Long-Term Debt” to the accompanying consolidated financial statements in Item 8 of this report for additional discussion of our long-term debt transactions.

The Other (expense) income, net line item for the year ended December 31, 2021 is primarily comprised of the removal of $2.4 million of an allowance for doubtful accounts as a result of the $2.4 million being collected October 2021. For the year ended December 31, 2020, this line item includes an allowance for doubtful accounts of $2.5 million that was recorded as a result of conducting an assessment of governmental and other regulatory receivable balances, which we had previously deemed as potentially uncollectible.

Liquidity and Capital Resources

At December 31, 2021, our cash and cash equivalents, including restricted cash, was $139.5 million. The 2020 Credit Facility was terminated, as discussed below. See "Note—11 Long-Term Debt" to the accompanying consolidated financial statements in Item 8 of this report for further discussion. For the next twelve months, we expect to have ample liquidity with cash on hand and cash from operations. As of March 9, 2022, the Company had no outstanding term or revolving debt obligations.

Our commodity derivative contracts are subject to credit risk of our counterparties being financially able to settle the transaction. We monitor the credit ratings of our derivative counterparties and consider our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. However, any future failures by one or more counterparties could negatively impact our cash flow from operations.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2021 included cash flow from operations and cash on hand.

Our working capital increased to $97.7 million at December 31, 2021, compared to $18.1 million at December 31, 2020, the positive impact on working capital resulted primarily from an increase in cash and cash equivalents at December 31, 2021 as a result of proceeds from the sale of NPB and cash flows from operations. In addition, accounts payable and accrued liabilities decreased due to our continuous cost reduction efforts, the sale of NPB and the timing of payments.

We intend to spend between $41 million and $50 million in our 2022 capital budget plan, excluding any expenditures for acquisitions. We intend to fund capital expenditures and other commitments for the next 12 months using cash flows from our operations and cash on hand. We will endeavor to keep our capital spending within or very close to our projected cash flows from operations subject to changing industry conditions or events.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2017 through December 2021, the NYMEX settled price for oil fluctuated between a high of $85.64 per Bbl and a low of $(36.98) per Bbl, and the month-end NYMEX settled price for gas fluctuated between a high of $23.86 per MMBtu and a low of $1.33 per MMBtu.

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

Cash flows for the years ended December 31, 2021, and 2020 are presented in the following table and discussed below (in thousands):

	Year Ended December 31,
	2021	2020
Cash flows provided by (used in) operating activities	$110,260	$36,162
Cash flows provided by (used in) investing activities	22,973	25,093
Cash flows provided by (used in) financing activities	(21,975)	(38,957)
Net increase (decrease) in cash and cash equivalents	$111,258	$22,298

Cash Flows from Operating Activities

The $74.1 million increase in operating cash flows for the year ended December 31, 2021 compared to 2020, is primarily due to net income of $116.7 million which is the result of improved revenue due to increased commodity prices and improved differentials as well as the well reactivation program which reduced production declines. In addition, our cost reduction efforts resulted in decreases in lease operating expenses and general and administrative expenses. The increase in net income was partially offset by the addback of the gain on sale of assets primarily related to NPB and a reduction of accrued liabilities over and above an increase in our receivable and other working capital balances.

See “—Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses.

Cash Flows from Investing Activities

During the year ended December 31, 2021, cash flows provided by investing activities primarily reflects $38.2 million of net cash proceeds primarily from the sale of NPB assets partially offset by capital expenditures of $11.6 million and the acquisition of overriding royalty interests for $3.6 million.

During the year ended December 31, 2020, cash flows provided by investing activities primarily reflects $35.4 million of net cash proceeds from the sale of the corporate office building, offset by cash payments made for capital expenditures coupled with the acquisition of $3.3 million primarily related to the purchase of overriding royalty interests.

See "Note 3— Acquisitions, Divestitures and Disposal of Assets and Oil and Gas Properties" to the accompanying consolidated financial statements included in Item 8 of this report for additional information.

Capital Expenditures.

Our capital expenditures for the years ended December 31, 2021 and 2020, are summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Capital Expenditures
Drilling, completion, and capital workovers	$10,045	$3,563
Leasehold and geophysical	905	1,005
Capital expenditures, excluding acquisitions (on an accrual basis)	10,950	4,568
Acquisitions (1)	3,545	3,701
Current year total capital expenditures, including acquisitions	14,495	8,269
Change in capital accruals	633	4,194
Total cash paid for capital expenditures	$15,128	$12,463
____________________
(1)Excludes $3.9 million for the year ended December 31, 2020, related to non-monetary transactions.

Capital expenditures, excluding acquisitions, for development and production activities increased for the year ended December 31, 2021 compared to 2020, which is in line with the planned increase in costs as result of our well reactivation program.

Cash Flows from Financing Activities

Our financing activities used $22.0 million in of cash for the year ended December 31, 2021, consisting primarily of repayments of borrowings under the 2020 Credit Facility of $20.0 million, finance lease payments of $1.0 million and cash paid for tax obligations on vested stock awards of $0.9 million.

Our financing activities used $39.0 million in cash for the year ended December 31, 2020, consisting primarily of repayments of borrowings under the 2017 Credit Facility of $96.5 million, finance lease payments of $1.2 million and cash paid for tax obligations on vested stock awards of $0.1 million partially offset by proceeds from borrowings of $59.0 million.

Indebtedness

Credit Facility

On November 30, 2020, the Company entered into the $30 million 2020 Credit Facility with the lenders party thereto and Icahn Agency Services LLC, as administrative agent (the “New Administrative Agent”). The 2020 Credit Facility consisted of a $10 million revolving loan facility and a $20 million term loan facility. During the third quarter of 2021, the 2020 Credit Facility was terminated, as discussed below.

On September 2, 2021, we repaid our $20.0 million term loan in full and terminated all commitments and obligations under the 2020 Credit Facility, between us, as Borrower, IEP Energy Holding LLC, as Lender, and Icahn Agency Services LLC, as Administrative Agent. Our payment to the Lender under the Credit Agreement satisfied all of our term debt and revolving debt obligations. We did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Credit Agreement. See “Note 11—Long-Term Debt” to the accompanying consolidated financial statements included in Item 8 of this report for additional discussion of the Company’s debt during 2021 and 2020.

Share Repurchase Program

On August 16, 2021, our Board approved the initiation of a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. We did not repurchase any common stock under the Program during the year ended 2021.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2021, our contractual obligations included asset retirement obligations, short and long-term leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

As of December 31, 2021, we had future contractual payment commitments under various agreements, which are summarized below. The operating leases are not recorded in the accompanying consolidated balance sheets.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Asset retirement obligations (1)	$59,368	$17,606	$116	$47	$41,599
Operating lease	167	167
Finance lease	779	351	428	—	—
Total	$60,314	$18,124	$544	$47	$41,599
____________________
(1)Asset retirement obligations are based on estimates and assumptions that affect the reported amounts as of December 31, 2021. These estimates and assumptions can be inherently unpredictable and may differ from actual results given the uncertainty of when we may be required to plug and abandon a well or retire an asset. As a result, we may not incur all of the estimated costs for the current asset retirement obligation as depicted above. During the year ended December 31, 2021, plugging and abandonment costs incurred were $2.1 million.

Valuation Allowance

Upon emergence from bankruptcy and the application of fresh start accounting in 2016, our tax basis in property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had significant U.S. federal net operating losses remaining after the attribute reduction caused by the restructuring transactions. As such, the successor Company had significant deferred tax assets to consume upon emergence. We considered all available evidence and concluded that it was more likely than not that some or all of the deferred tax assets would not be fully realized and established a valuation allowance against our net deferred tax asset upon emergence and maintained the valuation allowance for the subsequent periods through December 31, 2021.

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

In determining whether to maintain the valuation allowance at December 31, 2021, we concluded that the objectively verifiable negative evidence of the presumption of cumulative negative earnings upon emergence and actual cumulative negative earnings for the Successor Company period ending December 31, 2021, is difficult to overcome with any forms of positive evidence that may exist. Accordingly, we have not changed our judgment regarding the need for a full valuation allowance against our net deferred tax asset for the period ending December 31, 2021.

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

Proved Reserves.  Over 96.0% of the Company’s reserves were estimated by independent petroleum engineers for the year ended December 31, 2021. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data. The accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. For the years ended December 31, 2021 and 2020, the Company revised its proved reserves from prior years’ reports by approximately 43.3 MMBoe and (44.8) MMBoe, respectively, due to increases (or decreases) in SEC prices used to value reserves at the end of the applicable period, production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries among other factors. Estimates of proved reserves are key components of the Company’s financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation, depletion and impairment expenses.

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties and electrical infrastructure costs, net of accumulated depreciation, depletion and impairment, less related deferred income taxes, may not exceed an amount equal to the ceiling limitation. The Company calculates its full cost ceiling limitation using SEC prices adjusted for basis or location differentials, held constant over the life of the reserves. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down cannot be reversed at a later date. The Company recorded full cost ceiling did not record any impairment for the year ended December 31, 2021 and $218.4 million for the year ended December 31, 2020. See “—Consolidated Results of Operations” for additional discussion of full cost ceiling impairments.

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

Income Taxes. Deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. As of December 31, 2021, the Company had a full valuation allowance against its net deferred tax asset. The valuation allowance serves to reduce the tax benefits recognized from the net deferred tax asset to an amount that is more likely than not to be realized based on the weight of all available evidence.

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

We may use a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At December 31, 2021, the Company's open derivative contracts consisted of natural gas and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
NGL Price Swaps: January 2022 - February 2022	1,042,000	Gallons	$1.20
Natural Gas Price Swaps: January 2022 - February 2022	720,000	MMBtu	$4.07

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

The following table summarizes derivative activity for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Loss (gain) on commodity derivative contracts	$2,251	$(5,765)
Cash paid (received) on settlements	$2,230	$(5,879)

See “Note 6—Derivatives” to the accompanying consolidated financial statements in Item 8 of this report for additional information regarding our commodity derivatives.

Credit Risk. We are exposed to credit risk related to counterparties to our derivative financial contracts. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of our derivative transactions have an “investment grade” credit rating. We monitor the credit ratings of our derivative counterparties and consider our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Historically, derivative contracts have been with multiple counterparties to minimize exposure to any individual counterparty, and in addition our counterparties have been large financial institutions.

We do not require collateral or other security from counterparties to support derivative instruments. We have master netting agreements with our derivative contract counterparties, which allow us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the commodity derivative contracts. Therefore, we are not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate. Historically, our credit losses on joint interest receivables have been immaterial.

Interest Rate Risk. We were exposed to interest rate risk under the 2020 Credit Facility. The variable interest rate on our 2020 Credit Facility fluctuated, and exposed us to short-term changes in market interest rates as our interest obligations on this instrument were periodically redetermined based on prevailing market interest rates, primarily LIBOR. The 2020 Credit Facility was terminated during the second half of 2021. See "Note—11 Long-Term Debt" to the accompanying consolidated financial statements in Item 8 of this report for further discussion.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.

/s/ GRAYSON PRANIN	/s/ SALAH GAMOUDI
Grayson Pranin President, Chief Executive Officer and Chief Operating Officer	Salah Gamoudi Senior Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SandRidge Energy, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Proved Oil and Natural Gas Properties, Depletion— Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company’s proved and natural gas properties are amortized using the unit-of-production method. The development of the Company’s oil and natural gas reserve quantities requires management to make significant estimates and assumptions related to rates of production. The Company engages independent petroleum engineers to estimate oil and natural gas reserves using estimates, assumptions, and engineering data. Changes in these assumptions could materially affect the Company’s estimated reserve quantities and the amount of depletion. The proved oil and natural gas properties balance was $1.5 billion, and the associated accumulated depreciation, depletion and impairment was $1.4 billion as December 31, 2021. Depreciation and depletion- oil and natural gas expense was $9.4 million for the year ended December 31, 2021.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities including management’s estimates and assumptions related to forecasted rates of production requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address management’s significant judgments and estimates associated with oil and natural gas reserve quantities included the following, among others:

•We tested the operating effectiveness of controls over the Company’s estimation of oil and natural gas reserve quantities.

•We evaluated the reasonableness of management’s estimated reserve quantities by performing the following:

–Evaluating the experience, qualifications and objectivity of the Company’s independent reserve engineers including the methodologies used to estimate oil and natural gas reserve quantities.

–For a sample of proved developed wells, we evaluated the wells expected forecasted production by comparing such the expected decline rate of production in future periods to historical production volumes and decline rates of the well.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2022

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SandRidge Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 10, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2022

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$137,260	$22,130
Restricted cash - other	2,264	6,136
Accounts receivable, net	21,505	19,576
Prepaid expenses	626	2,890
Other current assets	80	80
Total current assets	161,735	50,812
Oil and natural gas properties, using full cost method of accounting
Proved	1,454,016	1,463,950
Unproved	12,255	17,964
Less: accumulated depreciation, depletion and impairment	(1,373,217)	(1,375,692)
	93,054	106,222
Other property, plant and equipment, net	97,791	103,118
Other assets	332	680
Total assets	$352,912	$260,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$45,779	$51,426
Asset retirement obligations	17,606	16,467
Derivative contracts	21	—
Other current liabilities	627	984
Total current liabilities	64,033	68,877
Long-term debt	—	20,000
Asset retirement obligations	41,762	40,701
Other long-term obligations	1,795	3,188
Total liabilities	107,590	132,766
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,675 issued and outstanding at December 31, 2021 and 35,928 issued and outstanding at December 31, 2020	37	36
Warrants	88,520	88,520
Additional paid-in capital	1,062,737	1,062,220
Accumulated deficit	(905,972)	(1,022,710)
Total stockholders’ equity	245,322	128,066
Total liabilities and stockholders’ equity	$352,912	$260,832

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$168,882	$114,450	$266,104
Other	—	526	741
Total revenues	168,882	114,976	266,845
Expenses
Lease operating expenses	35,999	43,431	90,938
Production, ad valorem, and other taxes	9,918	9,634	19,394
Depreciation and depletion—oil and natural gas	9,372	50,349	146,874
Depreciation and amortization—other	6,073	7,736	11,684
Impairment	—	256,399	409,574
General and administrative	9,675	15,327	32,058
Restructuring expenses	792	2,733	—
Employee termination benefits	49	8,433	4,792
Loss (gain) on derivative contracts	2,251	(5,765)	(1,094)
(Gain) loss on sale of assets	(18,952)	(100)	—
Other operating (income) expense	(382)	306	(608)
Total expenses	54,795	388,483	713,612
Income (loss) from operations	114,087	(273,507)	(446,767)
Other (expense) income
Interest expense, net	(404)	(1,998)	(2,974)
Other (expense) income, net	3,055	(2,494)	436
Total other (expense) income	2,651	(4,492)	(2,538)
Income (loss) before income taxes	116,738	(277,999)	(449,305)
Income tax benefit	—	(646)	—
Net income (loss)	$116,738	$(277,353)	$(449,305)
Net income (loss) per share
Basic	$3.21	$(7.77)	$(12.68)
Diluted	$3.13	$(7.77)	$(12.68)
Weighted average number of common shares outstanding
Basic	36,393	35,689	35,427
Diluted	37,271	35,689	35,427

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2018	35,687	$36	6,604	$88,516	1,055,164	(295,995)	$847,721
Issuance of stock awards, net of cancellations	40	—	—	—	—	—	—
Common stock issued for general unsecured claims	45	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,460	—	4,460
Issuance of warrants for general unsecured claims	—	—	55	4	(4)	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(367)	—	(367)
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	(449,305)	(449,305)
Balance at December 31, 2019	35,772	36	6,659	88,520	1,059,253	(745,357)	402,452
Issuance of stock awards, net of cancellations	96	—	—	—	—	—	—
Common stock issued for general unsecured claims	60	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,031	—	3,031
Issuance of warrants for general unsecured claims	—	—	75	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	(277,353)	(277,353)
Balance at December 31, 2020	35,928	36	6,734	88,520	1,062,220	(1,022,710)	128,066
Issuance of stock awards, net of cancellations	547	1	—	—	(1)	—	—
Common stock issued for general unsecured claims	200	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,417	—	1,417
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Cash paid for tax obligations on vested stock awards		—	—	—	(899)	—	(899)
Net Income	—	—	—	—	—	116,738	116,738
Balance at December 31, 2021	36,675	$37	6,981	$88,520	$1,062,737	$(905,972)	$245,322

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$116,738	$(277,353)	$(449,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for doubtful accounts	(2,329)	3,202	16
Depreciation, depletion and amortization	15,445	58,085	158,558
Impairment	—	256,399	409,574
Debt issuance costs amortization	57	792	558
Write off of debt issuance costs	174	—	142
Loss (gain) on derivative contracts	2,251	(5,765)	(1,094)
Cash (paid) received on settlement of derivative contracts	(2,230)	5,879	6,266
Gain on sale of assets	(18,952)	(100)	—
Stock-based compensation	1,394	3,012	4,254
Other	144	149	(187)
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	841	5,867	15,829
Prepaid expenses	2,264	452	(714)
Other current assets	—	458	(301)
Other assets and liabilities, net	(1,212)	1,134	(610)
Accounts payable and accrued expenses	(2,241)	(12,968)	(17,217)
Asset retirement obligations	(2,084)	(3,081)	(4,445)
Net cash provided by operating activities	110,260	36,162	121,324
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(11,583)	(8,762)	(191,678)
Acquisitions of assets	(3,545)	(3,701)	236
Purchase of other property and equipment	(59)	—	—
Proceeds from sale of assets	38,160	37,556	1,593
Net cash provided by (used) in investing activities	22,973	25,093	(189,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	59,000	211,096
Repayments of borrowings	(20,000)	(96,500)	(153,596)
Debt issuance costs	(75)	(160)	(911)
Reduction of financing lease liability	(1,024)	(1,233)	(1,374)
Proceeds from exercise of stock options	23	—	—
Cash paid for tax withholding on vested stock awards	(899)	(64)	(367)
Net cash (used in) provided by financing activities	(21,975)	(38,957)	54,848
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	111,258	22,298	(13,677)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	28,266	5,968	19,645
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of year	$139,524	$28,266	$5,968

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Restricted Cash. The Company maintains restricted escrow funds as required by certain contractual arrangements in accordance with the Plan. In addition, the Company maintains funds related to collateralize letters of credit and credit cards issued by lenders that were party to the 2017 Credit Facility.

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

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of unproved properties and internal costs directly related to the Company’s acquisition, development, and production activities and capitalized interest. The Company capitalized gross internal costs of $0.5 million, $0.7 million and $5.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

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

Property, Plant and Equipment, Net. Other capitalized costs, including other property and equipment, such as electrical infrastructure assets and buildings, are carried at cost or fair value established on the Emergence Date less applicable depreciation. Renewals and improvements are capitalized while repairs and maintenance are expensed. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 39 years for buildings and 1 to 27 years for the electrical infrastructure assets and other equipment. When property and equipment components are disposed, the cost and the related accumulated depreciation are removed and any resulting gain or loss is reflected in the consolidated statements of operations.

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

Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. During the year ended December 31, 2021 the Company capitalized interest of approximately $0.3 million on unproved properties that were not currently being depreciated or depleted and on which exploration activities were in progress. During the year ended December 31, 2020 the Company capitalized interest of approximately $0.7 million on unproved properties that were not currently being depreciated or depleted and on which exploration activities were in progress.

Debt Issuance Costs. The Company includes unamortized debt issuance costs, if any, related to its 2020 Credit Facility in other assets in the consolidated balance sheets. Other debt issuance costs related to long-term debt, if any, are presented in the balance sheets as a direct deduction from the associated debt liability, if material. Debt issuance costs are amortized to interest expense over the term of the related debt. When debt is retired, any unamortized costs, if material are written off and included in gain or loss on extinguishment of debt.

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

The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has recorded a liability for natural gas imbalance positions of $1.4 million and $1.1 million at

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
December 31, 2021 and 2020, respectively. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheets.

Allocation of Share-Based Compensation. Equity compensation provided to employees directly involved in production and development activities is capitalized to the Company’s oil and natural gas properties. Equity compensation not capitalized is recognized in general and administrative expenses, production expenses, and other operating expense in the accompanying consolidated statements of operations.

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

Concentration of Risk. All of the Company’s commodity derivative transactions have been carried out in the over-the-counter market, which involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of the Company’s commodity derivative transactions have an “investment grade” credit rating. The Company monitors the credit ratings of its commodity derivative counterparties on an ongoing basis and considers their credit default risk ratings in determining the fair value of its commodity derivative contracts. Historically, the Company’s commodity derivative contracts have been with multiple counterparties to minimize exposure to any individual counterparty.

The Company was not required to provide collateral to counterparties in order to secure commodity derivative instruments. The Company enters into master netting agreements with all of its commodity derivative counterparties, which allows the Company to net its commodity derivative assets and liabilities for like commodities and derivative instruments with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from the counterparties under the commodity derivative contracts. The Company’s loss was further limited as any amounts due from a defaulting counterparty that was a lender under the 2017 Credit Facility could have been offset against any amounts owed to the same counterparty under the 2017 Credit Facility.

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

Purchasers of the Company’s oil, natural gas and NGL production consist primarily of independent marketers, large oil and natural gas companies and gas pipeline companies. The number of available purchasers and markets in the areas where we sell our production reduces the risk that the loss of a single downstream customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

The Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	Sales	% of Revenue
December 31, 2021
Targa Pipeline Mid-Continent West OK LLC	$91,066	53.9%
Plains Marketing, L.P.	$51,204	30.3%

December 31, 2020
Plains Marketing, L.P.	$40,058	34.8%
Targa Pipeline Mid-Continent West OK LLC	$38,287	33.3%
Sinclair Crude Company	$36,375	31.6%

December 31, 2019
Targa Pipeline Mid-Continent West OK LLC	$85,780	32.1%
Sinclair Crude Company	$74,810	28.0%
Plains Marketing, L.P.	$69,214	25.9%

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

ASU 2019-12 - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies various aspects of accounting for income taxes, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax laws, and year-to-date loss limitation in interim-period tax accounting. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted, and will be applied on a prospective basis. The ASU is effective for the Company beginning January 1, 2021 and resulted in no material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted. ASU 2020-04 - In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting. This ASU provides optional practical expedients and exceptions for applying United States Generally Accepted Accounting Principles ("US GAAP") provisions to contracts, hedging relationships, and other transactions that reference LIBOR, or other reference rates expected to be discontinued because of reference rate reform, if certain criteria are met. The provisions of this ASU do not apply to contract modifications made and hedging transactions entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in ASU 2020-04 are effective, for all entities, as of March 12, 2020 through December 31, 2022. The Company is currently reviewing the potential impact of the upcoming LIBOR

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
reference rate change on its current contracts and hedging relationships and will determine the applicable provisions of ASU 2020-04.

2. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(177)	$(1,260)	$(2,157)
Cash received for income taxes	$—	$616	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable	$1,029	$396	$4,592
Right-of-use assets obtained in exchange for financing lease obligations	$1,258	$67	$3,347
Carrying value of properties exchanged	$—	$3,890	$5,384

3. Acquisitions, Divestitures and Disposal of Assets and Oil and Gas Properties

2021 Acquisitions and Divestitures

On April 22, 2021, we announced the acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price was $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

North Park Basin Sale

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin ("NPB"), in Colorado, for a purchase price of $47 million. The sale closed for net proceeds of $39.7 million in cash, which amounts to the purchase price of $47 million net of effective date to close date adjustments. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $19.7 million gain related to the assets sold. The gain represents net proceeds of $39.7 million coupled with the release of revenues in suspense of $0.5 million and the relief of asset retirement obligations of $6.1 million offset by the reduction of $26.6 million in oil and gas properties related to NPB. The Company recorded a decrease to the sales price of $0.8 million as a result of post-closing adjustments made during the second half of the year. As a result, (Gain) loss on sale of assets decreased to $18.9 million for the year ended December 31, 2021.

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

4. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses and other current liabilities and other long-term obligations included in the consolidated balance sheets approximated fair value at December 31, 2021 and there were no open derivative contracts at December 31, 2020. Additionally, the carrying amount of debt associated with borrowings outstanding under the 2020 Credit Facility approximated fair value as borrowings bear interest at variable rates. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company's financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 2 of the hierarchy as of December 31, 2021, as described below.

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

Fair Value - Recurring Measurement Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands): There were no open commodity derivatives contracts as of December 31, 2020.

December 31, 2021

	Fair Value Measurements			Netting(1)	Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts	$—	$200	$—	$179	$21
Total	$—	$200	$—	$179	$21
____________________
(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Transfers. During the years ended December 31, 2021, 2020 and 2019, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Non-Financial Assets and Liabilities

See Note 9 for discussion of the Company’s impairment valuations.

5. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2021	2020
Oil, natural gas and NGL sales	$18,829	$12,757
Joint interest billing	3,441	6,421
Other	1,262	4,754
Total accounts receivable	23,532	23,932
Less: allowance for doubtful accounts	(2,027)	(4,356)
Total accounts receivable, net	$21,505	$19,576

The following table presents the balance and activity in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$4,356	$1,117
Additions charged to costs and expenses (1)	21	3,239
Deductions (2)	(2,350)	—
Ending balance	$2,027	$4,356
____________________
(1)The Company performed an assessment of receivable balances related to governmental and other regulatory items during the year ended December 31, 2020, and recorded a $2.5 million allowance that is non-recurring in nature. The assessment was almost entirely reversed in the amount of $2.4 million during the second half of 2021.
(2)Deductions represent collections of amounts for which an allowance had previously been established.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table summarizes derivative activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Loss (gain) on commodity derivative contracts	$2,251	$(5,765)	$(1,094)
Cash paid (received) on settlements	$2,230	$(5,879)	$(6,266)

Master Netting Agreements and the Right of Offset. As applicable, the Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis by commodity type in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of December 31, 2021, the counterparties to the Company’s open commodity derivative contracts consisted of one financial institution.

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions as of December 31, 2021 and no open positions as of December 31, 2020 (in thousands):

December 31, 2021

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$200	$179	$21	$—	$21
Total	$200	$179	$21	$—	$21

As of December 31, 2021, the Company's open derivative contracts consisted of natural gas and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
NGL Price Swaps: January 2022 - February 2022	1,042,000	Gallons	$1.20
Natural Gas Price Swaps: January 2022 - February 2022	720,000	MMBtu	$4.07

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a net basis with same counterparty netting (in thousands):

		December 31,
Type of Contract	Balance Sheet Classification	2021
Derivative liabilities
Natural Gas and NGL price swaps	Derivative - Current liabilities	$21

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
7. Leases

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

Operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying consolidated balance sheet as of December 31, 2021 and 2020.

The Company had operating and financing leases for vehicles and equipment outstanding during the year ended December 31, 2021 and 2020, which were not significant to the consolidated financial statements.

The components of lease costs recognized for the Company's right-of-use leases are shown below (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Short-term lease cost (1)	$892	$1,880	$9,994
Financing lease cost	389	1,220	1,397
Operating lease cost	151	169	188
Total lease cost	$1,432	$3,269	$11,579
___________________
(1)There were no short-term lease costs capitalized as part of oil and natural gas properties during the year ended December 31, 2021 and 2020, and $4.8 million in 2019. Portions of these costs were reimbursed to the Company by other working interest owners.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Oil and natural gas properties
Proved	$1,454,016	$1,463,950
Unproved	12,255	17,964
Total oil and natural gas properties	1,466,271	1,481,914
Less accumulated depreciation, depletion and impairment	(1,373,217)	(1,375,692)
Net oil and natural gas properties capitalized costs	93,054	106,222

Land	200	200
Electrical infrastructure	121,819	121,819
Non-oil and natural gas equipment	1,575	1,563
Buildings and structures	3,603	3,603
Financing Leases	1,384	1,051
Total	128,581	128,236
Less accumulated depreciation and amortization	(30,790)	(25,118)
Other property, plant and equipment, net	97,791	103,118
Total property, plant and equipment, net	$190,845	$209,340

The average rates used for depreciation and depletion of oil and natural gas properties were $0.78 per Boe in 2021, $5.11 per Boe in 2020 and $12.28 per Boe in 2019.

See Note 9 for discussion of impairment of other property, plant and equipment.

Costs Excluded from Amortization

The costs excluded from amortization was related to unproved properties, which were excluded from oil and natural gas properties subject to amortization at December 31, 2021 and 2020 were $12.3 million and $18.0 million, respectively.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Impairment for the years ended December 31, 2021, 2020 and 2019 consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Full cost pool ceiling limitation	$—	$218,399	$409,574
Other	—	38,000	—
	$—	$256,399	$409,574

During the year ended December 31, 2021, the Company did not record a full cost limitation impairment charge. The ceiling limitation impairment charges recorded for the year ended December 31, 2020 resulted from various factors, including a decrease in proved reserve value driven by a significant decline in the trailing twelve-month weighted average oil and natural gas prices in the first, second and third quarters of 2020. Impairment recorded in the year ended December 31, 2019 largely resulted from a decrease in the trailing twelve-month weighted average SEC prices for oil and natural gas prices in 2019, lower NGL prices, increases in expected operating expenses, and other less significant inputs. See Note 21 for additional discussion of our oil and gas producing properties.

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

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accounts payable and other accrued expenses	$13,727	$23,017
Production payable	23,974	15,367
Payroll and benefits	3,942	5,640
Taxes payable	3,902	6,864
Drilling advances	234	477
Accrued interest	—	61
Total accounts payable and accrued expenses	$45,779	$51,426

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
2020 Credit Facility - Term Loan	$—	$20,000
Long-term debt	$—	$20,000

Credit Facility. On November 30, 2020 the Company entered into the $30 million 2020 Credit Facility with a related party and affiliate of Icahn Enterprises, as Lender and Icahn Agency Services LLC, as administrative agent (the “New Administrative Agent”). The 2020 Credit Facility consisted of a $10.0 million revolving loan facility and a $20 million term loan facility.

The 2020 Credit Facility replaced the Company’s 2017 Credit Facility, dated February 10, 2017, as amended which was terminated effective November 30, 2020 and otherwise would have matured on April 1, 2021. The Company used the $20.0 million term loan proceeds to repay the $12.0 million outstanding on the 2017 Credit Facility on November 30, 2020.

On September 2, 2021, the Company repaid its $20.0 million, term loan in full and terminated all commitments and obligations under the 2020 Credit Facility. The Company’s payment to the Lender under the Credit Agreement satisfied all of the Company’s remaining term debt and revolving debt obligations. The Company did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Credit Agreement. The 2020 Credit Facility would have matured on November 30, 2023.

At December 31, 2021, the Company did not have any term or revolving debt obligations and as of December 31, 2020, the Company had a $20.0 million term loan outstanding under the 2020 Credit Facility.

During the year ended December 31, 2021, the weighted average interest rate paid for borrowings outstanding under the 2020 Credit Facility was approximately 2.6%. During the year ended December 31, 2020, the weighted average interest rate paid for borrowings outstanding under both the outstanding 2017 Credit Facility and the 2020 Credit Facility was approximately 3.2%.

As a result of the termination of the 2020 Credit Facility, the company does not have any covenants to maintain.

During the year ended December 31, 2021, the Company paid a related party, an affiliate of Icahn Enterprises, $0.4 million of interest expense which is included on the Interest expense, net line item on the Consolidated Statement of Operations. During the year ended December 31, 2020, the Company paid a related party, an affiliate of Icahn Enterprises, an immaterial amount of interest expense which is included on the Interest expense, net line item on the Consolidated Statement of Operations. The total outstanding balance of the 2020 Credit facility is recorded in long-term debt on the consolidated balance sheet as of December 31, 2020.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
12. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$57,168	$75,016	$60,064
Liability incurred upon acquiring and drilling wells	18	309	2,771
Revisions in estimated cash flows (1)	6,800	(17,192)	12,208
Liability settled or disposed in current period (2)	(8,668)	(6,866)	(5,379)
Accretion (3)	4,050	5,901	5,352
Ending balance	59,368	57,168	75,016
Less: current portion	17,606	16,467	22,119
Asset retirement obligations, net of current	$41,762	$40,701	$52,897
____________________
(1)    Revisions for the years ended December 31, 2021, 2020 and 2019 relate primarily to changes in estimated well lives due to changes in oil and natural gas prices and changes in plugging cost estimates.
(2) $6.1 million is related to the sale of NPB in February 2021.
(3)    Included on the Depreciation and depletion - oil and natural gas line item on the Consolidated Statement of Operations.

13. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of December 31, 2021. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets. At December 31, 2021 the Company's only material commitment in each of the next five years and beyond is its asset retirement obligations. See Note 12 for additional discussions.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma (“In re SandRidge Energy, Inc. Securities Litigation”); and

• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge
Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma (“Lanier Trust”)

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

14. Income Taxes

The Company’s income tax (benefit) provision consisted of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$(646)	$—
State	—	—	—
	—	(646)	—
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total (benefit) provision	$—	$(646)	$—

A reconciliation of the (benefit) provision for income taxes at the statutory federal tax rate to the Company’s actual income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Computed at federal statutory rate	$24,404	$(58,574)	$(94,354)
State taxes, net of federal benefit	3,012	(10,898)	(20,500)
Non-deductible expenses	83	18	137
Stock-based compensation	(541)	643	602
Return to provision adjustments	(221)	(945)	(6,096)
Refund of AMT Sequestration	—	(646)	—
Change in valuation allowance	(26,733)	69,285	120,211
Other	(4)	471	—
Total (benefit) provision	$—	$(646)	$—

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company’s cumulative negative earnings position, the Company continued to maintain the full valuation allowance against its remaining net deferred tax asset at December 31, 2019, December 31, 2020 and December 31, 2021.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax liabilities
Investments (1)	$—	$34,816
Derivative contracts	—	—
Total deferred tax liabilities	—	34,816
Deferred tax assets
Property, plant and equipment	181,037	317,063
Net operating loss carryforwards	440,332	365,772
Tax credits and other carryforwards	33,861	33,538
Asset retirement obligations	14,842	15,216
Investments (1)	106	—
Other	2,363	2,500
Total deferred tax assets	672,541	734,089
Valuation allowance	(672,541)	(699,273)
Net deferred tax liability	$—	$—
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

As of December 31, 2021, the Company had approximately $1.7 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.7 billion of federal NOL carryforwards, $0.8 billion expire during the years 2025 through 2037, while $0.9 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at December 31, 2021 or 2020.
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
15. Equity

Common Stock and Performance Share Units. At December 31, 2021, the Company had 36.7 million shares of common stock, par value $0.001 per share, issued and outstanding, including 0.1 million shares of unvested restricted stock awards, and 250.0 million shares of common stock authorized. The Company also has 0.4 million of restricted stock units, an immaterial amount of performance share units and 0.3 million stock options outstanding at December 31, 2021 as discussed further in Note 17.

Warrants. Since the fourth quarter of 2016, the Company has issued approximately 4.9 million Series A warrants and 2.1 million Series B warrants to certain holders of general unsecured claims as defined in the 2016 bankruptcy reorganization plan. These warrants are exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants. The warrants contain customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

Share Repurchase Program. In August 2021, our Board of Directors approved the initiation of a share repurchase program (the "Program") authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. We did not repurchase any common stock under the Program during the year ended December 31, 2021.

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

	Year Ended December 31,
	2021	2020	2019
Number of shares withheld for taxes	192	51	56
Value of shares withheld for taxes	$899	$64	$367

16. Revenues

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
Oil (1)	$62,297	$73,621	$186,360
NGL	50,836	17,962	35,598
Natural gas	55,749	22,867	44,146
Other	—	526	741
Total revenues	$168,882	$114,976	$266,845
(1) Results include revenue from NPB from 2019 through February 5, 2021, the closing date of the NPB sale.

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its customers. As of December 31, 2021 and 2020, the Company had revenues receivable of $18.8 million and $12.8 million., respectively, and we did not record any bad debt expense on revenues receivable December 31, 2021 and 2020.

17. Share-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 4, 2016 and authorizes the issuance of up to 4.6 million shares of SandRidge common stock.

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. At December 31, 2021, the Company had restricted stock awards, restricted stock units, performance share units and stock options outstanding under the Omnibus Incentive Plan. Forfeitures for these awards are recognized as they occur.
Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares at December 31, 2021 will generally vest over either a one-year period or three-year period with a remaining weighted average contractual period of 0.4 years and have $0.1 million of associated unrecognized compensation cost.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at December 31, 2018	365	$16.07
Granted	93	$8.06
Vested	(210)	$16.29
Forfeited / Canceled	(15)	$16.25
Unvested restricted shares outstanding at December 31, 2019	233	$12.66
Granted	105	$2.15
Vested	(174)	$11.53
Forfeited / Canceled	(50)	$15.97
Unvested restricted shares outstanding at December 31, 2020	114	$3.26
Granted	56	$5.26
Vested (1)	(111)	$2.99
Forfeited / Canceled	(2)	$16.25
Unvested restricted shares outstanding at December 31, 2021	57	$5.26
____________________
(1)     The aggregate intrinsic value of restricted stock that vested during 2021 was approximately $0.6 million based on the stock price at the time of vesting.

Restricted Stock Units. The Company’s restricted stock units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted stock units at December 31, 2021 will generally vest over a three-year period with a remaining weighted average contractual period of 2.19 years and have $1.4 million associated unrecognized compensation cost at year in December 31, 2021.

The following table presents a summary of the Company’s unvested restricted stock units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock units outstanding at December 31, 2020	1,410	$1.10
Granted	178	$7.58
Vested (1)	(477)	$1.14
Forfeited / Canceled	(705)	$0.94
Unvested restricted stock units outstanding at December 31, 2021	406	$4.18
____________________
(1)     The aggregate intrinsic value of restricted stock units that vested during 2021 was approximately $2.4 million based on the stock price at the time of vesting.

Performance Share Units. The Company’s performance share units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding performance share units at December 31, 2021 will generally vest over a three year period with a remaining weighted average contractual period of 0.15 years and an immaterial amount of unrecognized compensation cost at year in December 31, 2021.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company's performance share units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested performance share units outstanding at December 31, 2018	111	$20.41
Granted	—
Vested	(19)	$15.11
Forfeited / Canceled	—
Unvested performance share units outstanding at December 31, 2019	92	$20.41
Granted	205	$1.66
Vested	(92)	$20.41
Forfeited / Canceled	—
Unvested performance share units outstanding at December 31, 2020	205	$1.66
Granted	39	$5.01
Vested (1)	(197)	$1.70
Forfeited / Canceled	(13)	$2.38
Unvested performance share units outstanding at December 31, 2021	34	$5.01
____________________
(1)     The aggregate intrinsic value of performance share units that vested during 2021 was approximately $0.8 million.

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

Assumptions	For the Year Ended December 31, 2021
Risk-free interest rate	0.79%
Expected dividend yield	—%
Expected volatility	78.2%
Expected term	5 years

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company's stock option activity for the year ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value (in millions)
	(In thousands)
Outstanding at December 31, 2019	—	$—	—	$—
Granted	245	—	—	—
Forfeited / Canceled	(154)	—	—	—
Outstanding at December 31, 2020	91	$—	2.68	$0.24
Exercisable at December 31, 2020	—	$—	—	$—

Outstanding at December 31, 2020	91	$—	2.68	$0.24
Granted	250	—	—	—
Exercised	(9)	$6.43	—	—
Expired	(1)	—	—	—
Forfeited / Canceled	(7)	—	—	—
Outstanding at December 31, 2021 (1)	324	$—	7.80	$0.80
Exercisable at December 31, 2021	24	$—	1.59	$0.19
____________________
(1)     All outstanding stock options as of December 31, 2021 are expected to vest.
In August 2021 and February 2020, the Company granted nonqualified stock options. As of December 31, 2021, the total unrecognized compensation expense was $1.4 million and will be recognized over a weighted average period of 4.60 years.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following tables summarize the Company's share and incentive-based compensation for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Recurring Compensation Expense (1)	Executive Terminations (2)	Reduction in Force (2)	Accelerated Vesting (3)	Total
Year Ended December 31, 2021
Equity-classified awards:
Restricted stock awards and units	$773	$—	$11	$—	$784
Performance share units	476	—	6	—	482
Stock options	128	—	—	—	128
Total share-based compensation expense	1,377	—	17	—	1,394
Less: Capitalized compensation expense	—	—	—	—	—
Share and incentive-based compensation expense, net	$1,377	$—	$17	$—	$1,394
Year Ended December 31, 2020
Equity-classified awards:
Restricted stock awards	$974	$508	$40	$—	$1,522
Performance share units	211	1,276	—	—	1,487
Stock options	22	—	—	—	22
Total share-based compensation expense	1,207	1,784	40	—	3,031
Less: Capitalized compensation expense	(19)	—	—	—	(19)
Share and incentive-based compensation expense, net	$1,188	$1,784	$40	$—	$3,012
Year Ended December 31, 2019
Equity-classified awards:
Restricted stock awards	$2,526	$197	$500	$—	$3,223
Performance share units	282	281	—	—	563
Stock options	661	12	—	—	673
Total share-based compensation expense	3,469	490	500	—	4,459
Less: Capitalized compensation expense	(204)	—	—	—	(204)
Share and incentive-based compensation expense, net	$3,265	$490	$500	$—	$4,255
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

18. Incentive and Deferred Compensation Plans

Annual Incentive Plan. The Annual Incentive Plan ("AIP") incorporates quantitative performance measures, strategic qualitative goals and competitive target award levels for management and employees for the 2021 and 2020 performance years. Incentive bonus awards for 2021 will be provided based on performance measures related to health, safety and environment, production, operating expenses, among other metrics and will be paid in 2022 at the discretion of the Board of Directors. As of December 31, 2021 and 2020, the Company accrued approximately $2.1 million and $2.6 million, respectively for AIP. AIP Payments totaling $2.1 million were paid in 2021 for the 2020 performance year and $1.1 million were paid in 2020 for the 2019 performance year.

401(k) Plan. The Company maintains a 401(k) retirement plan for its employees. Under this plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by the IRS. For the years ended December 31, 2021, 2021, 2020 and 2019, the Company made matching contributions to the plan equal to 100% on the first 10% of employee

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
deferred wages, excluding incentive compensation, totaling $0.8 million, $1.1 million and $2.2 million, respectively. The decrease in contributions is due primarily to reductions in force that occurred in each of those years. Participants in the plan are immediately 100% vested in the discretionary employee contributions and related earnings on those contributions. The Company's matching contributions and related earnings vest based on years of service, with full vesting occurring on the fourth anniversary of employment.

19. Employee Termination Benefits

The following table presents a summary of employee termination benefits for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Cash	Share-Based Compensation (4)	Number of Shares	Total Employee Termination Benefits
Year Ended December 31, 2021
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
(4)    Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the sale of the North Park assets for the year end December 31, 2021 and performance share units upon the departure of certain executives and the reductions in workforce in 2020 and 2019 reflects the remaining unrecognized compensation expense associated with these awards at the date of termination was recorded as employee termination benefits. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards and performance share units. One share of the Company’s common stock was issued per performance share unit.

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
20. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2021
Basic earnings per share	$116,738	36,393	$3.21
Effect of dilutive securities
Restricted stock awards (1)	—	58
Restricted share units (1)	—	689
Performance share units (1)	—	83
Stock Options (1)	—	48
Warrants	—	—
Diluted earnings per share	$116,738	37,271	$3.13
Year Ended December 31, 2020
Basic loss per share	$(277,353)	35,689	$(7.77)
Effect of dilutive securities
Restricted stock awards (2)	—	—
Restricted share units (2)	—	—
Performance share units (2)	—	—
Stock Options (2)	—	—
Warrants (2)	—	—
Diluted loss per share	$(277,353)	35,689	$(7.77)
Year Ended December 31, 2019
Basic loss per share	$(449,305)	35,427	$(12.68)
Effect of dilutive securities
Restricted stock awards (2)	—	—
Restricted share units (2)	—	—
Performance share units (2)	—	—
Stock Options (2)	—	—
Warrants (2)	—	—
Diluted loss per share	$(449,305)	35,427	$(12.68)
____________________
(1)The incremental shares of potentially dilutive restricted stock awards, restricted stock units, performance share units and stock options were included for the year ended December 31, 2021 as their effect was dilutive under the treasury stock method.
(2)No incremental shares of potentially dilutive restricted stock awards, restricted share units, performance share units, stock options or warrants were included for the years ended December 31, 2020 and 2019, as their effect was antidilutive under the treasury stock method.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2021	2020	2019
Oil and natural gas properties
Proved	$1,454,016	$1,463,950	$1,484,359
Unproved	12,255	17,964	24,603
Total oil and natural gas properties	1,466,271	1,481,914	1,508,962
Less accumulated depreciation, depletion and impairment	(1,373,217)	(1,375,692)	(1,129,622)
Net oil and natural gas properties capitalized costs	$93,054	$106,222	$379,340

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Acquisitions of properties
Proved	$3,545	$3,701	$(210)
Unproved	—	—	2,653
Exploration (1)	905	1,005	2,900
Development	10,045	3,563	156,210
Total cost incurred	$14,495	$8,269	$161,553
____________________
(1)    Includes land, geological, geophysical and leasehold costs.

Results of Operations for Oil and Natural Gas Producing Activities

The following table presents the Company’s results of operations from oil and natural gas producing activities (in thousands), which exclude any interest costs or indirect general and administrative costs and, therefore, are not necessarily indicative of the impact the Company’s operations have on actual net earnings.

	Year Ended December 31,
	2021	2020	2019
Revenues	$168,882	$114,450	$266,104
Expenses
Production costs	46,309	53,474	110,711
Depreciation and depletion	9,372	50,349	146,874
Impairment	—	218,399	409,574
Total expenses	55,681	322,222	667,159
Income (loss) before income taxes	113,201	(207,772)	(401,055)
Income tax expense (benefit) (1)	26,734	(51,750)	(105,477)
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$86,467	$(156,022)	$(295,578)
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

Over 96% of the Company’s proved reserves estimates have been prepared by independent reservoir engineers and geoscience professionals and the remaining 4% of proved reserves are estimated internally are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

Cawley, Gillespie & Associates, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs for over 96% of the Company’s net interest in oil and natural gas properties as of the end 2021 and Cawley, Gillespie & Associates and Ryder Scott together prepared over 90% as of the end of 2020 and 2019. Cawley, Gillespie & Associates and Ryder Scott are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. The remaining proved reserves were based on Company estimates.

The Company believes the geoscience and engineering data examined provides reasonable assurance that the proved reserves are economically producible in future years from known reservoirs, and under recent, past or historical economic conditions, operating methods and governmental regulations. Estimates of proved reserves are subject to change, either positively or negatively, as additional information is available and contractual and economic conditions change.

2021 Activity. Proved reserves increased from 36.9 MMBoe at December 31, 2020 to 71.3 MMBoe at December 31, 2021, primarily as a result of positive revisions of 27.3 MMBoe associated with the increase in year-end SEC commodity prices for oil and natural gas, 13.6 MMBoe associated with reduction in expenses and other commercial improvements, 3.7 MMBoe related to a well reactivation program, and purchases of 1.4 MMBoe of proved reserves. The Company also recorded 2021 production totaling 6.8 MMBoe and a decrease of 3.6 MMBoe due to sales and 1.2 MMBoe attributable to well shut-ins, and other revisions.

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

The summary below presents changes in the Company’s estimated reserves. NPB is included in 2021, 2020 and 2019.

	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf) (1)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2018	64,019	28,175	407,891	160,176
Revisions of previous estimates	(25,530)	(9,277)	(142,239)	(58,514)
Acquisitions of new reserves	—	—	—	—
Extensions and discoveries	635	94	2,127	1,084
Sales of reserves in place	(297)	(223)	(2,308)	(905)
Production	(3,519)	(2,910)	(33,164)	(11,956)
As of December 31, 2019	35,308	15,859	232,307	89,885
Revisions of previous estimates	(24,650)	(2,246)	(107,426)	(44,800)
Acquisitions of new reserves	74	437	3,391	1,076
Extensions and discoveries	—	—	—	—
Sales of reserves in place	(163)	(111)	(1,827)	(579)
Production	(2,084)	(2,694)	(23,552)	(8,703)
As of December 31, 2020	8,485	11,245	102,893	36,879
Revisions of previous estimates (2)	3,627	14,924	148,736	43,340
Acquisitions of new reserves	135	438	5,235	1,446
Extensions and discoveries	—	—	—	—
Sales of reserves in place	(3440)	(28)	(716)	(3,587)
Production	(957)	(2,266)	(21,417)	(6,793)
As of December 31, 2021	7,850	24,313	234,731	71,285
Proved developed reserves
As of December 31, 2019	14,078	14,532	200,853	62,086
As of December 31, 2020	8,485	11,245	102,893	36,879
As of December 31, 2021	7,850	24,313	234,731	71,285
Proved undeveloped reserves
As of December 31, 2019	21,230	1,327	31,454	27,799
As of December 31, 2020	—	—	—	—
As of December 31, 2021	—	—	—	—
_________________
(1)    Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)    Revisions include changes due to previous quantity estimates, pricing, and productions costs.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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
•pricing is applied based upon SEC prices at December 31, 2021, 2020 and 2019, adjusted for fixed or determinable contracts that are in existence at year-end.
The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2021	2020	2019
Oil (per Bbl)	$64.95	$36.54	$50.63
NGL (per Bbl)	$19.26	$6.40	$12.45
Natural gas (per Mcf)	$2.56	$0.87	$1.16
•future development and production costs are determined based on trailing 12 month average cost at year-end;
•the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and
•a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Company’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	December 31,
	2021	2020	2019
Future cash inflows from production	$1,579,734	$471,038	$2,254,530
Future production costs	(735,904)	(270,512)	(1,028,695)
Future development costs (1)	(66,732)	(81,687)	(536,081)
Future income tax expenses (2)	—	—	—
Undiscounted future net cash flows	777,098	118,839	689,754
10% annual discount	(344,184)	(13,853)	(325,464)
Standardized measure of discounted future net cash flows (3)	$432,914	$104,986	$364,290
____________________
(1)    Includes abandonment costs.
(2)    The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws, including expected tax benefits to be realized from the utilization of net operating loss carryforwards.
(3)    NPB is included in 2020 and 2019.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning present value	$104,986	$364,290	$1,045,603
Changes during the year
Revenues less production	(122,964)	(61,407)	(155,772)
Net changes in prices, production and other costs	380,026	(135,652)	(491,035)
Development costs incurred	83	—	90,591
Net changes in future development costs (1)	446	(2,167)	450,162
Extensions and discoveries	—	—	11,921
Revisions of previous quantity estimates (1)	112,926	(99,533)	(478,238)
Accretion of discount	6,016	36,429	101,778
Purchases of reserves in-place	15,541	4,744	—
Sales of reserves in-place	(29,792)	(1,067)	(3,331)
Timing differences and other (2)	(34,354)	(651)	(207,389)
Net change for the year	327,928	(259,304)	(681,313)
Ending present value (3) (4)	$432,914	$104,986	$364,290
____________________
(1)     The change in estimated future development costs and revisions of previous quantity estimates primarily reflect increases from the well reactivation program and extended reserve life due to increase in pricing.
(2)    The change in timing differences and other are related to revisions in the Company’s estimated time of production and development.
(3)    Standardized Measure was determined using SEC prices, and does not reflect actual prices received or current market prices.
(4)    NPB is included in 2020 and 2019.

22. Subsequent Events

As of the filing date of this report, the Company does not have any open derivative contracts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2022: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2022: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2022: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2022: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 30, 2022.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1.Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing on page 58.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc., as filed with the Secretary of State of Delaware	8-A	001-33784	3.1	7/2/2020
4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016
4.2	Warrant Agreement, dated as of October 4, 2016, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-33784	10.6	10/7/2016
4.3	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016
4.4	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017
4.5	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018
4.6	Description of Registrant's Securities	10-K	001-33784	4.6	2/27/2020	*
10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016
10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017
10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017
10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017
10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017
10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018
10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018
10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018
10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018
10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018
10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019
10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015
10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/09/2019
10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/09/2019
10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-K	001-33784	10.4.2	2/27/2020
10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016
10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017
10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016
10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018
10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018
10.11	Letter Agreement, dated April, 2020, by and between the Company and Carl F. Giesler, Jr.	8-K	001-33784	10.1	4/7/2020
10.13	Real Estate Purchase and Sale Agreement, dated May 15, 2020, by and between Robinson Park, LLC and SandRidge Realty LLC	8-K	001-33784	10.1	5/19/2020
10.14	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	7/2/2020
10.15	Letter Agreement, dated April 24, 2020, by and between the Company and Salah Gamoudi	8-K	001-33784	10.1	7/2/2020
10.16	Purchase and Sale Agreement by and between SandRidge Energy, Inc. and Gondola Resources, LLC, dated December 11, 2020	8-K	001-33784	2.1	12/14/2020
10.17	Stock Options Award Agreement - Grayson Pranin					*
10.18	Restricted Stock Units Award Agreement - Grayson Pranin					*
21.1	Subsidiaries of SandRidge Energy, Inc.					*
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
23.1	Consent of Deloitte & Touche LLP					*
23.2	Consent of Cawley, Gillespie & Associates					*
23.3	Consent of Ryder Scott Company, L.P.					*
31.1	Section 302 Certification-Chief Executive Officer					*
31.2	Section 302 Certification-Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
99.1	Report of Cawley, Gillespie & Associates					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
† Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

	By	/s/ Grayson Pranin
Grayson Pranin
President, Chief Executive Officer and Chief Operating Officer
March 10, 2022

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grayson Pranin and Salah Gamoudi and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GRAYSON PRANIN	President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 10, 2022
Grayson Pranin

/s/ SALAH GAMOUDI	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 10, 2022
Salah Gamoudi

/s/ JAFFREY FIRESTONE	Director	March 10, 2022
Jaffrey Firestone

/s/ JONATHAN FRATES	Chairman	March 10, 2022
Jonathan Frates

/s/ JOHN J. LIPINSKI	Director	March 10, 2022
John J. Lipinski

/s/ RANDOLPH C. READ	Director	March 10, 2022
Randolph C. Read