Form 10-K/A
period 2021-12-31
SANDRIDGE ENERGY INC
filed 2022-07-15
CIK 1349436

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7276(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The aggregate market value of our common stock held by
non-affiliates
on June 30, 2021 was approximately $195.5 million based on the closing price as quoted on the New York Stock Exchange. As of March 3, 2022, there were 36,696,519 shares of our common stock outstanding.

Auditor Firm ID:	34	Auditor Name:	DELOITTE & TOUCHE LLP	Auditor Location:	Houston, TX
EXPLANATORY NOTE
Sandridge Energy, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form
10-K
(this “Amendment”) for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (the “Original Filing”). In response to an SEC comment letter dated June 30, 2022, this Amendment makes certain revisions to the Original Filing to reflect the following revisions:

•	Revise the consent of Deloitte & Touche LLP, which was inadvertently misdated in the Original Filing; and

•
Provide additional clarifying statements on assumptions used in regards to our reserves report filed in the Original Filing as Exhibit 99.1. We have made no changes to any volumetric, dollar value or other quantitative metric in our reserves report filed in the Original Filing as Exhibit 99.1.

In addition, as required by
Rule 12b-15 under
the Securities Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, “Item 15. Exhibits, Financial Statement Schedules” hereof.
Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.
This Amendment should be read in conjunction with the Original Filing.
Item 15.
Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
1. Consolidated Financial Statements
The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, were filed as Part II, Item 8 of the Original Form
10-K.
2. Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.
3. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	99.1	10/4/2016

3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016

3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016

3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc., as filed with the Secretary of State of Delaware	8-A	001-33784	3.1	7/2/2020

4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016

4.2	Warrant Agreement, dated as of October 4, 2016, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-33784	10.6	10/7/2016

4.3	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016

4.4	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017

4.5	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018

4.6	Description of Registrant’s Securities	10-K	001-33784	4.6	2/27/2020

10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016

10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017

10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017

10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017

10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017

10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018

10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018

10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018

10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018

10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018

10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019

10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015

10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/09/2019

10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/09/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-K	001-33784	10.4.2	2/27/2020

10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016

10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019

10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017

10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016

10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016

10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018

10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018

10.11	Letter Agreement, dated April, 2020, by and between the Company and Carl F. Giesler, Jr.	8-K	001-33784	10.1	4/7/2020

10.13	Real Estate Purchase and Sale Agreement, dated May 15, 2020, by and between Robinson Park, LLC and SandRidge Realty LLC	8-K	001-33784	10.1	5/19/2020

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.14	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	7/2/2020

10.15	Letter Agreement, dated April 24, 2020, by and between the Company and Salah Gamoudi	8-K	001-33784	10.1	7/2/2020

10.16	Purchase and Sale Agreement by and between SandRidge Energy, Inc. and Gondola Resources, LLC, dated December 11, 2020	8-K	001-33784	2.1	12/14/2020

10.17	Stock Options Award Agreement - Grayson Pranin	10-K	001-33784	10.17	3/10/2022

10.18	Restricted Stock Units Award Agreement - Grayson Pranin	10-K	001-33784	10.18	3/10/2022

21.1	Subsidiaries of SandRidge Energy, Inc.	10-K	001-33784	21.1	3/10/2022

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021

23.1	Consent of Deloitte & Touche LLP					*

23.2	Consent of Cawley, Gillespie & Associates					*

23.3	Consent of Ryder Scott Company, L.P.					*

31.1	Section 302 Certification-Chief Executive Officer					*

31.2	Section 302 Certification-Chief Financial Officer					*

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*

99.1	Amended Report of Cawley, Gillespie & Associates					*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL and included as Exhibit 101)					*

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

	By	/s/ Grayson Pranin
Grayson Pranin
President, Chief Executive Officer and Chief Operating Officer

July 15, 2022