Form 10-Q
period 2022-06-30
SANDRIDGE ENERGY INC
filed 2022-08-04
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 29, 2022, was 36,741,824.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II, (collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” as defined by the SEC. These forward-looking statements may include projections and estimates concerning our capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, the impact of the COVID-19 pandemic, the potential impact of international negotiations on the supply and demand of oil, natural gas and natural gas liquids (“NGL”), outcomes and effects of litigation, claims and disputes, elements of our business strategy, compliance with governmental regulation of the oil, natural gas and NGL industry, including environmental regulations, acquisitions and divestitures and the potential effects on our financial condition and other statements concerning our operations, financial performance and financial condition.

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Form 10-K and Form 10-K/A”) and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2022

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$203,442	$137,260
Restricted cash - other	1,743	2,264
Accounts receivable, net	32,187	21,505
Prepaid expenses	3,198	626
Other current assets	80	80
Total current assets	240,650	161,735
Oil and natural gas properties, using full cost method of accounting
Proved	1,477,699	1,454,016
Unproved	11,487	12,255
Less: accumulated depreciation, depletion and impairment	(1,376,147)	(1,373,217)
	113,039	93,054
Other property, plant and equipment, net	94,851	97,791
Other assets	268	332
Total assets	$448,808	$352,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$56,635	$45,779
Derivative contracts	—	21
Asset retirement obligation	17,256	17,606
Other current liabilities	702	627
Total current liabilities	74,593	64,033
Asset retirement obligation	43,482	41,762
Other long-term obligations	1,606	1,795
Total liabilities	119,681	107,590
Commitments and contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,742 issued and outstanding at June 30, 2022 and 36,675 issued and outstanding at December 31, 2021	37	37
Warrants	88,520	88,520
Additional paid-in capital	1,063,326	1,062,737
Accumulated deficit	(822,756)	(905,972)
Total stockholders’ equity	329,127	245,322
Total liabilities and stockholders’ equity	$448,808	$352,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Oil, natural gas and NGL	$69,760	$34,196	$127,247	$67,819
Total revenues	69,760	34,196	127,247	67,819
Expenses
Lease operating expenses	9,512	9,232	20,374	17,186
Production, ad valorem, and other taxes	4,799	2,534	8,909	4,710
Depreciation and depletion — oil and natural gas	2,826	2,193	5,227	4,698
Depreciation and amortization — other	1,563	1,475	3,138	2,969
General and administrative	2,171	2,522	4,701	4,612
Restructuring expenses	433	256	642	2,310
Employee termination benefits	—	—	—	49
Loss on derivative contracts	—	—	1,064	—
Gain on sale of assets	—	—	—	(19,713)
Other operating income, net	(51)	(65)	(115)	(113)
Total expenses	21,253	18,147	43,940	16,708
Income from operations	48,507	16,049	83,307	51,111
Other income (expense)
Interest expense, net	(27)	(84)	(179)	(131)
Other income, net	12	287	88	315
Total other income (expense)	(15)	203	(91)	184
Income before income taxes	48,492	16,252	83,216	51,295
Income tax expense (benefit)	—	—	—	—
Net income	$48,492	$16,252	$83,216	$51,295
Net income per share
Basic	$1.32	$0.45	$2.27	$1.42
Diluted	$1.30	$0.44	$2.24	$1.38
Weighted average number of common shares outstanding
Basic	36,699	36,416	36,667	36,187
Diluted	37,185	37,345	37,107	37,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2022
Balance at December 31, 2021	36,675	$37	6,981	$88,520	$1,062,737	$(905,972)	$245,322
Issuance of stock awards, net of cancellations	51	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	384	—	384
Cash paid for tax obligations on vested stock awards	—	—	—	—	(235)	—	(235)
Net income	—	—	—	—	—	34,724	34,724
Balance at March 31, 2022	36,726	$37	6,981	$88,520	$1,062,886	$(871,248)	$280,195
Issuance of stock awards, net of cancellations	16	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	440	—	440
Net income	—	—	—	—	—	48,492	48,492
Balance at June 30, 2022	36,742	$37	6,981	$88,520	$1,063,326	$(822,756)	$329,127
Six Months Ended June 30, 2021
Balance at December 31, 2020	35,928	$36	6,734	$88,520	$1,062,220	$(1,022,710)	$128,066
Issuance of stock awards, net of cancellations	6	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	236	—	236
Issuance of common stock for general unsecured claims	201	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Cash paid for tax obligations on vested stock awards	—	—	—	—	(19)	—	(19)
Net Income	—	—	—	—	—	35,043	35,043
Balance at March 31, 2021	36,135	$36	6,981	$88,520	$1,062,437	$(987,667)	$163,326
Issuance of stock awards, net of cancellations	425	1	—	—	(1)	—	—
Stock options exercised and Stock-based compensation	—	—	—	—	584	—	584
Cash paid for tax obligations on vested stock awards	—	—	—	—	(594)	—	(594)
Net Income	—	—	—	—	—	16,252	16,252
Balance at June 30, 2021	36,560	$37	$6,981	$88,520	$1,062,426	$(971,415)	$179,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,216	$51,295
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	—	21
Depreciation, depletion, and amortization	8,365	7,667
Debt issuance costs amortization	—	36
Loss on derivative contracts	1,064	—
Cash paid on settlement of derivative contracts	(1,085)	—
Gain on sale of assets	—	(19,713)
Stock-based compensation	754	799
Other	76	71
Changes in operating assets and liabilities	(13,234)	(6,945)
Net cash provided by operating activities	79,156	33,231
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(11,959)	(4,389)
Acquisition of assets	(1,431)	(3,545)
Purchase of other property and equipment	(49)	(59)
Proceeds from sale of assets	306	37,900
Net cash provided by (used in) investing activities	(13,133)	29,907
CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of financing lease liability	(197)	(122)
Debt issuance costs	—	(81)
Proceeds from exercise of stock options	70	21
Cash paid for tax obligations on vested stock awards	(235)	(613)
Net cash used in financing activities	(362)	(795)
NET INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	65,661	62,343
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	139,524	28,266
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$205,185	$90,609
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(167)	$(106)
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of Plant, Property and Equipment in accounts payables and accrued expenses	$10,858	$1,260
Right-of-use assets obtained in exchange for financing lease obligations	$117	$363

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas acquisition, development and production company headquartered in Oklahoma City, Oklahoma with a principal focus on developing and producing hydrocarbon resources in the United States Mid-Continent region (“Mid-Con”).

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned or majority owned subsidiaries, including its proportionate share of the Royalty Trusts. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2021 Form 10-K and 10-K/A. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the Company’s 2021 Form 10-K and 10-K/A, as well as the items noted below.

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

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses, and other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2022 and December 31, 2021.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had liabilities classified in Level 2 of the hierarchy as of December 31, 2021 and none as of June 30, 2022 as described below.

Level 2 Fair Value Measurements

Commodity Derivative Contracts. As applicable, the fair values of the Company’s oil, natural gas and NGL fixed price swaps are based upon inputs that are either readily available in the public market, such as oil, natural gas and NGL futures prices, volatility factors and discount rates, or can be corroborated from active markets. As applicable, if the Company has a commodity derivative contract in place, the fair value is determined through the use of a discounted cash flow model or option pricing model using the applicable inputs discussed above. The Company applies a weighted average credit default risk rating factor for its counterparties or gives effect to its credit default risk rating, as applicable, in determining the fair value of these derivative contracts. Credit default risk ratings are based on current published credit default swap rates.

Fair Value - Recurring Measurement Basis

There were no open commodity derivative contracts as of June 30, 2022. The following table summarizes the Company’s liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2021

	Fair Value Measurements			Netting (1)	Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts	$—	$200	$—	$179	$21
Total	$—	$200	$—	$179	$21
____________________
(1)    Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

Transfers. The Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements as of June 30, 2022 and December 31, 2021.

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil, natural gas and NGL. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil, natural gas or NGL production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of June 30, 2022.

The Company has not designated any of its derivative contracts as hedges for accounting purposes. As applicable, if the Company has open derivative contracts, the Company has recorded such contracts at fair value with changes in derivative contract fair values recognized as a gain or loss on derivative contracts in the condensed consolidated income statements. Commodity derivative contracts were settled on a monthly basis, and the commodity derivative contract valuations were adjusted to the mark-to-market valuation on a quarterly basis.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2022, and 2021 (in thousands):

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss on commodity derivative contracts	$—	$—	$1,064	$—
Cash paid on settlements	$—	$—	$(1,085)	$—

Master Netting Agreements and the Right of Offset. As applicable, the Company has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of June 30, 2022. As of December 31, 2021, the Company’s open commodity derivative contracts were held with one counterparty.

There were no open derivative positions as of June 30, 2022. The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative liability positions as of December 31, 2021 were (in thousands):

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a net basis with the same counterparty (in thousands):

Type of Contract	Balance Sheet Classification	December 31, 2021
Derivative liabilities
Natural Gas and NGL price swaps	Current liabilities - Derivative Contracts	$21
Total net derivative contracts		$21

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Oil and natural gas properties
Proved	$1,477,699	$1,454,016
Unproved	11,487	12,255
Total oil and natural gas properties	1,489,186	1,466,271
Less: accumulated depreciation, depletion and impairment	(1,376,147)	(1,373,217)
Net oil and natural gas properties	113,039	93,054

Land	200	200
Electrical infrastructure	121,819	121,819
Other non-oil and natural gas equipment	1,636	1,575
Building and structures	3,603	3,603
Financing leases	1,230	1,384
Total	128,488	128,581
Less: accumulated depreciation and amortization	(33,637)	(30,790)
Other property, plant and equipment, net	94,851	97,791
Total property, plant and equipment, net	$207,890	$190,845

5. Acquisitions and Divestitures

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin ("NPB"), in Colorado, for a gross purchase price of $47 million. The sale closed for net proceeds of $38.9 million in cash, net of $8.1 million in closing adjustments, primarily for production revenue received prior to closing. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $19.7 million gain, during the first six months of 2021, related to the assets sold. During the last six months of 2021 we recognized additional closing adjustments of $0.8 million, which reduced the gain on the sale of assets to $18.9 million. The $18.9 million gain represents net proceeds of $38.9 million coupled with the release of revenues in suspense of $0.5 million and the relief of asset retirement obligations of $6.1 million offset by the reduction of $26.6 million in oil and gas properties related to NPB.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and other accrued expenses	$24,029	$13,727
Production payable	24,836	23,974
Payroll and benefits	2,897	3,942
Taxes payable	4,639	3,902
Drilling advances	234	234
Total accounts payable and accrued expenses	$56,635	$45,779

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

As previously disclosed in the Company's 2021 Form 10-K and 10-K/A, there are certain ongoing Cases (as that term is defined in the Company's 2021 Form 10-K and 10-K/A).

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's trailing three-year cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at June 30, 2022 and December 31, 2021. As a result, the Company had no federal or state income tax expense or benefit for the three and six-month periods ended June 30, 2022 and 2021.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 during 2016 that subjected certain of the Company’s tax attributes, including net operating losses ("NOLs"), to an IRC Section 382 limitation. This limitation has not resulted in cash taxes for any period subsequent to the ownership change. Since the 2016 ownership change, the Company has generated additional NOLs and other tax attributes that are not currently subject to an IRC Section 382 limitation. The Company adopted the tax benefits preservation plan, as amended on March 16, 2021, in order to protect the Company’s ability to use its tax NOLs and certain other tax benefits.

As of June 30, 2022, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2028 through 2037, while the remaining $0.9 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.
The Company did not have unrecognized tax benefits at June 30, 2022 and December 31, 2021.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2018 to present remain open for federal examination. Additionally, tax years 2005 through 2017 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

9. Equity

Common Stock, Performance Share Units, and Stock Options. At June 30, 2022, the Company had approximately 250.0 million shares of common stock authorized, 36.7 million shares of common stock, par value $0.001 per share, issued and outstanding. Further, at June 30, 2022, the Company had zero shares of unvested restricted stock awards, 0.4 million shares of unvested restricted stock units, 0.3 million stock options outstanding, and an immaterial number of unvested performance share units.

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

Share Repurchase Program. In August 2021, the Company's Board of Directors (the “Board”) approved the initiation of a share repurchase program (the "Program") authorizing the Company to purchase up to an aggregate of $25.0 million of the Company’s common stock. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at the Company's discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program during the quarter ended June 30, 2022.

10. Revenues

The following table disaggregates the Company’s revenue by source for the three and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Oil	$22,602	$14,666	$42,383	$30,214
NGL	19,453	10,625	37,195	19,481
Natural gas	27,705	8,905	47,669	18,124
Total revenues (1)	$69,760	$34,196	$127,247	$67,819
(1)Six months ended June 30, 2021 includes 36 days of production and related revenues for NPB, which was sold on February 5, 2021.

Oil, natural gas and NGL revenues. All of the Company’s revenues come from the sale of oil, natural gas and NGLs and are recorded at a point in time when control of the oil, natural gas and NGL production passes to the purchaser at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck. As the Company’s purchaser obtains control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross basis.

Pricing for the Company’s oil, natural gas and NGL contracts is variable and is based on either an index price, net of deductions, or a percentage of the sales price obtained by the purchaser, which is also based on index prices. The transaction price is allocated on a pro-rata basis to each unit of oil, natural gas or NGL sold based on the terms of the contract. Oil, natural gas and NGL revenues are also recorded net of royalties, discounts and allowances, and transportation costs, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from revenues and are included in production, ad valorem, and other tax expense in the condensed consolidated income statements.

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its purchaser. As of June 30, 2022, and December 31, 2021, the Company had revenues receivable of $27.5 million and $18.8 million, respectively. The Company did not record any bad debt expense on revenues receivable nor write-offs during the three and six-month periods ended June 30, 2022 and 2021, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Earnings	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended June 30, 2022
Basic earnings per share	$48,492	36,699	$1.32
Effect of dilutive securities
Restricted stock units	—	339
Restricted stock awards	—	34
Performance share units (1)	—	—
Stock options	—	113
Diluted earnings per share (2)	$48,492	37,185	$1.30
Three Months Ended June 30, 2021
Basic earnings per share	$16,252	36,416	$0.45
Effect of dilutive securities
Restricted stock units	—	855
Restricted stock awards	—	36
Performance share units (1)	—	—
Stock options	—	38
Diluted earnings per share (2)	$16,252	37,345	$0.44
Six Months Ended June 30, 2022
Basic earnings per share	$83,216	36,667	$2.27
Effect of dilutive securities
Restricted stock units	—	323
Restricted stock awards	—	42
Performance share units (1)	—	—
Stock options	—	75
Diluted earnings per share (2)	$83,216	37,107	$2.24
Six Months Ended June 30, 2021
Basic earnings per share	$51,295	36,187	$1.42
Effect of dilutive securities
Restricted stock units	—	1,019
Restricted stock awards		39
Performance share units (1)	—	—
Stock options	—	38
Diluted earnings per share (2)	$51,295	37,283	$1.38
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards and stock options were included for the three and six month periods ended June 30, 2022 and 2021 as their effect was dilutive under the treasury stock method.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2021 Form 10-K and 10-K/A. Our discussion and analysis includes the following subjects:

•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.

The financial information with respect to the three and six-month periods ended June 30, 2022, and 2021, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”). Prior to February 5, 2021, we held assets in the North Park Basin ("NPB" or “North Park") of Colorado, which have been sold in their entirety.

The chart below shows production by product for the three and six-month periods ended June 30, 2022 and 2021:

Mid-Con Production (MBoe)
4,000
3,000
2,000
1,000
0
1,620
872
541
207
1,733
893
613
227
3,226
1,738
1,067
421
3,307
1,725
1,134
448
Q2 QTD'22
Q2 QTD'21
Q2 YTD'22
Q2 YTD'21 (1)
Oil
NGL
Natural Gas

(1)Excludes 67 MBoe of oil production from North Park Basin, which was sold on February 5, 2021.

Total MBoe production for the three-month period ended June 30, 2022 was comprised of approximately 12.8% oil, 53.8% natural gas and 33.4% NGL compared to 13.1% oil, 51.5% natural gas and 35.4% NGL in 2021.

Total MBoe production for the six-month period ended June 30, 2022 was comprised of approximately 13.1% oil, 53.8% natural gas and 33.1% NGL compared to 15.3% oil, 51.1% natural gas and 33.6% NGL in 2021.

Recent Events

•Consistent with our 2022 Development Program, announced on March 9, 2022, we commenced the drilling of three new wells during the quarter ended June 30, 2022.

•On June 20, 2022 the Audit Committee appointed Moss Adams LLP as our independent registered public accounting firm.

Outlook

We will continue to focus on growing the cash value and generation capability of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects we believe provide high rates of returns in the current commodity price environment. These projects include (1) a continuation of our well reactivation program, (2) artificial lift conversions to more efficient and cost effective systems and (3) focused drilling in high-graded areas. Stabilization of forward looking commodity prices, results, costs and other factors will shape our development decisions in 2022 and beyond. We will also remain open, patient and maintain optionality for opportunistic, value-accretive acquisitions and business combinations.

Demand for natural gas has increased in the United States with inventory levels falling below the five-year average, coupled with only modest increases in production. This has resulted in upward pressure on natural gas pricing. The rising consumption of crude oil, oil supply disruptions due to geopolitical events, and the risk of supply outages amid low global inventory levels have caused oil prices to rise. An increase in current and future oil supply is needed to meet forecasted demand in order to ease pressure on oil pricing. Our planned capital expenditure activity in 2022 is expected to add incremental production for 2022.

Consolidated Results of Operations

Our consolidated revenues and cash flow are generated from the production and sale of oil, natural gas and NGL. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGL we produce, and our ability to find and economically develop and produce our reserves. Prices for oil, natural gas and NGL fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average New York Mercantile Exchange "NYMEX" prices for oil and natural gas are shown in the table below:

	Three month periods ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
NYMEX Oil (per Bbl)	$108.83	$95.02	$77.34	$70.59
NYMEX Natural gas (per MMBtu)	$7.47	$4.67	$4.76	$4.32

In order to reduce our exposure to price fluctuations, from time to time we may enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas and NGL production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” As of June 30, 2022, we had no open commodity derivative contracts. However, we had commodity derivative activity during the quarter ended March 31, 2022. See “Note 3 - Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Revenues

Consolidated revenues for the three and six-month periods ended June 30, 2022, and 2021 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil	$22,602	$14,666	$42,383	$30,214
NGL	19,453	10,625	37,195	19,481
Natural gas	27,705	8,905	47,669	18,124
Total revenues (1)	$69,760	$34,196	$127,247	$67,819

(1)Mid-Continent represented $64.6 million, or 95.3% of total consolidated revenues for the six-months ended June 30, 2021. NPB represented $3.2 million, or 4.7% of total consolidated revenues for the six-months ended June 30, 2021.

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three and six-month periods ended June 30, 2022, and 2021 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

Production data
Oil (MBbls)	207	227	421	515
NGL (MBbls)	541	613	1,067	1,134
Natural gas (MMcf)	5,231	5,356	10,426	10,349
Total volumes (MBoe)	1,620	1,733	3,226	3,374
Average daily total volumes (MBoe/d)	17.8	19.0	17.8	18.6
Average prices—as reported (1)
Oil (per Bbl)	$109.06	$64.73	$100.57	$58.70
NGL (per Bbl)	$35.96	$17.33	$34.86	$17.18
Natural gas (per Mcf)	$5.30	$1.66	$4.57	$1.75
Total (per Boe)	$43.07	$19.74	$39.45	$20.10
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$109.06	$64.73	$100.57	$58.70
NGL (per Bbl)	$35.96	$17.33	$34.57	$17.18
Natural gas (per Mcf)	$5.30	$1.66	$4.50	$1.75
Total (per Boe)	$43.07	$19.74	$39.11	$20.10
__________________
(1)Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlement. The average NYMEX prices for the three month period ended June 30, 2022 were $108.83 for Oil and $7.47 for Natural Gas. The average NYMEX prices for the three month period ended June 30, 2021 were $66.18 for Oil and $2.98 for Natural Gas. The average NYMEX prices for the six month period ended June 30, 2022 were $102.01 for Oil and $6.07 for Natural Gas. The average NYMEX prices for the six month period ended June 30, 2021 were $62.20 for Oil and $2.85 for Natural Gas.

The table below presents production by area of operation for the three and six-month periods ended June 30, 2022, and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mid-Continent	1,620	100.0%	1,733	100.0%	3,226	100.0%	3,307	98.0%
North Park Basin	—	—%	—	—%	—	—%	67	2.0%
Total	1,620	100.0%	1,733	100.0%	3,226	100.0%	3,374	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six-month periods ended June 30, 2022, and 2021 are shown in the table below (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
2021 oil, natural gas and NGL revenues	$34,196	$67,819
Change due to production volumes	(4,866)	(5,838)
Change due to average prices	40,430	65,266
2022 oil, natural gas and NGL revenues	$69,760	$127,247

Revenues from oil, natural gas and NGL sales increased $35.6 million or 104.0% for the three-months ended June 30, 2022 as compared to the three-months ended June 30, 2021. Revenues from oil, natural gas and NGL sales increased $59.4 million or 87.6% for the six-months ended June 30, 2022 as compared to the six-months ended June 30, 2021. Revenue increased primarily due to favorable realized commodity prices offset by a slight decrease in production primarily as a result of the sale of NPB, in addition to natural production declines partially offset by our well reactivation program. See "Item 1A—Risk Factors" included in our 2021 Form 10-K and 10-K/A for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2022, and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

Lease operating expenses	$9,512	$9,232	$20,374	$17,186
Production, ad valorem, and other taxes	4,799	2,534	8,909	4,710
Depreciation and depletion—oil and natural gas	2,826	2,193	5,227	4,698
Depreciation and amortization—other	1,563	1,475	3,138	2,969
Total operating expenses	$18,700	$15,434	$37,648	$29,563

Lease operating expenses ($/Boe)	$5.87	$5.33	$6.32	$5.09
Production, ad valorem, and other taxes ($/Boe)	$2.96	$1.46	$2.76	$1.40
Depreciation and depletion—oil and natural gas ($/Boe)	$1.74	$1.27	$1.62	$1.39
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	6.9%	7.4%	7.0%	6.9%

Lease operating expenses increased $0.3 million or $0.54/Boe for the three-months ended June 30, 2022, as compared to the three-months ended June 30, 2021. Lease operating expenses increased by $3.2 million or $1.23/Boe for the six-months ended June 30, 2022, as compared to the six-months ended June 30, 2021. The increase was primarily due to a higher number of producing wells, higher workover expense due to our well reactivation program and inflationary pressures.

Production, ad valorem, and other taxes has increased primarily due to higher commodity prices and related revenues as discussed above for the three-and six-months ended June 30, 2022. Further, it decreased as a percentage of oil, natural gas, and NGL revenue for the three-months ended June 30, 2022 as compared to the same period in 2021, primarily due to reduced ad valorem taxes as a result of the sale of NPB. Further, production tax as a percentage of oil, natural gas, and NGL revenue for the six-months ended June 30, 2022 as compared to the same period in 2021, remained flat.

The average depreciation and depletion rate for our oil and natural gas properties for the three-months ended June 30, 2022 increased by $0.47/Boe from the three months ended June 30, 2021. The average depreciation and depletion rate for our oil and natural gas properties for the six-months ended June 30, 2022 increased by $0.23/Boe from the six-months ended June 30, 2021. The increases are primarily due to higher capitalized costs due to our well reactivation, drilling and other capital expenditure activities.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2022 were $85.78 per barrel of oil and $5.13 per Mcf of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded, therefore no full cost ceiling limitation impairments were recorded during the three and six-month periods ended June 30, 2022 or 2021. During certain periods within the past five years the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the June 30, 2022 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the ten months ended July 1, 2022, as well as two month of NYMEX strip pricing for August and September of 2022 as of July 28, 2022, we anticipate the SEC prices utilized in the September 30, 2022 full cost ceiling test may be $92.59 per barrel of oil and $6.09 per Mcf of natural gas, (the "estimated third quarter prices"). Applying these estimated second quarter prices, and holding all other inputs constant to those used in the calculation of our June 30, 2022 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the third quarter of 2022.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses for the three and six-month periods ended June 30, 2022, and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
General and administrative	$2,171	$2,522	$4,701	$4,612
Restructuring expenses	433	256	642	2,310
Employee termination benefits	—	—	—	49
Loss on derivative contracts	—	—	1,064	—
Gain on sale of assets	—	—	—	(19,713)
Other operating income	(51)	(65)	(115)	(113)
Total non-operating expenses	$2,553	$2,713	$6,292	$(12,855)

General and administrative expenses decreased by $0.4 million for the three-months ended June 30, 2022, compared to the same period in 2021. The decrease primarily relates to a decreases in professional fees and employee compensation. General and administrative expenses were flat for the six-months ended June 30, 2022, compared to the same period in 2021.

Restructuring expenses represent fees and costs associated with the 2016 bankruptcy and exit from NPB in Colorado. Restructuring expenses increased by $0.2 million and decreased by $1.7 million for the three and six-month periods ended June 30, 2022, compared to the same period in 2021. For the six-month period ended June 30, 2022 the decrease primarily relates to payments of $1.3 million, made during the first half of 2021, to settle general unsecured claims related to our 2016 bankruptcy.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2022, and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss on commodity derivative contracts	$—	$—	$1,064	$—
Cash paid on settlements	$—	$—	$(1,085)	$—

As applicable, our derivative contracts were not designated as accounting hedges and, as a result, changes in their fair values were recorded each quarter as a component of operating expenses. Internally, management has historically viewed the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil, natural gas and NGL production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil and natural gas prices at the time of settlement, compared to the contract price for our commodity derivative contracts; and, cash is paid on settlement of contracts due to higher oil, natural gas and NGL prices at the time of settlement, compared to the contract price for our commodity derivative contracts. See further discussion of derivative contracts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in Part I of this Quarterly Report.

(Gain) loss on sale of assets decreased by $19.7 million for the six-month period ended June 30, 2022, compared to the same period in 2021. The decrease relates to the gain from sale of NPB in February 2021. See “Acquisitions and Divestitures” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the sale of NPB.

Other Income (Expense)

Our other income (expense) for the three and six-month periods ended June 30, 2022, and 2021 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income (expense)
Interest expense, net	$(27)	$(84)	$(179)	$(131)
Other income, net	12	287	88	315
Total other income (expense)	$(15)	$203	$(91)	$184

Interest expense incurred during the three-month period ended June 30, 2022 is primarily comprised of interest related to letters of credit. Interest expense incurred during the six-month period ended June 30, 2022 is primarily comprised of interest paid on royalty obligations of $0.1 million. Interest expense incurred during the three and six-month periods ended June 30, 2021 is primarily comprised of interest paid on the prior 2020 Credit Facility as discussed in our 2021 10-K and 10-K/A.

The Other income (expense), net line item for the three and six-month periods ended June 30, 2022, and 2021 primarily relates to a gain on the sale of fleet vehicles.

Liquidity and Capital Resources

As of June 30, 2022, our cash and cash equivalents, including restricted cash was $205.2 million. For the next twelve months, we expect to have ample liquidity with cash on hand and cash from operations. The Company has no outstanding term or revolving debt obligations.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Our working capital increased to $166.1 million at June 30, 2022, compared to $97.7 million at December 31, 2021. The positive impact on working capital resulted primarily from an increase in cash and cash equivalents at June 30, 2022 as a result of cash flows from operations, partially offset by increased accrued liabilities due to our increased capital expenditure activity in 2022.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the six-month periods ended June 30, 2022, and 2021 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$79,156	$33,231
Cash flows provided by (used in) investing activities	(13,133)	29,907
Cash flows used in financing activities	(362)	(795)
Net increase in cash and cash equivalents and restricted cash	$65,661	$62,343

Cash Flows from Operating Activities

The $45.9 million increase in cash flow from operations for the six-month period ended June 30, 2022 compared to the same period in 2021, is primarily due to higher revenues as a result of improved commodity prices as discussed above offset by a slight decrease in production. The changes in operating assets and liabilities do not include changes in accounts payable or accrued expenses attributable to capital expenditures noted in the capital expenditure table below.

Cash Flows from Investing Activities

Our cash flows provided from investing activities during the six-month period ended June 30, 2022 reflects capital expenditures of $12.0 million primarily related to capital expenditures made for drilling, capital workovers, well reactivations, inventory purchases and an acreage acquisition for $1.4 million. The increase was partially offset by $0.3 million of proceeds from the sale of assets.

During the six-month period ended June 30, 2021, cash flows from investing activities primarily reflects $37.9 million of net cash proceeds from the sale of assets offset by capital expenditures of $4.4 million. See "Note 5—Acquisitions and Divestitures" to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

Capital expenditures for the six-month periods ended June 30, 2022, and 2021 are summarized below (in thousands):

	Six Months Ended June 30,
	2022	2021
Capital Expenditures
Drilling, completion and capital workovers (1)	$21,159	$3,242
Leasehold and geophysical	629	283
Capital expenditures, excluding acquisitions (on an accrual basis)	21,788	3,525
Acquisitions	1,431	3,604
Capital expenditures, including acquisitions	23,219	7,129
Changes in accounts payable and accrued expenses	(9,829)	864
Total cash paid for capital expenditures	$13,390	$7,993
(1)The Company capitalized $4.5 million in inventory purchases, net of inventory utilized during 2022 on drilling, completion, capital workover and well reactivation activities.

Cash Flows from Financing Activities

Cash used in financing activities for the six-month period ended June 30, 2022 consisted primarily of $0.2 million of cash used to pay employee tax obligations, for vested stock awards that were settled by net exercise, and finance lease payments of $0.2 million offset by immaterial proceeds from the exercise of stock options. Cash used in financing activities for the six-month period ended June 30, 2021 consisted primarily of finance lease payments and cash used to pay employee tax obligations for vested stock awards that were settled by net exercise. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Indebtedness

Credit Facility

On September 2, 2021, we repaid our $20.0 million term loan in full and terminated all commitments and obligations under the 2020 Credit Facility, between us, as Borrower, IEP Energy Holding LLC, as Lender, and Icahn Agency Services LLC, as Administrative Agent. Our payment to the Lender under the Credit Agreement satisfied all of our term debt and revolving debt obligations. We did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Credit Agreement. See item 7 “Liquidity and Capital Resources” in the Company’s 2021 Form 10-K and 10-K/A.

Contractual Obligations and Off-Balance Sheet Arrangements

At June 30, 2022, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2021 Form10-K and 10-K/A.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Form 10-K and 10-K/A. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1 - Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2022.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGL. Due to the historical price volatility of these commodities, from time to time we have historically entered into commodity derivative contracts for a portion of our anticipated production volumes for the purpose of reducing the variability of the oil, natural gas and NGL prices we receive.

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2022, we had no open commodity derivative contracts or obligations to enter into commodity derivative contracts.

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

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2022, and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss on commodity derivative contracts	$—	$—	$1,064	$—
Cash paid on settlements	$—	$—	$(1,085)	$—

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 7—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2021 Form 10-K and 10-K/A.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as purchases and retirements of shares.

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

SandRidge Energy, Inc.

Date: August 4, 2022	By:	/s/ Salah Gamoudi
Salah Gamoudi Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)