Form 10-Q
period 2022-09-30
SANDRIDGE ENERGY INC
filed 2022-11-03
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 28, 2022, was 36,867,913.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of SandRidge Mississippian Trust I and SandRidge Mississippian Trust II, (collectively, the “Royalty Trusts”).

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” as defined by the SEC. These forward-looking statements may include projections and estimates concerning our capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, the potential impact of international negotiations on the supply and demand of oil, natural gas and natural gas liquids (“NGL”), outcomes and effects of litigation, claims and disputes, elements of our business strategy, compliance with governmental regulation of the oil, natural gas and NGL industry, including environmental regulations, acquisitions and divestitures and the potential effects on our financial condition and other statements concerning our operations, financial performance and financial condition.

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Form 10-K and 10-K/A”) and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2022

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$238,859	$137,260
Restricted cash - other	1,744	2,264
Accounts receivable, net	31,075	21,505
Derivative contracts	4,040	—
Prepaid expenses	1,346	626
Other current assets	1,582	80
Total current assets	278,646	161,735
Oil and natural gas properties, using full cost method of accounting
Proved	1,493,956	1,454,016
Unproved	11,553	12,255
Less: accumulated depreciation, depletion and impairment	(1,377,639)	(1,373,217)
	127,870	93,054
Other property, plant and equipment, net	93,691	97,791
Other assets	230	332
Total assets	$500,437	$352,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$54,077	$45,779
Derivative contracts	—	21
Asset retirement obligation	17,142	17,606
Other current liabilities	841	627
Total current liabilities	72,060	64,033
Asset retirement obligation	44,321	41,762
Other long-term obligations	1,757	1,795
Total liabilities	118,138	107,590
Commitments and contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,865 issued and outstanding at September 30, 2022 and 36,675 issued and outstanding at December 31, 2021	37	37
Warrants	88,518	88,520
Additional paid-in capital	1,062,775	1,062,737
Accumulated deficit	(769,031)	(905,972)
Total stockholders’ equity	382,299	245,322
Total liabilities and stockholders’ equity	$500,437	$352,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Oil, natural gas and NGL	$70,899	$46,584	$198,146	$114,403
Total revenues	70,899	46,584	198,146	114,403
Expenses
Lease operating expenses	9,693	9,080	30,067	26,266
Production, ad valorem, and other taxes	4,768	2,219	13,677	6,929
Depreciation and depletion — oil and natural gas	3,091	2,092	8,318	6,790
Depreciation and amortization — other	1,582	1,513	4,720	4,482
General and administrative	2,382	2,229	7,083	6,841
Restructuring expenses	76	(1,696)	718	614
Employee termination benefits	—	—	—	49
(Gain) loss on derivative contracts	(4,258)	4,129	(3,194)	4,129
(Gain) loss on sale of assets	—	761	—	(18,952)
Other operating income	(25)	(202)	(140)	(315)
Total expenses	17,309	20,125	61,249	36,833
Income from operations	53,590	26,459	136,897	77,570
Other income (expense)
Interest expense, net	(12)	(256)	(191)	(387)
Other income, net	147	2,396	235	2,711
Total other income	135	2,140	44	2,324
Income before income taxes	53,725	28,599	136,941	79,894
Income tax (benefit) expense	—	—	—	—
Net income	$53,725	$28,599	$136,941	$79,894
Net Income per share
Basic	$1.46	$0.78	$3.73	$2.20
Diluted	$1.45	$0.77	$3.69	$2.15
Weighted average number of common shares outstanding
Basic	36,797	36,577	36,710	36,318
Diluted	37,150	36,996	37,121	37,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2022
Balance at December 31, 2021	36,675	$37	6,981	$88,520	$1,062,737	$(905,972)	$245,322
Issuance of stock awards, net of cancellations	51	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	384	—	384
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(235)	—	(235)
Net income	—	—	—	—	—	34,724	34,724
Balance at March 31, 2022	36,726	$37	6,981	$88,520	$1,062,886	$(871,248)	$280,195
Issuance of stock awards, net of cancellations	16	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	440	—	440
Net income	—	—	—	—	—	48,492	48,492
Balance at June 30, 2022	36,742	$37	6,981	$88,520	$1,063,326	$(822,756)	$329,127
Issuance of stock awards, net of cancellations	123	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	384	—	384
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(942)	—	(942)
Warrants exercised	—	—	—	(2)	7	—	5
Net income	—	—	—	—	—	53,725	53,725
Balance at September 30, 2022	36,865	$37	6,981	$88,518	$1,062,775	$(769,031)	$382,299
Nine Months Ended September 30, 2021
Balance at December 31, 2020	35,928	$36	6,734	$88,520	$1,062,220	$(1,022,710)	$128,066
Issuance of stock awards, net of cancellations	6	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	236	—	236
Issuance of common stock for general unsecured claims	201	—	—	—	—	—	—
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(19)	—	(19)
Net Income	—	—	—	—	—	35,043	35,043
Balance at March 31, 2021	36,135	$36	6,981	$88,520	$1,062,437	$(987,667)	$163,326
Issuance of stock awards, net of cancellations	425	1	—	—	(1)	—	—
Stock options exercised and Stock-based compensation	—	—	—	—	584	—	584
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(594)	—	(594)
Net Income	—	—	—	—	—	16,252	16,252
Balance at June 30, 2021	36,560	$37	$6,981	$88,520	$1,062,426	$(971,415)	$179,568
Issuance of stock awards, net of cancellations	114	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	236	—	236
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(286)	—	(286)
Net Income	—	—	—	—	—	28,599	28,599
Balance at September 30, 2021	36,674	$37	6,981	$88,520	$1,062,376	$(942,816)	$208,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136,941	$79,894
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	—	(2,329)
Depreciation, depletion, and amortization	13,038	11,272
Debt issuance costs amortization	—	57
Write off of debt issuance costs	—	174
(Gain) loss on derivative contracts	(3,194)	4,129
Realized settlement losses on derivative contracts	(867)	—
Gain on sale of assets	—	(18,952)
Stock-based compensation	1,131	1,036
Other	115	107
Changes in operating assets and liabilities	(12,534)	(9,073)
Net cash provided by operating activities	134,630	66,315
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(31,129)	(8,615)
Acquisition of assets	(1,431)	(3,545)
Purchase of other property and equipment	(49)	(59)
Proceeds from sale of assets	448	38,086
Net cash (used in) provided by investing activities	(32,161)	25,867
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings	—	(20,000)
Reduction of financing lease liability	(295)	(493)
Debt issuance costs	—	(75)
Proceeds from exercise of stock options	77	21
Proceeds from exercise of warrants	5	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(1,177)	(899)
Net cash used in financing activities	(1,390)	(21,446)
NET INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	101,079	70,736
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	139,524	28,266
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$240,603	$99,002
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(198)	$(168)
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of Plant, Property and Equipment in accounts payables and accrued expenses	$8,153	$2,169
Right-of-use assets obtained in exchange for financing lease obligations	$538	$960

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and natural gas liquids reserves; impairment tests of long-lived assets; the carrying value of unproved oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; determinations of significant alterations to the full cost pool and related estimates of fair value used to allocate the full cost pool net book value to divested properties, as necessary; valuation allowances for deferred tax assets; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. Although management believes the estimates used in the areas noted above are reasonable, actual results could differ significantly from those estimates.

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses, and other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at September 30, 2022 and December 31, 2021.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets and liabilities classified in Level 2 of the hierarchy as of September 30, 2022 and December 31, 2021, respectively, as described below.

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

Fair Value - Recurring Measurement Basis

As of September 30, 2022 and December 31, 2021 the following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2022

	Fair Value Measurements			Netting (1)	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$4,040	$—	$—	$4,040
Total	$—	$4,040	$—	$—	$4,040

December 31, 2021

	Fair Value Measurements			Netting (1)	Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts	$—	$200	$—	$179	$21
Total	$—	$200	$—	$179	$21
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

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Gain) loss on derivative contracts	$(4,258)	$4,129	$(3,194)	$4,129
Realized settlement gains (losses) on derivative contracts	$218	$—	$(867)	$—

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

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) the Company’s net derivative asset and liability positions as of September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$4,040	$—	$4,040	$—	$4,040
Total	$4,040	$—	$4,040	$—	$4,040

December 31, 2021

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$200	$179	$21	$—	$21
Total	$200	$179	$21	$—	$21

As of September 30, 2022, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: October 2022 - March 2023	2,088,000	MMBtu	$8.39

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a net basis with the same counterparty (in thousands):

Type of Contract	Balance Sheet Classification	September 30, 2022
Derivative assets
Natural Gas	Current assets - Derivative Contracts	$4,040
Total net derivative contracts		$4,040

Type of Contract	Balance Sheet Classification	December 31, 2021
Natural Gas and NGL price swaps	Current liabilities - Derivative Contracts	$21
Total net derivative contracts		$21

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Oil and natural gas properties
Proved	$1,493,956	$1,454,016
Unproved	11,553	12,255
Total oil and natural gas properties	1,505,509	1,466,271
Less: accumulated depreciation, depletion and impairment	(1,377,639)	(1,373,217)
Net oil and natural gas properties	127,870	93,054

Land	200	200
Electrical infrastructure	121,819	121,819
Other non-oil and natural gas equipment	1,638	1,575
Building and structures	3,603	3,603
Financing leases	1,497	1,384
Total	128,757	128,581
Less: accumulated depreciation and amortization	(35,066)	(30,790)
Other property, plant and equipment, net	93,691	97,791
Total property, plant and equipment, net	$221,561	$190,845

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

North Park Basin Sale

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin ("NPB"), in Colorado, for a gross purchase price of $47 million. The sale closed for net proceeds of $38.9 million in cash, net of $8.1 million in closing adjustments, primarily for production revenue received prior to closing. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $19.7 million gain related to the assets sold. During the three months ended September 30, 2021 we recognized additional closing adjustments of $0.8 million, which reduced the gain on the sale of assets to $18.9 million. The $18.9 million gain represents net proceeds of $38.9 million coupled with the release of revenues in suspense of $0.5 million and the relief of asset retirement obligations of $6.1 million offset by the reduction of $26.6 million in oil and gas properties related to NPB.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and other accrued expenses	$20,731	$13,727
Production payable	25,845	23,974
Payroll and benefits	2,961	3,942
Taxes payable	4,306	3,902
Drilling advances	234	234
Total accounts payable and accrued expenses	$54,077	$45,779

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

In each of the Cases, lead plaintiffs seek to recover unspecified damages, interest, costs and expenses incurred in the litigation on behalf of themselves and class members. Although the claims against the Company in each Case have been discharged, the Company remains a nominal defendant as the Cases await final judgement. The Company may also be contractually obligated to indemnify two former officers who are defendants and the SandRidge Mississippian Trust I against losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, which it is required to advance, arising out of the Cases, although the Company disputes any such obligations. Such indemnification is not covered by insurance with respect to the Trust. As of October 2020, we have exhausted all remaining insurance coverage for the costs of indemnification and expect no further reimbursements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
In light of the status of the Cases and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome in either case or provide an estimate of any reasonably possible loss or range of possible loss related thereto. Accordingly, the Company has not established or accrued any liabilities relating to the Cases and believes that the plaintiffs' claims are without merit. However, considering the exhaustion of insurance coverage available to the Company, such losses, if incurred, could be material. The Company intends to continue to vigorously defend against the Cases in its capacity as a nominal defendant.

8. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company's trailing three-year cumulative negative earnings position, the Company continued to maintain a full valuation allowance against its net deferred tax asset at September 30, 2022 and December 31, 2021. As a result, the Company had no federal or state income tax expense or benefit for the three and nine-month periods ended September 30, 2022 and 2021.

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

As of September 30, 2022, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2028 through 2037, while the remaining $0.9 billion do not have an expiration date. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.
The Company did not have unrecognized tax benefits at September 30, 2022 and December 31, 2021.

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

9. Equity

Common Stock, Performance Share Units, and Stock Options. At September 30, 2022, the Company had approximately 250.0 million shares of common stock authorized, 36.9 million shares of common stock, par value $0.001 per share, issued and outstanding. Further, at September 30, 2022, the Company had an immaterial number of unvested restricted stock awards, 0.3 million shares of unvested restricted stock units, 0.2 million unvested stock options outstanding, and an immaterial number of unvested performance share units.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Warrants. The Company issued approximately 4.9 million Series A warrants and 2.1 million Series B warrants that were exercisable until October 4, 2022 for one share of common stock per warrant at initial prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants, to certain holders of general unsecured claims as defined in the 2016 bankruptcy reorganization plan. The warrants contained customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. During the quarter ended September 30, 2022, warrant holders exercised 91 Series A warrants and 41 Series B warrants for 132 shares of common stock.

Share Repurchase Program. In August 2021, the Company's Board of Directors (the “Board”) approved the initiation of a share repurchase program (the "Program") authorizing the Company to purchase up to an aggregate of $25.0 million of the Company’s common stock. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at the Company's discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program during the three or nine-month periods ended September 30, 2022.

10. Revenues

The following table disaggregates the Company’s revenue by source for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Oil	$23,855	$15,198	$66,238	$45,412
NGL	15,364	14,863	52,559	34,344
Natural gas	31,680	16,523	79,349	34,647
Total revenues (1)	$70,899	$46,584	$198,146	$114,403
(1)Nine months ended September 30, 2021 includes 36 days of production and related revenues for NPB, which was sold on February 5, 2021.

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its purchaser. As of September 30, 2022 and December 31, 2021, the Company had revenues receivable of $25.4 million and $18.8 million, respectively. The Company did not record any bad debt expense on revenues receivable nor write-offs during the three and nine-month periods ended September 30, 2022 and 2021, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Earnings	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2022
Basic earnings per share	$53,725	36,797	$1.46
Effect of dilutive securities
Restricted stock units	—	263
Restricted stock awards	—	2
Performance share units (1)	—	—
Stock options	—	88
Diluted earnings per share (2)	$53,725	37,150	$1.45
Three Months Ended September 30, 2021
Basic earnings per share	$28,599	36,577	$0.78
Effect of dilutive securities
Restricted stock units	—	343
Restricted stock awards	—	28
Performance share units (1)	—	—
Stock options	—	48
Diluted earnings per share (2)	$28,599	36,996	$0.77
Nine Months Ended September 30, 2022
Basic earnings per share	$136,941	36,710	$3.73
Effect of dilutive securities
Restricted stock units	—	309
Restricted stock awards	—	22
Performance share units (1)	—	—
Stock options	—	80
Diluted earnings per share (2)	$136,941	37,121	$3.69
Nine Months Ended September 30, 2021
Basic earnings per share	$79,894	36,318	$2.20
Effect of dilutive securities
Restricted stock units	—	787
Restricted stock awards		54
Performance share units (1)	—	—
Stock options	—	41
Diluted earnings per share (2)	$79,894	37,200	$2.15
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards and stock options were included for the three and nine-month periods ended September 30, 2022 and 2021 as their effect was dilutive under the treasury stock method.

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

The financial information with respect to the three and nine-month periods ended September 30, 2022 and 2021, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”). Prior to February 5, 2021, we held assets in the North Park Basin ("NPB" or “North Park") of Colorado, which have been sold in their entirety.

The chart below shows production by product for the three and nine-month periods ended September 30, 2022 and 2021:

Mid-Con Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,638
880
499
259
1,722
951
552
219
4,864
2,618
1,566
680
5,029
2,676
1,686
667
Q3 QTD'22
Q3 QTD'21
Q3 YTD'22
Q3 YTD'21 (1)
Oil
NGL
Natural Gas

(1)Excludes 67 MBoe of oil production from North Park Basin, which was sold on February 5, 2021.

Total MBoe production for the three-month period ended September 30, 2022 was comprised of approximately 15.8% oil, 53.7% natural gas and 30.5% NGL compared to 12.7% oil, 55.2% natural gas and 32.1% NGL in 2021.

Total MBoe production for the nine-month period ended September 30, 2022 was comprised of approximately 14.0% oil, 53.8% natural gas and 32.2% NGL compared to 14.4% oil, 52.5% natural gas and 33.1% NGL in 2021.

Recent Events

•Consistent with our 2022 capital development program, we drilled three wells and completed three wells during the quarter ended September 30, 2022.

•On October 5, 2022 the Company’s Board of Directors appointed Ms. Nancy Dunlap to serve as a member of the Board. Ms. Dunlap also joined the Audit Committee.

Outlook

We will continue to focus on growing the cash value and generation capability of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects we believe provide high rates of returns in the current commodity price environment. These projects include (1) a continuation of our well reactivation program, (2) artificial lift conversions to more efficient and cost effective systems and (3) focused drilling in high-graded areas. We will continue to monitor forward-looking commodity prices, results, costs and other factors that could influence returns on investments, which will continue to shape our disciplined development decisions in 2022 and beyond. We will also continue to maintain optionality to execute on value accretive merger and acquisition opportunities that could bring synergies, leverage our core competencies, compliment our portfolio of assets, further utilize our NOLs or otherwise yield attractive returns for our shareholders.

Consolidated Results of Operations

Our consolidated revenues and cash flows are generated from the production and sale of oil, natural gas and NGL. Our revenues, profitability and future growth depend substantially on prevailing prices received for our production, the quantity of oil, natural gas and NGL we produce, and our ability to find and economically develop and produce our reserves. Prices for oil, natural gas and NGL fluctuate widely and are difficult to predict. To provide information on the general trend in pricing, the average New York Mercantile Exchange ("NYMEX") prices for oil and natural gas are shown in the tables below:

	Three-month periods ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
NYMEX Oil (per Bbl)	$93.06	$108.83	$95.02	$77.34	$70.59
NYMEX Natural gas (per Mcf)	$8.32	$7.75	$4.84	$4.93	$4.48

	Nine-month periods ended
	September 30, 2022	September 30, 2021
NYMEX Oil (per Bbl)	$98.96	$65.06
NYMEX Natural gas (per Mcf)	$6.99	$3.47

In order to reduce our exposure to price fluctuations, from time to time we may enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas and NGL production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil and natural gas. Conversely, during periods of declining oil and natural gas market prices, our commodity derivative contracts may partially offset declining revenues and cash flows to the extent strike prices for our contracts are above market prices at the time of settlement. See “Note 3 — Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Revenues

Consolidated revenues for the three and nine-month periods ended September 30, 2022 and 2021 are presented in the table below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Oil	$23,855	$15,198	$8,657	57%	$66,238	$45,412	$20,826	46%
NGL	15,364	14,863	501	3%	52,559	34,344	18,215	53%
Natural gas	31,680	16,523	15,157	92%	79,349	34,647	44,702	129%
Total revenues (1)	$70,899	$46,584	$24,315	52%	$198,146	$114,403	$83,743	73%

(1)Mid-Continent represented $111.2 million, or 97.2% of total consolidated revenues for the nine-months ended September 30, 2021. NPB represented $3.2 million, or 2.8% of total consolidated revenues for the nine-months ended September 30, 2021.

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three and nine-month periods ended September 30, 2022 and 2021 is shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	Change	% Change	2022	2021	Change	% Change

Production data
Oil (MBbls)	259	219	40	18%	680	734	(54)	(7)%
NGL (MBbls)	499	552	(53)	(10)%	1,566	1,686	(120)	(7)%
Natural gas (MMcf)	5,286	5,710	(424)	(7)%	15,712	16,059	(347)	(2)%
Total volumes (MBoe)	1,638	1,722	(84)	(5)%	4,864	5,096	(232)	(5)%
Average daily total volumes (MBoe/d)	17.8	18.7	(1)	(5)%	17.8	18.7	(1)	(5)%
Average prices—as reported (1)
Oil (per Bbl)	$92.24	$69.40	$22.84	33%	$97.41	$61.87	$35.54	57%
NGL (per Bbl)	$30.79	$26.93	$3.86	14%	$33.56	$20.37	$13.19	65%
Natural gas (per Mcf)	$5.99	$2.89	$3.10	107%	$5.05	$2.16	$2.89	134%
Total (per Boe)	$43.28	$27.06	$16.22	60%	$40.74	$22.45	$18.29	81%
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$92.24	$69.40	$22.84	33%	$97.41	$61.87	$35.54	57%
NGL (per Bbl)	$30.79	$26.93	$3.86	14%	$33.36	$20.37	$12.99	64%
Natural gas (per Mcf)	$6.03	$2.89	$3.14	109%	$5.01	$2.16	$2.85	132%
Total (per Boe)	$43.42	$27.06	$16.36	60%	$40.56	$22.45	$18.11	81%
__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

The table below presents production by area of operation for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total	Production (MBoe)	% of Total

Mid-Continent	1,638	100.0%	1,722	100.0%	4,864	100.0%	5,029	98.7%
North Park Basin	—	—%	—	—%	—	—%	67	1.3%
Total	1,638	100.0%	1,722	100.0%	4,864	100.0%	5,096	100.0%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and nine-month periods ended September 30, 2022 are shown in the table below (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
2021 oil, natural gas and NGL revenues	$46,584	$114,403
Change due to production volumes	(3,636)	(9,451)
Change due to average prices	27,951	93,194
2022 oil, natural gas and NGL revenues	$70,899	$198,146

Revenue increased due to favorable realized commodity prices offset by a slight decrease in production primarily as a result of the sale of NPB, in addition to natural production declines partially offset by our well reactivation program and production from new wells. See "Item 1A—Risk Factors" included in our 2021 Form 10-K and 10-K/A for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	Change	% Change	2022	2021	Change	% Change

Lease operating expenses	$9,693	$9,080	$613	7%	$30,067	$26,266	$3,801	14%
Production, ad valorem, and other taxes	4,768	2,219	2,549	115%	13,677	6,929	6,748	97%
Depreciation and depletion—oil and natural gas	3,091	2,092	999	48%	8,318	6,790	1,528	23%
Depreciation and amortization—other	1,582	1,513	69	5%	4,720	4,482	238	5%
Total operating expenses	$19,134	$14,904	$4,230	28%	$56,782	$44,467	$12,315	28%

Lease operating expenses ($/Boe)	$5.92	$5.27	$0.65	12%	$6.18	$5.15	$1.03	20%
Production, ad valorem, and other taxes ($/Boe)	$2.91	$1.29	$1.62	126%	$2.81	$1.36	$1.45	107%
Depreciation and depletion—oil and natural gas ($/Boe)	$1.89	$1.22	$0.67	55%	$1.71	$1.33	$0.38	29%
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	6.7%	4.8%	1.9%	40%	6.9%	6.1%	0.8%	13%

The increase in lease operating expenses was primarily due to inflationary pressures, a higher number of producing wells and higher workover expense due to our well reactivation program.

Production, ad valorem, and other taxes increased primarily due to higher commodity prices and related revenues as discussed above for the three-and nine-months ended September 30, 2022. Further, it increased as a percentage of oil, natural gas, and NGL revenue for the three and nine-months ended September 30, 2022 as compared to the same periods in 2021. The increase in production, ad valorem, and other taxes as a percentage of commodity revenues stems primarily from an increase in ad valorem taxes for the three-months ended September 30, 2022. For the three-months ended September 30, 2021, ad valorem taxes were lower in part due to a change in estimate related to NPB. For the nine-months ended September 30, 2022, the increase in percentage of commodity revenues related primarily to an increase in production taxes.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of increased capital expenditures which increased our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2022 were $91.71 per barrel of oil and $6.13 per Mcf of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three and nine-month periods ended September 30, 2022 or 2021. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the September 30, 2022 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended October 1, 2022, as well as two months of NYMEX strip pricing for November and December of 2022 as of October 11, 2022, we estimate the SEC prices utilized in the December 31, 2022 full cost ceiling test may be $94.08 per barrel of oil and $6.49 per Mcf of natural gas (the "estimated year-end prices"). Applying these estimated year-end prices, and holding all other inputs constant to those used in the calculation of our September 30, 2022 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the fourth quarter of 2022.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses (Income)

Other operating expenses (income) for the three and nine-month periods ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	Change	% Change	2022	2021	Change	% Change
General and administrative	$2,382	$2,229	$153	7%	$7,083	$6,841	$242	4%
Restructuring expenses	76	(1,696)	1,772	104%	718	614	104	17%
Employee termination benefits	—	—	—	—%	—	49	(49)	(100)%
(Gain) loss on derivative contracts	(4,258)	4,129	(8,387)	(203)%	(3,194)	4,129	(7,323)	(177)%
(Gain) loss on sale of assets	—	761	(761)	(100)%	—	(18,952)	18,952	(100)%
Other operating income	(25)	(202)	177	(88)%	(140)	(315)	175	(56)%
Total other operating expenses (income)	$(1,825)	$5,221	$(7,046)	(135)%	$4,467	$(7,634)	$12,101	(159)%

General and administrative expenses were consistent between the three and nine-month periods ended September 30, 2022 and 2021.

Restructuring expenses for the three-month period ended September 30, 2022 represent fees and costs associated with the 2016 bankruptcy, while restructuring expenses for the nine-month period ended September 30, 2022 represent fees and costs associated with the 2016 bankruptcy and our exit from NPB in Colorado. The lower restructuring expenses for the three and nine-months ended September 30, 2021 relates primarily to accrued expenses for the 2016 Bankruptcy that were removed as a result of the notice of completion of final distribution being filed in the United States Bankruptcy Court for the Southern District of Texas on July 26, 2021.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Gain) loss on derivative contracts	$(4,258)	$4,129	$(3,194)	$4,129
Realized settlement gains (losses) on derivative contracts	$218	$—	$(867)	$—

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

The loss on sale of assets for the three-months ended September 30, 2021 relates to a reduction to the NPB sales price as a result of post-closing adjustments during the third quarter of 2021. The decreases in gain on sale of assets relate to the gain from sale of NPB in February 2021. See “Note 5 — Acquisitions and Divestitures” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding the sale of NPB.

Other Income (Expense)

Our other income (expense) for the three and nine-month periods ended September 30, 2022 and 2021 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income (expense)
Interest expense, net	$(12)	$(256)	$(191)	$(387)
Other income, net	147	2,396	235	2,711
Total other income	$135	$2,140	$44	$2,324

Interest expense incurred during the three-month period ended September 30, 2022 is primarily comprised of interest related to vehicle leases and letters of credit. Interest expense incurred during the nine-month period ended September 30, 2022 is primarily comprised of interest paid on royalty obligations of $0.1 million, interest on vehicle leases and letters of credit. Interest expense incurred during the three and nine-month periods ended September 30, 2021 is primarily comprised of interest paid on the prior 2020 Credit Facility as discussed in our 2021 10-K and 10-K/A.

The Other income, net line item for the three and nine-months ended September 30, 2022 is primarily comprised of gains on the sale of fleet vehicles and the removal of previously accrued liabilities due to a change in estimate. The Other income, net line item for the three and nine-month periods ended September 30, 2021 includes the removal of an allowance for doubtful accounts recorded for the year ended December 31, 2020 as a result of management determining the receivable from a government agency is collectible.

Liquidity and Capital Resources

As of September 30, 2022, our cash and cash equivalents, including restricted cash was $240.6 million. For the next twelve months, we expect to have ample liquidity with cash on hand and cash from operations. We had no outstanding term or revolving debt obligations as of September 30, 2022.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Our working capital increased to $206.6 million at September 30, 2022, compared to $97.7 million at December 31, 2021. The positive impact on working capital resulted primarily from an increase in cash and cash equivalents at September 30, 2022 as a result of cash flows from operations, partially offset by increased accrued liabilities due to our increased capital expenditure activity in 2022.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the nine-month periods ended September 30, 2022 and 2021 are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$134,630	$66,315
Cash flows provided by (used in) investing activities	(32,161)	25,867
Cash flows used in financing activities	(1,390)	(21,446)
Net increase in cash and cash equivalents and restricted cash	$101,079	$70,736

Cash Flows from Operating Activities

The $68.3 million increase in cash flows from operations for the nine-month period ended September 30, 2022 compared to the same period in 2021, is primarily due to higher revenues as a result of improved commodity prices as discussed above, offset by a slight decrease in production. The changes in operating assets and liabilities do not include changes in accounts payable or accrued expenses attributable to capital expenditures noted in the capital expenditure table below.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine-month period ended September 30, 2022 reflects capital expenditures of $31.1 million primarily related to capital expenditures made for drilling, capital workovers, well reactivations, inventory purchases and an acreage acquisition for $1.4 million. Cash outflows were partially offset by $0.4 million of proceeds from the sale of assets.

During the nine-month period ended September 30, 2021, cash flows from investing activities primarily reflects $38.1 million of net cash proceeds from the sale of assets offset by capital expenditures of $8.6 million and acquisition of overriding royalty interests for $3.6 million. See "Note 5—Acquisitions and Divestitures" to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

Capital expenditures for the nine-month periods ended September 30, 2022 and 2021 are summarized below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Capital Expenditures
Drilling, completion and capital workovers (1)	$37,656	$6,374
Leasehold and geophysical	597	467
Capital expenditures, excluding acquisitions (on an accrual basis)	38,253	6,841
Acquisitions	1,431	3,604
Capital expenditures, including acquisitions	39,684	10,445
Changes in accounts payable and accrued expenses	(7,124)	1,774
Total cash paid for capital expenditures	$32,560	$12,219
(1)We capitalized $4.7 million in inventory purchases, net of inventory utilized during 2022 on drilling, completion, capital workover and well reactivation activities.

Cash Flows from Financing Activities

Cash used in financing activities for the nine-month period ended September 30, 2022 consisted primarily of $1.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.3 million offset by immaterial proceeds from the exercise of stock options. Cash used in financing activities for the nine-month period ended September 30, 2021 consisted primarily of repayments of borrowings under the prior 2020 Credit Facility of $20.0 million, finance lease payments of $0.5 million and cash paid for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise of $0.9 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Indebtedness

Credit Facility

On September 2, 2021, we repaid our $20.0 million term loan in full and terminated all commitments and obligations under the 2020 Credit Facility, between us, as Borrower, IEP Energy Holding LLC, as Lender, and Icahn Agency Services LLC, as Administrative Agent. Our payment to the Lender under the Credit Agreement satisfied all of our term debt and revolving debt obligations. We did not incur any early termination penalties as a result of the repayment of indebtedness or termination of the Credit Agreement. See Item 7— “Liquidity and Capital Resources” in the Company’s 2021 Form 10-K and 10-K/A.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2022, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2021 Form 10-K and 10-K/A.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Form 10-K and 10-K/A. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2022.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At September 30, 2022, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: October 2022 - March 2023	2,088,000	MMBtu	$8.39

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

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Gain) loss on derivative contracts	$(4,258)	$4,129	$(3,194)	$4,129
Realized settlement gains (losses) on derivative contracts	$218	$—	$(867)	$—

See “Note 3 — Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled vested awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as purchases and retirements of shares.

The following table presents a summary of share repurchases made by the Company during the three-month period ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
July 1, 2022 - July 31, 2022	—	$—	—	$25.0
August 1, 2022 - August 31, 2022	48,072	$19.60	—	$25.0
September 1, 2022 - September 30, 2022	—	$—	—	$25.0
Total	48,072		—

(1) Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In August 2021, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $25.0 million of the Company’s common stock.

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

SandRidge Energy, Inc.

Date: November 3, 2022	By:	/s/ Salah Gamoudi
Salah Gamoudi Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)