Form 10-K
period 2022-12-31
SANDRIDGE ENERGY INC
filed 2023-03-15
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7276(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

The aggregate market value of our common stock held by non-affiliates on June 30, 2022 was approximately $484.5 million based on the closing price as quoted on the New York Stock Exchange. As of March 8, 2023, there were 36,881,377 shares of our common stock outstanding.

Auditor Firm ID:	659	Auditor Name:	MOSS ADAMS LLP	Auditor Location:	Houston, TX
Auditor Firm ID:	34	Auditor Name:	DELOITTE & TOUCHE LLP	Auditor Location:	Houston, TX

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2022, are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2022 ANNUAL REPORT ON FORM 10-K

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
Bcf. Billion cubic feet of natural gas.
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2022 of $93.67/Bbl for oil and $6.36/MMBtu for natural gas, the ratio of economic value of oil to natural gas was approximately 15 to 1, even though the ratio for determining energy equivalency is 6 to 1.
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

Counterparty. Counterparty to the Company’s derivative agreements.

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

Development costs. Costs incurred to obtain access to proved reserves, complete wells and provide facilities for extracting, treating, gathering and storing oil and natural gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to (i) gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building and relocating public roads, gas lines and power lines, to the extent necessary in developing the proved reserves, (ii) drill, equip and complete development wells, development-type stratigraphic test wells and service wells, including the costs of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly, (iii) acquire, construct and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems, and (iv) provide improved recovery systems.
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

NGL. Natural gas liquids, such as ethane, propane, butane and natural gasoline that are extracted from natural gas production streams.

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
Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion.
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
Royalty Interest. An interest in an oil and natural gas property entitling the owner to a share of oil, natural gas or NGL production. A company or person that owns a royalty interest does not bear any operational costs needed to produce the resource.

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
US GAAP. United States Generally Accepted Accounting Principles.
Warrants. Series A warrants and Series B warrants with initial exercise prices of $41.34 and $42.03 per share, respectively, which expired on October 4, 2022.

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
•our ability to execute operationally by drilling wells as planned or other methods;
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
•availability and terms of capital to fund capital expenditures including rising interest rates;
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

As of December 31, 2022, we had an interest in 1,471 gross (856 net) producing wells, approximately 992 of which we operate, and approximately 551,000 gross (365,000 net) total acres under lease. As of December 31, 2022, we had one rig drilling. Total estimated proved reserves as of December 31, 2022, were 74.3 MMBoe, all of which were proved developed.

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

PRIMARY BUSINESS OPERATIONS

A comparative discussion of our 2021 to 2020 operating results can be found in Item 1 “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022.

Our primary operations are the development and acquisition of hydrocarbon resources. The following table presents information concerning our operations as of December 31, 2022.

	Estimated Proved Reserves (MMBoe) (1)	Daily Production (MBoe/d)(2)	Reserves/ Production (Years)(3)	Gross Acreage	Net Acreage	Capital Expenditures (In millions) (4)
Geographic Area
Mid-Continent	74.3	17.7	11.5	551,000	365,000	50.6
____________________
(1)    Estimated proved reserves were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown on page 10 below.
(2) Average daily net production for the year ended December 31, 2022.
(3)    Estimated proved reserves as of December 31, 2022 divided by net production for the year ended December 31, 2022.
(4)    Capital expenditures for the year ended December 31, 2022, on an accrual basis and including acquisitions.
Properties

Mid-Continent

We held interests in approximately 551,000 gross (365,000 net) leasehold acres located primarily in Oklahoma and Kansas at December 31, 2022. Associated proved reserves at December 31, 2022 totaled 74.3 MMBoe, all of which were proved developed reserves. Our interests in the Mid-Continent as of December 31, 2022 included 1,471 gross (856 net) producing wells with an average working interest of 58.2%. The interests are largely aggregated across the Mississippian Lime, Meramec and Osage formations. The Mississippian Lime formation is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and southern Kansas. The top of this formation is encountered between approximately 4,000 and 7,000 feet and stratigraphically between various formations of Pennsylvanian age and the Devonian-aged Woodford Shale formation. The Mississippian formation is approximately 350 to 650 feet in gross thickness across our lease position and has targeted porosity zone(s) ranging between 20 and 150 feet in thickness. The Meramec and Osage Formations are Mississippian in age, lying above the Woodford Shale and below Chester formations. The Meramec is composed of interbedded shales, sands, and carbonates while the Osage is composed of low porosity, fractured limestone and chert. The top of these target formations ranges in depth from about 5,800 feet at the northern edge of the basin to greater than 14,000 feet toward the interior of the basin. Meramec formation thickness ranges from about 50 feet to over 400 feet and the Osage formation thickness ranges from about 450 to 1,400 feet. The Woodford Shale is the primary hydrocarbon source for both the Meramec and Osage.

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

Preparation of Reserves Estimates

Approximately 95 percent of the proved oil, natural gas and NGL reserves disclosed in this report have been independently prepared by Cawley, Gillespie & Associates (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 18, 2023, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 35 years of practical experience in petroleum engineering, with over 33 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

The primary technical person responsible for preparing the reserve estimates within the Company is Mr. Eric Allen, the Reservoir Engineering Manager. Mr. Allen graduated from Oklahoma State University with a Bachelor of Science in Chemical Engineering in 2010 and has been practicing petroleum engineering since graduating. In 2016 Mr. Allen graduated from the University of Oklahoma with a Master’s in Business Administration. Mr. Allen has over 13 years of practical experience in petroleum engineering with 8 of those years having been spent in the estimation and evaluation of reserves. Since 2016, Mr. Allen has been a Registered Professional Engineer in the State of Oklahoma (License No. 29209) and is an active member of the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

The Reservoir Engineering Manager serves as the primary technical professional providing oversight of our reserve estimate. CGA and the Reservoir Engineering Manager monitor well performance and make reserve estimate adjustments as necessary to ensure the most current information is reflected.

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

SandRidge’s reserve engineers and the Reservoir Engineering Manager work closely with independent petroleum consultants at each fiscal year end to ensure the integrity, accuracy and timeliness of annual independent reserves estimates. These independently developed reserve estimates are presented to the Audit Committee of the Board of Directors ("Audit Committee"). In addition to reviewing the independently developed reserve reports, the Audit Committee also periodically meets with the independent petroleum consultants that prepare estimates of proved reserves.

The percentage of total proved reserves prepared by each of the independent petroleum consultants is shown in the table below.

	December 31,
	2022	2021
Cawley, Gillespie & Associates, Inc.	95.0%	96.2%
Total	95.0%	96.2%

The remaining 5.0% and 3.8% of estimated proved reserves as of December 31, 2022 and 2021, respectively, were based on internally prepared estimates.

A copy of the report issued by our independent reserve consultant with respect to our oil, natural gas and NGL reserves as of December 31, 2022 is filed with this report as Exhibit 99.1. Cawley, Gillespie & Associates prepared reserves for our Mid-Continent properties located in Kansas and Oklahoma as of December 31, 2022.

Reporting of Natural Gas Liquids

NGLs are recovered through further processing of a portion of our natural gas production stream. At December 31, 2022, NGLs comprised approximately 34% of total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where we have contracts in place for the extraction and sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels based on a conversion rate of 42 gallons per barrel. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. The amount of NGLs extracted from produced gas can vary with individual component prices and we have limited direct control over the extent to which NGLs are extracted from our natural gas, particularly light-end components such as ethane. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2022 and 2021 approximately 95% and over 96%, respectively, of which were prepared by independent reserve engineers.

See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	December 31,
	2022	2021
Estimated Proved Reserves (1)
Developed
Oil (MMBbls)	8.4	7.9
NGL (MMBbls)	25.4	24.3
Natural gas (Bcf)	242.8	234.7
Total proved developed (MMBoe)	74.3	71.3
Undeveloped
Oil (MMBbls)	—	—
NGL (MMBbls)	—	—
Natural gas (Bcf)	—	—
Total proved undeveloped (MMBoe)	—	—
Total Proved
Oil (MMBbls)	8.4	7.9
NGL (MMBbls)	25.4	24.3
Natural gas (Bcf)	242.8	234.7
Total proved (MMBoe)	74.3	71.3
Standardized Measure of Discounted Net Cash Flows (in millions) (2)	$806.9	$432.9
PV-10 (in millions) (3)	$810.7	$432.9
____________________
(1)    Estimated proved reserves, PV-10 and Standardized Measure were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties.

The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown in the table below:

	Index prices (a)		Weighted average wellhead prices (b)
	Oil (per Bbl)	Natural gas (per MMBtu)	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2022	$93.67	$6.36	$93.73	$33.42	$4.76
December 31, 2021	$66.56	$3.60	$64.95	$19.26	$2.56
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

(2)    Standardized Measure differs from PV-10 as standardized measure includes the effect of future income taxes. At December 31, 2021 there was no difference between the standardized measure and PV-10 due to an excess of tax basis in oil and natural gas properties over projected undiscounted future cash flows from our proved reserves.

(3)    PV-10 is a non-GAAP financial measure. Neither PV-10 nor Standardized Measure represents an estimate of fair market value of our oil and natural gas properties. PV-10 is used by the industry and by management as a reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities.

The following table provides a reconciliation of our PV-10 to Standardized Measure:

	December 31,
	2022	2021
	(In thousands)
PV-10	$810,663	$432,914
Present value of future income tax discounted at 10%	$(3,798)	$—
Standardized Measure of Discounted Net Cash Flows	$806,865	$432,914

Proved Reserves - Mid-Continent. Proved reserves increased from 71.3 MMBoe at December 31, 2021 to 74.3 MMBoe at December 31, 2022, primarily as a result of positive revisions of 9.1 MMBoe associated with the increase in year-end SEC commodity prices for oil and natural gas, 1.8 MMBoe related to the Company's well reactivation program, and 1.0 MMBoe associated with other commercial improvements. Further, extensions added 1.2 MMBoe and purchases added 0.2 MMBoe of proved reserves. These increases were partially offset by 2022 production totaling 6.5 MMBoe, a decrease of 1.0 MMBoe due to higher operating expenses in the trailing twelve month period used in the projections, and a decrease of 2.8 MMBoe attributable to other revisions.

Proved Undeveloped Reserves.

There were no proved undeveloped reserves at December 31, 2022 and 2021.

For additional information regarding changes in proved reserves during each of the three years ended December 31, 2022, 2021 and 2020 see “Note 20—Supplemental Information on Oil and Natural Gas Producing Activities” to the accompanying consolidated financial statements in Item 8 of this report.

Production and Price History

The following table includes information regarding our net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated. For the year ended December 31, 2021, NPB had 67 MBoe in oil production.

	Year Ended December 31,
	2022	2021
Production data (in thousands)
Oil (MBbls)	949	957
NGL (MBbls)	1,997	2,267
Natural gas (MMcf)	21,101	21,417
Total volumes (MBoe)	6,463	6,793
Average daily total volumes (MBoe/d)	17.7	18.6
Average prices—as reported (1)
Oil (per Bbl)	$92.21	$65.10
NGL (per Bbl)	$31.88	$22.42
Natural gas (per Mcf)	$4.88	$2.60
Total (per Boe)	$39.34	$24.86
Expenses per Boe
Production costs (2)	$6.39	$5.30
__________________
(1)Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.
(2)Represents production costs per Boe excluding production and ad valorem taxes.

Productive Wells

The following table presents the number of productive wells in which we owned a working interest at December 31, 2022. We operate the majority of all wells in which we owned a working interest at December 31, 2022 and 2021. Productive wells consist of wells that are currently producing hydrocarbons. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of the fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	1,146	653	325	203	1,471	856

Drilling Activity

During the year ended December 31, 2022 there were eight operated wells drilled, with one third-party rig actively drilling on our operated acreage and two wells awaiting completion. Additionally, we participated in one non-operated well drilled for the year ended December 31, 2022. During the year ended December 31, 2021, there were no operated wells drilled. There were no third-party rigs drilling on our operated acreage at December 31, 2021 or any wells awaiting completion and we did not participate in any non-operated wells drilled for the year ended December 31, 2021.

Developed and Undeveloped Acreage

The following table presents information regarding our developed and undeveloped acreage at December 31, 2022.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	487,402	338,176	63,196	27,011

Less than 5% of the leases included in the undeveloped acreage above will expire at the end of their respective primary terms. To prevent expiration, we may exercise our contractual rights to extend the terms of leases we value or may establish production from the leasehold acreage prior to expiration, which would keep the lease from expiring until production has ceased.

As of December 31, 2022, the gross and net acres subject to leases in the undeveloped acreage above are set to expire as follows:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2023	158	13
December 31, 2024	162	140
December 31, 2025	475	316
December 31, 2026 and later	566	305
Total (1)	1,361	774
____________________
(1)The Company has 61,835 gross (26,237 net) undeveloped acres not subject to expiration.

Marketing

We sell our oil, natural gas and NGLs to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. We had two purchasers that each individually accounted for more than 10% of our total revenue during the year ended December 31, 2022. See “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 8 of this report for additional information on our major customers. The number of available purchasers and markets in the areas where we sell our production reduces the risk that loss of a single downstream customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

Title to Properties

As is customary in the oil and natural gas industry, we conduct a preliminary review of the title to our properties. Prior to commencing drilling operations on our properties, we conduct a thorough title examination and perform curative work with respect to significant defects, typically at our expense. In addition, prior to completing an acquisition of producing oil and natural gas assets, we perform title reviews on the most significant leases and depending on the materiality of properties, may obtain a drilling title opinion or review previously obtained title opinions. To date, we have obtained drilling title opinions on substantially all of our producing properties and believe that we have good and defensible title to our producing properties. Our oil and natural gas properties are subject to customary royalty and other interests, and liens for current taxes and other burdens, which we believe does not materially interfere with the use of, or affect the carrying value of the properties.

COMPETITION

We compete with other oil and natural gas companies for leases, equipment, personnel and markets for the sale of oil, natural gas and NGLs. We believe our leasehold acreage position, geographic concentration of operations and technical and operational capabilities enable us to compete with other oil and gas development and production companies. However, the oil and natural gas industry is intensely competitive. See “Item 1A. Risk Factors” for additional discussion of competition in the oil and natural gas industry.

Oil, natural gas and NGLs compete with other forms of energy available to customers, including alternate forms of energy such as wind, solar, and nuclear generated electricity, coal and biofuels. Changes in the availability or price of oil, natural gas and NGLs or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil, natural gas and NGLs.

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

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Any changes in or more stringent enforcement of these laws and regulations that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements could have a material adverse effect on the Company. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal land. In June 2021, a nationwide preliminary injunction was issued by the United States District Court in the Western District of Louisiana against the provisions of President Biden’s Executive Order 14008 that blocked oil and gas leasing operations on federal lands. In August 2022, the U.S. Court of Appeals for the 5th Circuit vacated and remanded the District Court’s decision for further clarification, allowing the moratorium to remain in effect. These actions could adversely impact our business and our industry generally, particularly if the moratorium continues to be extended. Further, we may be unable to pass on increased environmental compliance costs to our customers. Moreover, accidental releases, including spills, may occur in the course of our operations, and there can be no assurance that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property and natural resources or personal injury. While we do not believe that compliance with existing environmental laws and regulations and that continued compliance with existing requirements will have an adverse material effect on us, we can provide no assurance that we will not incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on our business, financial condition, and results of operations.

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on the Company.

Hazardous Substances and Wastes

We currently own, lease, or operate, and in the past have owned, leased, or operated, sold or transferred properties that have been used in the exploration and production of oil and natural gas. We believe we have utilized operating and disposal practices that were standard in the industry at the applicable time, but hazardous substances, hydrocarbons, and wastes may have been disposed or released on, from or under the properties owned, leased, or operated by us or on or under other locations where these substances and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose storage treatment and disposal or release of hazardous substances, hydrocarbons, and wastes were not under our control. These properties and the substances or wastes disposed or released on them may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), the federal Resource Conservation and Recovery Act, (“RCRA”), and analogous state laws. Under these laws, we could be required to investigate, monitor, remove or remediate previously disposed substances or wastes (including substances or wastes disposed of or released by prior owners or operators or third parties whose waste was commingled with ours), to investigate and clean up contaminated property, to perform corrective actions, to prevent future contamination, or to pay some or all of the costs of any such action.

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

Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. In November 2017, the EPA published a list of areas that are in compliance with the new ozone standards and separately in December 2017 issued responses to state recommendations for designating non-attainment areas. In November 2018, the EPA issued final rules implementing the non-attainment area designations. While the EPA has determined that all counties in which we operate are in attainment with the 2015 ozone standard, these determinations may be revised in the future. On December 31, 2020, EPA published its decision to retain the 2015 ozone standards; however, the Biden Administration has announced that it intends to review this rule under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. EPA has announced that it is targeting the end of 2023 to complete its reconsideration of the 2015 ozone standards and intends to reinstall the ozone panel of the Clean Air Scientific Advisory Committee to advise the Administration. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures. Compliance with these and any future air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which could be significant.

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

The scope of EPA’s and the Corps’ regulatory authority under Section 404 of the CWA has been the subject of extensive litigation and frequently changing regulations. The EPA issued a final rule in September 2015 that attempted to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”) under Section 404 of the CWA. The EPA and the Corps then proposed a rulemaking in June 2017 to repeal the June 2015 WOTUS rule and also announced their intent to issue a new rule redefining the term WOTUS as used in the CWA. On October 22, 2019, EPA and the Corps published a final rule repealing the 2015 WOTUS rule, and EPA and the Corps promulgated the Navigable Waters Protection Rule on April 21, 2020, which provides a revised definition of WOTUS and became effective on June 22, 2020. These regulations have been challenged in federal court, and on August 30, 2021 the U.S. District Court for the District of Arizona vacated and remanded the Navigable Waters Protection Rule. On December 7, 2021, EPA and the Corps issued a proposed rule to revise the definition of WOTUS. A year later on December 30, 2022, the agencies announced a final rule which will take effect 60 days after publication in the Federal Register. In the fall of 2022, the agencies announced that they intend to consider further refinements to the definition of WOTUS in a second rule that would take into account additional stakeholder engagement and implementation considerations, scientific developments, and environmental justice values. The agencies intend to propose the second rule toward the end of 2023, with the final rule published by July 2024. The future regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other WOTUS in connection with our operations. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

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

Additionally, the Governor of Kansas has established the State Task Force on Induced Seismicity, composed of various administrative agencies, to study and develop an action plan for addressing seismic activity in the state. The task force issued a recommended Seismic Action Plan calling for enhanced seismic monitoring and the development of a seismic response plan, and in November 2014, the Governor of Kansas announced a plan to enhance seismic monitoring in the state. In March 2015, the Kansas Corporation Commission issued its Order Reducing Saltwater Injection Rates (the “Order”). The Order identified five areas of heightened seismic concern within Harper and Sumner Counties and mandated that, within 100 days of the Order’s issuance, operators must limit saltwater injection volumes to no more than 8,000 barrels per day for any well located in one of these five areas. SandRidge and other operators of injection wells were required to reduce the injection volume, and any injection well drilled deeper than the Arbuckle Formation was required to be plugged back to a shallower formation in a manner approved by the Kansas Corporation Commission. In August 2016, the Kansas Corporation Commission issued an order that put a 16,000 barrels per day limit on additional Arbuckle disposal wells not previously identified in the Order. While no additional regulatory actions have been taken in Kansas with respect to induced seismicity concerns since 2017, permit applications for new saltwater disposal well facilities have faced increased local opposition.

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

In June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“Quad Oa”). On April 18, 2017, the EPA announced its intention to reconsider certain aspects of those regulations, and in June 2017, the EPA proposed a two-year stay of certain requirements of the Quad Oa regulations. In October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify that meeting certain Quad Oa requirements is technically infeasible. The EPA proposed further revisions to Quad Oa on September 24, 2019, including rescinding the methane requirements in Quad Oa that apply to sources in the production and processing segments of the industry. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. The Biden Administration announced that it intends to review the September 2020 rules under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On June 30, 2021, Congress issued a joint resolution pursuant to the Congressional Review Act disapproving the September 2020 rule, and on November 15, 2021, EPA issued a proposed rule to revise the Quad Oa regulations that, if finalized, would require methane emissions reductions and implementation of a fugitive emissions monitoring and repair program. On November 8, 2022, EPA issued a supplemental notice of proposed rulemaking that would impose standards for certain sources that were not addressed in the November 2021 proposal, revise the previously proposed emissions standards, and establish a “super emitter response program” allowing local regulatory agencies and EPA-certified third parties to issue notices to owners and operators of regulated facilities when they detect a so-called “super-emitting event.” The EPA is expected to finalize the rulemaking in late 2023. It is possible that these rules and future revisions thereto will continue to require oil and gas operators to expend material sums.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the EPA Quad Oa requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, which became effective on November 27, 2018. Both the 2016 and the 2018 rule were challenged in federal court. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. As a result of these decisions, the 1979 regulations concerning venting, flaring and lost production on federal land have been reinstated. On November 28, 2022, the BLM announced a new proposed rule regulating emissions of methane in connection with the production of oil and gas on federal and Tribal lands. If finalized, the proposed rule would require various technology upgrades, impose limits related to flaring, and require LDAR plans. The final rule is expected to be announced later this year. Notably, several states where we operated as of December 31, 2022, have already adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. We have the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with the inspection and reporting requirements to maintain compliance with these rules.

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measure each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, the United States announced it would withdraw from the Paris Agreement, which became effective November 4, 2020. The United States has rejoined the Paris Agreement as of February 19, 2021. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. Several pieces of legislation were introduced before the 117th Congress, including the Climate Emergency Act of 2021, which would have directed the President to declare a national emergency relating to climate change and ensure that the federal government invests in projects to mitigate and reduce greenhouse gas emissions. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves.

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

In addition to asserting regulatory authority, certain government agencies have conducted reviews focusing on environmental issues associated with hydraulic fracturing practices. For example, the EPA released its final report, Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States, regarding the potential impacts of hydraulic fracturing on drinking water resources in December 2016. The EPA report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water sources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level.

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

State agencies in Kansas and Oklahoma impose financial assurance requirements on operators. The Corps and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

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

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (the “NGA”) and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the removal of all price and non-price controls for sales of domestic natural gas sold in first sales, which include all of our sales of our own production. Under the Energy Policy Act of 2005 (the “EPAct 2005”), the FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties in excess of one million dollars per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by the FERC as a natural gas company under the NGA, we are required to report aggregate volumes of natural gas purchased or sold at wholesale to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. In addition, Congress may enact legislation or the FERC may adopt regulations that may subject certain of our otherwise non-the FERC jurisdictional facilities to further regulation. Failure to comply with those regulations in the future could subject us to civil penalty liability.

The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. The CFTC also holds substantial enforcement authority, including the ability to assess civil penalties in excess of one million dollars per day per violation.

The FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which we may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas and release of our natural gas pipeline capacity. Commencing in 1985, the FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Currently, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. The FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, the less stringent regulatory approach currently pursued by the FERC and Congress might not continue indefinitely into the future. The Company is unable to determine what effect, if any, future regulatory changes might have on the Company’s natural gas related activities.

Under the FERC’s current regulatory regime, transmission services must be provided on an open-access, nondiscriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in-state waters. Although its policy is still in flux, in the past the FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our cost of transporting gas to point-of-sale locations.
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

HUMAN CAPITAL

As of March 8, 2023 and December 31, 2022, we had 102 full-time employees, including 87 field employees and 15 corporate employees. We had 101 full-time employees, including 85 field employees and 16 corporate employees at December 31, 2021.

Health, Safety and Environment

Our people are a key driver to our success in Health, Safety and Environment ("HSE") related outcomes. Our HSE policy includes a commitment to provide safe and healthy working conditions for the prevention of work-related injury and ill health and is appropriate for the purpose, size and context of the organization. As part of our HSE policy, we aim to identify and correct any work practices that pose an HSE risk to our employees. The Company is devoted to creating a sustainable environment and implementing process improvements for both health and safety and the environment. We evaluate our processes to ensure our protection schemes and work practices minimize these risks. Furthermore, we routinely evaluate our HSE processes, systems, equipment and other factors to ensure they remain aligned with our focus on risk reduction and get us closer to zero incidents.

During 2022, our experience and continuing focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

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

Risk Factors Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

•Risks Relating to the Oil and Natural Gas Industry and Our Business

◦Oil, natural gas and NGL prices fluctuate widely due to a number of factors that are beyond our control
◦Drilling for and producing oil and natural gas are high risk activities with many uncertainties
◦Market conditions or operational impediments may hinder our access to oil, natural gas and NGL markets or delay production
◦A financial downturn could negatively affect our business, results of operations, financial condition, cash flows and access to capital
◦Future drilling activities face substantial uncertainties
◦Certain of our undeveloped acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or we renew the leases
◦We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and our ability to offset the natural decline in our oil, natural gas and NGL reserves
◦Future commodity price declines may result in reductions of the asset carrying values of our oil and natural gas properties
◦Significant inaccuracies in our reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves
◦The loss of senior management or technical personnel or our inability to hire additional qualified personnel could adversely affect our operations
◦We are subject to litigation and adverse outcomes in such litigation could have a material effect on our financial condition
◦Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be reasonably predicted
◦The present value of future net cash flows from our proved reserves are not the same as the current market value of our estimated oil, natural gas and NGL reserves
◦We will not know conclusively prior to drilling whether oil or natural gas will be present in sufficient quantities to be economically producible
◦Production of oil, natural gas and NGLs could be materially and adversely affected by natural disasters or severe weather
◦Capital market volatility could adversely affect our ability to obtain capital, cause us to incur additional financing expense or affect the value of certain assets
◦Properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them
◦All of our operations are located in the Mid-Continent region, making us vulnerable to risks associated with operating in a limited number of major geographic areas
◦Oil and natural gas wells are subject to operational hazards that can cause substantial losses for which we may not be adequately insured
◦Shortages or increases in costs of equipment, services and qualified personnel could adversely affect our ability to execute our development plans
◦Intense competition in the oil and natural gas industry may adversely affect our ability to succeed
◦Seismic data may not accurately identify the presence of oil and natural gas, and the use of such technology requires greater predrilling expenditures
◦Inflation may increase costs which can adversely impact cash flows and reserves value
◦Disruptions or delays at our third-party service providers could adversely impact our operations
◦Complex laws and regulations could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities
◦Should we fail to comply with all applicable statutes, rules, regulations and orders of the FERC, the CFTC, the FTC or other regulators, we could be subject to substantial penalties and fines

◦Our operations are subject to environmental and occupational safety and health laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations
◦Legislative or regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and adversely affect our production
◦Legislative or regulatory initiatives relating to seismic activity could limit our ability to produce oil and natural gas economically
◦Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce
◦Our failure to maintain an adequate system of internal control over financial reporting could adversely affect our ability to accurately report our results
◦Our derivative activities could result in financial losses and are subject to new derivatives legislation and regulation, which could adversely affect our ability to hedge risks associated with our business
◦Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of our business operations
◦Repercussions from terrorist activities or armed conflict could harm our business
◦Conservation measures and technological advances could reduce demand for oil and natural gas
◦Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business

•Risks Relating to our NOLs
◦Our ability to use our NOLs may be limited, and our Tax Benefits Preservation Plan may not prevent an ownership change resulting in loss of the Company’s NOLs

•Risks Relating to our Common Stock
◦We have adopted a Tax Benefits Preservation Plan, which may discourage a corporate takeover
◦Anti-takeover provisions in our charter documents may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders

For a more complete discussion of the material risk factors relevant to us, see below.

•Risks Relating to the Oil and Natural Gas Industry and Our Business

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
•the price and availability of alternative fuels and energy sources;

•the strength or weakness of the U.S. dollar to other currencies;
•inflation and ability to acquire critical material, equipment or services in a timely or cost effective manner; and
•availability of capital or level of hedging across the energy industry in the U.S. and internationally.
These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2018 through December 2022, the NYMEX West Texas Intermediate ("WTI") settled price fluctuated between a high of $123.64 per Bbl and a low of $(36.98) per Bbl. For natural gas, from January 2018 through December 2022, the month-end NYMEX Henry Hub settled price fluctuated between a high of $24.74 per Mcf and a low of $1.38 per Mcf. In addition, the market price of natural gas is generally higher in the winter months than during other months of the year due to increased demand for natural gas for heating purposes during the winter season. For NGLs, prices exhibited similar volatility from January 2018 through December 2022.

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
•lack of qualified labor;
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

A financial downturn could negatively affect our business, results of operations, financial condition, cash flows and access to capital.
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from a variety of factors including COVID-19, could materially affect our business and financial condition and impact our ability to finance operations or acquisitions by worsening the actual or anticipated future drop in worldwide commodity demand, negatively impacting the price we receive for our oil and natural gas production. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers. All of the foregoing may adversely affect our business, financial condition, results of operations, and cash flows.
Future drilling activities face substantial uncertainties.
Our ability to drill and develop wells on our existing acreage depends on a number of uncertainties, including oil, natural gas and NGL prices, availability of qualified labor, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering and midstream system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertain factors, we do not know if certain locations will ever be drilled or if we will be able to produce natural gas or oil from any of our potential locations.

Certain of our undeveloped acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or we renew the leases.
A portion of our acreage is undeveloped and subject to leases that will expire unless we exercise our contractual rights to extend or renew the terms of the leases or we establish production in paying quantities prior to expiration. Our ability to establish production in paying quantities on or renew our expiring leases is based on various factors that may be beyond our control, such as the availability and cost of capital, equipment, services and personnel; the ability to renew leases on commercially favorable terms or at all; market prices of oil and natural gas; drilling costs and results; and production costs, among other factors. Renewing such leases may cause us to incur additional costs. If we are unable to establish production in paying quantities on or renew such leases, those leases will expire, and we will lose our right to participate in the development of the subject leases, which may adversely affect our results of operations. As of December 31, 2022, we hold approximately 365,000 total net acres (including developed and undeveloped net acres), of which 27,011 net aces is undeveloped. Of our undeveloped acreage, less than 5% are subject to expiration at the end of their primary terms. For additional information on our developed and undeveloped acreage please see the section “Item 1. Business—Developed and Undeveloped Acreage.”

Our development operations or ability to acquire oil and gas properties and reserves require substantial capital. Outside of our cash assets, we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss in our ability to offset the natural decline in our oil, natural gas and NGL reserves, which would adversely affect our business, financial condition and results of operations.
The oil and natural gas industry is capital intensive. Our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current estimated proved reserves and finding or acquiring additional economically recoverable reserves. We make substantial capital expenditures in our business and operations for the acquisition, development and production of oil, natural gas and NGL reserves. Historically, we have financed capital expenditures primarily with cash generated by operations, credit facility borrowings and proceeds from asset sales. In particular, cash flow from operations were $164.7 million and $110.3 million for the years ended December 31, 2022 and 2021, respectively.

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
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the cost of unproved properties. The full cost ceiling is evaluated at the end of each quarter using the SEC prices, adjusted for the impact of derivatives accounted for as cash flow hedges, if any. The Company did not recognize any full cost ceiling impairment charges for the years ended December 31, 2022 or 2021. Cumulative full cost ceiling impairment from the Emergence Date through December 31, 2022 totaled $947.1 million. If oil, natural gas and NGL prices decline further in the near term, and without other mitigating circumstances, we may experience additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which would likely cause us to record additional write-downs of capitalized costs of oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial.

Our estimated reserves are based on many assumptions that may turn out to be different. Any significant inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves. Our current estimates of reserves could change, potentially in material amounts, in the future.
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
The success of our business depends on key personnel, including members of senior management and technical personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure that we will be successful in attracting or retaining such personnel. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity or effectiveness.

We are subject to litigation and adverse outcomes in such litigation could have a material effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings, including stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Refer to Item 3. “Legal Proceedings” for additional information.

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be reasonably predicted.
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, ceased publishing United States Dollar LIBOR (“USD LIBOR”) for one week and two-month tenors after December 31, 2021, and confirmed its intention to cease all remaining USD LIBOR tenors after June 30, 2023. Concurrently, the United Kingdom Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the United States Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by United States Treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR will cease to exist after June 30, 2023. After the cessation of LIBOR, alternative benchmark rates will replace LIBOR and could affect our debt securities, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after June 30, 2023. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.The full effects of the transition away from LIBOR remain uncertain.

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

Our business could be affected by macroeconomic risks.
Our operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for our products and services. In addition, confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor costs and other economic factors. An adverse impact on demand for our products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our operations. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of our products. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse affect on our business, results of operations and financial condition.

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

All of our operations are located in the Mid-Continent region, making us vulnerable to risks associated with operating in a limited number of major geographic areas.
With the divestment of our North Park Basin assets in February 2021, all of our production and reserves are located in the Mid-Continent region. This concentration could disproportionately expose us to operational and regulatory risk in this area. This relative lack of diversification in location of our key operations could expose us to adverse developments in the Mid-Continent or the oil and natural gas markets, including, for example, transportation or treatment capacity constraints, curtailment of production due to weather, electrical outages, treatment plant closures for scheduled maintenance, changes in the regulatory environment or other factors. These factors could have a significantly greater impact on our financial condition, results of operations and cash flows than if our properties were more diversified.

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

Inflation may increase costs which can adversely impact cash flows and reserves value
Inflation can adversely affect us by increasing costs of critical materials, equipment, labor, and other services. In addition, inflation is often accompanied by higher interest rates. Continued inflationary pressures could impact our cash flows, reserves value, and our profitability. Additionally, inflation can impact the economics of future projects which could result in reduced investment activity and our ability to offset natural declines.

As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our accounting functions to third-party service providers. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. For example, our outsourcing entities and other third-party service providers may experience difficulties, disruptions, delays, or failures in their ability to deliver services to us as a result of a variety of factors including COVID-19. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on our cost of operations. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.

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
The EPA previously published its findings that emissions of GHGs present a danger to public health and the environment because such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis, which includes certain of our operations. In addition, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of an LDAR program to minimize methane emissions, under the CAA’s New Source Performance Standards Quad Oa. However, the EPA has taken several steps to delay implementation of the Quad Oa standards. The agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and in October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain Quad Oa requirements is technically infeasible. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. On June 30, 2021, Congress issued a joint resolution pursuant to the Congressional Review Act disapproving the September 2020 rule, and on November 15, 2021, EPA issued a proposed rule to revise the Quad Oa regulations that, if finalized, would require methane emissions reductions and implementation of a fugitive emissions monitoring and repair program. On November 8, 2022, EPA issued a supplemental notice of proposed rulemaking that would impose standards for certain sources that were not addressed in the November 2021 proposal, revise the previously proposed emissions standards, and establish a “super emitter response program” allowing local regulatory agencies and EPA-certified third parties to issue notices to owners and operators of regulated facilities when they detect a so-called “super-emitting event.” EPA is expected to finalize the rulemaking in late 2023. It is possible that these rules will continue to require oil and gas operators to expend material sums.

In addition, in November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands that are substantially similar to the EPA Quad Oa requirements. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. On November 28, 2022, BLM announced a new proposed rule regulating emissions of methane in connection with the production of oil and gas on federal and Tribal lands. If finalized, the proposed rule would require various technology upgrades, impose limits related to flaring, and require LDAR plans. The final rule is expected to be announced later this year. While, as a result of these developments, future implementation of the EPA and BLM methane rules is uncertain, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility. We have the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with inspection and reporting requirements to maintain compliance with these rules.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2022, as further described in Part II “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

Our derivative activities could result in financial losses and are subject to new derivatives legislation and regulation, which could adversely affect our ability to hedge risks associated with our business.
We have entered and may enter into financial derivative instruments with respect to a portion of our production to manage our exposure to oil, gas, and NGL price volatility. To the extent that we engage in price risk management activities to protect the Company from commodity price declines, we would be prevented from fully realizing the benefits of commodity price increases above the prices established by our hedging contracts. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the contract counterparties fail to perform under the contracts. Further, to date, we have not designated and do not currently plan to designate any of our derivative contracts as hedges for accounting purposes and, as a result, record all derivative contracts on our balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative contracts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") created a new regulatory framework for oversight of derivatives transactions by the CFTC and the SEC. Among other things, the Dodd-Frank Act subjects certain swap participants to new capital, margin and business conduct standards. In addition, the Dodd-Frank Act contemplates that where appropriate in light of outstanding exposures, trading liquidity and other factors, swaps (broadly defined to include most hedging instruments other than futures) will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility, unless the “end-user” exception from clearing applies. The Dodd-Frank Act also established a new Energy and Environmental Markets Advisory Committee to make recommendations to the CFTC regarding matters of concern to exchanges, firms, end users and regulators with respect to energy and environmental markets and also expands the CFTC’s power to impose position limits on specific categories of swaps (excluding swaps entered into for bona fide hedging purposes).

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
In recent years, we have increasingly relied on information technology systems and networks in connection with our business activities, including certain of our acquisition, development and production activities. We rely on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality, availability and integrity of our data and the physical security of our employees and assets. We have experienced, and expect to continue to confront, attempts from hackers and other third parties to gain unauthorized access to our information technology systems and networks. Although prior cyber-attacks have not had a material adverse impact on our operations or financial performance, there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effect. Any cyber-attack could have a material adverse effect on our reputation, competitive position, business, financial condition and results of operations. Cyber-attacks or security breaches also could result in litigation and legal risks, including regulatory actions by state, federal, and non-US governmental authorities, as well as significant additional expense to implement further data protection measures.

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

We have programs, processes and technologies in place to attempt to prevent, detect, contain, respond to and mitigate security-related threats and potential incidents, as well as internal accounting controls to prevent unauthorized or fraudulent payments by ensuring that transactions are executed only with management authorization. We undertake ongoing improvements to our systems, connected devices and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards; however, because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur is challenging and makes us more vulnerable to cyber-attacks than other companies not similarly situated.

If our security measures are circumvented, proprietary information may be misappropriated, our operations may be disrupted, and our computers or those of our customers or other third parties may be damaged. Compromises of our security may result in an interruption of operations, violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of investor confidence in our security measures. Additional impacts from cyber-attacks could include remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to our business partners; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an attack; increased insurance premiums; and damage to the company’s competitiveness, stock price, and long-term shareholder value.

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

Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.
We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by government and health authorities, including quarantines, to address an outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees. The effects of COVID-19 and other infectious diseases and concerns regarding their global spread could negatively impact the domestic and international demand for crude oil, natural gas and NGL, which could contribute to price volatility, impact the price we receive for crude oil, natural gas and NGL and materially and adversely affect the demand for and marketability of our production. The potential impact from COVID-19, both now and in the future, is difficult to predict, and the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain.

Risks Relating to our NOLs

Our ability to use our NOLs may be limited. We have adopted a Tax Benefits Preservation Plan that is designed to protect our NOLs but there is no assurance it will prevent an ownership change resulting in loss of the Company’s NOLs.
As of December 31, 2022, we had U.S. federal NOLs of $1.6 billion, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation, approximately half of which will expire between 2025 and 2037, if not limited by additional triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

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

Item 3.    Legal Proceedings

See "Note 12—Commitments and Contingencies” to the accompanying consolidated financial statements in Item 8 of this report.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since October 4, 2016, the Company’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “SD.”

On March 8, 2023, there were 326 record holders of the Company’s common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

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
•Consolidated Results of Operations;
•Liquidity and Capital Resources;
•Valuation Allowance; and
•Critical Accounting Policies and Estimates.

We have applied the Securities and Exchange Commission’s adopted FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent calendar years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for years ended December 31, 2022 and 2021. For the comparison of the years ended December 31, 2021 and 2020, see “Management's Discussion and Analysis of Consolidated Results of Operations” in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2022.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent. Prior to February 5, 2021, we held assets in the North Park Basin, which have been sold in their entirety.

Operational Activities

For the year ended December 31, 2022, there were eight operated wells drilled and six wells completed. There was no drilling activity on our operated acreage during the year ended December 31, 2021. However, we brought wells that were previously not producing on to production as part of our well reactivation program during the year ended December 31, 2021.

The chart below shows production by product for the years ended December 31, 2022 and 2021:

Total Production (MBoe)
6,463
3,517
1,997
949
6,793
3,569
2,267
957
Natural Gas
NGL
Oil
2022
2021 (1)

(1)For the year ended December 31, 2021, North Park Basin had 67 MBoe in oil production.

Total production for the Company in 2022 was composed of approximately 14.7% oil, 54.4% natural gas and 30.9% NGLs compared to 14.1% oil, 52.5% natural gas and 33.4% NGLs in 2021.

Mid-Continent total production for the years ended December 31, 2022 and 2021 was composed of the following:

	Year Ended December 31,
	2022	2021
Oil	14.7%	13.2%
NGL	30.9%	33.7%
Natural gas	54.4%	53.1%
Total	100.0%	100.0%

Highlighted Events

•Consistent with our 2022 capital development program, we drilled eight wells and completed six wells during the year ended December 31, 2022.
•On October 5, 2022 the Company’s Board of Directors appointed Ms. Nancy Dunlap to serve as a member of the Board. Ms. Dunlap also joined the Audit Committee.
•As part of our well reactivation program, we returned 50 wells to production for the year ended December 31, 2022.

Outlook

We will continue to focus on growing the cash value and generation capability of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects we believe provide high rates of returns in the current commodity price environment. These projects include (1) a continuation of our well reactivation program, (2) artificial lift conversions to more efficient and cost effective systems and (3) focused drilling in high-graded areas. We will continue to monitor forward-looking commodity prices, results, costs and other factors that could influence returns on investments, which will continue to shape our disciplined development decisions in 2023 and beyond. We will also continue to maintain optionality to execute on value accretive merger and acquisition opportunities that could bring synergies, leverage our core competencies, compliment our portfolio of assets, further utilize our NOLs or otherwise yield attractive returns for our shareholders.

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

	Year Ended December 31,
	2022	2021
NYMEX WTI Oil (per Bbl)	$94.90	$68.18
NYMEX Henry Hub Natural gas (per Mcf)	$6.68	$4.04

In order to reduce our exposure to price fluctuations, from time to time we enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas, and NGL production as discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil, natural gas and NGLs. Conversely, during periods of declining market prices of oil, natural gas and NGL, our commodity derivative contracts may partially offset declining revenues and cash flow to the extent strike prices for our contracts are above market prices at the time of settlement.

Acquisitions and Divestitures of Properties

2021 Acquisitions and Divestitures

On April 22, 2021, we announced the acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price was $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

On February 5, 2021, we sold all of our oil and natural gas properties and related assets of the North Park Basin ("NPB") in Colorado for a purchase price of $47 million in cash. Net proceeds were $39.7 million in cash as a result of customary effective to close date adjustments and a $0.8 million post-close adjustment made during the second half of the year. The sale resulted in an $18.9 million gain after the post-close adjustment.

Oil, Natural Gas and NGL Production and Pricing

The table below presents production and pricing information for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021	Change	% Change
Production data (in thousands)
Oil (MBbls)	949	957	(8)	(1)%
NGL (MBbls)	1,997	2,267	(270)	(12)%
Natural gas (MMcf)	21,101	21,417	(316)	(1)%
Total volumes (MBoe)	6,463	6,793	(330)	(5)%
Average daily total volumes (MBoe/d)	17.7	18.6	(0.9)	(5)%
Average prices—as reported (1)
Oil (per Bbl)	$92.21	$65.10	$27.11	42%
NGL (per Bbl)	$31.88	$22.42	$9.46	42%
Natural gas (per Mcf)	$4.88	$2.60	$2.28	88%
Total (per Boe)	$39.34	$24.86	$14.48	58%
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$92.21	$65.10	$27.11	42%
NGL (per Bbl)	$31.72	$22.28	$9.44	42%
Natural gas (per Mcf)	$4.97	$2.51	$2.46	98%
Total (per Boe)	$39.58	$24.53	$15.05	61%
___________________
(1)Prices represent actual average prices for the periods presented and do not include the impact of derivative transactions.

The table below presents production by area of operation for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022		2021
	Production (MBoe)	% of Total Production	Production (MBoe)	% of Total Production
Mid-Continent	6,463	100.0%	6,726	99.0%
North Park Basin	—	—%	67	1.0%
Total	6,463	100.0%	6,793	100.0%

Revenues

Consolidated revenues for the years ended December 31, 2022 and 2021 are presented in the table below (in thousands).

	Year Ended December 31,
	2022	2021	Change	% Change
Revenues
Oil	$87,528	$62,297	$25,231	41%
NGL	63,663	50,836	12,827	25%
Natural gas	103,067	55,749	47,318	85%
Total revenues	$254,258	$168,882	$85,376	51%

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the years ended December 31, 2022 and 2021 are shown in the table below (in thousands):

2021 oil, natural gas and NGL revenues	$168,882
Change due to production volumes in 2022	(12,982)
Change due to average prices in 2022	98,358
2022 oil, natural gas and NGL revenues	$254,258

Oil, natural gas and NGL revenues increased primarily due to improvements in realized commodity prices. Production volumes for the year ended December 31, 2022 decreased slightly due to the natural declines of our producing wells, which were partially offset from the production from our well reactivations and new well activity for the year.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	Change	% Change
Lease operating expenses	$41,286	$35,999	$5,287	14.7%
Production, ad valorem, and other taxes	15,880	9,918	5,962	60.1%
Depreciation and depletion—oil and natural gas	11,542	9,372	2,170	23.2%
Depreciation and amortization—other	6,342	6,073	269	4.4%
Total operating expenses	$75,050	$61,362	$13,688	22.3%

Lease operating expenses ($/Boe)	$6.39	$5.30	$1.09	20.6%
Production, ad valorem, and other taxes ($/Boe)	$2.46	$1.46	$1.00	68.6%
Depreciation and amortization—oil and natural gas ($/Boe)	$1.79	$1.38	$0.41	29.7%
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	6.2%	5.9%	0.4%	5.5%

The increase in lease operating expenses was primarily due to inflationary pressures, a higher number of producing wells and higher workover expenses due to our well reactivation program during the year ended December 31, 2022.

Production, ad valorem, and other taxes increased primarily due to the increase in production taxes as a result of increased revenues.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of increased capital expenditures from higher drilling and completion activity which increased our depletion rate.

Full cost pool impairment.    We did not record a full cost ceiling limitation impairment for the years ended December 31, 2022 or 2021.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC prices as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at December 31, 2022 were $93.67 per barrel of oil and $6.36 per MMBtu of natural gas, before price differential adjustments.

Based on the SEC prices over the twelve months ended March 1, 2023, we anticipate the SEC prices utilized in the March 31, 2023 full cost ceiling test may be $90.97 per barrel of oil and $5.96 per MMBtu of natural gas, (the "estimated first quarter prices"). Applying these estimated first quarter prices, and holding all other inputs constant to those used in the calculation of our December 31, 2022 ceiling test, no full cost ceiling limitation impairment is indicated for the first quarter of 2023.
However, a full cost ceiling limitation impairment may still be realized in the first quarter of 2023 and in subsequent quarters based on the outcome of numerous other factors such as additional declines in the actual trailing twelve-month SEC prices, production, lower commodity prices, changes in estimated future development costs and operating expenses, and other revisions to our proved reserves. Any such ceiling test impairments in 2023 could be material to our net earnings.

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	Change	% Change
General and administrative	$9,449	$9,675	(226)	(2.3)%
Restructuring expenses	382	792	(410)	(51.8)%
Employee termination benefits	—	49	(49)	(100.0)%
(Gain) loss on derivative contracts	(5,975)	2,251	(8,226)	(365.4)%
(Gain) loss on sale of assets	—	(18,952)	18,952	(100.0)%
Other operating expense (income)	(99)	(382)	283	(74.1)%
Total other operating expenses	$3,757	$(6,567)	$10,324	(157.2)%

General and administrative expenses decreased for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to continued efforts of cost control initiatives.

Restructuring expenses represent fees and costs associated with our predecessor company's 2016 bankruptcy filing and our exit from NPB in Colorado.
The following table summarizes derivative activity for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
(Gain) loss on derivative contracts	$(5,975)	$2,251
Cash paid (received) on settlements	$(1,525)	$2,230

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

Gain on sale of assets for the year ended December 31, 2021 relates to the sale of our NPB assets in Colorado in February 2021. See "Note 3-Acquisitions, Divestitures and Disposal of Assets and Oil and Gas Properties."

Interest (income) expense, net for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Interest expense
Interest expense on debt and letters of credit	$37	$377
Interest expense on right of use assets	36	26
Write off of debt issuance costs	—	174
Amortization of debt issuance costs, premium and discounts	—	57
Capitalized interest	—	(252)
Interest expense - other	143	25
Total	216	407
Less: interest income	(2,026)	(3)
Total interest (income) expense, net	$(1,810)	$404

Interest (income) expense, net during the year ended December 31, 2022 is primarily comprised of interest income received from cash deposits partially offset by interest paid on royalty obligations of $0.1 million, interest on vehicle leases and letters of credit. Interest expense incurred during the year ended December 31, 2021 is primarily comprised of interest and fees paid on the 2020 Credit Facility. The 2020 Credit Facility has been fully repaid and terminated as of September 2, 2021. As a result of the termination of the 2020 Credit Facility, $0.2 million of deferred financing costs were expensed to Interest expense.

Other income (expense), net

Other income (expense), net for the years ended December 31, 2022 and 2021 is reflected in the table below (in thousands):

	Year Ended December 31,
	2022	2021
Other income (expense), net
Other income, net	$378	$3,055
Total other income	$378	$3,055

The Other income (expense), net line item for the year ended December 31, 2022 is primarily comprised of gains on the sale of fleet vehicles and the removal of previously accrued liabilities due to a change in estimate. For the year ended December 31, 2021, Other income (expense), net is primarily comprised of the removal of $2.4 million of an allowance for doubtful accounts as a result of the $2.4 million being collected in October 2021.

Liquidity and Capital Resources

At December 31, 2022, our cash and cash equivalents, including restricted cash, was $257.5 million. For the next twelve months, we expect to have ample liquidity with cash on hand and cash from operations. As of March 8, 2023, the Company had no outstanding term or revolving debt obligations.

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

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2022 included cash flow from operations and cash on hand.

Our working capital increased to $241.6 million at December 31, 2022, compared to $97.7 million at December 31, 2021. The positive impact on working capital resulted primarily from an increase in cash and cash equivalents at December 31, 2022 as a result of cash flows from operations, partially offset by increased accrued liabilities driven largely by our increased capital expenditure activity in 2022.

We intend to spend between $26 million and $35 million in our 2023 capital budget plan, excluding any expenditures for acquisitions. We intend to fund capital expenditures and other commitments for the next 12 months using cash flows from our operations and cash on hand. We will endeavor to keep our capital spending within or very close to our projected cash flows from operations subject to changing industry conditions or events.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil and natural gas, which historically have been, and may continue to be, volatile. For example, during the period from January 2018 through December 2022, the NYMEX WTI settled price for oil fluctuated between a high of $123.64 per Bbl and a low of $(36.98) per Bbl, and the month-end NYMEX Henry Hub settled price for gas fluctuated between a high of $24.74 per Mcf and a low of $1.38 per Mcf.

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

Cash flows for the years ended December 31, 2022, and 2021 are presented in the following table and discussed below (in thousands):

	Year Ended December 31,
	2022	2021
Cash flows provided by operating activities	$164,696	$110,260
Cash flows provided by (used in) investing activities	(45,117)	22,973
Cash flows (used in) financing activities	(1,635)	(21,975)
Net increase in cash, cash equivalents and restricted cash	$117,944	$111,258

Cash Flows from Operating Activities

The $54.4 million increase in operating cash flows for the year ended December 31, 2022 compared to 2021, is primarily due to increased revenues which is the result of improved commodity prices as discussed above, offset by a slight decrease in production. The changes in operating assets and liabilities do not include changes in accounts payable or accrued expenses attributable to capital expenditures noted in the capital expenditure table below.

See “Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses.

Cash Flows from Investing Activities

During the year ended December 31, 2022, cash flows used in investing activities primarily reflects capital expenditures of $44.1 million related to drilling, capital workovers, well reactivations, and inventory purchases and $1.4 million related to an acquisition of proved reserves. Cash outflows were partially offset by $0.4 million of proceeds from the sale of assets.

During the year ended December 31, 2021, cash flows provided by investing activities primarily reflects $38.2 million of net cash proceeds primarily from the sale of the NPB assets partially offset by capital expenditures of $11.6 million and the acquisition of overriding royalty interests for $3.6 million.

See "Note 3— Acquisitions, Divestitures and Disposal of Assets and Oil and Gas Properties" to the accompanying consolidated financial statements included in Item 8 of this report for additional information.

Capital Expenditures.

Our capital expenditures for the years ended December 31, 2022 and 2021, are summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Capital Expenditures
Drilling and completions	$38,077	$1,087
Capital workovers	10,322	8,958
Leasehold and geophysical	809	905
Capital expenditures, excluding acquisitions (on an accrual basis)	49,208	10,950
Acquisitions	1,431	3,545
Current year total capital expenditures, including acquisitions	50,639	14,495
Change in capital accruals	(5,123)	633
Total cash paid for capital expenditures	$45,516	$15,128

Capital expenditures, excluding acquisitions, for development activities increased for the year ended December 31, 2022 compared to 2021, which is in line with the planned drilling, completion, capital workover and well reactivation program.

Cash Flows from Financing Activities

Our financing activities used $1.6 million of cash for the year ended December 31, 2022, consisted primarily of $1.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.5 million offset by $0.1 million of proceeds from the exercise of stock options. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Our financing activities used $22.0 million in of cash for the year ended December 31, 2021, consisting primarily of repayments of borrowings under the 2020 Credit Facility of $20.0 million, finance lease payments of $1.0 million and cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise of $0.9 million.

Share Repurchase Program

On August 16, 2021, our Board approved the initiation of a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. We did not repurchase any common stock under the Program during the year ended 2022.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2022, our contractual obligations included asset retirement obligations and short and long-term leases. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

As of December 31, 2022, we had future contractual payment commitments under various agreements, which are summarized below. The short-term leases and operating lease are not recorded in the accompanying consolidated balance sheets.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Asset retirement obligations (1)	$63,709	$16,074	$—	$127	$47,508
Operating lease	167	167	—	—	—
Short-term leases	2,076	2,076	—	—	—
Finance lease	1,059	459	600	—	—
Total	$67,011	$18,776	$600	$127	$47,508
____________________
(1)Asset retirement obligations are based on estimates and assumptions that affect the reported amounts as of December 31, 2022. These estimates and assumptions can be inherently unpredictable and may differ from actual results given the uncertainty of when we may be required to plug and abandon a well or retire an asset. As a result, we may not incur all of the estimated costs for the current asset retirement obligation as depicted above. During the year ended December 31, 2022, plugging and abandonment costs incurred were $2.6 million.

Valuation Allowance

Upon emergence from bankruptcy and the application of fresh start accounting in 2016, our tax basis in property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had significant U.S. federal net operating losses remaining after the attribute reduction caused by the restructuring transactions. As such, the successor Company had significant deferred tax assets to consume upon emergence. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2022, we have partially released our valuation allowance on our deferred tax assets by $64.5 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods.

See “Note 13—Income Taxes” to the accompanying consolidated financial statements for additional discussion of income tax related matters.

Critical Accounting Estimates

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

Proved Reserves. Approximately 95.0% of the Company’s reserves were estimated by independent petroleum engineers as of December 31, 2022. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data. The accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. For the years ended December 31, 2022 and 2021, the Company revised its proved reserves from prior years’ reports by approximately 8.1 MMBoe and 43.3 MMBoe, respectively, due to increases in SEC prices used to value reserves at the end of the applicable period, production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries among other factors. Estimates of proved reserves are key components of the Company’s financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation, depletion and impairment expenses.

Depreciation and depletion of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties, net of accumulated depreciation, depletion and impairment, less related deferred income taxes and electrical infrastructure costs, may not exceed an amount equal to the ceiling limitation. The Company calculates its full cost ceiling limitation using SEC prices adjusted for basis or location differentials, held constant over the life of the reserves. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down cannot be reversed at a later date. The Company did not record any impairment for the years ended December 31, 2022 or 2021.

See “Consolidated Results of Operations” and “Note 9—Impairment” to the Company’s accompanying consolidated financial statements in Item 8 of this report for a discussion of the Company’s impairments.

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

Income Taxes. Deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2022, we have partially released our valuation allowance on our deferred tax assets by $64.5 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods.

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

Commodity Price Risk. Our most significant market risk relates to the prices we receive for oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon our view of opportunities under the then-prevailing market conditions, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes for the purpose of reducing the variability of oil, natural gas and NGLs we receive.

We may use a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At December 31, 2022, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: January 2023 - March 2023	1,044,000	MMBtu	$8.39

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

The following table summarizes derivative activity for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
(Gain) loss on derivative contracts	$(5,975)	$2,251
Cash paid (received) on settlements	$(1,525)	$2,230

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2022.

/s/ GRAYSON PRANIN	/s/ SALAH GAMOUDI
Grayson Pranin President, Chief Executive Officer and Chief Operating Officer	Salah Gamoudi Executive Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SandRidge Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which those relate.

The Impact of Proved Oil and Natural Gas Reserves on Depletion—Oil and Natural Gas and Forecasts of Taxable Income for the Assessment of the Realizability of Deferred Tax Assets

As described in Note 1, the Company follows the full cost method of accounting, pursuant to which oil and natural gas properties are amortized using the unit-of-production method over total proved reserves. For the year ended December 31, 2022, the Company recorded depletion related to its proved oil and natural gas properties of approximately $7.6 million.

The Company engages an independent reservoir engineering firm, to serve as a management specialist and to estimate substantially all its proved oil and natural gas reserves. To estimate the volume of proved oil and natural gas reserves and associated future net cash flows, management and their specialist make significant estimates and assumptions including forecasting the production decline rate of producing properties. The estimation of proved oil and natural gas reserves is impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required. Changes in significant assumptions or engineering data could have a significant impact on the amount of depletion for the Company’s proved oil and natural gas properties and conclusions about realization of deferred tax assets. The impact of proved oil and natural gas reserves on forecasts of taxable income for the assessment of the realizability of deferred tax assets is further described below under Accounting for Income Taxes - Valuation Allowance on Deferred Tax Assets.

We identified the impact of proved oil and natural gas reserves on depletion and assessment of realizability of deferred tax assets as a critical audit matter due to use of significant judgment by management, including the use of specialist, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity, and increased extent of effort in performing procedures and evaluating audit evidence related to the significant assumptions used in developing those estimates of proved oil and natural gas reserves.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of controls over the Company’s estimation of oil and natural gas reserve quantities.
•Evaluating the knowledge, skill, and ability of the Company's third-party reservoir engineering specialist and their relationship to the Company, performing inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the proved reserve volumes and reading the reserve report prepared by the reservoir engineering specialist.
•Evaluating significant assumptions used by management and its specialist in developing the estimates of proved oil and natural gas reserves, including pricing differentials, future operations costs, future production rates and capital expenditures. The procedures performed included tests of the data inputs used by specialist for completeness and accuracy and an evaluation of the specialist’s findings. The procedures performed included:

•Testing the data inputs used by specialist for completeness and accuracy;
•Testing the specialist’s findings for mathematical accuracy; and
•Performing analytical procedures on pricing, reserve quantities and cost estimates developed by management and its specialist. Those procedures entailed comparisons of:

◾ prices to historical benchmark prices, adjusted for pricing differentials,
◾ production forecasts to recent historical actual production,
◾ projections of lease operating costs to recent historical costs incurred for a group of properties, and
◾ projected production taxes to recent historical taxes incurred and to statutory tax rates.

•Evaluating the accuracy of revenue and working interest percentages used in the reserve report by comparing a sample of such interests to the land records.
•Performing retrospective review of historical estimates of proved oil and natural gas reserves to identify potential management bias in estimates.

Testing the accuracy of the Company’s depletion calculation that included these proved reserves.

Accounting for Income Taxes – Valuation Allowance on Deferred Tax Assets

As described in Notes 1 and 13, deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. The Company has had a full valuation allowance against its deferred tax assets until December 31, 2022, when management concluded that it is more likely than not that a portion of the deferred tax assets will be realized, resulting in a deferred tax asset of $64.5 million and a deferred tax benefit of $64.5 million.

We identified the Company’s estimate of the portion of deferred tax assets that is more likely than not to be realized as a critical audit matter. Specifically, the Company’s evaluation of positive and negative evidence and estimates of future taxable income to determine the amount of valuation allowance for release involved significant management judgments. This in turn led to a high degree of auditor judgment, subjectivity, and increased extent of effort in performing procedures and evaluating audit evidence related to the weighing of positive and negative evidence and the significant assumptions used in developing estimates of future taxable income.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of controls over management’s determination of whether it is more likely than not that the deferred tax assets will be realized and development of estimates of future taxable income.

•With the assistance of internal income tax specialists:

•Evaluating management's assessment and weighing of the positive and negative evidence utilized to conclude that a portion of a valuation allowance should be released; and
•Assessing reasonableness of management’s conclusion about tax benefits that are more likely than not to be realized after considering forecasted book/tax differences and utilization of net operating losses.

•Testing the reasonableness of the key assumptions and data in the taxable income forecast by:

•Comparing forecasts of oil and natural gas production, pricing differentials, operating costs, production taxes, and ownership interests to the data inputs in Company’s aforementioned proved oil and natural gas reserves;
•Evaluating reasonableness of forecasted commodity pricing;
•Comparing other projected operating costs and interest income to historical costs incurred or income earned; and
•Assessing reasonableness of the forecast period used by management in its estimate of taxable income.

/s/ MOSS ADAMS LLP

Houston, Texas
March 15, 2023

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited SandRidge Energy, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of SandRidge Energy, Inc. and subsidiaries as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 15, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ MOSS ADAMS LLP

Houston, Texas
March 15, 2023

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of SandRidge Energy, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2022

We began serving as the Company's auditor in 2019. In 2022 we became the predecessor auditor.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$255,722	$137,260
Restricted cash - other	1,746	2,264
Accounts receivable, net	34,735	21,505
Derivative contracts	4,429	—
Prepaid expenses	523	626
Other current assets	7,747	80
Total current assets	304,902	161,735
Oil and natural gas properties, using full cost method of accounting
Proved	1,507,690	1,454,016
Unproved	11,516	12,255
Less: accumulated depreciation, depletion and impairment	(1,380,574)	(1,373,217)
	138,632	93,054
Other property, plant and equipment, net	92,244	97,791
Other assets	190	332
Deferred tax assets	64,529	—
Total assets	$600,497	$352,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$46,335	$45,779
Asset retirement obligations	16,074	17,606
Derivative contracts	—	21
Other current liabilities	870	627
Total current liabilities	63,279	64,033
Asset retirement obligations	47,635	41,762
Other long-term obligations	1,661	1,795
Total liabilities	112,575	107,590
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,868 issued and outstanding at December 31, 2022 and 36,675 issued and outstanding at December 31, 2021	37	37
Warrants	—	88,520
Additional paid-in capital	1,151,689	1,062,737
Accumulated deficit	(663,804)	(905,972)
Total stockholders’ equity	487,922	245,322
Total liabilities and stockholders’ equity	$600,497	$352,912

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$254,258	$168,882	$114,450
Other	—	—	526
Total revenues	254,258	168,882	114,976
Expenses
Lease operating expenses	41,286	35,999	43,431
Production, ad valorem, and other taxes	15,880	9,918	9,634
Depreciation and depletion—oil and natural gas	11,542	9,372	50,349
Depreciation and amortization—other	6,342	6,073	7,736
Impairment	—	—	256,399
General and administrative	9,449	9,675	15,327
Restructuring expenses	382	792	2,733
Employee termination benefits	—	49	8,433
(Gain) loss on derivative contracts	(5,975)	2,251	(5,765)
Gain on sale of assets	—	(18,952)	(100)
Other operating (income) expense	(99)	(382)	306
Total expenses	78,807	54,795	388,483
Income (loss) from operations	175,451	114,087	(273,507)
Other (expense) income
Interest income (expense), net	1,810	(404)	(1,998)
Other income (expense), net	378	3,055	(2,494)
Total other income (expense)	2,188	2,651	(4,492)
Income (loss) before income taxes	177,639	116,738	(277,999)
Income tax (benefit)	(64,529)	—	(646)
Net income (loss)	$242,168	$116,738	$(277,353)
Net income (loss) per share
Basic	$6.59	$3.21	$(7.77)
Diluted	$6.52	$3.13	$(7.77)
Weighted average number of common shares outstanding
Basic	36,745	36,393	35,689
Diluted	37,154	37,271	35,689

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at January 1, 2020	35,772	$36	6,659	$88,520	$1,059,253	$(745,357)	$402,452
Issuance of stock awards, net of cancellations	96	—	—	—	—	—	—
Common stock issued for general unsecured claims	60	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,031	—	3,031
Issuance of warrants for general unsecured claims	—	—	75	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	(277,353)	(277,353)
Balance at December 31, 2020	35,928	36	6,734	88,520	1,062,220	(1,022,710)	128,066
Issuance of stock awards, net of cancellations	547	1	—	—	(1)	—	—
Common stock issued for general unsecured claims	200	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,417	—	1,417
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(899)	—	(899)
Net Income	—	—	—	—	—	116,738	116,738
Balance at December 31, 2021	36,675	37	6,981	88,520	1,062,737	(905,972)	245,322
Issuance of stock awards, net of cancellations	193	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,603	—	1,603
Tax withholdings paid in exchange for shares withheld on employee vested stock awards		—	—	—	(1,177)	—	(1,177)
Warrants exercised	—	—	—	(2)	8	—	6
Cancellation of expired warrants	—	—	(6,981)	(88,518)	88,518	—	—
Net Income	—	—	—	—	—	242,168	242,168
Balance at December 31, 2022	36,868	$37	—	$—	$1,151,689	$(663,804)	$487,922

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$242,168	$116,738	$(277,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for doubtful accounts	—	(2,329)	3,202
Depreciation, depletion and amortization	17,884	15,445	58,085
Impairment	—	—	256,399
Deferred income taxes	(64,529)	—	—
Debt issuance costs amortization	—	57	792
Write off of debt issuance costs	—	174	—
(Gain) loss on derivative contracts	(5,975)	2,251	(5,765)
Cash (paid) received on settlement of derivative contracts	1,525	(2,230)	5,879
Gain on sale of assets	—	(18,952)	(100)
Stock-based compensation	1,526	1,394	3,012
Other	153	144	149
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	(13,211)	841	5,867
Prepaid expenses	(1,507)	2,264	452
Other current assets	(5,378)	—	458
Other assets and liabilities, net	(129)	(1,212)	1,134
Accounts payable and accrued expenses	(5,246)	(2,241)	(12,968)
Asset retirement obligations	(2,585)	(2,084)	(3,081)
Net cash provided by operating activities	164,696	110,260	36,162
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(44,085)	(11,583)	(8,762)
Acquisitions of assets	(1,431)	(3,545)	(3,701)
Purchase of other property and equipment	(49)	(59)	—
Proceeds from sale of assets	448	38,160	37,556
Net cash (used in) provided by investing activities	(45,117)	22,973	25,093
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	—	59,000
Repayments of borrowings	—	(20,000)	(96,500)
Debt issuance costs	—	(75)	(160)
Reduction of financing lease liability	(541)	(1,024)	(1,233)
Proceeds from exercise of stock options	77	23	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(1,177)	(899)	(64)
Cash received on warrant exercises	6	—	—
Net cash (used in) financing activities	(1,635)	(21,975)	(38,957)
NET INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	117,944	111,258	22,298
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	139,524	28,266	5,968
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of year	$257,468	$139,524	$28,266

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents. The Company considers all highly-liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where we may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards.

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

Fair Value of Financial Instruments. Certain of the Company’s financial assets and liabilities are measured at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s financial instruments, not otherwise recorded at fair value, consist primarily of cash, restricted cash, prepaid expenses, trade receivables, and trade payables and accrued expenses. The carrying values of cash, restricted cash, trade receivables, trade payables and accrued expenses are considered to reflect fair values due to the short-term maturity of these instruments. See Note 4 for further discussion of the Company’s fair value measurements.

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

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of unproved properties and internal costs directly related to the Company’s acquisition, development, and exploration activities and capitalized interest. The Company capitalized gross internal costs of $0.3 million, $0.5 million and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

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

Under the full cost method of accounting, total capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and impairment, less related deferred income taxes and electrical infrastructure costs may not exceed the ceiling limitation. A ceiling limitation calculation is performed at the end of each quarter. If the ceiling limitation is exceeded, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders’ equity and typically results in lower depreciation and depletion expense in future periods. Once incurred, a write-down cannot be reversed at a later date.

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

Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. During the year ended December 31, 2022 the Company did not capitalize any interest on unproved properties, while during the year ended December 31, 2021 the Company capitalized interest of approximately $0.3 million on unproved properties that were not currently being depreciated or depleted and on which exploration activities were in progress.

Debt Issuance Costs. The Company includes unamortized debt issuance costs, if any, in other assets in the consolidated balance sheets. Other debt issuance costs related to long-term debt, if any, are presented in the balance sheets as a direct deduction from the associated debt liability, if material. Debt issuance costs are amortized to interest expense over the term of the related debt. When debt is retired, any unamortized costs, if material are written off and included in gain or loss on extinguishment of debt.

Asset Retirement Obligations. The Company owns oil and natural gas assets that require expenditures to plug, abandon and remediate associated property at the end of their productive lives, in accordance with applicable federal and state laws. Liabilities for these asset retirement obligations are recorded at the estimated present value at the time the wells are drilled or acquired, with the offsetting increase to property cost. These property costs are depreciated on a unit-of-production basis within the full cost pool. The liability accretes each period until it is settled or the asset is sold and the liability is removed. Both the accretion and the depreciation are included in the consolidated statements of operations. The Company determines its asset retirement obligations by calculating the present value of estimated expenses related to the liability. Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. Inherent in the present value calculation are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. See Note 11 for further discussion of the Company’s asset retirement obligations.

Revenue Recognition and Natural Gas Balancing. Sales of oil, natural gas and NGLs are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck, net of royalties, discounts and allowances, as applicable. Additionally, the Company deducts transportation costs from oil, natural gas and NGL revenues. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are included in production, ad valorem and other taxes in the consolidated statements of operations. See Note 15 for further information on the Company's accounting policies related to revenues.

The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has recorded a liability for natural gas imbalance positions of $1.4 million at December 31, 2022 and 2021. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheets.

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

Restructuring expenses. Restructuring expenses represent fees and costs associated with our outsourcing and relocation of certain corporate specific functions that are of a non-recurring nature, expenses related to our predecessor company's 2016 bankruptcy, and our exit from NPB in Colorado.

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

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Environmental expenditures are expensed or capitalized, as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Environmental liabilities related to future costs are recorded on an undiscounted basis when assessments and/or remediation activities are probable and costs can be reasonably estimated. See Note 12 for discussion of the Company’s commitments and contingencies.

Concentration of Risk. We regularly maintain cash in excess of federally insured limits at financial institutions. Additionally, all of the Company’s commodity derivative transactions have been carried out in the over-the-counter market, which involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparty for all of the Company’s commodity derivative transactions have an “investment grade” credit rating. The Company monitors the credit ratings of its commodity derivative counterparties on an ongoing basis and considers their credit default risk ratings in determining the fair value of its commodity derivative contracts. Historically, the Company’s commodity derivative contracts have been with multiple counterparties to minimize exposure to any individual counterparty.

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

The Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	Sales	% of Revenue
December 31, 2022
Targa Pipeline Mid-Continent West OK LLC	$147,902	58.2%
Plains Marketing, L.P.	$76,342	30.0%

December 31, 2021
Targa Pipeline Mid-Continent West OK LLC	$91,066	53.9%
Plains Marketing, L.P.	$51,204	30.3%

December 31, 2020
Plains Marketing, L.P.	$40,058	34.8%
Targa Pipeline Mid-Continent West OK LLC	$38,287	33.3%
Sinclair Crude Company	$36,375	31.6%

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

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, amended by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides optional practical expedients and exceptions for applying United States Generally Accepted Accounting Principles ("US GAAP") provisions to contracts, hedging relationships, and other transactions that reference LIBOR, or other reference rates expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in this update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2024. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, if any.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
2. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(215)	$(177)	$(1,260)
Cash received for income taxes	$—	$—	$616

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of PP&E in accounts payable and accrued expenses	$6,151	$1,029	$396
Right-of-use assets obtained in exchange for financing lease obligations	$713	$1,258	$67
Carrying value of properties exchanged	$—	$—	$3,890
Asset retirement obligation capitalized	$86	$18	$309
Asset retirement obligation removed due to divestiture	$(623)	$(7,662)	$(502)
Asset retirement obligation revisions	$2,656	$6,800	$(17,192)

3. Acquisitions, Divestitures and Disposal of Assets and Oil and Gas Properties

2021 Acquisitions and Divestitures

On April 22, 2021, we announced the acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price was $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

North Park Basin Sale

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin ("NPB"), in Colorado, for a purchase price of $47 million. The sale closed for net proceeds of $39.7 million in cash, which amounts to the purchase price of $47 million net of effective date to close date adjustments. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $19.7 million gain related to the assets sold. The gain represents net proceeds of $39.7 million coupled with the release of revenues in suspense of $0.5 million and the relief of asset retirement obligations of $6.1 million offset by the reduction of $26.6 million in oil and gas properties related to NPB. The Company recorded a decrease to the sales price of $0.8 million as a result of post-closing adjustments made during the second half of the year. As a result, Gain on sale of assets decreased to $18.9 million for the year ended December 31, 2021.

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
4. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets, accounts payable and accrued expenses and other current liabilities and other long-term obligations included in the consolidated balance sheets approximated fair value at December 31, 2022 and December 31, 2021.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company's financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has assets and liabilities classified in Level 2 of the hierarchy as of December 31, 2022 and 2021, as described below.

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
Fair Value - Recurring Measurement Basis

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2022

	Fair Value Measurements			Netting	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$4,429	$—	$—	$4,429
Total	$—	$4,429	$—	$—	$4,429

December 31, 2021

	Fair Value Measurements			Netting(1)	Liabilities at Fair Value
	Level 1	Level 2	Level 3
Liabilities
Commodity derivative contracts	$—	$200	$—	$179	$21
Total	$—	$200	$—	$179	$21

(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

Transfers. During the years ended December 31, 2022, 2021 and 2020, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair Value of Non-Financial Assets and Liabilities

See Note 9 for discussion of the Company’s impairment valuations.

5. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2022	2021
Oil, natural gas and NGL sales	$21,839	$18,829
Joint interest billing	11,234	3,441
Other	3,689	1,262
Total accounts receivable	36,762	23,532
Less: allowance for doubtful accounts	(2,027)	(2,027)
Total accounts receivable, net	$34,735	$21,505

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the balance and activity in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$2,027	$4,356
Additions charged to costs and expenses	—	21
Deductions (1)	—	(2,350)
Ending balance	$2,027	$2,027
____________________
(1)Deductions represent collections of amounts for which an allowance had previously been established.

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

The following table summarizes derivative activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Gain) loss on derivative contracts	$(5,975)	$2,251	$(5,765)
Cash paid (received) on settlements	$(1,525)	$2,230	$(5,879)

Master Netting Agreements and the Right of Offset. As applicable, the Company has master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis by commodity type in the consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. As of December 31, 2022, the counterparty to the Company’s open commodity derivative contracts consisted of one financial institution.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative positions as of December 31, 2022 and 2021 (in thousands):

December 31, 2022

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$4,429	$—	$4,429	$—	$4,429
Total	$4,429	$—	$4,429	$—	$4,429

December 31, 2021

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$200	$179	$21	$—	$21
Total	$200	$179	$21	$—	$21

As of December 31, 2022, the Company's open derivative contracts consisted of natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Notional	Units	Weighted Average Fixed Price per Unit
Natural Gas Price Swaps: January 2023 - March 2023	1,044,000	MMBtu	$8.39

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a net basis with same counterparty netting (in thousands):

		December 31,
Type of Contract	Balance Sheet Classification	2022
Derivative assets
Natural Gas	Current assets - Derivative Contracts	$4,429

		December 31,
Type of Contract	Balance Sheet Classification	2021
Derivative liabilities
Natural Gas and NGL price swaps	Current liabilities - Derivative Contracts	$21

See Note 4 for additional discussion of the fair value measurement of the Company’s derivative contracts.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
7. Leases

The Company determines if an arrangement is or contains a lease at inception. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate was used as the discount rate when determining the present value of future payments. Lease assets are recognized based on the lease liability plus any prepaid lease payments and excluding lease incentives and initial direct costs incurred for the same periods. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that option will be exercised. The Company recognizes right-of-use assets and current and non-current lease liabilities on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Capitalized operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying consolidated balance sheet as of December 31, 2022 and 2021.

The Company had operating and financing leases for vehicles, office space and equipment outstanding during the year ended December 31, 2022 and 2021, which were not significant to the consolidated financial statements.

The components of lease costs recognized for the Company's right-of-use leases are shown below (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Short-term lease cost (1)	$4,208	$892	$1,880
Financing lease cost	673	389	1,220
Operating lease cost	161	151	169
Total lease cost	$5,042	$1,432	$3,269
___________________
(1)During the year ended December 31, 2022, there were $3.3 million in short-term lease costs capitalized associated with our drilling rig lease. Portions of these costs were reimbursed to the Company by other working interest owners. There were no short-term lease costs capitalized as part of oil and natural gas properties during the years ended December 31, 2021 or 2020.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Oil and natural gas properties
Proved	$1,507,690	1,454,016
Unproved	11,516	12,255
Total oil and natural gas properties	1,519,206	1,466,271
Less accumulated depreciation, depletion and impairment	(1,380,574)	(1,373,217)
Net oil and natural gas properties capitalized costs	138,632	93,054

Land	200	200
Electrical infrastructure	121,819	121,819
Non-oil and natural gas equipment	1,644	1,575
Buildings and structures	3,603	3,603
Financing Leases	1,468	1,384
Total	128,734	128,581
Less accumulated depreciation and amortization	(36,490)	(30,790)
Other property, plant and equipment, net	92,244	97,791
Total property, plant and equipment, net	$230,876	$190,845

The average rates used for depreciation and depletion of oil and natural gas properties were $1.18 per Boe in 2022, $0.78 per Boe in 2021 and $5.11 per Boe in 2020.

See Note 9 for discussion of impairment of other property, plant and equipment.

Costs Excluded from Amortization

Costs excluded from amortization were related to unproved properties and were $11.5 million and $12.3 million, at December 31, 2022 and 2021, respectively.

For leases that do not have existing production that would otherwise extend the lease term, the Company estimates that any associated unproved costs will be evaluated and transferred to the amortization base of the full cost pool within a three to five-year period from the original lease date. In addition, the Company’s internal engineers evaluate all properties on a quarterly basis.

9. Impairment

The Company assesses the need to impair its oil and gas properties during its quarterly full cost pool ceiling limitation calculation. The Company analyzes various property, plant and equipment for impairment when certain triggering events occur by comparing the carrying values of the assets to their undiscounted future net cash flows. The full cost pool ceiling limitation and other assets were determined in accordance with the policies discussed in Note 1.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Impairment for the years ended December 31, 2022, 2021 and 2020 consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Full cost pool ceiling limitation	$—	$—	$218,399
Other	—	—	38,000
	$—	$—	$256,399

During the years ended December 31, 2022 and 2021, the Company did not record a full cost limitation impairment charge. The ceiling limitation impairment charges recorded for the year ended December 31, 2020 resulted from various factors, including a decrease in proved reserve value driven by a significant decline in the trailing twelve-month weighted average oil and natural gas prices in the first, second and third quarters of 2020. See Note 20 for additional discussion of our oil and gas producing properties.

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

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accounts payable and other accrued expenses	$17,989	$13,727
Production payable	22,290	23,974
Payroll and benefits	3,471	3,942
Taxes payable	2,585	3,902
Drilling advances	—	234
Total accounts payable and accrued expenses	$46,335	$45,779

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
11. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$59,368	$57,168	$75,016
Liability incurred upon acquiring and drilling wells	86	18	309
Revisions in estimated cash flows (1)	2,656	6,800	(17,192)
Liability settled or disposed in current period (2)	(2,296)	(8,668)	(6,866)
Accretion (3)	3,895	4,050	5,901
Ending balance	63,709	59,368	57,168
Less: current portion	16,074	17,606	16,467
Asset retirement obligations, net of current	$47,635	$41,762	$40,701
____________________
(1)    Revisions for the years ended December 31, 2022, 2021 and 2020 relate primarily to changes in estimated well lives and changes in plugging cost estimates.
(2) $6.1 million is related to the sale of NPB in February 2021.
(3)    Included on the Depreciation and depletion - oil and natural gas line item on the Consolidated Statements of Operations.

12. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of December 31, 2022. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma (“In re SandRidge Energy, Inc. Securities Litigation”); and

• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma (“Lanier Trust”)

Both cases were settled with all defendants except the SandRidge Mississippian Trust I (“the Trust”), which is being sued by a class of purchasers of units under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegations that the Trust, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company. The Company is contractually obligated to indemnify the Trust for losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, which it is required to advance. Such indemnification is not covered by insurance . Considering the status of the Lanier Trust matter, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Lanier Trust matter and believes that the plaintiffs’ claims are without merit.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17 million with those defendants. The Company refused and filed an action in Oklahoma state court seeking a declaratory judgment that the defendants were not entitled to any settlement. As a result of the Company’s refusal to fund the settlement, separate insurance was triggered. The insurance carriers funded the settlement of $17 million and are seeking recovery from the Company in the State court action. The Company disputes any liability under this demand and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any liabilities relating to this matter.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings, which are being handled and defended by the Company in the ordinary course of business.

13. Income Taxes

The Company’s income tax (benefit) provision consisted of the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$(646)
State	—	—	—
	—	—	(646)
Deferred
Federal	(55,796)	—	—
State	(8,733)	—	—
	(64,529)	—	—
Total (benefit) provision	$(64,529)	$—	$(646)

A reconciliation of the (benefit) provision for income taxes at the statutory federal tax rate to the Company’s actual income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Computed at federal statutory rate	$37,304	$24,404	$(58,574)
State taxes, net of federal benefit	5,843	3,012	(10,898)
Non-deductible expenses	3	83	18
Stock-based compensation	23	(541)	643
Return to provision adjustments	1,015	(221)	(945)
Refund of AMT Sequestration	—	—	(646)
Change in statutory tax rate	25,499	—	—
Change in state net operating loss carryforwards	31,762	—	—
Change in valuation allowance	(165,978)	(26,733)	69,285
Other	—	(4)	471
Total (benefit) provision	$(64,529)	$—	$(646)

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2022, we have partially released our valuation allowance on our deferred tax assets by $64.5 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. As of December 31, 2021 the Company had a full valuation allowance against its deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax liabilities
Investments (1)	$—	$—
Derivative contracts	—	—
Total deferred tax liabilities	—	—
Deferred tax assets
Property, plant and equipment	89,090	181,037
Net operating loss carryforwards	373,702	440,332
Tax credits and other carryforwards	33,852	33,861
Asset retirement obligations	13,791	14,842
Investments (1)	165	106
Other	1,392	2,363
Total deferred tax assets	511,992	672,541
Valuation allowance	(447,463)	(672,541)
Net deferred tax asset	$64,529	$—
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

As of December 31, 2022, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, approximately $200 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $643 million do not have an expiration date and $247 million expire during the years 2026 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have any unrecognized tax benefits at December 31, 2022, 2021 or 2020.

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

14. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share and 50 million shares of preferred stock, par value $0.001 per share. At December 31, 2022, the Company had 36.9 million shares of common stock issued and outstanding, including an immaterial amount of shares of unvested restricted stock awards. The Company also has 0.3 million restricted stock units, an immaterial amount of performance share units and 0.2 million stock options outstanding at December 31, 2022 as discussed further in Note 16. At December 31, 2021, the Company had 36.7 million shares of common stock issued and outstanding, including 0.1 million shares of unvested restricted stock awards. The Company also had 0.4 million of restricted stock units, an immaterial amount of performance share units and 0.3 million stock options outstanding at December 31, 2021. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Warrants. Since the fourth quarter of 2016, the Company issued approximately 4.9 million Series A warrants and 2.1 million Series B warrants to certain holders of general unsecured claims as defined in the 2016 bankruptcy reorganization plan. These warrants were exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants. The warrants contained customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. During the year ended December 31, 2022, warrant holders exercised 103 Series A warrants and 44 Series B warrants for 147 shares of common stock. Upon expiration, the remaining 4.9 million Series A warrants and 2.1 million Series B warrants were cancelled and the carrying value was transferred to Additional paid-in capital in the accompanying consolidated balance sheets.

Share Repurchase Program. In August 2021, our Board of Directors approved the initiation of a share repurchase program (the "Program") authorizing us to purchase up to an aggregate of $25.0 million of our common stock beginning as early as August 16, 2021. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at our discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. We did not repurchase any common stock under the Program during the year ended December 31, 2022.

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
Shares Withheld for Taxes. The following table shows the number of shares withheld for taxes and the associated value of those shares. These shares were accounted for as treasury stock when withheld, and then immediately retired.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Number of shares withheld for taxes	66	192	51
Value of shares withheld for taxes	$1,177	$899	$64

15. Revenues

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Oil (1)	$87,528	$62,297	$73,621
NGL	63,663	50,836	17,962
Natural gas	103,067	55,749	22,867
Other	—	—	526
Total revenues	$254,258	$168,882	$114,976
(1) Results include revenue from NPB from 2020 through February 5, 2021, the closing date of the NPB sale.

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its customers. As of December 31, 2022 and 2021, the Company had revenues receivable of $21.8 million and $18.8 million., respectively, and we did not record any bad debt expense on revenue receivable as of December 31, 2022 and 2021.

16. Share-Based Compensation

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
The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. At December 31, 2022, the Company had restricted stock awards, restricted stock units, performance share units and stock options outstanding under the Omnibus Incentive Plan. Forfeitures for these awards are recognized as they occur.
Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares at December 31, 2022 will generally vest over either a one-year period or three-year period with a remaining weighted average contractual period of 0.63 years and have $0.2 million of associated unrecognized compensation cost.

The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at January 1, 2020	233	$12.66
Granted	105	$2.15
Vested	(174)	$11.53
Forfeited / Canceled	(50)	$15.97
Unvested restricted shares outstanding at December 31, 2020	114	$3.26
Granted	56	$5.26
Vested	(111)	$2.99
Forfeited / Canceled	(2)	$16.25
Unvested restricted shares outstanding at December 31, 2021	57	$5.26
Granted	18	$18.93
Vested (1)	(57)	$5.26
Forfeited / Canceled	—	$—
Unvested restricted shares outstanding at December 31, 2022	18	$18.93
____________________
(1)     The aggregate intrinsic value of restricted stock that vested during 2022 was approximately $1.4 million based on the stock price at the time of vesting.

Restricted Stock Units. The Company’s restricted stock units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted stock units at December 31, 2022 will generally vest over a three-year period with a remaining weighted average contractual period of 1.67 years and have $1.1 million associated unrecognized compensation cost at December 31, 2022.

The following table presents a summary of the Company’s unvested restricted stock units:

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock units outstanding at December 31, 2020	1,410	$1.10
Granted	178	$7.58
Vested (1)	(477)	$1.14
Forfeited / Canceled	(705)	$0.94
Unvested restricted stock units outstanding at December 31, 2021	406	$4.18
Granted	39	$13.51
Vested (1)	(175)	$3.61
Forfeited / Canceled	(18)	$5.51
Unvested restricted stock units outstanding at December 31, 2022	252	$5.93
____________________
(1)     The aggregate intrinsic value of restricted stock units that vested during 2022 was approximately $3.3 million based on the stock price at the time of vesting.

Performance Share Units. The Company’s performance share units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding performance share units at December 31, 2022 will generally vest over a three year period with a remaining weighted average contractual period of 0.20 years and an immaterial amount of unrecognized compensation cost at December 31, 2022.

The following table presents a summary of the Company's performance share units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested performance share units outstanding at January 1, 2020	92	$20.41
Granted	205	$1.66
Vested	(92)	$20.41
Forfeited / Canceled	—
Unvested performance share units outstanding at December 31, 2020	205	$1.66
Granted	39	$5.01
Vested	(197)	$1.70
Forfeited / Canceled	(13)	$2.38
Unvested performance share units outstanding at December 31, 2021	34	$5.01
Granted	19	$13.51
Vested (1)	(34)	$5.01
Forfeited / Canceled	(2)	$13.51
Unvested performance share units outstanding at December 31, 2022	17	$13.51
____________________
(1)     The aggregate intrinsic value of performance share units that vested during 2022 was approximately $0.5 million.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Stock Options

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock and other factors. The Company uses historical data on the exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. There were no stock options granted during the year ended December 31, 2022.

Assumptions	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Risk-free interest rate	0.79%	1.40%
Expected dividend yield	—%	—%
Expected volatility	78.2%	46.2%
Expected term	5 years	2.75 years

The following table presents a summary of the Company's stock option activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value (in millions)
	(In thousands)
Outstanding at January 1, 2020	—	$—	—	$—
Granted	245	—	—	—
Forfeited / Canceled	(154)	—	—	—
Outstanding at December 31, 2020	91	$—	2.68	$0.24
Exercisable at December 31, 2020	—	$—	—	$—

Outstanding at December 31, 2020	91	$—	2.68	$0.24
Granted	250	—	—	—
Exercised	(9)	$6.43	—	—
Expired	(1)	—	—	—
Forfeited / Canceled	(7)	—	—	—
Outstanding at December 31, 2021	324	$—	7.80	$0.80
Exercisable at December 31, 2021	24	$—	1.59	$0.19

Outstanding at December 31, 2021	324	$—	7.80	$0.80
Granted	—	—	—	—
Exercised	(31)	$17.53	—	—
Expired	—	—		—
Forfeited / Canceled	(7)	—	—	—
Outstanding at December 31, 2022 (1)	286	$—	7.64	$2.38
Exercisable at December 31, 2022	68	$—	6.49	$0.64
____________________
(1)     All outstanding stock options as of December 31, 2022 are expected to vest.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
In August 2021 and February 2020, the Company granted nonqualified stock options. As of December 31, 2022, the total unrecognized compensation expense was $1.1 million and will be recognized over a weighted average period of 3.65 years. The Company issues new shares upon stock option exercises.

The following tables summarize the Company's share and incentive-based compensation for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Recurring Compensation Expense (1)	Executive Terminations (2)	Reduction in Force (2)	Total
Year Ended December 31, 2022
Equity-classified awards:
Restricted stock awards and units	$997	$—	$—	$997
Performance share units	215	—	—	215
Stock options	314	—	—	314
Total share-based compensation expense	1,526	—	—	1,526
Less: Capitalized compensation expense	—	—	—	—
Share and incentive-based compensation expense, net	$1,526	$—	$—	$1,526
Year Ended December 31, 2021
Equity-classified awards:
Restricted stock awards and units	$773	$—	$11	$784
Performance share units	476	—	6	482
Stock options	128	—	—	128
Total share-based compensation expense	1,377	—	17	1,394
Less: Capitalized compensation expense	—	—	—	—
Share and incentive-based compensation expense, net	$1,377	$—	$17	$1,394
Year Ended December 31, 2020
Equity-classified awards:
Restricted stock awards	$974	$508	$40	$1,522
Performance share units	211	1,276	—	1,487
Stock options	22	—	—	22
Total share-based compensation expense	1,207	1,784	40	3,031
Less: Capitalized compensation expense	(19)	—	—	(19)
Share and incentive-based compensation expense, net	$1,188	$1,784	$40	$3,012
____________________
(1)Recorded in general and administrative expense in the accompanying consolidated statements of operations.
(2)Recorded in employee termination benefits in the accompanying consolidated statements of operations.

17. Incentive and Deferred Compensation Plans

Annual Incentive Plan. The Annual Incentive Plan ("AIP") incorporates quantitative performance measures, strategic qualitative goals and competitive target award levels for management and employees for the 2022 and 2021 performance years. Incentive bonus awards for 2022 will be provided based on performance measures related to health, safety and environment, production, operating expenses, capital expenditures, general and administrative expenses, among other metrics and will be paid in 2023 at the discretion of the Board of Directors. As of December 31, 2022 and 2021, the Company accrued approximately $1.5 million and $2.1 million, respectively for AIP. AIP Payments totaling $2.1 million were paid in 2022 for the 2021 performance year and $2.1 million were paid in 2021 for the 2020 performance year.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
401(k) Plan. The Company maintains a 401(k) retirement plan for its employees. Under this plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by the IRS. For the years ended December 31, 2022, 2021 and 2020, the Company made matching contributions to the plan equal to 100% on the first 10% of employee deferred wages, excluding incentive compensation, totaling $0.8 million, $0.8 million and $1.1 million, respectively. Participants in the plan are immediately 100% vested in the discretionary employee contributions and related earnings on those contributions. The Company's matching contributions and related earnings vest based on years of service, with full vesting occurring on the fourth anniversary of employment.

18. Employee Termination Benefits

The following table presents a summary of employee termination benefits for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Cash	Share-Based Compensation (2)	Number of Shares	Total Employee Termination Benefits
Year Ended December 31, 2022
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	—	—	—	—
	$—	$—	—	$—
Year Ended December 31, 2021
Executive Employee Termination Benefits	$—	$—	—	$—
Other Employee Termination Benefits	32	17	—	49
	$32	$17	—	$49
Year Ended December 31, 2020
Executive Employee Termination Benefits (1)	$1,009	$1,784	159	$2,793
Other Employee Termination Benefits	5,600	40	4	5,640
	$6,609	$1,824	163	$8,433
____________________

(1)    On July 1, 2020, the Company's then current Chief Financial Officer, Michael A. Johnson and Chief Operating Officer, John Suter, separated employment from the Company. As a result, the Company paid cash severance costs and incurred share-based compensation costs associated with these separations during 2020.
(2)    Share-based compensation recognized in connection with the accelerated vesting of restricted stock awards due to the sale of the North Park assets for the year ended December 31, 2021 and performance share units upon the departure of certain executives and the reductions in workforce in 2020 reflects the remaining unrecognized compensation expense associated with these awards at the date of termination was recorded as employee termination benefits. The unrecognized compensation expense was calculated using the grant date fair value for restricted stock awards and performance share units. One share of the Company’s common stock was issued per performance share unit.

As of December 31, 2020, there were no longer any legacy employment contracts.

See Note 16 for additional discussion of the Company’s share-based compensation awards.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
19. Earnings (Loss) per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2022
Basic earnings per share	$242,168	36,745	$6.59
Effect of dilutive securities
Restricted stock awards (1)	—	20
Restricted share units (1)	—	285
Performance share units (1)	—	20
Stock Options (1)	—	84
Warrants	—	—
Diluted earnings per share	$242,168	37,154	$6.52
Year Ended December 31, 2021
Basic earnings per share	$116,738	36,393	$3.21
Effect of dilutive securities
Restricted stock awards (1)	—	58
Restricted share units (1)	—	689
Performance share units (1)	—	83
Stock Options (1)	—	48
Warrants (2)	—	—
Diluted earnings per share	$116,738	37,271	$3.13
Year Ended December 31, 2020
Basic loss per share	$(277,353)	35,689	$(7.77)
Effect of dilutive securities
Restricted stock awards (2)	—	—
Restricted share units (2)	—	—
Performance share units (2)	—	—
Stock Options (2)	—	—
Warrants (2)	—	—
Diluted loss per share	$(277,353)	35,689	$(7.77)
____________________
(1)The incremental shares of potentially dilutive restricted stock awards, restricted stock units, performance share units and stock options were included for the years ended December 31, 2022 and 2021 as their effect was dilutive under the treasury stock method.
(2)No incremental shares of potentially dilutive restricted stock awards, restricted share units, performance share units, stock options or warrants were included for the year ended December 31, 2020, as their effect was antidilutive under the treasury stock method.

See Note 16 for discussion of the Company’s share-based compensation awards.

20. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2022	2021
Oil and natural gas properties
Proved	$1,507,690	$1,454,016
Unproved	11,516	12,255
Total oil and natural gas properties	1,519,206	1,466,271
Less accumulated depreciation, depletion and impairment	(1,380,574)	(1,373,217)
Net oil and natural gas properties capitalized costs	$138,632	$93,054

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Acquisitions of properties
Proved	$1,431	$3,545	$3,701
Unproved	—	—	—
Exploration (1)	809	905	1,005
Development	48,399	10,045	3,563
Total cost incurred	$50,639	$14,495	$8,269
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

	Year Ended December 31,
	2022	2021	2020
Revenues	$254,258	$168,882	$114,450
Expenses
Production costs	57,221	46,309	53,474
Depreciation and depletion	11,542	9,372	50,349
Impairment	—	—	218,399
Total expenses	68,763	55,681	322,222
Income (loss) before income taxes	185,495	113,201	(207,772)
Income tax expense (benefit) (1)	45,055	26,734	(51,750)
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$140,440	$86,467	$(156,022)
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

Approximately 95% of the Company’s proved reserves estimates have been prepared by independent reservoir engineers and geoscience professionals and the remaining 5% of proved reserves are estimated internally are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

Cawley, Gillespie & Associates, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs for approximately 95% of the Company’s net interest in oil and natural gas properties as of the years ended December 31, 2022 and 2021. Cawley, Gillespie & Associates are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. The remaining proved reserves were based on Company estimates.

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

2022 Activity. Proved reserves increased from 71.3 MMBoe at December 31, 2021 to 74.3 MMBoe at December 31, 2022, primarily as a result of positive revisions of 9.1 MMBoe associated with the increase in year-end SEC commodity prices for oil and natural gas, 1.8 MMBoe related to the Company's well reactivation program, and 1.0 MMBoe associated with other commercial improvements. Further, extensions added 1.2 MMBoe and purchases added 0.2 MMBoe of proved reserves. These increases were offset by 2022 production totaling 6.5 MMBoe, a decrease of 1.0 MMBoe due to higher operating expenses in the trailing twelve month period used in the projections, and a decrease of 2.8 MMBoe attributable to other revisions.

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

The summary below presents changes in the Company’s estimated reserves. NPB is included in 2021, 2020 and 2019.

	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf) (1)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2019	35,308	15,859	232,307	89,885
Revisions of previous estimates (2)	(24,650)	(2,246)	(107,426)	(44,800)
Acquisitions of new reserves	74	437	3,391	1,076
Sales of reserves in place	(163)	(111)	(1,827)	(579)
Production	(2,084)	(2,694)	(23,552)	(8,703)
As of December 31, 2020	8,485	11,245	102,893	36,879
Revisions of previous estimates (2)	3,627	14,924	148,736	43,340
Acquisitions of new reserves	135	438	5,235	1,446
Sales of reserves in place	(3,440)	(28)	(716)	(3,587)
Production	(957)	(2,266)	(21,417)	(6,793)
As of December 31, 2021	7,850	24,313	234,731	71,285
Revisions of previous estimates (2)	971	2,825	25,841	8,102
Acquisitions of new reserves	39	65	528	192
Extensions and discoveries	510	227	2,823	1,208
Production	(949)	(1,997)	(21,101)	(6,463)
As of December 31, 2022	8,421	25,433	242,822	74,324
Proved developed reserves
As of December 31, 2019	14,078	14,532	200,853	62,086
As of December 31, 2020	8,485	11,245	102,893	36,879
As of December 31, 2021	7,850	24,313	234,731	71,285
As of December 31, 2022	8,421	25,433	242,822	74,324
Proved undeveloped reserves
As of December 31, 2019	21,230	1,327	31,454	27,799
As of December 31, 2020	—	—	—	—
As of December 31, 2021	—	—	—	—
As of December 31, 2022	—	—	—	—
_________________
(1)    Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)    Revisions include changes due to previous quantity estimates, pricing, productions costs, and other commercial factors.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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
•pricing is applied based upon SEC prices at December 31, 2022, 2021 and 2020, adjusted for fixed or determinable contracts that are in existence at year-end.
The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2022	2021	2020
Oil (per Bbl)	$93.73	$64.95	$36.54
NGL (per Bbl)	$33.42	$19.26	$6.40
Natural gas (per Mcf)	$4.76	$2.56	$0.87
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

	December 31,
	2022	2021	2020
Future cash inflows from production	$2,795,762	$1,579,734	$471,038
Future production costs (1)	(1,131,145)	(735,904)	(270,512)
Future development costs (2)	(36,730)	(66,732)	(81,687)
Future income tax expenses (3)	(17,780)	—	—
Undiscounted future net cash flows	1,610,107	777,098	118,839
10% annual discount	(803,242)	(344,184)	(13,853)
Standardized measure of discounted future net cash flows (4)	$806,865	$432,914	$104,986
____________________
(1)    Consists of severance taxes, ad valorem taxes, and lease operating expenses.
(2)    Includes abandonment costs.
(3)    The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws, including expected tax benefits to be realized from the utilization of net operating loss carryforwards.
(4)    NPB is included in 2020.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning present value	$432,914	$104,986	$364,290
Changes during the year
Revenues less production	(197,419)	(122,964)	(61,407)
Net changes in prices, production and other costs	465,116	380,026	(135,652)
Development costs incurred	846	83	—
Net changes in future development costs (1)	3,028	446	(2,167)
Extensions and discoveries	36,984	—	—
Revisions of previous quantity estimates (1)	98,579	112,926	(99,533)
Accretion of discount	34,138	6,016	36,429
Net change in income taxes	(3,798)	—	—
Purchases of reserves in-place	3,039	15,541	4,744
Sales of reserves in-place	—	(29,792)	(1,067)
Timing differences and other (2)	(66,562)	(34,354)	(651)
Net change for the year	373,951	327,928	(259,304)
Ending present value (3) (4)	$806,865	$432,914	$104,986
____________________
(1)     The change in estimated future development costs and revisions of previous quantity estimates primarily reflect increases from the well reactivation program as a result of more producing wells and extended reserve life due to increase in pricing.
(2)     The change in timing differences and other are related to revisions in the Company's estimated time of production and development.
(3)    Standardized Measure was determined using SEC prices, and does not reflect actual prices received or current market prices.
(4)    NPB is included in 2020.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2023: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2023: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2023: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2023: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 30, 2023.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1.Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing on page 55.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc., as filed with the Secretary of State of Delaware	8-A	001-33784	3.1	7/2/2020
4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016
4.2	Warrant Agreement, dated as of October 4, 2016, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-33784	10.6	10/7/2016
4.3	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016
4.4	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017
4.5	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018
4.6	Description of Registrant's Securities	10-K	001-33784	4.6	2/27/2020	*
10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016
10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017
10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017
10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017
10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017
10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018
10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018
10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018
10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018
10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018
10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019
10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015
10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/09/2019
10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/09/2019
10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-K	001-33784	10.4.2	2/27/2020
10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016
10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017
10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016
10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018
10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018
10.13	Real Estate Purchase and Sale Agreement, dated May 15, 2020, by and between Robinson Park, LLC and SandRidge Realty LLC	8-K	001-33784	10.1	5/19/2020
10.14	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	7/2/2020
10.15	Letter Agreement, dated April 24, 2020, by and between the Company and Salah Gamoudi	8-K	001-33784	10.1	7/2/2020
10.16	Purchase and Sale Agreement by and between SandRidge Energy, Inc. and Gondola Resources, LLC, dated December 11, 2020	8-K	001-33784	2.1	12/14/2020
10.17	Stock Options Award Agreement - Grayson Pranin					*
10.18	Restricted Stock Units Award Agreement - Grayson Pranin					*
21.1	Subsidiaries of SandRidge Energy, Inc.					*
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
23.1	Consent of Moss Adams LLP					*
23.2	Consent of Deloitte & Touche LLP					*
23.3	Consent of Cawley, Gillespie & Associates					*
23.4	Consent of Ryder Scott Company, L.P.					*
31.1	Section 302 Certification-Chief Executive Officer					*
31.2	Section 302 Certification-Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
99.1	Report of Cawley, Gillespie & Associates					*
99.2	Schedule II - Valuation and Qualifying Accounts					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
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
March 15, 2023

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

Signature	Title	Date

/s/ GRAYSON PRANIN	President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 15, 2023
Grayson Pranin

/s/ SALAH GAMOUDI	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2023
Salah Gamoudi

/s/ JONATHAN FRATES	Chairman	March 15, 2023
Jonathan Frates

/s/ NANCY DUNLAP	Director	March 15, 2023
Nancy Dunlap

/s/ JAFFREY FIRESTONE	Director	March 15, 2023
Jaffrey Firestone

/s/ JOHN J. LIPINSKI	Director	March 15, 2023
John J. Lipinski

/s/ RANDOLPH C. READ	Director	March 15, 2023
Randolph C. Read