Form 10-Q
period 2023-03-31
SANDRIDGE ENERGY INC
filed 2023-05-05
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 28, 2023, was 36,901,534.

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

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K ”) filed with the Securities and Exchange Commission on March 15, 2023 and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2023

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$285,814	$255,722
Restricted cash - other	1,750	1,746
Accounts receivable, net	26,572	34,735
Derivative contracts	—	4,429
Prepaid expenses	2,318	523
Other current assets	7,544	7,747
Total current assets	323,998	304,902
Oil and natural gas properties, using full cost method of accounting
Proved	1,519,873	1,507,690
Unproved	11,565	11,516
Less: accumulated depreciation, depletion and impairment	(1,382,740)	(1,380,574)
	148,698	138,632
Other property, plant and equipment, net	90,641	92,244
Other assets	311	190
Deferred tax assets	64,529	64,529
Total assets	$628,177	$600,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,142	$46,335
Asset retirement obligation	16,075	16,074
Other current liabilities	1,061	870
Total current liabilities	66,278	63,279
Asset retirement obligation	48,560	47,635
Other long-term obligations	1,474	1,661
Total liabilities	116,312	112,575
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,902 issued and outstanding at March 31, 2023 and 36,868 issued and outstanding at December 31, 2022	37	37
Additional paid-in capital	1,151,874	1,151,689
Accumulated deficit	(640,046)	(663,804)
Total stockholders’ equity	511,865	487,922
Total liabilities and stockholders’ equity	$628,177	$600,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Oil, natural gas and NGL	$43,147	$57,487
Total revenues	43,147	57,487
Expenses
Lease operating expenses	11,694	10,862
Production, ad valorem, and other taxes	3,751	4,110
Depreciation and depletion — oil and natural gas	3,454	2,401
Depreciation and amortization — other	1,618	1,575
General and administrative	2,909	2,530
Restructuring expenses	39	209
Employee termination benefits	19	—
(Gain) loss on derivative contracts	(1,447)	1,064
Other operating income	(94)	(64)
Total expenses	21,943	22,687
Income from operations	21,204	34,800
Other income (expense)
Interest income (expense), net	2,499	(152)
Other income, net	55	76
Total other income (expense)	2,554	(76)
Income before income taxes	23,758	34,724
Income tax (benefit) expense	—	—
Net income	$23,758	$34,724
Net Income per share
Basic	$0.64	$0.95
Diluted	$0.64	$0.94
Weighted average number of common shares outstanding
Basic	36,859	36,635
Diluted	37,110	37,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2023
Balance at January 1, 2023	36,868	$37	—	$—	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	34	—	—	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(211)	—	(211)
Stock-based compensation	—	—	—	—	396	—	396
Net income	—	—	—	—	—	23,758	23,758
Balance at March 31, 2023	36,902	$37	—	$—	$1,151,874	$(640,046)	$511,865
Three Months Ended March 31, 2022
Balance at January 1, 2022	36,675	$37	6,981	$88,520	$1,062,737	$(905,972)	$245,322
Issuance of stock awards, net of cancellations	51	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	384	—	384
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(235)	—	(235)
Net Income	—	—	—	—	—	34,724	34,724
Balance at March 31, 2022	36,726	$37	6,981	$88,520	$1,062,886	$(871,248)	$280,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,758	$34,724
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	5,072	3,975
(Gain) loss on derivative contracts	(1,447)	1,064
Realized settlement gains (losses) on derivative contracts	5,876	(1,085)
Stock-based compensation	396	356
Other	38	38
Changes in operating assets and liabilities	6,154	(6,879)
Net cash provided by operating activities	39,847	32,193
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(9,392)	(5,629)
Purchase of other property and equipment	(16)	(49)
Proceeds from sale of assets	—	59
Net cash used in investing activities	(9,408)	(5,619)
CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of financing lease liability	(132)	(113)
Proceeds from exercise of stock options	—	28
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(211)	(235)
Net cash used in financing activities	(343)	(320)
NET INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	30,096	26,254
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	257,468	139,524
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$287,564	$165,778
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(32)	$(145)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$8,904	$680
Inventory material transfers to oil and natural gas properties	$75	—
Asset retirement obligation capitalized	$12	$—

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2022 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the Company’s 2022 Form 10-K, as well as the items noted below.

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

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current and non-current assets, accounts payable and accrued expenses, and other current liabilities and other long-term obligations included in the unaudited condensed consolidated balance sheets approximated fair value at March 31, 2023 and December 31, 2022.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 of the hierarchy as of December 31, 2022 and none as of March 31, 2023.

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

Fair Value - Recurring Measurement Basis

There were no open commodity derivative contracts as of March 31, 2023. As of December 31, 2022 the following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2022

	Fair Value Measurements			Netting	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$4,429	$—	$—	$4,429
Total	$—	$4,429	$—	$—	$4,429

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil, natural gas and NGL. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil, natural gas or NGL production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of March 31, 2023. As of March 31, 2023, the Company had a receivable of $2.1 million related to settled derivative contracts.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes derivative activity for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
(Gain) loss on derivative contracts	$(1,447)	$1,064
Realized settlement gains (losses) on derivative contracts	$5,876	$(1,085)

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk is limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of March 31, 2023. As of December 31, 2022, the Company’s open commodity derivative contracts were held with one counterparty.

There were no open derivative positions as of March 31, 2023. The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) the Company’s net derivative asset position as of December 31, 2022 (in thousands):

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

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a net basis with the same counterparty (in thousands):

Type of Contract	Balance Sheet Classification	December 31, 2022
Natural Gas	Current assets - Derivative Contracts	$4,429
Total net derivative contracts		$4,429

See Note 2 for additional discussion of the fair value measurement of the Company’s derivative contracts.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Oil and natural gas properties
Proved	$1,519,873	$1,507,690
Unproved	11,565	11,516
Total oil and natural gas properties	1,531,438	1,519,206
Less: accumulated depreciation, depletion and impairment	(1,382,740)	(1,380,574)
Net oil and natural gas properties	148,698	138,632

Land	200	200
Electrical infrastructure	121,819	121,819
Other non-oil and natural gas equipment	1,644	1,644
Building and structures	3,603	3,603
Financing leases	1,279	1,468
Total	128,545	128,734
Less: accumulated depreciation and amortization	(37,904)	(36,490)
Other property, plant and equipment, net	90,641	92,244
Total property, plant and equipment, net	$239,339	$230,876

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and other accrued expenses	$21,260	$17,989
Production payable	23,033	22,290
Payroll and benefits	2,231	3,471
Taxes payable	2,618	2,585
Total accounts payable and accrued expenses	$49,142	$46,335

6. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of March 31, 2023. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma (“In re SandRidge Energy, Inc. Securities Litigation”); and

• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma (“Lanier Trust”)

Both cases were settled with all defendants except the SandRidge Mississippian Trust I (“the Trust”), which is being sued by a class of purchasers of units under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegations that the Trust, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company. The Company is contractually obligated to indemnify the Trust for losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorney’s fees and expenses, which it is required to advance. Such indemnification is not covered by insurance. Considering the status of the Lanier Trust matter, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Lanier Trust matter and believes that the plaintiffs’ claims are without merit.

Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17 million with those defendants. The Company refused and filed an action in Oklahoma state court seeking a declaratory judgment that the defendants were not entitled to indemnification. As a result of the Company’s refusal to fund the settlement, separate insurance was triggered. The insurance carriers funded the settlement of $17 million and are seeking recovery from the Company in the State court action. The Company disputes any liability under this demand and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any liabilities relating to this matter.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings, which are being handled and defended by the Company in the ordinary course of business.

7. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of March 31, 2023 and December 31, 2022, we had partially released our valuation allowance on our deferred tax assets by $64.5 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company had no federal or state income tax expense or benefit for the three-month period ended March 31, 2023 and none for the same period in 2022.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of March 31, 2023, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, approximately $200.0 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $643.0 million do not have an expiration date and $247.0 million expire during the years 2026 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.
The Company did not have unrecognized tax benefits at March 31, 2023 and December 31, 2022.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2019 to present remain open for federal examination. Additionally, tax years 2005 through 2018 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

8. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share and 50 million shares of preferred stock, par value $0.001 per share. At March 31, 2023, the Company had 36.9 million shares of common stock issued and outstanding. Further, at March 31, 2023, the Company had an immaterial number of unvested restricted stock awards, 0.2 million shares of unvested restricted stock units, and 0.2 million unvested stock options outstanding.

Warrants. During the fourth quarter of 2016, the Company issued approximately 4.9 million Series A warrants and 2.1 million Series B warrants to certain holders of general unsecured claims as defined in the 2016 bankruptcy reorganization plan. These warrants were exercisable until October 4, 2022 for one share of common stock per warrant at initial exercise prices of $41.34 and $42.03 per share, respectively, subject to adjustments pursuant to the terms of the warrants. The warrants contained customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. Upon expiration, the entirety of the 4.9 million Series A warrants and 2.1 million Series B warrants were cancelled and the carrying value was transferred to Additional paid-in capital in the accompanying condensed consolidated balance sheets.

Share Repurchase Program. In August 2021, the Company's Board of Directors (the “Board”) approved the initiation of a share repurchase program (the "Program") authorizing the Company to purchase up to an aggregate of $25.0 million of the Company’s common stock. The Program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, repurchases under the Program can be made from time to time in open markets at the Company's discretion and in compliance with safe harbor provisions, or in privately negotiated transactions. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program during the three-month periods ended March 31, 2023 or March 31, 2022.

The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock, par value $0.001 per share to stockholders of record at the close of business on July 13, 2020. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”). The Tax Benefits Preservation Plan will expire on the earliest of: (i) the time at which the Rights are redeemed pursuant to the Tax Benefits Preservation Plan, (ii) the time at which the Rights are exchanged pursuant to the Tax Benefits Preservation Plan, (iii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in Section 13(f) of the Tax Benefits Preservation Plan, at which time, the Rights are terminated, (iv) the time at which the Board determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes and (v) the Close of Business on July 1, 2023.

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

9. Revenues

The following table disaggregates the Company’s revenue by source for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Oil	$19,410	$19,781
NGL	10,347	17,742
Natural gas	13,390	19,964
Total revenues	$43,147	$57,487

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its purchaser. As of March 31, 2023 and December 31, 2022, the Company had revenues receivable of $15.2 million and $21.8 million, respectively. The Company did not record any bad debt expense on revenues receivable nor write-offs during the three and three-month periods ended March 31, 2023 and 2022, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Earnings	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended March 31, 2023
Basic earnings per share	$23,758	36,859	$0.64
Effect of dilutive securities
Restricted stock units	—	177
Restricted stock awards	—	7
Performance share units (1)	—	13
Stock options	—	54
Diluted earnings per share (2)	$23,758	37,110	$0.64
Three Months Ended March 31, 2022
Basic earnings per share	$34,724	36,635	$0.95
Effect of dilutive securities
Restricted stock units	—	281
Restricted stock awards	—	50
Performance share units (1)	—	—
Stock options	—	53
Diluted earnings per share (2)	$34,724	37,019	$0.94
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards and stock options were included for the three periods ended March 31, 2023 and 2022 as their effect was dilutive under the treasury stock method.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2022 Form 10-K. Our discussion and analysis includes the following subjects:

•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.

The financial information with respect to the three-month periods ended March 31, 2023 and 2022, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The chart below shows production by product for the three-month periods ended March 31, 2023 and 2022:

Total Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,500
261
420
819
1,606
214
526
866
Q1 QTD'23
Q1 QTD'22
Natural Gas
NGL
Oil

Total MBoe production for the three-month period ended March 31, 2023 was comprised of approximately 17.4% oil, 54.6% natural gas and 28.0% NGL compared to 13.3% oil, 53.9% natural gas and 32.8% NGL in 2022.

Recent Events

•Consistent with our 2023 capital development program announced on March 15, 2023, we drilled two wells and completed two wells during the quarter ended March 31, 2023.

Outlook

We will continue to focus on growing the cash value allocation capability of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects we believe provide high rates of returns in the current commodity price environment. These projects include (1) a continuation of our well reactivation program, (2) artificial lift conversions to more efficient and cost effective systems, (3) focused drilling in high-graded areas and (4) limited opportunistic leasing in proven areas around or adjacent to our area of operations that could further bolster future development. Given near term commodity price dynamics, and that our Midcon assets are 99% held by production, which preserves the tenor of our development option, we concluded our drilling activity this quarter, with remaining completions to occur in the second quarter. We will continue to monitor forward-looking commodity prices, results, costs and other factors that could influence returns on investments, which will continue to shape our disciplined development decisions in 2023 and beyond. We will also continue to maintain optionality to execute on value accretive merger and acquisition opportunities that could bring synergies, leverage our core competencies, compliment our portfolio of assets, further utilize our NOLs or otherwise yield attractive returns for our shareholders.

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

	Three-month periods ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
NYMEX Oil (per Bbl)	$75.93	$82.79	$93.06	$108.83	$95.02
NYMEX Natural gas (per Mcf)	$2.74	$5.76	$8.32	$7.75	$4.84

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

Revenues

Consolidated revenues for the three-month periods ended March 31, 2023 and 2022 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Oil	$19,410	$19,781	$(371)
NGL	10,347	17,742	(7,395)
Natural gas	13,390	19,964	(6,574)
Total revenues	$43,147	$57,487	$(14,340)

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three-month periods ended March 31, 2023 and 2022 is shown in the table below:

	Three Months Ended March 31,

	2023	2022	Change

Production data
Oil (MBbls)	261	214	47
NGL (MBbls)	420	526	(106)
Natural gas (MMcf)	4,912	5,195	(283)
Total volumes (MBoe)	1,500	1,606	(106)
Average daily total volumes (MBoe/d)	16.7	17.8	(1)
Average prices—as reported (1)
Oil (per Bbl)	$74.26	$92.35	$(18.09)
NGL (per Bbl)	$24.62	$33.73	$(9.11)
Natural gas (per Mcf)	$2.73	$3.84	$(1.11)
Total (per Boe)	$28.76	$35.80	$(7.04)
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$74.26	$92.35	$(18.09)
NGL (per Bbl)	$24.62	$33.14	$(8.52)
Natural gas (per Mcf)	$3.92	$3.69	$0.23
Total (per Boe)	$32.67	$35.12	$(2.45)
__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three-month period ended March 31, 2023 are shown in the table below (in thousands):

Three Months Ended March 31, 2023
2022 oil, natural gas and NGL revenues	$57,487
Change due to production volumes	(3,049)
Change due to average prices	(11,291)
2023 oil, natural gas and NGL revenues	$43,147

Revenue decreased due to unfavorable realized commodity prices and a decrease in production. See "Item 1A—Risk Factors" included in our 2022 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three-month periods ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,

	2023	2022	Change

Lease operating expenses	$11,694	$10,862	$832
Production, ad valorem, and other taxes	3,751	4,110	(359)
Depreciation and depletion—oil and natural gas	3,454	2,401	1,053
Depreciation and amortization—other	1,618	1,575	43
Total operating expenses	$20,517	$18,948	$1,569

Lease operating expenses ($/Boe)	$7.79	$6.76	$1.03
Production, ad valorem, and other taxes ($/Boe)	$2.50	$2.56	$(0.06)
Depreciation and depletion—oil and natural gas ($/Boe)	$2.30	$1.50	$0.80
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	8.7%	7.1%	1.6%

The increase in lease operating expenses was primarily due to inflationary pressures and higher production costs associated with more producing wells driven by our well reactivation and drilling programs.

Production, ad valorem, and other taxes decreased primarily due to lower commodity prices and related revenues. Production, ad valorem, and other taxes increased as a percentage of oil, natural gas, and NGL revenue due to an increase in ad valorem taxes as a result of increased valuation assessments on our oil and gas properties.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of capital expenditures for the second quarter of 2022 through the first quarter of 2023 and a decrease in proved reserves at March 31, 2023, primarily as a result of lower SEC prices, which increased our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2023 were $90.97 per barrel of oil and $5.95 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three-month periods ended March 31, 2023 or 2022. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the March 31, 2023 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended April 30, 2023, as well as two months of NYMEX strip pricing for May and June of 2023 as of April 25, 2023, we estimate the SEC prices utilized in the June 30, 2023 full cost ceiling test may be $83.50 per barrel of oil and $4.79 per MMBtu of natural gas (the "estimated second quarter prices"). Applying these estimated second quarter prices, and holding all other inputs constant to those used in the calculation of our March 31, 2023 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the second quarter of 2023.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses (Income)

Other operating expenses (income) for the three-month periods ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,

	2023	2022	Change
General and administrative	$2,909	$2,530	$379
Restructuring expenses	39	209	(170)
Employee termination benefits	19	—	19
(Gain) loss on derivative contracts	(1,447)	1,064	(2,511)
Other operating income	(94)	(64)	(30)
Total other operating expenses	$1,426	$3,739	$(2,313)

General and administrative expenses increased primarily due to an increase in professional service fees for the three-month periods ended March 31, 2023 as compared to same period in 2022.

The following table summarizes derivative activity for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
(Gain) loss on derivative contracts	$(1,447)	$1,064
Realized settlement gains (losses) on derivative contracts	$5,876	$(1,085)

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

Other Income (Expense)

Our other income (expense) for the three-month periods ended March 31, 2023 and 2022 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Other income (expense)
Interest income (expense), net	$2,499	$(152)
Other income, net	55	76
Total other income (expense)	$2,554	$(76)

Interest income incurred during the three-month period ended March 31, 2023 is primarily comprised of interest income received from cash deposits. Interest expense incurred during the three-month period ended March 31, 2022 is primarily comprised of interest paid on royalty obligations of $0.1 million.

Liquidity and Capital Resources

As of March 31, 2023, our cash and cash equivalents, including restricted cash was $287.6 million. For the next twelve months, we expect to have ample liquidity with cash on hand and cash from operations. We had no outstanding term or revolving debt obligations as of March 31, 2023.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Our working capital increased to $257.7 million at March 31, 2023, compared to $241.6 million at December 31, 2022. The positive impact on working capital resulted primarily from an increase in cash and cash equivalents at March 31, 2023 as a result of cash flows from operations.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the three-month periods ended March 31, 2023 and 2022 are presented in the following table and discussed below (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities	$39,847	$32,193
Cash flows used in investing activities	(9,408)	(5,619)
Cash flows used in financing activities	(343)	(320)
Net increase in cash and cash equivalents and restricted cash	$30,096	$26,254

Cash Flows from Operating Activities

The $7.7 million increase in cash flows from operations for the three-month period ended March 31, 2023 compared to the same period in 2022 is primarily due to changes in operating assets and liabilities, offset by a decrease in revenues from lower commodity prices and production.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the three-month period ended March 31, 2023 reflects capital expenditures of $9.4 million primarily related to capital expenditures made for drilling, capital workovers, and well reactivations.

Our cash flows used in investing activities during the three-month period ended March 31, 2022 reflects capital expenditures of $5.6 million primarily related to purchases of inventory in preparation of the drilling program and workovers related to the well reactivation program.

Capital expenditures for the three-month periods ended March 31, 2023 and 2022 are summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Capital Expenditures
Drilling and completion	$10,243	$3,343
Capital workovers	1,836	2,348
Leasehold and geophysical	141	287
Capital expenditures (on an accrual basis)	12,220	5,978
Changes in accounts payable and accrued expenses	(2,753)	(349)
Inventory material transfers to oil and natural gas properties	(75)	—
Total cash paid for capital expenditures	$9,392	$5,629

Cash Flows from Financing Activities

Cash used in financing activities for the three-month period ended March 31, 2023 consisted primarily of $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise and finance lease payments of $0.1 million. Cash used in financing activities for the three-month period ended March 31, 2022 consisted primarily of cash paid for tax obligations on employee vested stock awards of $0.2 million and finance lease payments of $0.1 million offset by immaterial proceeds from the exercise of stock options. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At March 31, 2023, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2022 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first three months of 2023.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, we have historically entered, depending upon our view of opportunities under the then-prevailing current market conditions, we enter into commodity derivative contracts for a portion of our anticipated production volumes for the purpose of reducing the impact of the variability of oil and natural gas prices.

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At March 31, 2023, we had no open commodity derivative contracts or obligations to enter into commodity derivative contracts.

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

The following table summarizes derivative activity for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
(Gain) loss on derivative contracts	$(1,447)	$1,064
Realized settlement gains (losses) on derivative contracts	$5,876	$(1,085)

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

We did not require collateral or other security from counterparties to support derivative instruments. We historically had master netting agreements with our derivative contract counterparties, which allowed us to net our derivative assets and liabilities by commodity type with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk was limited to the net amounts due from the counterparties under the commodity derivative contracts. Therefore, we were not required to post additional collateral under our commodity derivative contracts.

We are also exposed to credit risk related to the collection of receivables from our joint interest partners for their proportionate share of expenditures on wells and properties we operate. Historically, our credit losses on joint interest receivables have been immaterial.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 6—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Company's 2022 Form 10-K.

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

The following table presents a summary of share repurchases made by the Company during the three-month period ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
January 1, 2023 - January 31, 2023	—	$—	—	$25.0
February 1, 2023 - February 28, 2023	6,531	$14.49	—	$25.0
March 1, 2023 - March 31, 2023	8,893	$13.06	—	$25.0
Total	15,424		—

(1) Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards.

(2) In August 2021, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $25.0 million of the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: May 5, 2023	By:	/s/ Salah Gamoudi
Salah Gamoudi Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)