Form 10-Q
period 2023-09-30
SANDRIDGE ENERGY INC
filed 2023-11-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 2, 2023, was 37,091,269.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2023

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$230,706	$255,722
Restricted cash - other	1,537	1,746
Accounts receivable, net	25,657	34,735
Derivative contracts	—	4,429
Prepaid expenses	926	523
Other current assets	1,479	7,747
Total current assets	260,305	304,902
Oil and natural gas properties, using full cost method of accounting
Proved	1,538,863	1,507,690
Unproved	11,189	11,516
Less: accumulated depreciation, depletion and impairment	(1,388,781)	(1,380,574)
	161,271	138,632
Other property, plant and equipment, net	87,824	92,244
Other assets	3,172	190
Deferred tax assets	64,529	64,529
Total assets	$577,101	$600,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,937	$46,335
Asset retirement obligation	15,574	16,074
Other current liabilities	659	870
Total current liabilities	55,170	63,279
Asset retirement obligation	50,382	47,635
Other long-term obligations	2,032	1,661
Total liabilities	107,584	112,575
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,091 issued and outstanding at September 30, 2023 and 36,868 issued and outstanding at December 31, 2022	37	37
Additional paid-in capital	1,074,219	1,151,689
Accumulated deficit	(604,739)	(663,804)
Total shareholders’ equity	469,517	487,922
Total liabilities and shareholders’ equity	$577,101	$600,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Oil, natural gas and NGL	$38,149	$70,899	$114,715	$198,146
Total revenues	38,149	70,899	114,715	198,146
Expenses
Lease operating expenses	11,450	9,693	31,946	30,067
Production, ad valorem, and other taxes	2,031	4,768	8,522	13,677
Depreciation and depletion — oil and natural gas	4,217	3,091	11,415	8,318
Depreciation and amortization — other	1,637	1,582	4,870	4,720
General and administrative	2,619	2,382	8,004	7,083
Restructuring expenses	42	76	343	718
Employee termination benefits	—	—	19	—
Gain on derivative contracts	—	(4,258)	(1,447)	(3,194)
Other operating (income) expense	(31)	(25)	(152)	(140)
Total expenses	21,965	17,309	63,520	61,249
Income from operations	16,184	53,590	51,195	136,897
Other income (expense)
Interest income (expense), net	2,455	(12)	7,782	(191)
Other income, net	31	147	88	235
Total other income (expense)	2,486	135	7,870	44
Income before income taxes	18,670	53,725	59,065	136,941
Income tax (benefit) expense	—	—	—	—
Net income	$18,670	$53,725	$59,065	$136,941
Net income per share
Basic	$0.51	$1.46	$1.60	$3.73
Diluted	$0.50	$1.45	$1.59	$3.69
Weighted average number of common shares outstanding
Basic	36,969	36,797	36,906	36,710
Diluted	37,161	37,150	37,123	37,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2023
Balance at January 1, 2023	36,868	$37	—	$—	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	34	—	—	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(211)	—	(211)
Stock-based compensation	—	—	—	—	396	—	396
Net income	—	—	—	—	—	23,758	23,758
Balance at March 31, 2023	36,902	$37	—	$—	$1,151,874	$(640,046)	$511,865
Issuance of stock awards, net of cancellations	64	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	576	—	576
Dividends to shareholders	—	—	—	—	(74,380)	—	(74,380)
Net income	—	—	—	—	—	16,637	16,637
Balance at June 30, 2023	36,966	$37	—	$—	$1,078,070	$(623,409)	$454,698
Issuance of stock awards, net of cancellations	125	—	—	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(718)	—	(718)
Stock-based compensation	—	—	—	—	544	—	544
Dividends to shareholders	—	—	—	—	(3,677)	—	(3,677)
Net income	—	—	—	—	—	18,670	18,670
Balance at September 30, 2023	37,091	$37	—	$—	$1,074,219	$(604,739)	$469,517
Nine Months Ended September 30, 2022
Balance at January 1, 2022	36,675	$37	6,981	$88,520	$1,062,737	$(905,972)	$245,322
Issuance of stock awards, net of cancellations	51	—	—	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(235)	—	(235)
Stock-based compensation	—	—	—	—	384	—	384
Net income	—	—	—	—	—	34,724	34,724
Balance at March 31, 2022	36,726	$37	6,981	$88,520	$1,062,886	$(871,248)	$280,195
Issuance of stock awards, net of cancellations	16	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	440	—	440
Net income	—	—	—	—	—	48,492	48,492
Balance at June 30, 2022	36,742	$37	6,981	$88,520	$1,063,326	$(822,756)	$329,127
Issuance of stock awards, net of cancellations	123	—	—	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(942)	—	(942)
Stock-based compensation	—	—	—	—	384	—	384
Warrants exercised				(2)	7		5
Net income	—	—	—	—	—	53,725	53,725
Balance at September 30, 2022	36,865	$37	6,981	$88,518	$1,062,775	$(769,031)	$382,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,065	$136,941
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	16,285	13,038
Gain on derivative contracts	(1,447)	(3,194)
Realized settlement gains (losses) on derivative contracts	5,876	(867)
Stock-based compensation	1,422	1,131
Other	118	115
Changes in operating assets and liabilities	8,040	(12,534)
Net cash provided by operating activities	89,359	134,630
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(25,681)	(31,129)
Acquisition of assets	(11,232)	(1,431)
Purchase of other property and equipment	(29)	(49)
Proceeds from sale of assets	1,411	448
Net cash used in investing activities	(35,531)	(32,161)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(77,804)	—
Reduction of financing lease liability	(414)	(295)
Proceeds from exercise of stock options	94	77
Proceeds from exercise of warrants	—	5
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(929)	(1,177)
Net cash used in financing activities	(79,053)	(1,390)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(25,225)	101,079
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	257,468	139,524
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$232,243	$240,603
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(75)	$(198)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$888	$8,153
Right-of-use assets obtained in exchange for financing lease obligations	$443	$538
Inventory material transfers to oil and natural gas properties	$1,246	$—
Asset retirement obligation capitalized	$12	$—
Asset retirement obligation removed due to divestiture	$(137)	$—
Dividend payable	$253	$—

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

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at September 30, 2023 and December 31, 2022.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 of the hierarchy as of December 31, 2022 and none as of September 30, 2023.

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

Fair Value - Recurring Measurement Basis

There were no open commodity derivative contracts as of September 30, 2023. As of December 31, 2022 the following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2022

	Fair Value Measurements			Netting	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$4,429	$—	$—	$4,429
Total	$—	$4,429	$—	$—	$4,429

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil, natural gas and NGL. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil, natural gas or NGL production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of September 30, 2023.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on derivative contracts	$—	$(4,258)	$(1,447)	$(3,194)
Realized settlement gains (losses) on derivative contracts	$—	$218	$5,876	$(867)

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of September 30, 2023. As of December 31, 2022, the Company’s open commodity derivative contracts were held with one counterparty.

There were no open derivative positions as of September 30, 2023. The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) the Company’s net derivative asset position as of December 31, 2022 (in thousands):

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Oil and natural gas properties
Proved	$1,538,863	$1,507,690
Unproved	11,189	11,516
Total oil and natural gas properties	1,550,052	1,519,206
Less: accumulated depreciation, depletion and impairment	(1,388,781)	(1,380,574)
Net oil and natural gas properties	161,271	138,632

Land	200	200
Electrical infrastructure	121,819	121,819
Other non-oil and natural gas equipment	1,656	1,644
Building and structures	3,603	3,603
Financing leases	1,307	1,468
Total	128,585	128,734
Less: accumulated depreciation and amortization	(40,761)	(36,490)
Other property, plant and equipment, net	87,824	92,244
Total property, plant and equipment, net	$249,095	$230,876

5. Acquisitions

On July 11, 2023, the Company closed an acquisition that increased its ownership interest in twenty-six producing wells operated by the Company within the Northwest Stack play for $10.6 million, after customary post-closing adjustments, with an effective date of April 1, 2023. The Company used its cash on hand to fund the acquisition.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and other accrued expenses	$12,567	$17,989
Production payable	21,899	22,290
Payroll and benefits	3,246	3,471
Taxes payable	1,225	2,585
Total accounts payable and accrued expenses	$38,937	$46,335

7. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of September 30, 2023. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. During the year ended December 31, 2022, we partially released our valuation allowance on our deferred tax assets by $64.5 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company had no federal or state income tax expense or benefit for the three and nine-month periods ended September 30, 2023 and 2022.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 during 2016 that subjected certain of the Company’s tax attributes, including net operating losses (“NOLs”), to an IRC Section 382 limitation. This limitation has not resulted in cash taxes for any period subsequent to the ownership change. Since the 2016 ownership change, the Company has generated additional NOLs and other tax attributes that are not currently subject to an IRC Section 382 limitation. The Company adopted the Tax Benefits Preservation Plan, as amended on March 16, 2021 and June 20, 2023, in order to protect the Company’s ability to use its tax NOLs and certain other tax benefits.

As of September 30, 2023, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, approximately $203.0 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $650.0 million do not have an expiration date and $247.0 million will begin expiring in 2023 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.
The Company did not have unrecognized tax benefits at September 30, 2023 and December 31, 2022.

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

9. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share (“common stock”) and 50 million shares of preferred stock, par value $0.001 per share. At September 30, 2023, the Company had 37.1 million shares of common stock issued and outstanding. Further, at September 30, 2023, the Company had 0.1 million of unvested restricted stock awards, 0.1 million shares of unvested restricted stock units, an immaterial amount of unvested performance share units, and 0.2 million unvested stock options outstanding.

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

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program during the three and nine-month periods ended September 30, 2023. There were no repurchases for the nine-month period ended September 30, 2023 under the Company’s prior share repurchase program.

Dividends. In May 2023, the Board approved a one-time cash dividend of $2.00 per share of the Company’s common stock, which was paid on June 7, 2023 to shareholders of record as of the close of business on May 24, 2023. The aggregate total payout was $73.8 million. Additionally, in May 2023, the Board announced plans for a regular quarterly dividend of $0.10 per share, subject to quarterly approval by the Board. In August 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, which was paid on August 28, 2023 to shareholders of record as of the close of business on August 14, 2023. The aggregate total payout was $3.7 million. In addition to the quarterly dividend payments, the Company paid $0.3 million in cash dividends on vested stock awards during the three and nine-month periods ended September 30, 2023. As of September 30, 2023, the Company had $0.3 million in dividends payable on unvested stock awards.

The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on July 13, 2020. On June 20, 2023, the Company entered into an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, as amended, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”). The Tax Benefits Preservation Plan will expire on the earliest of: (i) the time at which the Rights are redeemed pursuant to the Tax Benefits Preservation Plan, (ii) the time at which the Rights are exchanged pursuant to the Tax Benefits Preservation Plan, (iii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in Section 13(f) of the Tax Benefits Preservation Plan, at which time, the Rights are terminated, (iv) the time at which the Board determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes and (v) the Close of Business on July 1, 2026. The Board plans to request shareholder approval for the Tax Benefits Preservation Plan at the 2024 annual meeting.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Revenues

The following table disaggregates the Company’s revenue by source for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Oil	$21,333	$23,855	$60,327	$66,238
Natural gas	7,183	31,680	27,378	79,349
NGL	9,633	15,364	27,010	52,559
Total revenues	$38,149	$70,899	$114,715	$198,146

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheet for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable are typically collected the month after the Company delivers the related production to its purchaser. As of September 30, 2023 and December 31, 2022, the Company had revenues receivable of $16.8 million and $21.8 million, respectively. The Company did not record any bad debt expense on revenues receivable nor write-offs during the three and nine-month periods ended September 30, 2023 and 2022, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Earnings	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2023
Basic earnings per share	$18,670	36,969	$0.51
Effect of dilutive securities
Restricted stock units	—	118
Restricted stock awards	—	15
Performance share units (1)	—	—
Stock options	—	59
Diluted earnings per share (2)	$18,670	37,161	$0.50
Three Months Ended September 30, 2022
Basic earnings per share	$53,725	36,797	$1.46
Effect of dilutive securities
Restricted stock units	—	263
Restricted stock awards	—	2
Performance share units (1)	—	—
Stock options	—	88
Diluted earnings per share (2)	$53,725	37,150	$1.45
Nine Months Ended September 30, 2023
Basic earnings per share	$59,065	36,906	$1.60
Effect of dilutive securities
Restricted stock units	—	161
Restricted stock awards	—	8
Performance share units (1)	—	—
Stock options	—	48
Diluted earnings per share (2)	$59,065	37,123	$1.59
Nine Months Ended September 30, 2022
Basic earnings per share	$136,941	36,710	$3.73
Effect of dilutive securities
Restricted stock units	—	309
Restricted stock awards		22
Performance share units (1)	—	—
Stock options	—	80
Diluted earnings per share (2)	$136,941	37,121	$3.69
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards and stock options were included for the three and nine-month periods ended September 30, 2023 and 2022 as their effect was dilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Subsequent Events

On November 2, 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, payable on November 27, 2023 to shareholders of record on November 13, 2023.

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

The financial information with respect to the three and nine-month periods ended September 30, 2023 and 2022, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The chart below shows production by product for the three and nine-month periods ended September 30, 2023 and 2022:

Total Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,586
267
879
440
1,638
259
880
499
4,679
816
2,562
1,301
4,864
680
2,618
1,566
Q3 QTD'23
Q3 QTD'22
Q3 YTD'23
Q3 YTD'22
Oil
Natural Gas
NGL

Total MBoe production for the three-month period ended September 30, 2023 was comprised of approximately 16.8% oil, 55.5% natural gas and 27.7% NGL compared to 15.8% oil, 53.7% natural gas and 30.5% NGL in 2022. The increase in oil production was primarily driven by the newly drilled wells as part of our capital development program. The decrease in total MBoe was primarily driven by a reduction of NGL production, as one of our purchasers elected to retain more ethane in the natural gas stream, which had more favorable market pricing at the time of sales, as well as natural decline of its producing assets. These factors were partially offset by production added during the third quarter from an acquisition that closed on July 11, 2023, which increased our ownership interest in twenty-six wells we operate.

Total MBoe production for the nine-month period ended September 30, 2023 was comprised of approximately 17.4% oil, 54.8% natural gas and 27.8% NGL compared to 14.0% oil, 53.8% natural gas and 32.2% NGL in 2022.

Recent Events

•On July 11, 2023, we closed an acquisition which increased our ownership interest in twenty-six producing wells operated by the Company within the Northwest Stack play for $10.6 million, after customary post-closing adjustments, with an effective date of April 1, 2023.

•On August 1, 2023, the Board declared a cash dividend of $0.10 per share of our common stock, payable on August 28, 2023 to shareholders of record on August 14, 2023. The aggregate total payout was $3.7 million.

~~•~~On November 2, 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, payable on November 27, 2023 to shareholders of record on November 13, 2023.

Outlook

We will continue to focus on growing the cash value generation capability of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects we believe provide high rates of returns in the current commodity price environment. These projects include (1) artificial lift conversions to more efficient and cost effective systems, (2) a continuation of our well reactivation program and (3) limited opportunistic leasing in proven areas around or adjacent to our area of operations that could further bolster future development. Given the commodity price dynamics during the year, and that our Mid-Con assets are 99% held by production, which preserves the tenor of our development option, we concluded our drilling and completion program in the second quarter of 2023. We will continue to monitor forward-looking commodity prices, results, costs and other factors that could influence returns on investments, which will continue to shape our disciplined development decisions in 2023 and beyond. We will also continue to maintain optionality to execute on value accretive merger and acquisition opportunities that could bring synergies, leverage our core competencies, compliment our portfolio of assets, further utilize our NOLs or otherwise yield attractive returns for our shareholders.

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

	Three-month periods ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
NYMEX Oil (per Bbl)	$82.25	$73.54	$75.93	$82.79	$93.06
NYMEX Natural gas (per Mcf)	$2.69	$2.26	$2.74	$5.76	$8.32

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

Revenues

Consolidated revenues for the three and nine-month periods ended September 30, 2023 and 2022 are presented in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Oil	$21,333	$23,855	$(2,522)	$60,327	$66,238	$(5,911)
Natural gas	7,183	31,680	(24,497)	27,378	79,349	(51,971)
NGL	9,633	15,364	(5,731)	27,010	52,559	(25,549)
Total revenues	$38,149	$70,899	$(32,750)	$114,715	$198,146	$(83,431)

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three and nine-month periods ended September 30, 2023 and 2022 is shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2023	2022	Change	2023	2022	Change
Production data
Oil (MBbls)	267	259	8	816	680	136
Natural gas (MMcf)	5,276	5,286	(10)	15,373	15,712	(339)
NGL (MBbls)	440	499	(59)	1,301	1,566	(265)
Total volumes (MBoe)	1,586	1,638	(52)	4,679	4,864	(185)
Average daily total volumes (MBoe/d)	17.2	17.8	(0.6)	17.1	17.8	(0.7)
Average prices—as reported (1)
Oil (per Bbl)	$79.83	$92.24	$(12.41)	$73.88	$97.41	$(23.53)
Natural gas (per Mcf)	$1.36	$5.99	$(4.63)	$1.78	$5.05	$(3.27)
NGL (per Bbl)	$21.89	$30.79	$(8.90)	$20.77	$33.56	$(12.79)
Total (per Boe)	$24.04	$43.28	$(19.24)	$24.52	$40.74	$(16.22)
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$79.83	$92.24	$(12.41)	$73.88	$97.41	$(23.53)
Natural gas (per Mcf)	$1.36	$6.03	$(4.67)	$2.16	$5.01	$(2.85)
NGL (per Bbl)	$21.89	$30.79	$(8.90)	$20.77	$33.36	$(12.59)
Total (per Boe)	$24.04	$43.42	$(19.38)	$25.77	$40.56	$(14.79)

__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and nine-month periods ended September 30, 2023 are shown in the table below (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
2022 oil, natural gas and NGL revenues	$70,899	$198,146
Change due to production volumes	(1,226)	(4,536)
Change due to average prices	(31,524)	(78,895)
2023 oil, natural gas and NGL revenues	$38,149	$114,715

Revenue for the three and nine-month periods ended September 30, 2023 decreased almost entirely due to a reduction in commodity prices. See "Item 1A—Risk Factors" included in our 2022 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2023	2022	Change	2023	2022	Change

Lease operating expenses	$11,450	$9,693	$1,757	$31,946	$30,067	$1,879
Production, ad valorem, and other taxes	2,031	4,768	(2,737)	8,522	13,677	(5,155)
Depreciation and depletion—oil and natural gas	4,217	3,091	1,126	11,415	8,318	3,097
Depreciation and amortization—other	1,637	1,582	55	4,870	4,720	150
Total operating expenses	$19,335	$19,134	$201	$56,753	$56,782	$(29)

Lease operating expenses ($/Boe)	$7.22	$5.92	$1.30	$6.83	$6.18	$0.65
Production, ad valorem, and other taxes ($/Boe)	$1.28	$2.91	$(1.63)	$1.82	$2.81	$(0.99)
Depreciation and depletion—oil and natural gas ($/Boe)	$2.66	$1.89	$0.77	$2.44	$1.71	$0.73
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	5.3%	6.7%	(1.4)%	7.4%	6.9%	0.5%

The increase in lease operating expenses for the three and nine-month periods ended September 30, 2023 was primarily due to inflationary pressures and higher production costs associated with more producing wells from our well reactivations and prior development program as well as increased ownership interest from our July 2023 acquisition.

Production, ad valorem, and other taxes for the three and nine-month periods ended September 30, 2023 decreased primarily due to lower commodity prices and related revenues. Production, ad valorem, and other taxes for the three month period ended September 30, 2023 decreased as a percentage of oil, natural gas and NGL revenue primarily due to recovery of ad valorem tax payments from our working interest partners. Production, ad valorem, and other taxes for the nine-month period ended September 30, 2023 increased as a percentage of oil, natural gas and NGL revenue primarily due to higher oil and gas property valuation assessments by local jurisdictions who use historical commodity price averages that were higher than current commodity prices, when determining ad valorem tax assessments.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of capital expenditures for the fourth quarter of 2022 through the third quarter of 2023 and a decrease in proved reserves at September 30, 2023, primarily as a result of lower SEC prices (as defined below), which increased our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2023 were $78.54 per barrel of oil and $3.42 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three and nine-month periods ended September 30, 2023 or 2022. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the September 30, 2023 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended October 1, 2023, as well as two months of NYMEX strip pricing for November and December of 2023 as of October 25, 2023, we estimate the SEC prices utilized in the December 31, 2023 full cost ceiling test may be $79.52 per barrel of oil and $2.66 per MMBtu of natural gas (the "estimated year-end prices"). Applying these estimated year-end prices, and holding all other inputs constant to those used in the calculation of our September 30, 2023 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the fourth quarter of 2023.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses for the three and nine-month periods ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2023	2022	Change	2023	2022	Change
General and administrative	$2,619	$2,382	$237	$8,004	$7,083	$921
Restructuring expenses	42	76	(34)	343	718	(375)
Employee termination benefits	—	—	—	19	—	19
Gain on derivative contracts	—	(4,258)	4,258	(1,447)	(3,194)	1,747
Other operating (income) expense	(31)	(25)	(6)	(152)	(140)	(12)
Total other operating expenses	$2,630	$(1,825)	$4,455	$6,767	$4,467	$2,300

The increase in general and administrative expenses for the three months ended September 30, 2023 was primarily the result of an increase in computer software upgrades. The nine months ended September 30, 2022 benefited from a one-time $0.4 million legal retainer refund received in the second quarter of 2022, related to the 2016 bankruptcy, which lowered general and administrative expenses. Other increases in general and administrative expenses for the nine months ended September 30, 2023 included higher technology, service and personnel costs.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on derivative contracts	$—	$(4,258)	$(1,447)	$(3,194)
Realized settlement gains (losses) on derivative contracts	$—	$218	$5,876	$(867)

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

Other Income (Expense)

Our other income (expense) for the three and nine-month periods ended September 30, 2023 and 2022 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income (expense)
Interest income (expense), net	$2,455	$(12)	$7,782	$(191)
Other income, net	31	147	88	235
Total other income	$2,486	$135	$7,870	$44

Interest income (expense), net during the three and nine-month periods ended September 30, 2023 is primarily comprised of interest income received from cash deposits. Interest expense incurred during the three and nine-month ended September 30, 2022 is primarily comprised of interest related to vehicle leases and letters of credit.

Liquidity and Capital Resources

As of September 30, 2023, our cash and cash equivalents, including restricted cash was $232.2 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of September 30, 2023.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Dividend payments to shareholders of $77.8 million, $25.7 million in capital expenditures, and $11.2 million related to an acquisition of proved reserves were the primary drivers in the reduction of working capital to $205.1 million at September 30, 2023 compared to $241.6 million at December 31, 2022. This activity was partially offset by cash flows from operations.

In May 2023, the Board approved a one-time cash dividend of $2.00 per share of the Company’s common stock, which was paid on June 7, 2023 to shareholders of record as of the close of business on May 24, 2023. The aggregate total payout was $73.8 million. Additionally, in May 2023, the Board announced plans for a regular quarterly dividend of $0.10 per share, subject to quarterly approval by the Board. In August 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, which was paid on August 28, 2023 to shareholders of record as of the close of business on August 14, 2023. The aggregate total payout was $3.7 million. In addition to the quarterly dividend payments, the Company paid $0.3 million in cash dividends on vested stock awards during the three and nine-month periods ended September 30, 2023.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the nine-month periods ended September 30, 2023 and 2022 are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities	$89,359	$134,630
Cash flows used in investing activities	(35,531)	(32,161)
Cash flows used in financing activities	(79,053)	(1,390)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(25,225)	$101,079

Cash Flows from Operating Activities

The $45.3 million decrease in cash flows from operations for the nine-month period ended September 30, 2023 compared to the same period in 2022 is primarily due to a decrease in revenues from lower commodity prices.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine-month period ended September 30, 2023 reflects capital expenditures of $25.7 million primarily related to capital expenditures made for drilling, capital workovers, and well reactivations and $11.2 million related to an acquisition of proved reserves, which increased ownership interests in properties operated by the Company. We received $1.4 million of proceeds from the sale of equipment related to our oil and gas assets.

Our cash flows used in investing activities during the nine-month period ended September 30, 2022 reflects capital expenditures of $31.1 million primarily related to capital expenditures made for drilling, capital workovers, well reactivations, inventory purchases and $1.4 million related to an acquisition of proved reserves, which increased ownership interests in properties operated by the Company. Cash outflows were partially offset by $0.4 million of proceeds from the sale of assets.

Capital expenditures for the nine-month periods ended September 30, 2023 and 2022 are summarized below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Capital Expenditures
Drilling and completion	$18,181	$29,705
Capital workovers	3,592	7,951
Leasehold and geophysical	(109)	597
Capital expenditures (on an accrual basis)	21,664	38,253
Acquisitions	11,232	1,431
Capital expenditures, including acquisitions	32,896	39,684
Changes in accounts payable and accrued expenses	5,263	(7,124)
Inventory material transfers to oil and natural gas properties	(1,246)	—
Total cash paid for capital expenditures, including acquisitions	$36,913	$32,560

Cash Flows from Financing Activities

Cash used in financing activities for the nine-month period ended September 30, 2023 consisted primarily of $77.8 million in cash dividends, $0.9 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.4 million. Cash used in financing activities for the nine-month period ended September 30, 2022 consisted primarily of $1.2 million of cash used to pay employee tax obligations for vested stock awards that were settled by net exercise and $0.3 million in finance lease payments, offset by immaterial proceeds from the exercise of stock options. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2023, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2022 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2023.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At September 30, 2023, we had no open commodity derivative contracts or obligations to enter into commodity derivative contracts.

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

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on derivative contracts	$—	$(4,258)	$(1,447)	$(3,194)
Realized settlement gains (losses) on derivative contracts	$—	$218	$5,876	$(867)

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 7—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

The global macroeconomic environment could be negatively affected by, among other things, disruptions to the banking system and financial market volatility resulting from recent bank failures and actions to reduce inflation. The Company utilizes and typically maintains material balances of cash and cash equivalents and is therefore reliant on banks and financial institutions to safeguard and allow ready access to these assets. The Company has approximately $232.2 million in cash and cash equivalents including restricted cash as of September 30, 2023 held by various significant, well-capitalized financial institutions.

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

The following table presents a summary of share repurchases made by the Company during the three-month period ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
July 1, 2023 - July 31, 2023	—	$—	—	$75.0
August 1, 2023 - August 31, 2023	43,990	$16.31	—	$75.0
September 1, 2023 - September 30, 2023	—	$—	—	$75.0
Total	43,990		—

(1) Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock.

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

SandRidge Energy, Inc.

Date: November 7, 2023	By:	/s/ Brandon Brown
Senior Vice President and Chief Financial Officer