Form 10-K
period 2023-12-31
SANDRIDGE ENERGY INC
filed 2024-03-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of our common stock held by non-affiliates on June 30, 2023 was approximately $473.1 million based on the closing price as quoted on the New York Stock Exchange. As of March 1, 2024, there were 37,100,832 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2023, are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2023 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary. All monetary values are stated in U.S. dollars. In addition, the following is a description of the meanings of certain terms used in this report.

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
Bcf. Billion cubic feet of natural gas.
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2023 of $78.22/Bbl for oil and $2.64/MMBtu for natural gas, the ratio of economic value of oil to natural gas was approximately 30 to 1, even though the ratio for determining energy equivalency is 6 to 1.
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

Hydraulic fracturing. Procedure to stimulate production by creating fractures in the reservoir rock using a mixture of fluid and proppant into the formation to increase permeability and porosity.
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

As of December 31, 2023, we had an interest in 1,453 gross (849 net) producing wells, approximately 958 of which we operate, and 548,895 gross (364,201 net) total acres under lease. As of December 31, 2023, we had no active drilling rigs. Total estimated proved reserves as of December 31, 2023, were 55.7 MMBoe, all of which were proved developed.

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

Our Business Strategy

The Company’s primary strategic focus is to grow the value and cash generation capability of our asset base in a safe, responsible and efficient manner, and will seek to use our net operating loss carry forwards to minimize income taxes and maximize cash flow. We will continue to exercise financial discipline and prudent capital allocation to projects we believe provide a high rate of return in the current commodity price environment, and will remain vigilant and maintain optionality for opportunistic, value-accretive acquisitions and business combinations.

PRIMARY BUSINESS OPERATIONS

A comparative discussion of our 2022 to 2021 operating results can be found in Item 1 “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023.

Our primary operations are the production, development and acquisition of hydrocarbon resources. The following table presents information concerning our operations as of December 31, 2023.

	Estimated Proved Reserves (MMBoe) (1)	Daily Production (MBoe/d)(2)	Reserves/ Production (Years)(3)	Weighted Average Economic Reserve Life (Years)(4)	Gross Acreage	Net Acreage
Geographic Area
Mid-Continent	55.7	16.9	9.0	29.8	548,895	364,201
____________________
(1)    Estimated proved reserves were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown on page 10 below.
(2)    Average daily net production for the year ended December 31, 2023.
(3)    Estimated proved reserves as of December 31, 2023 divided by net production for the year ended December 31, 2023.
(4)    Average economic reserve life using SEC prices and weighted for reserve volumes at December 31, 2023.
Properties

Mid-Continent

We held interests in 548,895 gross (364,201 net) leasehold acres located primarily in Oklahoma and Kansas at December 31, 2023. Associated proved reserves at December 31, 2023 totaled 55.7 MMBoe, all of which were proved developed reserves. Our interests in the Mid-Continent as of December 31, 2023 included 1,453 gross (849 net) producing wells with an average working interest of 58.4%. The interests are largely aggregated across the Mississippian Lime, Meramec and Osage formations. The Mississippian Lime formation is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and southern Kansas. The top of this formation is encountered between approximately 4,000 and 7,000 feet and stratigraphically between various formations of Pennsylvanian age and the Devonian-aged Woodford Shale formation. The Mississippian formation is approximately 350 to 650 feet in gross thickness across our lease position and has targeted porosity zone(s) ranging between 20 and 150 feet in thickness. The Meramec and Osage Formations are Mississippian in age, lying above the Woodford Shale and below Chester formations. The Meramec is composed of interbedded shales, sands, and carbonates while the Osage is composed of low porosity, fractured limestone and chert. The top of these target formations ranges in depth from about 5,800 feet at the northern edge of the basin to greater than 14,000 feet toward the interior of the basin. Meramec formation thickness ranges from about 50 feet to over 400 feet and the Osage formation thickness ranges from about 450 to 1,400 feet. The Woodford Shale is the primary hydrocarbon source for both the Meramec and Osage.

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

Preparation of Reserves Estimates

Approximately 95 percent of the proved oil, natural gas and NGL reserves disclosed in this report have been independently prepared by Cawley, Gillespie & Associates (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 17, 2024, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 36 years of practical experience in petroleum engineering, with over 34 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets and exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

The primary technical person responsible for preparing the reserve estimates within the Company is Mr. Eric Allen, the Reservoir Engineering Manager. Mr. Allen graduated from Oklahoma State University with a Bachelor of Science in Chemical Engineering in 2010 and has been practicing petroleum engineering since graduating. In 2016 Mr. Allen graduated from the University of Oklahoma with a Master’s in Business Administration. Mr. Allen has over 14 years of practical experience in petroleum engineering with 9 of those years having been spent in the estimation and evaluation of reserves. Since 2016, Mr. Allen has been a Registered Professional Engineer in the State of Oklahoma (License No. 29209) and is an active member of the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines. In addition to Mr. Allen's preparation of the reserve estimates, those estimates are further reviewed by the executive team and the Audit Committee.

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

Key reserve information is reviewed quarterly and approved at least annually by the Company’s Chief Executive Officer and Chief Financial Officer.

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

The percentage of total proved reserves prepared by the independent petroleum consultants is shown in the table below.

	December 31,
	2023	2022
Cawley, Gillespie & Associates, Inc.	95.2%	95.0%
Total	95.2%	95.0%

The remaining 4.8% and 5.0% of estimated proved reserves as of December 31, 2023 and 2022 were based on internally prepared estimates.

A copy of the report issued by our independent reserve consultant with respect to our oil, natural gas and NGL reserves as of December 31, 2023 is filed with this report as Exhibit 99.1. Cawley, Gillespie & Associates prepared reserves for our Mid-Continent properties located in Kansas and Oklahoma as of December 31, 2023.

Reporting of Natural Gas Liquids

NGLs are recovered through further processing of a portion of our natural gas production stream. At December 31, 2023, NGLs comprised approximately 29% of total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where we have contracts in place for the extraction and sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels based on a conversion rate of 42 gallons per barrel. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. The amount of NGLs extracted from produced gas can vary with individual component prices and we have limited direct control over the extent to which NGLs are extracted from our natural gas, particularly light-end components such as ethane. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2023 and 2022, of which approximately 95% for each year were prepared by independent reserve engineers.

See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	December 31,
	2023	2022
Estimated Proved Reserves (1)
Developed
Oil (MMBbls)	7.1	8.4
Natural gas (Bcf)	194.4	242.8
NGL (MMBbls)	16.2	25.4
Total proved developed (MMBoe)	55.7	74.3
Undeveloped
Oil (MMBbls)	—	—
Natural gas (Bcf)	—	—
NGL (MMBbls)	—	—
Total proved undeveloped (MMBoe)	—	—
Total Proved
Oil (MMBbls)	7.1	8.4
Natural gas (Bcf)	194.4	242.8
NGL (MMBbls)	16.2	25.4
Total proved (MMBoe)	55.7	74.3
Standardized Measure of Discounted Net Cash Flows (in millions) (2)	$296.3	$806.9
PV-10 (in millions) (3)	$296.3	$810.7
____________________
(1)    Estimated proved reserves, PV-10 and Standardized Measure were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties.

The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown in the table below:

	Index prices (a)		Weighted average wellhead prices (b)
	Oil (per Bbl)	Natural gas (per MMBtu)	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2023	$78.22	$2.64	$76.65	$21.53	$1.62
December 31, 2022	$93.67	$6.36	$93.73	$33.42	$4.76
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

The following table provides a reconciliation of our PV-10 to Standardized Measure:

	December 31,
	2023	2022
	(In thousands)
PV-10	$296,293	$810,663
Present value of future income tax discounted at 10%	$—	$(3,798)
Standardized Measure of Discounted Net Cash Flows	$296,293	$806,865

Proved Reserves - Mid-Continent. Proved reserves decreased from 74.3 MMBoe at December 31, 2022 to 55.7 MMBoe at December 31, 2023, primarily due to a decrease in year-end SEC commodity prices for oil and natural gas, price realizations and NGL yield which resulted in a decrease of 17.5 MMBoe, as well as 6.2 MMBoe from the Company's production during 2023, 1.4 MMBoe attributable to well shut-ins and other revisions, and 0.1 MMBoe in sales. The Company also had positive revisions including purchases of 1.8 MMBoe, extensions of 1.2 MMBoe, 1.9 MMBoe associated with well positive performance revisions, and 1.7 MMBoe associated with other commercial improvements.

Proved Undeveloped Reserves.

There were no proved undeveloped reserves at December 31, 2023 and 2022.

For additional information regarding changes in proved reserves during each of the three years ended December 31, 2023, 2022 and 2021 see “Note 18—Supplemental Information on Oil and Natural Gas Producing Activities” to the accompanying consolidated financial statements in Item 8 of this report.

Production and Price History

The following table includes information regarding our net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2023	2022
Production data (in thousands)
Oil (MBbls)	1,047	949
Natural gas (MMcf)	20,403	21,101
NGL (MBbls)	1,705	1,997
Total volumes (MBoe)	6,152	6,463
Average daily total volumes (MBoe/d)	16.9	17.7
Average prices—as reported (1)
Oil (per Bbl)	$74.69	$92.21
Natural gas (per Mcf)	$1.71	$4.88
NGL (per Bbl)	$20.83	$31.88
Total (per Boe)	$24.16	$39.34
Expenses per Boe
Production costs (2)	$6.80	$6.39
__________________
(1)Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.
(2)Represents production costs per Boe excluding production and ad valorem taxes.

Productive Wells

The following table presents the number of productive wells in which we owned a working interest at December 31, 2023. We operate the majority of all wells in which we owned a working interest at December 31, 2023 and 2022. Productive wells consist of wells that are currently producing hydrocarbons. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of the fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	1,133	650	320	199	1,453	849

Drilling Activity

During the year ended December 31, 2023 there were two operated wells drilled and four wells completed, with zero wells awaiting completion at year end 2023. During the year ended December 31, 2022, there were eight operated wells drilled, with one third-party rig actively drilling on our operated acreage and two wells awaiting completion. Additionally, we participated in one non-operated well that was drilled during the year ended December 31, 2022, and was completed during year ended December 31, 2023.

Developed and Undeveloped Acreage

The following table presents information regarding our developed and undeveloped acreage at December 31, 2023.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	487,717	338,131	61,178	26,070

Less than 5% of the leases included in the undeveloped acreage above will expire at the end of their respective primary terms. To prevent expiration, we may exercise our contractual rights to extend the terms of leases we value or may establish production from the leasehold acreage prior to expiration, which would keep the lease from expiring until production has ceased.

As of December 31, 2023, the gross and net acres subject to leases in the undeveloped acreage above are set to expire as follows:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2024	—	—
December 31, 2025	—	—
December 31, 2026	246	19
December 31, 2027 and later	—	—
Total (1)	246	19
____________________
(1)The Company has 60,932 gross (26,051 net) undeveloped acres not subject to expiration.

Marketing

We sell our oil, natural gas and NGLs to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. We had two purchasers that each individually accounted for more than 10% of our total revenue during the year ended December 31, 2023. See “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 8 of this report for additional information on our major customers. The number of available purchasers and markets in the areas where we sell our production reduces the risk that loss of a single downstream customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

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

COMPETITION

We compete with other oil and natural gas companies for leases, equipment, personnel and markets for the sale of oil, natural gas and NGLs. We believe our leasehold acreage position, geographic concentration of operations and technical and operational capabilities enable us to compete with other oil and gas development and production companies in the areas in which we operate. However, the oil and natural gas industry is intensely competitive. See “Item 1A. Risk Factors” for additional discussion of competition in the oil and natural gas industry.

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

ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS

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

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect human health or the environment. Any issuance of new environmental laws or regulations or changes in or more stringent enforcement of existing environmental laws and regulations that result in delays or restrictions in permitting or development of projects or more stringent or costly compliance or cleanup obligations related to construction, drilling, water management, or well-completion activities or waste handling, storage, transport, remediation, disposal or discharge requirements could have a material adverse effect on the Company. Further, we may be unable to pass on increased environmental compliance costs to our customers. Moreover, accidental releases, including spills, may occur in the course of our operations, and there can be no assurance that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property and natural resources or personal injury. While we do not believe that compliance with existing environmental laws and regulations and that continued compliance with existing environmental permitting requirements will have an adverse material effect on us, we can provide no assurance that we will not incur substantial costs in the future related to revised or additional environmental laws and regulations or permitting requirements that could have a material adverse effect on our business, financial condition, and results of operations.

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on the Company.

Hazardous Substances and Wastes

We currently own, lease, or operate, and in the past have owned, leased, or operated, sold or transferred properties that have been used in the exploration and production of oil and natural gas. We believe we have utilized operating and disposal practices that were standard in the industry at the applicable time, but hazardous substances, hydrocarbons, and wastes may have been disposed or released on, from or under the properties owned, leased, or operated by us or on or under other locations where these substances and wastes have been taken for treatment, storage, or disposal. In addition, certain of these properties have been operated by third parties whose storage, treatment and disposal or release of hazardous substances, hydrocarbons, and wastes were not under our control. These properties and the substances or wastes that may have been generated, stored, transported, treated, disposed or released on them may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), the federal Resource Conservation and Recovery Act, (“RCRA”), and analogous state laws. Under these laws, we could be required to investigate, monitor, remove or remediate previously disposed or released substances or wastes (including substances or wastes disposed of or released by prior owners or operators or third parties whose waste was commingled with ours), to investigate and clean up contaminated property, to perform corrective actions, to prevent future contamination, or to pay some or all of the costs of any such action.

CERCLA, also known as the Superfund law, and comparable state laws and regulations may impose strict, joint and several liability without regard to fault or legality of conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release of a hazardous substance occurred as well as entities that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, these “potentially responsible parties” may be liable for the costs of investigating, cleaning up, and monitoring sites where the hazardous substances have been released into the environment, for damages to natural resources resulting from the release and for the costs of certain environmental and health studies. Additionally, landowners and other third parties may file claims for personal injury and natural resource and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment from a hazardous substance release and to pursue recovery of costs incurred for those actions from “potentially responsible parties.” Although petroleum, natural gas and natural gas liquids are excluded from the definition of "hazardous substance" under CERCLA, despite this so-called "petroleum exclusion,” certain products used in the course of our operations may be regulated as CERCLA hazardous substances. To date, no Company-owned or operated site has been designated as a Superfund site, and we have not been identified as a “potentially responsible party” at any Superfund site.

We also generate wastes that are subject to the requirements of RCRA and comparable state statutes and regulations. RCRA imposes strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. However, it is possible that these wastes could be classified as hazardous wastes in the future. Any change in the exclusion for such wastes could potentially result in an increase in costs to manage and dispose of wastes which could have a material adverse effect on our results of operations and financial position.

Air Emissions

The federal Clean Air Act (the “CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, technology-based standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to emit or significantly increase air emissions, obtain and strictly comply with air permit requirements, or utilize specific equipment or technologies to control emissions. For example, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities to be aggregated for permitting purposes, resulting in treatment as a major source, and thereby triggering more stringent air permitting requirements. The need to acquire such permits has the potential to delay or limit the development of our oil and natural gas projects.

Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. On December 31, 2020, EPA published its decision to retain the 2015 ozone standards; however, in October 2021 the Biden Administration announced that was reconsidering this decision under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On August 21, 2023, the EPA announced a new review of the ozone National Ambient Air Quality Standards , and stated that it will incorporate the ongoing reconsideration into this review. EPA also announced that it will consider the advice and recommendation of the ozone review panel of the Clean Air Scientific Advisory Committee in its review. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures.

In addition, on December 2, 2023, the EPA announced a final rule under the CAA to reduce methane emissions from the oil and natural gas industry. This final rule is discussed in the Climate Change subsection below. Compliance with this new rule, and any future air pollution control and permitting requirements, has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which could be significant.

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

The scope of EPA’s and the Corps’ regulatory authority under Section 404 of the CWA has been the subject of extensive litigation and frequently changing regulations. The EPA issued a final rule in September 2015 that attempted to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”) under Section 404 of the CWA. The EPA and the Corps then proposed a rulemaking in June 2017 to repeal the June 2015 WOTUS rule and also announced their intent to issue a new rule redefining the term WOTUS as used in the CWA. On October 22, 2019, EPA and the Corps published a final rule repealing the 2015 WOTUS rule, and EPA and the Corps promulgated the Navigable Waters Protection Rule on April 21, 2020, which provides a revised definition of WOTUS and became effective on June 22, 2020. These regulations were challenged in federal court, and on August 30, 2021 the U.S. District Court for the District of Arizona vacated and remanded the Navigable Waters Protection Rule. On December 7, 2021, EPA and the Corps issued a proposed rule to again revise the definition of WOTUS. A year later on December 30, 2022, the agencies announced a final rule called the “Revised Definition of “Waters of the United States’” rule which was published in the Federal Register on January 8, 2023 and took effect on March 20, 2023. This “Revised Definition of “Waters of the United States’” rule was also challenged in federal court. On May 25, 2023, the United States Supreme Court issued a decision in the case of Sackett v. Environmental Protection Agency, which held that parts of the Revised Definition of “Waters of the United States’” rule are invalid. As a result, the agencies amended key aspects of the rule to conform to the Supreme Court’s decision in Sackett. This conforming rule called "Revised Definition of 'Waters of the United States'; Conforming," became effective on September 8, 2023. Nevertheless, due to ongoing litigation over the January 8, 2023 Revised Definition of “Waters of the United States’” rule, the rule is not currently operative in certain states and for certain parties. EPA and the Corps are implementing the Revised Definition of 'Waters of the United States'; Conforming," in certain states, while in others, the agencies are interpreting “WOTUS” consistent with the pre-2015 regime and the Supreme Court’s decision in Sackett until further notice. We could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other WOTUS in connection with our operations due to these frequent changes in the regulatory definition of WOTUS and regulatory uncertainty while litigation is pending. Moreover, any future changes to regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other WOTUS in connection with our operations.

Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

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

Furthermore, in response to past seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. The OCC also evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has issued rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within areas of interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. Similar regulatory activity has occurred in other jurisdictions in which we operate, including in Kansas by the Kansas Corporation Commission, and may occur in the future in other states and localities. While there has not been a material impact on our ability to produce operated wells historically, changes in regulatory action or enforcement could have a material adverse impact on the wells we operate or participate in.

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

In June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“Quad Oa”). On April 18, 2017, the EPA announced its intention to reconsider certain aspects of those regulations, and in June 2017, the EPA proposed a two-year stay of certain requirements of the Quad Oa regulations. In October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify that meeting certain Quad Oa requirements is technically infeasible. The EPA proposed further revisions to Quad Oa on September 24, 2019, including rescinding the methane requirements in Quad Oa that apply to sources in the production and processing segments of the industry. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. The Biden Administration undertook a review of the September 2020 rules under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On June 30, 2021, Congress issued a joint resolution pursuant to the Congressional Review Act disapproving the September 2020 rule, and on November 15, 2021, EPA issued a proposed rule to revise the Quad Oa regulations. On November 8, 2022, EPA issued a supplemental notice of proposed rulemaking that would impose standards for certain sources that were not addressed in the November 2021 proposal, revise the previously proposed emissions standards, and establish a “super emitter response program” allowing local regulatory agencies and EPA-certified third parties to issue notices to owners and operators of regulated facilities when they detect a so-called “super-emitting event.”

After considering comments on the November 2021 and November 2022 proposed rulemakings, on December 2, 2023, the EPA announced its final rule under the CAA to reduce methane emissions from the oil and natural gas industry. The final rule includes several actions including finalizing revisions to the New Source Performance Standards in 40 C.F.R Part 60, Subpart OOOOb regulating GHGs (in the form of methane) and volatile organic compound emissions from new, modified and existing sources within the Crude Oil and Natural Gas source category, including sources located in the production, processing, and transmission and storage segments; finalizing emission guidelines under 40 C.F.R. Part 60, Subpart OOOOc for states to follow in developing and implementing state plans to establish performance standards to limit methane emissions from existing sources; finalizing actions stemming from the joint resolution of Congress, adopted on June 30, 2021 discussed above, including creating the proposed "super emitter program”; and finalizing a protocol under 40 C.F.R. Part 60 for optical gas imaging. Notably, the rule phases out and will eventually ban routine flaring of natural gas produced by newly constructed wells, and requires frequent monitoring and repair of leaks. The Company does not currently conduct routine flaring. This new rule and any future revisions thereto will continue to require oil and gas operators to expend material sums. States will have two years to review and develop an implementation plan and they must set compliance dates within three years of that. Furthermore, on January 12, 2024, EPA announced a proposed rulemaking to reduce methane emissions from the oil and gas sector pursuant to the Inflation Reduction Act. If finalized, the rule will assess a charge on larger emitters of waste methane that exceed emissions intensity levels set by Congress in the Inflation Reduction Act.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the EPA Quad Oa requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, which became effective on November 27, 2018. Both the 2016 and the 2018 rule were challenged in federal court. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. As a result of these decisions, the 1979 regulations concerning venting, flaring and lost production on federal land have been reinstated. On November 28, 2022, the BLM announced a new proposed rule regulating emissions of methane in connection with the production of oil and gas on federal and Tribal lands. If finalized, the proposed rule would require various technology upgrades, impose limits related to flaring, and require LDAR plans. The final rule was not issued in 2023 as initially expected but is expected to be announced later this year. Notably, several states where we operated as of December 31, 2023, have already adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. We have the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with the inspection and reporting requirements to maintain compliance with these rules.

Moreover, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measure each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, the United States announced it would withdraw from the Paris Agreement, which became effective November 4, 2020. The United States has rejoined the Paris Agreement as of February 19, 2021. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations.

At the 26th Conference of the Parties to the United Nations Framework Convention of Climate Change (“COP26”) in Glasgow in November 2021, the United States and the European Union launched the Global Methane Pledge, an initiative to reduce global methane emissions by at least 30% from 2020 levels by 2030. At COP27 in Sharm El-Sheik in November 2022, the Biden Administration unveiled an updated U.S. Methane Emissions Reduction Action Plan, building upon the first plan released at COP26. Most recently, at COP28, the Biden Administration announced the new technology standards pursuant to the CAA for reduced methane emissions, as discussed above in this disclosure. It is not possible at this time to predict how or when the United States might impose further restrictions on GHGs as a result of the Paris Agreement, and the full impact of actions at COP28 remain uncertain at this time. The future adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves.

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

Endangered or Threatened Species

The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act (“MBTA”) and to bald and golden eagles under the Bald and Golden Eagle Protection Act (“BGEPA”). While compliance with the ESA, MBTA and BGEPA has not had an adverse effect on our exploration, development and production operations in areas where threatened or endangered or other protected species or their habitat are known to exist, it may require us to incur increased costs to implement mitigation or protective measures and also may delay, restrict or preclude drilling activities in those areas or during certain seasons, such as breeding and nesting seasons. In addition, certain of our federal and state leases may contain stipulations that require us to take mitigation measures to safeguard certain species.

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

Employee Health and Safety

Our operations are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”), and comparable state statutes and regulations, whose purpose is to protect the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires us to maintain information concerning hazardous materials used or produced in our operations and to provide this information to employees and various entities. Pursuant to the Federal Emergency Planning and Community Right-to-Know Act, facilities that store threshold amounts of chemicals that are subject to OSHA’s Hazard Communication Standard must submit information regarding those chemicals by March 1 of each year to state and local authorities in order to facilitate emergency planning and response. That information is generally available to employees, state and local governmental authorities, and the public. We do not believe that compliance with applicable laws and regulations relating to worker health and safety will have a material adverse effect on our business and results of operations.

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

The FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which we or our purchasers may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas and release of our natural gas pipeline capacity. Commencing in 1985, the FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Currently, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. The FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, the less stringent regulatory approach currently pursued by the FERC and Congress might not continue indefinitely into the future. The Company is unable to determine what effect, if any, future regulatory changes might have on the Company’s natural gas related activities.

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

HUMAN CAPITAL

As of December 31, 2023, we had 102 full-time employees, including 87 field employees and 15 corporate employees. We had 102 full-time employees, including 87 field employees and 15 corporate employees at December 31, 2022.

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

During 2023, our experience and continuing focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

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

Risk Factors Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risks Relating to the Oil and Natural Gas Industry and Our Business

◦Oil, natural gas and NGL prices fluctuate widely due to a number of factors that are beyond our control
◦Drilling for and producing oil and natural gas are high risk activities with many uncertainties
◦Market conditions or operational impediments may hinder our access to oil, natural gas and NGL markets or delay production
◦A financial downturn could negatively affect our business, results of operations, financial condition, cash flows and access to capital
◦Future drilling activities face substantial uncertainties
◦Certain of our undeveloped acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or we renew the leases
◦We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and our ability to offset the natural decline in our oil, natural gas and NGL reserves
◦Future commodity price declines may result in reductions of the asset carrying values of our oil and natural gas properties
◦Significant inaccuracies in our reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves
◦The loss of senior management or technical personnel or our inability to hire additional qualified personnel could adversely affect our operations
◦We are subject to litigation and adverse outcomes in such litigation could have a material effect on our financial condition
◦Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be reasonably predicted
◦The present value of future net cash flows from our proved reserves are not the same as the current market value of our estimated oil, natural gas and NGL reserves
◦We will not know conclusively prior to drilling whether oil or natural gas will be present in sufficient quantities to be economically producible
◦Production of oil, natural gas and NGLs could be materially and adversely affected by natural disasters or severe weather
◦Our business could be affected by macroeconomic risks
◦Capital market volatility could adversely affect our ability to obtain capital, cause us to incur additional financing expense or affect the value of certain assets
◦Properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them
◦All of our operations are located in the Mid-Continent region, making us vulnerable to risks associated with operating in a limited number of major geographic areas
◦Oil and natural gas wells are subject to operational hazards that can cause substantial losses for which we may not be adequately insured
◦Shortages or increases in costs of equipment, services and qualified personnel could adversely affect our ability to execute our development plans
◦Intense competition in the oil and natural gas industry may adversely affect our ability to succeed
◦Seismic data may not accurately identify the presence of oil and natural gas, and the use of such technology requires greater predrilling expenditures
◦Inflation may increase costs which can adversely impact cash flows and reserves value
◦Disruptions or delays at our third-party service providers could adversely impact our operations
◦Complex laws and regulations could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities
◦Should we fail to comply with all applicable statutes, rules, regulations and orders of the FERC, the CFTC, the FTC or other regulators, we could be subject to substantial penalties and fines

◦Our operations are subject to environmental and occupational safety and health laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations
◦Legislative or regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and adversely affect our production
◦Legislative or regulatory initiatives relating to seismic activity could limit our ability to produce oil and natural gas economically
◦Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce
◦Our failure to maintain an adequate system of internal control over financial reporting could adversely affect our ability to accurately report our results
◦Our derivative activities could result in financial losses and are subject to new derivatives legislation and regulation, which could adversely affect our ability to hedge risks associated with our business
◦Cybersecurity incidents or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of our business operations
◦Repercussions from terrorist activities or armed conflict could harm our business
◦Conservation measures and technological advances could reduce demand for oil and natural gas
◦Events outside of our control, including an epidemic or outbreak of an infectious disease, may materially adversely affect our business

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

Risks Relating to the Oil and Natural Gas Industry and Our Business

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
These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2019 through December 2023, the NYMEX West Texas Intermediate ("WTI") settled price fluctuated between a high of $123.64 per Bbl and a low of $(36.98) per Bbl. For natural gas, from January 2019 through December 2023, the NYMEX Henry Hub spot prices fluctuated between a high of $24.77 per Mcf and a low of $1.38 per Mcf. In addition, the market price of natural gas is generally higher in the winter months than during other months of the year due to increased demand for natural gas for heating purposes during the winter season. For NGLs, prices exhibited similar volatility from January 2019 through December 2023.

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
Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from a variety of factors could materially affect our business and financial condition and impact our ability to finance operations or acquisitions by worsening the actual or anticipated future drop in worldwide commodity demand, negatively impacting the price we receive for our oil and natural gas production. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers. All of the foregoing may adversely affect our business, financial condition, results of operations, and cash flows.
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
A portion of our acreage is undeveloped and subject to leases that will expire unless we exercise our contractual rights to extend or renew the terms of the leases or we establish production in paying quantities prior to expiration. Our ability to establish production in paying quantities on or renew our expiring leases is based on various factors that may be beyond our control, such as the availability and cost of capital, equipment, services and personnel; the ability to renew leases on commercially favorable terms or at all; market prices of oil and natural gas; drilling costs and results; and production costs, among other factors. Renewing such leases may cause us to incur additional costs. If we are unable to establish production in paying quantities on or renew such leases, those leases will expire, and we will lose our right to participate in the development of the subject leases, which may adversely affect our results of operations. As of December 31, 2023, we hold 364,201 total net acres (including developed and undeveloped net acres), of which 26,070 net aces is undeveloped. Of our undeveloped acreage, less than 5% are subject to expiration at the end of their primary terms. For additional information on our developed and undeveloped acreage please see the section “Item 1. Business—Developed and Undeveloped Acreage.”

Our development operations or ability to acquire oil and gas properties and reserves require substantial capital. Outside of our cash assets, if we need to obtain additional capital, we may be unable to obtain needed capital or financing on satisfactory terms, which would lead to a loss in our ability to offset the natural decline in our oil, natural gas and NGL reserves, which would adversely affect our business, financial condition and results of operations.
The oil and natural gas industry is capital intensive. Our future oil, natural gas and NGL reserves and production are naturally depleting resources, which in turn impacts our cash flow and income. Our ability to offset these declines may be highly dependent on our success in efficiently developing our undeveloped assets, and finding or acquiring additional economically recoverable reserves. We have historically utilized substantial capital expenditures in our business and operations for the acquisition, development and production of oil, natural gas and NGL reserves, and have financed capital expenditures primarily from cash generated by operations, credit facility borrowings and proceeds from asset sales. In particular, cash flow from operations were $115.6 million and $164.7 million for the years ended December 31, 2023 and 2022, respectively.

We are not actively trying to raise debt or equity capital at this time, with current projected activity for the year financed by cash flow from operations or cash held on the balance sheet. However, a change in economic conditions or the need to access additional capital may be necessary in the future, and if the debt and capital markets are not accessible, we may be unable to implement our development plans or otherwise carry out our business strategy as expected. Our cash flow from operations and access to capital are subject to a number of variables, including:
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
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the cost of unproved properties. The full cost ceiling is evaluated at the end of each quarter using the SEC prices, adjusted for the impact of derivatives accounted for as cash flow hedges, if any. The Company did not recognize any full cost ceiling impairment charges for the years ended December 31, 2023 or 2022. Cumulative full cost ceiling impairment from the Emergence Date through December 31, 2023 totaled $947.1 million. If oil, natural gas and NGL prices decline further in the near term, and without other mitigating circumstances, we may experience additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which would likely cause us to record additional write-downs of capitalized costs of oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial.

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
In some cases, financial markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength. Volatility in the capital markets can significantly increase the cost of raising capital in the debt and equity capital markets. Generally, future market volatility and risk of persistent weakness in commodity prices may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. These factors may adversely affect our business, results of operations or liquidity.

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
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our accounting functions to third-party service providers. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. For example, our outsourcing entities and other third-party service providers may experience difficulties, disruptions, delays, or failures in their ability to deliver services to us as a result of a variety of factors. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on our cost of operations. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost,     manner or feasibility of conducting our operations or expose us to significant liabilities.
Our oil and natural gas development, production, transportation and treatment operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these laws and regulations and permits issued pursuant thereto. As a result of recent incidents involving the release of oil and natural gas and fluids as a result of drilling activities in the United States, there have been a variety of regulatory initiatives at the federal and state levels to restrict oil and natural gas drilling operations in certain locations. Any increased regulation or suspension of oil and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on our business, financial condition and results of operations. We must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent we are a shipper on interstate pipelines, we must comply with the FERC-approved tariffs of such pipelines and with federal policies related to the use of interstate capacity.

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

Under certain environmental laws and regulations, we could be subject to strict, and/or joint and several liability for the investigation, removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled or facilities where our petroleum hydrocarbons or wastes are taken for separation, storage, reclamation or disposal may also have the right to pursue legal actions to enforce compliance or to seek damages for contamination, personal injury, natural resources damage or property damage.

Changes in environmental and occupational health and safety laws and regulations occur frequently, and any changes that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation, disposal, emission or discharge requirements could require significant expenditures by us to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition.

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
The EPA previously published its findings that emissions of GHGs present a danger to public health and the environment because such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis, which includes certain of our operations. In addition, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of an LDAR program to minimize methane emissions, under the CAA’s New Source Performance Standards Quad Oa. However, the EPA has taken several steps to delay implementation of the Quad Oa standards. The agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and in October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain Quad Oa requirements is technically infeasible. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. On June 30, 2021, Congress issued a joint resolution pursuant to the Congressional Review Act disapproving the September 2020 rule, and on November 15, 2021, EPA issued a proposed rule to revise the Quad Oa regulations. On November 8, 2022, EPA issued a supplemental notice of proposed rulemaking that would impose standards for certain sources that were not addressed in the November 2021 proposal, revise the previously proposed emissions standards, and establish a “super emitter response program” allowing local regulatory agencies and EPA-certified third parties to issue notices to owners and operators of regulated facilities when they detect a so-called “super-emitting event.” Additionally, as discussed above in the description of our business, various regulatory bodies have announced or are considering new rules and regulations impacting our operations and our business, including the EPA’s final rule under the CAA to reduce methane emissions from the oil and natural gas industry, EPA and BLM methane emissions limitations, cap and trade programs launched by states and regions in which we operate, and, to the extent applicable, the Paris Agreement. See “Business—Environmental, Health, and Safety Regulations” in Item 1 of this report for information about climate change laws and regulations restricting emissions of GHGs that could impact our operations and business.

Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2023, as further described in Part II “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

Cybersecurity incidents or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of our business operations.
In recent years, we have increasingly relied on information technology systems and networks in connection with our business activities, including certain of our acquisition, development and production activities. We rely on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality, availability and integrity of our data and the physical security of our employees and assets. We have experienced, and expect to continue to confront, attempts from hackers and other third parties to gain unauthorized access to our information technology systems and networks. Although prior cybersecurity incidents have not had a material adverse impact on our operations or financial performance, there can be no assurance that we will be successful in preventing cybersecurity incidents or successfully mitigating their effect. Any cybersecurity incident could have a material adverse effect on our reputation, competitive position, business, financial condition and results of operations. Cybersecurity incidents or security breaches also could result in litigation and legal risks, including regulatory actions by state, federal, and non-US governmental authorities, as well as significant additional expense to implement further data protection measures.

In addition to the risks presented to our systems and networks, cybersecurity incidents affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery of our production to markets. A cybersecurity incident of this nature would be outside our control, but could have a material, adverse effect on our business, financial condition and results of operations.

We have programs, processes and technologies in place to attempt to prevent, detect, contain, respond to and mitigate security-related threats and potential incidents, as well as internal accounting controls to prevent unauthorized or fraudulent payments by ensuring that transactions are executed only with management authorization. We undertake ongoing improvements to our systems, connected devices and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards; however, because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur is challenging and makes us vulnerable.

If our security measures are circumvented, proprietary information may be misappropriated, our operations may be disrupted, and our computers or those of our customers or other third parties may be damaged. Compromises of our security may result in an interruption of operations, violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of investor confidence in our security measures. Additional impacts from cybersecurity incidents could include remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to our business partners; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an attack; increased insurance premiums; and damage to the company’s competitiveness, stock price, and long-term shareholder value.

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

Events outside of our control, including an epidemic or outbreak of an infectious disease, may materially adversely affect our business.
We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease, or any other public health crisis may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by government and health authorities, including quarantines, to address an outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees. The effects of infectious diseases and concerns regarding their global spread could negatively impact the domestic and international demand for crude oil, natural gas and NGL, which could contribute to price volatility, impact the price we receive for crude oil, natural gas and NGL and materially and adversely affect the demand for and marketability of our production. The potential impact from infectious diseases is difficult to predict, and the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain.

Risks Relating to Our NOLs

Our ability to use our NOLs may be limited. We have adopted a Tax Benefits Preservation Plan that is designed to protect our NOLs but there is no assurance it will prevent an ownership change resulting in loss of the Company’s NOLs.
As of December 31, 2023, we had U.S. federal NOLs of $1.6 billion, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation, of which approximately $0.7 billion will expire between 2025 and 2037, if not limited by additional triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

On July 1, 2020, our Board of Directors approved, and the Company adopted, as amended on March 16, 2021, a Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its tax NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 14, 2023, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. The Company will submit this amendment to the Company’s stockholders for approval at our 2024 Annual Meeting. The Tax Benefits Preservation Plan is designed to reduce the likelihood of an “ownership change” as defined under Section 382 of the IRC in order to protect our NOLs by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities. However, there is no assurance that the Tax Benefits Preservation Plan will prevent all transfers that could result in such an “ownership change.”

Risks Relating to Our Common Stock

We have adopted a Tax Benefits Preservation Plan, which may discourage a corporate takeover.
The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 14, 2023, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. The Company will submit this amendment to the Company’s stockholders for approval at our 2024 Annual Meeting. Each share of our common stock issued thereafter will also include one right. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $5.00 per right, subject to adjustment.

The Company's Board of Directors (the "Board") adopted the Tax Benefits Preservation Plan in an effort to protect stockholder value by attempting to protect against a possible limitation on our ability to use our NOLs. We may utilize these NOLs in certain circumstances to offset future United States taxable income and reduce our United States federal income tax liability. Because the Tax Benefits Preservation Plan could make it more expensive for a person to acquire a controlling interest in us, it could have the effect of delaying or preventing a change in control even if a change in control was in our stockholders’ interest.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As SandRidge has increasingly relied on information technology systems and networks in connection with our business activities, we recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

SandRidge has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with IT professionals to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. The underlying controls of our cybersecurity risk management are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF").

The following is a brief list of some of the cybersecurity risk management tools we employ to identify, assess and manage threat risks:
–Third party system and network scanning tools that identify or automatically block potential cybersecurity threats;
–Live 24-hour monitoring of corporate and field operations IT networks for cybersecurity threats;
–Mandatory annual employee cybersecurity awareness training program that includes phishing simulations and other microlearning courses;
–Monthly IT and cybersecurity meetings with management and IT professionals;
–Completion of annual IT network cybersecurity assessment and vulnerability scan;
–Segregation of our financial data records, that are stored on remote servers, separate and apart from our corporate office network with backups stored in different geographical regions in the United States.

Recognizing the complexity and evolving nature of cybersecurity threats, SandRidge engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes focus on industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.

Because we are aware of the risks associated with relying on third-party service providers, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties, SandRidge implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes assessments by our internal audit and IT professionals. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Incidents and Threats

We have in the past experienced, and expect to continue to confront, cybersecurity incidents and cybersecurity threats from hackers and other third parties. Although such prior incidents have not had a material adverse impact on our operations or financial performance, there can be no assurance that we will be successful in preventing cybersecurity incidents or successfully mitigating their effect on our Company. Any cybersecurity incident could have a material adverse effect on our reputation, competitive position, business, financial condition and results of operations.

Additionally, although out of our control, cybersecurity incidents affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery of our production to markets, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

For additional information regarding the risks we face from cybersecurity threats, please see the section entitled “Item 1A. Risk Factors—Cybersecurity incidents or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of our business operations.”

Governance – Board Oversight and the Role of Management

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee ensures effective oversight by reviewing reports on information security and cybersecurity from the Director of Internal Audit at least annually.

Primary responsibility for assessing and integrating within enterprise risk management of our cybersecurity risks rests with our Director of Internal Audit, who oversees our governance programs, tests our compliance with standards, remediates known risks, and coordinates our employee training program.

The Director of Internal Audit, in their capacity, regularly informs the Chief Executive Officer (“CEO”), the Chair of the Audit Committee, and other members of management of aspects related to cybersecurity risks and incidents. This ensures that the appropriate levels of management are kept abreast of the cybersecurity posture and potential risks facing SandRidge. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2.    Properties

Information regarding the Company’s properties is included in Item 1.

Item 3.    Legal Proceedings

See "Note 11—Commitments and Contingencies” to the accompanying consolidated financial statements in Item 8 of this report.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 4, 2016, the Company’s common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “SD.”

Holders

On March 1, 2024, there were 313 record holders of the Company’s common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

In May 2023, the Board approved a one-time cash dividend of $2.00 per share of the Company’s common stock, which was paid on June 7, 2023 to shareholders of record as of the close of business on May 24, 2023. The aggregate total payout was $73.8 million. Additionally, in May 2023, the Board announced plans for a regular quarterly dividend of $0.10 per share, subject to quarterly approval by the Board. In August 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, which was paid on August 28, 2023 to shareholders of record as of the close of business on August 14, 2023. The aggregate total payout was $3.7 million. On November 2, 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, which was paid on November 27, 2023 to shareholders of record as of the close of business on November 13, 2023. The aggregate total payout was $3.7 million. In addition to the quarterly dividend payments, the Company paid $0.3 million in cash dividends on vested stock awards during the year ended December 31, 2023. Dividend payments for the year ended December 31, 2023 total $81.5 million. See Note 19 for discussion on dividends declaredpaid in 2024.

The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our Board of Directors deems relevant. Our ability to pay dividends will depend on our existing cash available and our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in any future period.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended December 31, 2023.

In May 2023, the Board approved a stock buyback program authorizing the repurchase of up to $75 million of the Company's outstanding common stock in open market transactions with no expiration date. The maximum number of shares that may still be purchased under the buyback program as of March 1, 2024 is approximately 5.8 million.

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
•Consolidated Results of Operations;
•Liquidity and Capital Resources;
•Valuation Allowance; and
•Critical Accounting Policies and Estimates.

We have applied the Securities and Exchange Commission’s adopted FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent calendar years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for years ended December 31, 2023 and 2022. For the comparison of the years ended December 31, 2022 and 2021, see “Management's Discussion and Analysis of Consolidated Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region ("Mid-Con").

Operational Activities

For the year ended December 31, 2023, there were two operated wells drilled and four wells completed. For the year ended December 31, 2022 there were eight operated wells drilled, six wells completed, and 50 wells reactivated.

The charts below show production and percent revenues by product for the years ended December 31, 2023 and 2022:

Total production for the years ended December 31, 2023 and 2022 was composed of the following:

	Year Ended December 31,
	2023	2022
Oil	17.0%	14.7%
Natural gas	55.3%	54.4%
NGL	27.7%	30.9%
Total	100.0%	100.0%

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

Highlighted Events

~~•~~In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in January 2024, the Board announced that it plans to increase its on-going quarterly dividend to $0.11 per share starting with the next quarterly payout, estimated to be first paid in March 2024, continuing every quarter thereafter until noticed, subject to quarterly approval by the Board.

•On July 11, 2023, the Company closed an acquisition that increased its ownership interest in twenty-six producing wells operated by the Company within the Northwest Stack play for $10.6 million, after customary post-closing adjustments, with an effective date of April 1, 2023. The Company used its cash on hand to fund the acquisition.

•In May 2023, the Board approved a one-time cash dividend of $2.00 per share of the Company’s common stock, which was paid on June 7, 2023 to shareholders of record as of the close of business on May 24, 2023. Additionally, in May 2023, the Board announced a regular quarterly dividend of $0.10 per share of the Company’s common stock, subject to quarterly approval by the Board. Our dividend payment in May was $73.8 million and the $0.10 dividend payments made in August 2023 and November 2023 totaled $7.4 million.

•In May 2023, the Board approved a stock buyback program authorizing the repurchase of up to $75 million of the
Company’s outstanding common stock in open market transactions.

Outlook

We will continue to focus on growing the value and cash generation capability of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects we believe provide high rates of returns in the current commodity price environment. These projects include (1) artificial lift conversions to more efficient and cost effective systems, (2) high-graded re-fracturing and recompletion and (3) limited opportunistic leasing in proven areas around or adjacent to our area of operations that could further bolster future development. While commodity price futures are not yet at preferred levels to resume drilling or further well reactivations at this time, we retain the development option over a reasonable tenor, since our assets are 99% held by production. We will continue to monitor forward-looking commodity prices, results, costs and other factors that could influence returns on investments, which will continue to shape our disciplined development decisions in 2024 and beyond. We will also continue to maintain optionality to execute on value accretive merger and acquisition opportunities that could bring synergies, leverage our core competencies, compliment our portfolio of assets, further utilize our NOLs or otherwise yield attractive returns for our shareholders.

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

	Year Ended December 31,
	2023	2022
NYMEX WTI Oil (per Bbl)	$77.58	$94.90
NYMEX Henry Hub Natural gas (per Mcf)	$2.63	$6.68

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

Oil, Natural Gas and NGL Production and Pricing

The table below presents production and pricing information for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022	Change
Production data (in thousands)
Oil (MBbls)	1,047	949	98
Natural gas (MMcf)	20,403	21,101	(698)
NGL (MBbls)	1,705	1,997	(292)
Total volumes (MBoe)	6,152	6,463	(311)
Average daily total volumes (MBoe/d)	16.9	17.7	(0.8)
Average prices—as reported (1)
Oil (per Bbl)	$74.69	$92.21	$(17.52)
Natural gas (per Mcf)	$1.71	$4.88	$(3.17)
NGL (per Bbl)	$20.83	$31.88	$(11.05)
Total (per Boe)	$24.16	$39.34	$(15.18)
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$74.69	$92.21	$(17.52)
Natural gas (per Mcf)	$2.00	$4.97	$(2.97)
NGL (per Bbl)	$20.83	$31.72	$(10.89)
Total (per Boe)	$25.11	$39.58	$(14.47)
___________________
(1)Prices represent actual average prices for the periods presented and do not include the impact of derivative transactions.

Revenues

Consolidated revenues for the years ended December 31, 2023 and 2022 are presented in the table below (in thousands).

	Year Ended December 31,
	2023	2022	Change
Revenues
Oil	$78,174	$87,528	$(9,354)
Natural gas	34,941	103,067	(68,126)
NGL	35,526	63,663	(28,137)
Total revenues	$148,641	$254,258	$(105,617)

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the years ended December 31, 2023 and 2022 are shown in the table below (in thousands):

2022 oil, natural gas and NGL revenues	$254,258
Change due to production volumes in 2023	(7,514)
Change due to average prices in 2023	(98,103)
2023 oil, natural gas and NGL revenues	$148,641

Oil, natural gas and NGL revenues decreased primarily due to lower commodity prices. Production volumes for the year ended December 31, 2023 decreased slightly due to the natural declines of our producing wells, which were partially offset from the production from our new wells and increased ownership interest from our July 2023 acquisition.

Operating Expenses

Operating expenses for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	Change
Lease operating expenses	$41,862	$41,286	$576
Production, ad valorem, and other taxes	10,870	15,880	(5,010)
Depreciation and depletion—oil and natural gas	15,657	11,542	4,115
Depreciation and amortization—other	6,518	6,342	176
Total operating expenses	$74,907	$75,050	$(143)

Lease operating expenses ($/Boe)	$6.80	$6.39	$0.41
Production, ad valorem, and other taxes ($/Boe)	$1.77	$2.46	$(0.69)
Depreciation and amortization—oil and natural gas ($/Boe)	$2.54	$1.79	$0.75
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	7.3%	6.2%	1.1%

The increase in lease operating expenses was primarily due to inflationary pressures and higher production costs associated with more producing wells from our prior well reactivations and development program as well as increased ownership interest from our July 2023 acquisition during the year ended December 31, 2023.

Production, ad valorem, and other taxes decreased primarily due to lower commodity prices and related revenues. However, production, ad valorem, and other taxes increased as a percentage of oil, natural gas and NGL revenue primarily due to higher oil and gas property valuation assessments by local jurisdictions who use historical commodity price averages that included prior periods that were higher than current commodity prices, when determining ad valorem tax assessments.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of capital expenditures for 2023 and a decrease in proved reserves at December 31, 2023, primarily as a result of lower SEC prices (as defined below), which increased our depletion rate.

Full cost pool impairment.    We did not record a full cost ceiling limitation impairment for the years ended December 31, 2023 or 2022.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC prices as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at December 31, 2023 were $78.22 per barrel of oil and $2.64 per MMBtu of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended February 1, 2024 and NYMEX strip pricing for March 2024 as of March 1, 2024, we anticipate the SEC prices utilized in the March 31, 2024 full cost ceiling test may be $77.48 per barrel of oil and $2.44 per MMBtu of natural gas, (the "estimated first quarter prices"). Applying these estimated first quarter prices, and holding all other inputs constant to those used in the calculation of our December 31, 2023 ceiling test, no full cost ceiling limitation impairment is indicated for the first quarter of 2024.
However, a full cost ceiling limitation impairment may still be realized in the future based on the outcome of numerous other factors such as additional declines in the actual trailing twelve-month SEC prices, production, lower commodity prices, changes in estimated future development costs and operating expenses, and other revisions to our proved reserves. Any such ceiling test impairments in 2024 could be material to our net earnings.

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	Change
General and administrative	$10,735	$9,449	$1,286
Restructuring expenses	406	382	24
Employee termination benefits	19	—	19
(Gain) loss on derivative contracts	(1,447)	(5,975)	4,528
Other operating expense (income)	(157)	(99)	(58)
Total other operating expenses	$9,556	$3,757	$5,799

General and administrative expenses increased for the year ended December 31, 2023 primarily due to higher technology, service and personnel costs.

Restructuring expenses represent fees and costs associated with our predecessor company's 2016 bankruptcy filing and our exit from NPB in Colorado.
The following table summarizes derivative activity for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
(Gain) loss on derivative contracts	$(1,447)	$(5,975)
Realized settlement gains (losses) on derivative contracts	$5,876	$1,525

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

Interest (income) expense, net for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Interest income (expense), net
Interest income	$10,656	$2,026
Interest expense
Interest expense on letters of credit	$(37)	$(37)
Interest expense on right of use assets	(64)	(36)
Interest expense - other	(3)	(143)
Total interest expense	(104)	(216)
Total interest income (expense), net	$10,552	$1,810

Interest (income) expense, net during the year ended December 31, 2023 is primarily comprised of interest income received from cash deposits. Interest (income) expense, net during the year ended December 31, 2022 is primarily comprised of interest income received from cash deposits partially offset by interest paid on royalty obligations of $0.1 million, interest on vehicle leases and letters of credit.

Other income (expense), net

The Other income (expense), net line item was not significant for the year ended December 31, 2023. For the year ended December 31, 2022, Other income (expense), net of $0.4 million is primarily comprised of gains on the sale of fleet vehicles and the removal of previously accrued liabilities due to a change in estimate.

Income tax (benefit)

We recorded income tax expense and benefit of $14.0 million and $64.5 million for the years ended December 31, 2023 and 2022, respectively, which directly relates to our partial valuation allowance release. As the partial valuation allowance release as of December 31, 2023 was lower than the partial valuation allowance release as of December 31, 2022 of $64.5 million, we recognized $14.0 million of deferred federal and state income tax expense for the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2023, our cash and cash equivalents, including restricted cash, was $253.9 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. As of March 1, 2024, the Company had no outstanding term or revolving debt obligations.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2024 include cash flow from operations and cash on hand.

Our working capital decreased to $228.5 million at December 31, 2023, compared to $241.6 million at December 31, 2022. Dividend payments to shareholders of $81.5 million, $26.4 million in capital expenditures, and $11.2 million related to an acquisition of proved reserves were the primary drivers in the reduction of working capital. These cash outflows were offset by $115.6 million in cash provided by operating activities.

In May 2023, the Board approved a one-time cash dividend of $2.00 per share of the Company’s common stock, which was paid on June 7, 2023 to shareholders of record as of the close of business on May 24, 2023. The aggregate total payout was $73.8 million. Additionally, in May 2023, the Board announced plans for a regular quarterly dividend of $0.10 per share, subject to quarterly approval by the Board. The Company paid quarterly dividends of $3.7 million each on August 28, 2023 and November 27, 2023, totaling $7.4 million, as well as dividends on vested stock awards of $0.3 million for the year. Total special and regular dividends for the year ended December 31, 2023 were $81.5 million. See Note 13 for further discussion of the Company’s dividends.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. For example, during the period from January 2019 through December 2023, the NYMEX WTI settled price for oil fluctuated between a high of $123.64 per Bbl and a low of $(36.98) per Bbl, and the NYMEX Henry Hub spot prices for gas fluctuated between a high of $24.77 per Mcf and a low of $1.38 per Mcf.

If oil, natural gas and NGL prices decline from current levels, they could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Further, if our future capital expenditures are limited or deferred, or we are unsuccessful in developing reserves and adding production through our capital program, the value of our oil and natural gas properties, financial condition and results of operations could be adversely affected. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Cash flows for the years ended December 31, 2023, and 2022 are presented in the following table and discussed below (in thousands):

	Year Ended December 31,
	2023	2022
Cash flows provided by operating activities	$115,578	$164,696
Cash flows used in investing activities	(36,164)	(45,117)
Cash flows used in financing activities	(82,938)	(1,635)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,524)	$117,944

Cash Flows from Operating Activities

The $49.1 million decrease in operating cash flows for the year ended December 31, 2023 compared to 2022, is primarily due to a decrease in revenues from lower commodity prices. The changes in operating assets and liabilities do not include changes in accounts payable or accrued expenses attributable to capital expenditures noted in the capital expenditure table below.

See “Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses.

Cash Flows from Investing Activities

During the year ended December 31, 2023, cash flows used in investing activities primarily reflects capital expenditures of $26.4 million made for drilling and completions, capital workovers, and well reactivations and $11.2 million related to an acquisition of proved reserves, which increased ownership interests in properties operated by the Company. Cash outflows were partially offset by $1.5 million of proceeds from the sale of equipment related to our oil and gas assets.

During the year ended December 31, 2022, cash flows used in investing activities primarily reflects capital expenditures of $44.1 million related to drilling and completions, capital workovers, well reactivations, and inventory purchases and $1.4 million related to an acquisition of proved reserves. Cash outflows were partially offset by $0.4 million of proceeds from the sale of assets.

See "Note 3— Acquisitions and Divestitures of Assets and Oil and Gas Properties" to the accompanying consolidated financial statements included in Item 8 of this report for additional information.

Capital Expenditures.

Our capital expenditures for the years ended December 31, 2023 and 2022, are summarized below (in thousands):

	Year Ended December 31,
	2023	2022
Capital Expenditures
Drilling and completions	$18,132	$38,077
Capital workovers	4,346	10,322
Leasehold and geophysical	(46)	809
Capital expenditures, excluding acquisitions (on an accrual basis)	22,432	49,208
Acquisitions	11,232	1,431
Capital expenditures, including acquisitions	33,664	50,639
Changes in accounts payable and accrued expenses	5,232	(5,123)
Inventory material transfers to oil and natural gas properties	$(1,289)	$—
Total cash paid for capital expenditures, including acquisitions	$37,607	$45,516

Capital expenditures, excluding acquisitions, for development activities decreased for the year ended December 31, 2023 compared to 2022, primarily due to the conclusion of our drilling program in the second quarter of 2023.

Cash Flows from Financing Activities

Our financing activities used $82.9 million of cash for the year ended December 31, 2023, consisting primarily of $81.5 million in cash dividends, $0.9 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.6 million offset by $0.1 million of proceeds from the exercise of stock options. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, t hat equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Our financing activities used $1.6 million of cash for the year ended December 31, 2022, consisting primarily of $1.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.5 million offset by $0.1 million of proceeds from the exercise of stock options. See discussion in above paragraph for additional information on net exercises of stock awards.

Share Repurchase Program

In May 2023, the Board approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the existing or prior Program during the years ended December 31, 2023 and 2022.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2023, our contractual obligations included asset retirement obligations and short and long-term leases. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

As of December 31, 2023, we had future contractual commitments under various agreements, which are summarized below. The short-term leases and operating lease are not recorded in the accompanying consolidated balance sheets.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Asset retirement obligations (1)	$64,404	$9,851	$—	$—	$54,553
Operating lease	167	167	—	—	—
Short-term leases	1,773	1,773	—	—	—
Finance lease	1,311	616	695	—	—
Total	$67,655	$12,407	$695	$—	$54,553
____________________
(1)Asset retirement obligations are based on estimates and assumptions that affect the reported amounts as of December 31, 2023. These estimates and assumptions can be inherently unpredictable and may differ from actual results given the uncertainty of when we may be required to plug and abandon a well or retire an asset. As a result, we may not incur all of the estimated costs for the current asset retirement obligation as depicted above. During the year ended December 31, 2023, plugging and abandonment costs incurred were $0.9 million.

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

Proved Reserves. Approximately 95.2% of the Company’s reserves were estimated by independent petroleum engineers as of December 31, 2023. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data. The accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. When excluding the effects of pricing, the Company revised its proved reserves an average of approximately 5% over the past five years and the revisions for the year ended December 31, 2023 were less than 3%. In the future, estimates of proved reserves could also be influenced by production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries among other factors. Estimates of proved reserves are key components of the Company’s financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation, depletion and impairment expenses. See Proved Reserves discussion in Part I, Item 1 of this Form 10-K for additional detail.

Depreciation and Depletion of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter. See above discussion on the uncertainty of proved reserves estimates. If we maintain the same level of production year over year, the depreciation and depletion of oil and natural gas properties may be significantly different if our estimate of remaining reserves or future development costs changes significantly. The average rates used for depreciation and depletion of oil and natural gas properties were $1.82 per Boe in 2023 and $1.18 per Boe in 2022.

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties, net of accumulated depreciation, depletion and impairment, less related deferred income taxes and electrical infrastructure costs, may not exceed an amount equal to the ceiling limitation. The Company calculates its full cost ceiling limitation using SEC prices adjusted for basis or location differentials, held constant over the life of the reserves. See above discussion on the uncertainty of proved reserves estimates. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down cannot be reversed at a later date. The Company did not record any impairment for the years ended December 31, 2023 or 2022.

Asset Retirement Obligations. Asset retirement obligations represent the estimate of fair value of the cost to plug, abandon and remediate the Company’s wells at the end of their productive lives, in accordance with applicable federal and state laws. The Company estimates the fair value of an asset’s retirement obligation in the period in which the liability is incurred (at the time the wells are drilled or acquired). Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. The Company employs a present value technique to estimate the fair value of an asset retirement obligation, which reflects certain assumptions and requires significant judgment, including an inflation rate, its credit-adjusted risk-free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability based on current actual costs. Inherent in the present value calculation are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability. For the years ended December 31, 2023 and 2022, the Company revised its asset retirement obligations by approximately $0.9 million downwards and $2.7 million upwards, respectively, due primarily to changes in working interest and estimated well lives.

Income Taxes. Deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. Upon emergence from bankruptcy and the application of fresh start accounting in 2016, our tax basis in oil and gas properties and property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had significant U.S. federal net operating losses remaining after the attribute reduction caused by the restructuring transactions. As such, the successor Company had significant deferred tax assets to consume upon emergence. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. Our partial valuation release of $64.5 million as of December 31, 2022 was partially offset by $14.0 million due to changes in expected future income, resulting in net deferred tax assets of $50.6 million as of December 31, 2023. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods.

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

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time, depending upon our view of opportunities under the then-prevailing current market conditions, we have historically entered into commodity derivative contracts for a portion of our anticipated production volumes for the purpose of reducing the impact of the variability of oil, natural gas and NGL prices.

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At December 31, 2023, we had no open commodity derivative contracts or obligations to enter into commodity derivative contracts.

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

The following table summarizes derivative activity for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
(Gain) loss on derivative contracts	$(1,447)	$(5,975)
Realized settlement gains (losses) on derivative contracts	$5,876	$1,525

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2023. Grant Thornton LLP’s report on our internal control over financial reporting is set forth below.

/s/ GRAYSON PRANIN	/s/ BRANDON BROWN
Grayson Pranin President, Chief Executive Officer and Chief Operating Officer	Brandon Brown Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SandRidge Energy, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SandRidge Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2024 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense

As described further in Note 1 to the financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the timing and volumetric amounts of production and corresponding decline rates of producing properties associated with the Company’s development and maintenance plan. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions. We identified the estimation of proved reserves attributable to oil and natural gas properties due to its impact on depletion expense as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volume and future revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion expense. In turn, auditing those inputs and assumptions requires subjective and complex auditor judgment.

Our audit procedures related to the estimation of proved reserves included the following, among others.

•We tested the design and operating effectiveness of key controls relating to management’s estimation of proved reserves for the purpose of estimating depletion expense.

•We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and independent petroleum engineering specialists, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the year-end reserve report prepared by the reservoir engineering specialists.

•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:

◦Compared the estimated pricing and pricing differentials used in the reserve report to actual realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

◦Assessed operating cost inputs by comparing the forecasted amount to historical actual costs;

◦Assessed forecasted production estimates by (i) comparing prior year forecasted production amounts to current year actual results and (ii) comparing forecasted production amounts in the current year reserve report to the actual historical production amounts in the current year, in total and for a sample of individual wells;

◦Vouched, on a sample basis, the working and net revenue interests used in the reserve report to underlying land and division order records; and

◦Applied analytical procedures on inputs to the reserve report by comparing to historical actual results and to the prior year reserve report.

Estimation of future taxable income as it relates to the realizability of net deferred tax assets

As described further in Note 1 and Note 12 to the financial statements, the ultimate realization of the net deferred tax assets is dependent on the generation of future income in periods in which the deferred tax assets can be utilized. Management’s assessment of all available evidence, both positive and negative, supporting the realizability of the net deferred tax assets, as required by applicable accounting standards, resulted in the recognition of income tax expense due to a change in the estimated projected future taxable income that is more likely than not to be realized. We identified the estimation of future taxable income as it relates to the realizability of the net deferred tax assets as a critical audit matter.

The principal consideration for our determination that the estimation of future taxable income as it relates to the realizability of the net deferred tax assets as a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the future taxable income could have a significant impact on the measurement of net deferred tax assets and the valuation allowance. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

Our audit procedures related to the estimation of future taxable income as it relates to the realizability of the net deferred tax assets included the following, among others.

•We tested the design and operating effectiveness of key controls relating to the income tax provision, which includes the periodic evaluation of the realizability of the deferred tax assets. Specifically, these controls related to the preparation and review of the income tax provision, including the estimation of future taxable income required as part of the evaluation and measurement of the realizability of the deferred tax assets.

•Identified inputs and assumptions that were significant to the determination of the future taxable income and the realizability of the net deferred tax assets and tested management’s process for determining the assumptions. Specifically, our audit procedures involved testing management’s assumptions as follows:
◦Evaluated management’s assessment and weighing of positive and negative evidence utilized in the realizability assessment;

◦Evaluated the reasonableness of management’s conclusion on tax benefits that are more likely than not to be realized after considering forecasted book and tax differences and the utilization of net operating losses;

◦Compared forecasts of future production volumes included in the future taxable income forecasts to the forecasted production volumes in the Company’s reserve report;

◦Evaluated the reasonableness of commodity pricing used in the future taxable income forecast;

◦Evaluated the operating costs, depreciation and depletion expense, accretion expense, lease operating expenses, production taxes, general and administrative expenses and interest income in the future taxable income forecast by comparing to historical actuals; and

◦Assessed the reasonableness of the forecast period used by management in its estimate of future taxable income.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Oklahoma City, Oklahoma
March 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SandRidge Energy, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SandRidge Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SandRidge Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MOSS ADAMS LLP

Houston, Texas
March 15, 2023

We served as the Company's auditor from 2022 to 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, changes in stockholders’ equity, and cash flows of SandRidge Energy, Inc. and subsidiaries (the “Company”), for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$252,407	$255,722
Restricted cash - other	1,537	1,746
Accounts receivable, net	22,166	34,735
Derivative contracts	—	4,429
Prepaid expenses	430	523
Other current assets	1,314	7,747
Total current assets	277,854	304,902
Oil and natural gas properties, using full cost method of accounting
Proved	1,538,724	1,507,690
Unproved	11,197	11,516
Less: accumulated depreciation, depletion and impairment	(1,393,801)	(1,380,574)
	156,120	138,632
Other property, plant and equipment, net	86,493	92,244
Other assets	3,130	190
Deferred tax assets, net of valuation allowance	50,569	64,529
Total assets	$574,166	$600,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,828	$46,335
Asset retirement obligations	9,851	16,074
Other current liabilities	645	870
Total current liabilities	49,324	63,279
Asset retirement obligations	54,553	47,635
Other long-term obligations	2,178	1,661
Total liabilities	106,055	112,575
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,091 issued and outstanding at December 31, 2023 and 36,868 issued and outstanding at December 31, 2022	37	37
Additional paid-in capital	1,071,021	1,151,689
Accumulated deficit	(602,947)	(663,804)
Total stockholders’ equity	468,111	487,922
Total liabilities and stockholders’ equity	$574,166	$600,497

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$148,641	$254,258	$168,882
Total revenues	148,641	254,258	168,882
Expenses
Lease operating expenses	41,862	41,286	35,999
Production, ad valorem, and other taxes	10,870	15,880	9,918
Depreciation and depletion—oil and natural gas	15,657	11,542	9,372
Depreciation and amortization—other	6,518	6,342	6,073
General and administrative	10,735	9,449	9,675
Restructuring expenses	406	382	792
Employee termination benefits	19	—	49
(Gain) loss on derivative contracts	(1,447)	(5,975)	2,251
Gain on sale of assets	—	—	(18,952)
Other operating (income) expense	(157)	(99)	(382)
Total expenses	84,463	78,807	54,795
Income (loss) from operations	64,178	175,451	114,087
Other income (expense)
Interest income (expense), net	10,552	1,810	(404)
Other income (expense), net	87	378	3,055
Total other income (expense)	10,639	2,188	2,651
Income (loss) before income taxes	74,817	177,639	116,738
Income tax (benefit)	13,960	(64,529)	—
Net income (loss)	$60,857	$242,168	$116,738
Net income (loss) per share
Basic	$1.65	$6.59	$3.21
Diluted	$1.64	$6.52	$3.13
Weighted average number of common shares outstanding
Basic	36,939	36,745	36,393
Diluted	37,134	37,154	37,271

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at January 1, 2021	35,928	$36	6,734	$88,520	$1,062,220	$(1,022,710)	$128,066
Issuance of stock awards, net of cancellations	547	1	—	—	(1)	—	—
Common stock issued for general unsecured claims	200	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,417	—	1,417
Issuance of warrants for general unsecured claims	—	—	247	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(899)	—	(899)
Net Income	—	—	—	—	—	116,738	116,738
Balance at December 31, 2021	36,675	$37	6,981	$88,520	$1,062,737	$(905,972)	$245,322
Issuance of stock awards, net of cancellations	193	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,603	—	1,603
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(1,177)	—	(1,177)
Warrants exercised	—	—	—	(2)	8	—	6
Cancellation of expired warrants	—	—	(6,981)	(88,518)	88,518		—
Net Income	—	—	—	—	—	242,168	242,168
Balance at December 31, 2022	36,868	$37	—	$—	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	223	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,039	—	2,039
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(929)	—	(929)
Dividends to shareholders	—	—	—	—	(81,778)	—	(81,778)
Net Income	—	—	—	—	—	60,857	60,857
Balance at December 31, 2023	37,091	$37	—	$—	$1,071,021	$(602,947)	$468,111

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$60,857	$242,168	$116,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for expected credit losses	—	—	(2,329)
Depreciation, depletion and amortization	22,176	17,884	15,445
Deferred income taxes	13,960	(64,529)	—
Debt issuance costs amortization	—	—	57
Write off of debt issuance costs	—	—	174
(Gain) loss on derivative contracts	(1,447)	(5,975)	2,251
Settlement gains (losses) on derivative contracts	5,876	1,525	(2,230)
(Gain) on sale of assets	—	—	(18,952)
Stock-based compensation	1,945	1,526	1,394
Other	159	153	144
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	12,130	(13,211)	841
Prepaid expenses	93	(1,507)	2,264
Other current assets	2,203	(5,378)	—
Other assets and liabilities, net	(56)	(129)	(1,212)
Accounts payable and accrued expenses	(1,409)	(5,246)	(2,241)
Asset retirement obligations	(909)	(2,585)	(2,084)
Net cash provided by operating activities	115,578	164,696	110,260
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(26,375)	(44,085)	(11,583)
Acquisitions of assets	(11,232)	(1,431)	(3,545)
Purchase of other property and equipment	(29)	(49)	(59)
Proceeds from sale of assets	1,472	448	38,160
Net cash (used in) provided by investing activities	(36,164)	(45,117)	22,973
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(81,515)	—	—
Repayments of borrowings	—	—	(20,000)
Debt issuance costs	—	—	(75)
Reduction of financing lease liability	(588)	(541)	(1,024)
Proceeds from exercise of stock options	94	77	23
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(929)	(1,177)	(899)
Cash received on warrant exercises	—	6	—
Net cash (used in) financing activities	(82,938)	(1,635)	(21,975)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(3,524)	117,944	111,258
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	257,468	139,524	28,266
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of year	$253,944	$257,468	$139,524

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Accounts Receivable, Net. The Company has receivables for sales of oil, natural gas and NGLs, as well as receivables related to the drilling, completion, and production of oil and natural gas, which have a contractual maturity of one year or less. An allowance for expected credit losses has been established based on management’s review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables and other subjective factors. Accounts receivable are charged against the allowance, upon approval by management, when they are deemed uncollectible. Refer to Note 5 for further information on the Company’s accounts receivable and allowance for expected credit losses.

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

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of unproved properties and internal costs directly related to the Company’s acquisition, development, and exploration activities and capitalized interest. The Company capitalized gross internal costs of $0.2 million, $0.3 million and $0.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

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

Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. The Company did not capitalize any interest on unproved properties during the years ended December 31, 2023 and 2022.

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

Asset Retirement Obligations. The Company owns oil and natural gas assets that require expenditures to plug, abandon and remediate associated property at the end of their productive lives, in accordance with applicable federal and state laws. Liabilities for these asset retirement obligations are recorded at the estimated present value at the time the wells are drilled or acquired, with the offsetting increase to property cost. These property costs are depreciated on a unit-of-production basis within the full cost pool. The liability accretes each period until it is settled or the asset is sold and the liability is removed. Both the accretion and the depreciation are included in the consolidated statements of operations. The Company determines its asset retirement obligations by calculating the present value of estimated expenses related to the liability. Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. Inherent in the present value calculation are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. See Note 10 for further discussion of the Company’s asset retirement obligations.

Revenue Recognition and Natural Gas Balancing. Sales of oil, natural gas and NGLs are recorded at a point in time when control of the oil, natural gas and NGL production passes to the customer at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck, net of royalties, discounts and allowances, as applicable. Additionally, the Company deducts transportation costs from oil, natural gas and NGL revenues. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are included in production, ad valorem and other taxes in the consolidated statements of operations. See Note 14 for further information on the Company's accounting policies related to revenues.

The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has recorded a liability for natural gas imbalance positions of $1.5 million and $1.4 million at December 31, 2023 and 2022, respectively. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheets.

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

Restructuring expenses. Restructuring expenses represent fees and costs associated with our outsourcing and relocation of certain corporate specific functions that are of a non-recurring nature, expenses related to our predecessor company's 2016 bankruptcy, and our exit from North Park Basin in Colorado.

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

Earnings per Share. Basic earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities consist of unvested restricted stock awards and units, performance share units, warrants, and stock options using the treasury method.

Under the treasury method, the amount of unrecognized compensation expense related to unvested stock-based compensation grants or the proceeds that would be received if the warrants were exercised are assumed to be used to repurchase shares at the average market price. When a loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. See Note 17 for the Company’s earnings per share calculation.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Environmental expenditures are expensed or capitalized, as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Environmental liabilities related to future costs are recorded on an undiscounted basis when assessments and/or remediation activities are probable and costs can be reasonably estimated. See Note 11 for discussion of the Company’s commitments and contingencies.

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

The Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	Sales	% of Revenue
December 31, 2023
Plains Marketing, L.P.	$71,832	48.3%
Targa Pipeline Mid-Continent West OK LLC	$69,743	46.9%

December 31, 2022
Targa Pipeline Mid-Continent West OK LLC	$147,902	58.2%
Plains Marketing, L.P.	$76,342	30.0%

December 31, 2021
Targa Pipeline Mid-Continent West OK LLC	$91,066	53.9%
Plains Marketing, L.P.	$51,204	30.3%

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update improves the effectiveness and comparability of disclosures by requiring disaggregation by jurisdiction of disclosures of pretax income (or loss) and income tax expense (or benefit). This ASU is to be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the potential effect of the adoption of this ASU will have on our consolidated financial statements and related disclosures.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires entities to disclose the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impact to our consolidated financial statements.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
2. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(104)	$(215)	$(177)

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$919	$6,151	$1,029
Right-of-use assets obtained in exchange for financing lease obligations	$760	$713	$1,258
Inventory material transfers to oil and natural gas properties	$1,289	$—	$—
Asset retirement obligation capitalized	$113	$86	$18
Asset retirement obligation removed due to divestiture	$(1,413)	$(623)	$(7,662)
Asset retirement obligation revisions	$(939)	$2,656	$6,800
Dividend payable	$263	$—	$—

3. Acquisitions and Divestitures of Assets and Oil and Gas Properties

2023 Acquisitions

On July 11, 2023, the Company closed an acquisition that increased its ownership interest in twenty-six producing wells operated by the Company within the Northwest Stack play for $10.6 million, after customary post-closing adjustments, with an effective date of April 1, 2023. The Company used its cash on hand to fund the acquisition

2021 Acquisitions and Divestitures

On April 22, 2021, the Company closed an acquisition of all the overriding royalty interest assets of SandRidge Mississippian Trust I (the “Trust”). The gross purchase price was $4.9 million (net $3.6 million, given our 26.9% ownership of the Trust).

North Park Basin Sale

On February 5, 2021, the Company sold all of its oil and natural gas properties and related assets of the North Park Basin ("NPB"), in Colorado, for a purchase price of $47 million. The sale closed for net proceeds of $39.7 million in cash, which amounts to the purchase price of $47 million net of effective date to close date adjustments. Consequently, the Company allocated a portion of the full cost pool net book value, using the income approach, to the divested oil and gas properties and recognized a reduction of full cost pool assets of $22.0 million and a reduction of $4.6 million to its non-full cost pool assets. As the sale significantly altered the relationship between capitalized costs and proved reserves, the Company recognized a $18.9 million gain related to the assets sold.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
4. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets, accounts payable and accrued expenses and other current liabilities and other long-term obligations included in the consolidated balance sheets approximated fair value at December 31, 2023 and December 31, 2022.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company's financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 of the hierarchy as of December 31, 2022.

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

Fair Value - Recurring Measurement Basis

There were no open commodity derivative contracts as of December 31, 2023. As of December 31, 2022 the following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

December 31, 2022

	Fair Value Measurements			Netting(1)	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$4,429	$—	$—	$4,429
Total	$—	$4,429	$—	$—	$4,429

(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

Transfers. During the years ended December 31, 2023, 2022 and 2021, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
5. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2023	2022
Oil, natural gas and NGL sales	$14,545	$21,839
Joint interest billing	7,405	11,234
Other	2,243	3,689
Total accounts receivable	24,193	36,762
Less: allowance for expected credit losses	(2,027)	(2,027)
Total accounts receivable, net	$22,166	$34,735

The following table presents the balance and activity in the allowance for expected credit losses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$2,027	$2,027
Additions charged to costs and expenses	—	—
Deductions (1)	—	—
Ending balance	$2,027	$2,027
____________________
(1)Deductions represent collections of amounts for which an allowance had previously been established.

6. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil, natural gas and NGL. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil, natural gas or NGL production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of December 31, 2023.

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

The following table summarizes derivative activity for the years ended December 31, 2023, 2022 and 2021, (in thousands):

	Year Ended December 31,
	2023	2022	2021
(Gain) loss on derivative contracts	$(1,447)	$(5,975)	$2,251
Realized settlement gains (losses) on derivative contracts	$5,876	$1,525	$(2,230)

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of December 31, 2023. As of December 31,2022, the Company’s open commodity derivative contracts were held with one counterparty.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

There were no open derivative positions as of December 31, 2023. The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative asset positions as of December 31, 2022 (in thousands):

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

Capitalized operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying consolidated balance sheet as of December 31, 2023 and 2022.

The Company had operating and financing leases for vehicles, office space and equipment outstanding during the year ended December 31, 2023, 2022 and 2021 which were not significant to the consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The components of lease costs recognized for the Company's right-of-use leases are shown below (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Short-term lease cost (1)	$3,139	$4,208	$892
Financing lease cost	874	673	389
Operating lease cost	167	161	151
Total lease cost	$4,180	$5,042	$1,432
___________________
(1)During the year ended December 31, 2023, there were $1.6 million in short-term lease costs capitalized associated with our drilling rig lease. During the year ended December 31, 2022, there were $3.3 million in short-term lease costs capitalized associated with our drilling rig lease. Portions of these costs were reimbursed to the Company by other working interest owners. There were no short-term lease costs capitalized as part of oil and natural gas properties during the year ended December 31, 2021.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Oil and natural gas properties
Proved	$1,538,724	$1,507,690
Unproved	11,197	11,516
Total oil and natural gas properties	1,549,921	1,519,206
Less accumulated depreciation, depletion and impairment	(1,393,801)	(1,380,574)
Net oil and natural gas properties capitalized costs	156,120	138,632

Land	200	200
Electrical infrastructure	121,819	121,819
Non-oil and natural gas equipment	1,656	1,644
Buildings and structures	3,603	3,603
Financing Leases	1,399	1,468
Total	128,677	128,734
Less accumulated depreciation and amortization	(42,184)	(36,490)
Other property, plant and equipment, net	86,493	92,244
Total property, plant and equipment, net	$242,613	$230,876

The average rates used for depreciation and depletion of oil and natural gas properties were $1.82 per Boe in 2023, $1.18 per Boe in 2022 and $0.78 per Boe in 2021.

Costs Excluded from Amortization

Costs excluded from amortization were related to unproved properties and were $11.2 million and $11.5 million, at December 31, 2023 and 2022, respectively.

For leases that do not have existing production that would otherwise extend the lease term, the Company estimates that any associated unproved costs will be evaluated and transferred to the amortization base of the full cost pool within a three to five-year period from the original lease date. In addition, the Company’s internal engineers evaluate all properties on a quarterly basis.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accounts payable and other accrued expenses	$12,854	$17,989
Production payable	21,086	22,290
Payroll and benefits	4,146	3,471
Taxes payable	742	2,585
Total accounts payable and accrued expenses	$38,828	$46,335

10. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$63,709	$59,368	$57,168
Liability incurred upon acquiring and drilling wells	113	86	18
Revisions in estimated cash flows (1)	(939)	2,656	6,800
Liability settled or disposed in current period (2)	(2,927)	(2,296)	(8,668)
Accretion (3)	4,448	3,895	4,050
Ending balance	64,404	63,709	59,368
Less: current portion	9,851	16,074	17,606
Asset retirement obligations, net of current	$54,553	$47,635	$41,762
____________________
(1)    Revisions for the years ended December 31, 2023, 2022 and 2021 relate primarily to changes in working interest, estimated well lives, and changes in plugging cost estimates.
(2)    $6.1 million is related to the sale of NPB in February 2021.
(3)    Included on the Depreciation and depletion - oil and natural gas line item on the Consolidated Statements of Operations.

11. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of December 31, 2023. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

12. Income Taxes

The Company’s income tax (benefit) provision consisted of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred
Federal	12,002	(55,796)	—
State	1,958	(8,733)	—
	13,960	(64,529)	—
Total (benefit) provision	$13,960	$(64,529)	$—

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
A reconciliation of the (benefit) provision for income taxes at the statutory federal tax rate to the Company’s actual income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Computed at federal statutory rate	$15,712	$37,304	$24,404
State taxes, net of federal benefit	2,433	5,843	3,012
Non-deductible expenses	2	3	83
Stock-based compensation	(71)	23	(541)
Return to provision adjustments	738	1,015	(221)
Change in statutory tax rate	2,665	25,499	—
Change in state net operating loss carryforwards	—	31,762	—
Change in valuation allowance	(7,537)	(165,978)	(26,733)
Other	18	—	(4)
Total (benefit) provision	$13,960	$(64,529)	$—

Effective tax rate	18.7%	(36.3)%	—%

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2023, we partially released our valuation allowance on our deferred tax assets by $50.6 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. As the partial valuation allowance release as of December 31, 2023 was lower than the partial valuation allowance release as of December 31, 2022 of $64.5 million, the Company recognized $14.0 million of deferred federal and state income tax expense for the year ended December 31, 2023.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax liabilities
Investments (1)	$—	$—
Derivative contracts	—	—
Total deferred tax liabilities	—	—
Deferred tax assets
Property, plant and equipment	68,750	89,090
Net operating loss carryforwards	372,903	373,702
Tax credits and other carryforwards	33,851	33,852
Asset retirement obligations	13,551	13,791
Investments (1)	121	165
Other	1,618	1,392
Total deferred tax assets	490,794	511,992
Valuation allowance	(440,225)	(447,463)
Net deferred tax asset	$50,569	$64,529
____________________
(1) Includes the Company’s deferred tax liability resulting from its investment in the Royalty Trusts.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
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

As of December 31, 2023, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, approximately $199 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $651 million do not have an expiration date and $237 million expire during the years 2026 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have any unrecognized tax benefits at December 31, 2023, 2022 or 2021.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2020 to present remain open for federal examination. Additionally, tax years 2005 through 2019 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

13. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share and 50 million shares of preferred stock, par value $0.001 per share. At December 31, 2023, the Company had 37.1 million shares of common stock issued and outstanding, including 0.1 million of shares of unvested restricted stock awards. The Company also has 0.1 million restricted stock units, an immaterial amount of performance share units and 0.2 million stock options outstanding at December 31, 2023 as discussed further in Note 15. At December 31, 2022, the Company had 36.9 million shares of common stock issued and outstanding, including an immaterial amount of shares of unvested restricted stock awards. The Company also has 0.3 million restricted stock units, an immaterial amount of performance share units and 0.2 million stock options outstanding at December 31, 2022 as discussed further in Note 15.

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
Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021 of $25.0 million. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, can be modified or discontinued by the Board at any time and does not have an expiration date. The Company did not repurchase any common stock under the Program or the prior share repurchase program during the year ended December 31, 2023.

Dividends. In May 2023, the Board approved a one-time cash dividend of $2.00 per share of the Company’s common stock, which was paid on June 7, 2023 to shareholders of record as of the close of business on May 24, 2023. The aggregate total payout was $73.8 million. Additionally, in May 2023, the Board announced plans for a regular quarterly dividend of $0.10 per share, subject to quarterly approval by the Board. In August 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, which was paid on August 28, 2023 to shareholders of record as of the close of business on August 14, 2023. The aggregate total payout was $3.7 million. On November 2, 2023, the Board declared a cash dividend of $0.10 per share of the Company’s common stock, which was paid on November 27, 2023 to shareholders of record as of the close of business on November 13, 2023. The aggregate total payout was $3.7 million. In addition to the quarterly dividend payments, the Company paid $0.3 million in cash dividends on vested stock awards during the year ended December 31, 2023. Dividend payments for the year ended December 31, 2023 totaled $81.5 million.

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

The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 14, 2023, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. The Company will submit this amendment to the Company’s stockholders for approval at our 2024 Annual Meeting.

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

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Number of shares withheld for taxes	59	66	192
Value of shares withheld for taxes	$929	$1,177	$899

14. Revenues

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
Oil	$78,174	$87,528	$62,297
Natural gas	34,941	103,067	55,749
NGL	35,526	63,663	50,836
Total revenues	$148,641	$254,258	$168,882

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its customers. As of December 31, 2023 and 2022, the Company had revenues receivable of $14.5 million and $21.8 million, respectively, and we did not record any credit losses on revenue receivable as of December 31, 2023 , 2022 and 2021. As of December 31, 2023, two purchasers accounted for approximately 72.3% of our revenues receivable.

15. Share-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 4, 2016 and authorizes the issuance of up to 4.6 million shares of SandRidge common stock.

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. At December 31, 2023, the Company had restricted stock awards, restricted stock units, performance share units and stock options outstanding under the Omnibus Incentive Plan. Forfeitures for these awards are recognized as they occur.
Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares at December 31, 2023 will generally vest over either a one-year period or three-year period with a remaining weighted average contractual period of 0.45 years and have $0.3 million of associated unrecognized compensation cost.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at January 1, 2021	114	$3.26
Granted	56	$5.26
Vested	(111)	$2.99
Forfeited / Canceled	(2)	$16.25
Unvested restricted shares outstanding at December 31, 2021	57	$5.26
Granted	18	$18.93
Vested	(57)	$5.26
Forfeited / Canceled	—	$—
Unvested restricted shares outstanding at December 31, 2022	18	$18.93
Granted	54	$13.85
Vested (1)	(18)	$18.93
Forfeited / Canceled	—	$—
Unvested restricted shares outstanding at December 31, 2023	54	$13.85
____________________
(1)     The aggregate intrinsic value of restricted stock that vested during 2023 was approximately $0.3 million based on the stock price at the time of vesting.

Restricted Stock Units. The Company’s restricted stock units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted stock units at December 31, 2023 will generally vest over a three-year period with a remaining weighted average contractual period of 2.13 years and have $1.3 million associated unrecognized compensation cost at December 31, 2023.

The following table presents a summary of the Company’s unvested restricted stock units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock units outstanding at January 1, 2021	1,410	$1.10
Granted	178	$7.58
Vested	(477)	$1.14
Forfeited / Canceled	(705)	$0.94
Unvested restricted stock units outstanding at December 31, 2021	406	$4.18
Granted	39	$13.51
Vested	(175)	$3.61
Forfeited / Canceled	(18)	$5.51
Unvested restricted stock units outstanding at December 31, 2022	252	$5.93
Granted	79	$15.13
Vested (1)	(175)	$4.33
Forfeited / Canceled	(18)	$11.50
Unvested restricted stock units outstanding at December 31, 2023	138	$12.51
____________________
(1)     The aggregate intrinsic value of restricted stock units that vested during 2023 was approximately $2.8 million based on the stock price at the time of vesting.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Performance Share Units. The Company’s performance share units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding performance share units at December 31, 2023 will generally vest over a one year period with a remaining weighted average contractual period of 0.26 years and an $0.1 million amount of unrecognized compensation cost at December 31, 2023.

The following table presents a summary of the Company's performance share units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested performance share units outstanding at January 1, 2021	205	$1.66
Granted	39	$5.01
Vested	(197)	$1.70
Forfeited / Canceled	(13)	$2.38
Unvested performance share units outstanding at December 31, 2021	34	$5.01
Granted	19	$13.51
Vested	(34)	$5.01
Forfeited / Canceled	(2)	$13.51
Unvested performance share units outstanding at December 31, 2022	17	$13.51
Granted	19	$15.31
Vested (1)	(17)	$13.51
Forfeited / Canceled	(3)	$15.31
Unvested performance share units outstanding at December 31, 2023	16	$15.31
____________________
(1)     The aggregate intrinsic value of performance share units that vested during 2023 was approximately $0.2 million.

Stock Options

The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock and other factors. The Company uses historical data on the exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. There were no stock options granted during the years ended December 31, 2023 or 2022.

Assumptions	For the Year Ended December 31, 2021
Risk-free interest rate	0.79%
Expected dividend yield	—%
Expected volatility	78.2%
Expected term	5 years

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company's stock option activity for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value (in millions)
	(In thousands)
Outstanding at January 1, 2021	91	$—	2.68	$0.24
Granted	250	—	—	—
Exercised	(9)	6.43
Expired	(1)	—
Forfeited / Canceled	(7)	—	—	—
Outstanding at December 31, 2021	324	$—	7.80	$0.80
Exercisable at December 31, 2021	24	$—	1.59	$0.19

Outstanding at December 31, 2021	324	$—	7.80	$0.80
Granted	—	—	—	—
Exercised	(31)	$17.53	—	—
Expired	—	—	—	—
Forfeited / Canceled	(7)	—	—	—
Outstanding at December 31, 2022	286	$—	7.64	$2.38
Exercisable at December 31, 2022	68	$—	6.49	$0.64

Outstanding at December 31, 2022	286	$—	7.64	$2.38
Granted	—	—	—	—
Exercised	(36)	$15.68	—	—
Expired	—	—		—
Forfeited / Canceled	—	—	—	—
Outstanding at December 31, 2023 (1)	250	$—	7.66	$1.02
Exercisable at December 31, 2023	100	$—	7.66	$0.41
____________________
(1)     All outstanding stock options as of December 31, 2023 are expected to vest.
In August 2021, the Company granted nonqualified stock options. As of December 31, 2023, the total unrecognized compensation expense was $0.8 million and will be recognized over a weighted average period of 2.65 years. The Company issues new shares upon stock option exercises.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following tables summarize the Company's share and incentive-based compensation for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Recurring Compensation Expense (1)	Reduction in Force (2)	Total
Year Ended December 31, 2023
Equity-classified awards:
Restricted stock awards and units	$1,415	$—	$1,415
Performance share units	229	—	229
Stock options	301	—	301
Total share-based compensation expense	1,945	—	1,945
Year Ended December 31, 2022
Equity-classified awards:
Restricted stock awards and units	$997	$—	$997
Performance share units	215	—	215
Stock options	314	—	314
Total share-based compensation expense	1,526	—	1,526
Year Ended December 31, 2021
Equity-classified awards:
Restricted stock awards and units	$773	$11	$784
Performance share units	476	6	482
Stock options	128	—	128
Total share-based compensation expense	1,377	17	1,394
____________________
(1)Recorded in general and administrative expense in the accompanying consolidated statements of operations.
(2)Recorded in employee termination benefits in the accompanying consolidated statements of operations.

16. Incentive and Deferred Compensation Plans

Annual Incentive Plan. The Annual Incentive Plan ("AIP") incorporates quantitative performance measures, strategic qualitative goals and competitive target award levels for management and employees for the 2023 and 2022 performance years. Incentive bonus awards for 2023 will be provided based on performance measures related to health, safety and environment, production, operating expenses, capital expenditures, general and administrative expenses, among other metrics and will be paid in 2024 at the discretion of the Board of Directors. As of December 31, 2023 and 2022, the Company accrued approximately $2.2 million and $1.5 million, respectively for AIP. AIP Payments totaling $1.5 million were paid in 2023 for the 2022 performance year and $2.1 million were paid in 2022 for the 2021 performance year.

401(k) Plan. The Company maintains a 401(k) retirement plan for its employees. Under this plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by the IRS. For the years ended December 31, 2023, 2022 and 2021, the Company made matching contributions to the plan equal to 100% on the first 10% of employee deferred wages, excluding incentive compensation, totaling $0.8 million for each year. Participants in the plan are immediately 100% vested in the discretionary employee contributions and related earnings on those contributions. The Company's matching contributions and related earnings vest based on years of service, with full vesting occurring on the fourth anniversary of employment.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
17. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Net Earnings (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2023
Basic earnings per share	$60,857	36,939	$1.65
Effect of dilutive securities
Restricted stock awards (1)	—	19
Restricted share units (1)	—	120
Performance share units (1)	—	13
Stock Options (1)	—	43
Diluted earnings per share	$60,857	37,134	$1.64
Year Ended December 31, 2022
Basic earnings per share	$242,168	36,745	$6.59
Effect of dilutive securities
Restricted stock awards (1)	—	20
Restricted share units (1)	—	285
Performance share units (1)	—	20
Stock Options (1)	—	84
Diluted earnings per share	$242,168	37,154	$6.52
Year Ended December 31, 2021
Basic earnings per share	$116,738	36,393	$3.21
Effect of dilutive securities
Restricted stock awards (1)	—	58
Restricted share units (1)	—	689
Performance share units (1)	—	83
Stock Options (1)	—	48
Diluted earnings per share	$116,738	37,271	$3.13
____________________
(1)The incremental shares of potentially dilutive restricted stock awards, restricted stock units, performance share units and stock options were included for the years ended December 31, 2023, 2022 and 2021 as their effect was dilutive under the treasury stock method.

See Note 15 for discussion of the Company’s share-based compensation awards.

18. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2023	2022
Oil and natural gas properties
Proved	$1,538,724	$1,507,690
Unproved	11,197	11,516
Total oil and natural gas properties	1,549,921	1,519,206
Less accumulated depreciation, depletion and impairment	(1,393,801)	(1,380,574)
Net oil and natural gas properties capitalized costs	$156,120	$138,632

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Acquisitions of properties
Proved	$11,232	$1,431	$3,545
Unproved	—	—	—
Exploration (1)	(46)	809	905
Development	22,478	48,399	10,045
Total cost incurred	$33,664	$50,639	$14,495
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

	Year Ended December 31,
	2023	2022	2021
Revenues	$148,641	$254,258	$168,882
Expenses
Production costs	53,099	57,221	46,309
Depreciation and depletion	15,657	11,542	9,372
Total expenses	68,756	68,763	55,681
Income (loss) before income taxes	79,885	185,495	113,201
Income tax expense (benefit) (1)	19,374	45,055	26,734
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$60,511	$140,440	$86,467
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

Approximately 95% of the Company’s proved reserves estimates have been prepared by independent reservoir engineers and geoscience professionals and the remaining 5% of proved reserves are estimated internally and are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

Cawley, Gillespie & Associates, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs for approximately 95% of the Company’s net interest in oil and natural gas properties as of the years ended December 31, 2023 and 2022. Cawley, Gillespie & Associates are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. The remaining proved reserves were based on Company estimates.

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

2023 Activity. Proved reserves decreased from 74.3 MMBoe at December 31, 2022 to 55.7 MMBoe at December 31, 2023, primarily due to a decrease in year-end SEC commodity prices for oil and natural gas, price realizations and NGL yield which resulted in a decrease of 17.5 MMBoe, as well as 6.2 MMBoe from the Company's production during 2023, 1.4 MMBoe attributable to well shut-ins and other revisions, and 0.1 MMBoe in sales. The Company also had positive revisions including purchases of 1.8 MMBoe, extensions of 1.2 MMBoe, 1.9 MMBoe associated with well positive performance revisions, and 1.7 MMBoe associated with other commercial improvements.

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

The summary below presents changes in the Company’s estimated reserves. NPB is included in 2021 and 2020.

	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf) (1)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2020	8,485	11,245	102,893	36,879
Revisions of previous estimates (2)	3,627	14,924	148,736	43,340
Acquisitions of new reserves	135	438	5,235	1,446
Sales of reserves in place	(3,440)	(28)	(716)	(3,587)
Production	(957)	(2,266)	(21,417)	(6,793)
As of December 31, 2021	7,850	24,313	234,731	71,285
Revisions of previous estimates (2)	971	2,825	25,841	8,102
Acquisitions of new reserves	39	65	528	192
Extensions and discoveries	510	227	2,823	1,208
Production	(949)	(1,997)	(21,101)	(6,463)
As of December 31, 2022	8,421	25,433	242,822	74,324
Revisions of previous estimates (2)	(1,027)	(8,200)	(36,464)	(15,304)
Acquisitions of new reserves	453	379	5,474	1,745
Extensions and discoveries	283	357	3,431	1,211
Sales of reserves in place	(26)	(49)	(427)	(147)
Production	(1,047)	(1,705)	(20,403)	(6,152)
As of December 31, 2023	7,057	16,215	194,433	55,677
Proved developed reserves
As of December 31, 2020	8,485	11,245	102,893	36,879
As of December 31, 2021	7,850	24,313	234,731	71,285
As of December 31, 2022	8,421	25,433	242,822	74,324
As of December 31, 2023	7,057	16,215	194,433	55,677
Proved undeveloped reserves
As of December 31, 2020	—	—	—	—
As of December 31, 2021	—	—	—	—
As of December 31, 2022	—	—	—	—
As of December 31, 2023	—	—	—	—

Totals may not sum or recalculate due to rounding
_________________
(1)    Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)    Revisions include changes due to commodity prices, production costs, previous quantity estimates, and other commercial factors. Primary factor for revisions in years ended 2023, 2022 and 2021 were changes in SEC prices, among other factors. See Proved Reserves discussion in Part I, Item 1 of this Form 10-K for additional detail.

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
•pricing is applied based upon SEC prices at December 31, 2023, 2022 and 2021, adjusted for fixed or determinable contracts that are in existence at year-end.
The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2023	2022	2021
Oil (per Bbl)	$76.65	$93.73	$64.95
Natural gas (per Mcf)	$1.62	$4.76	$2.56
NGL (per Bbl)	$21.53	$33.42	$19.26
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

	December 31,
	2023	2022	2021
Future cash inflows from production	$1,204,568	$2,795,762	$1,579,734
Future production costs (1)	(627,715)	(1,131,145)	(735,904)
Future development costs (2)	(39,288)	(36,730)	(66,732)
Future income tax expenses (3)	—	(17,780)	—
Undiscounted future net cash flows	537,565	1,610,107	777,098
10% annual discount	(241,272)	(803,242)	(344,184)
Standardized measure of discounted future net cash flows	$296,293	$806,865	$432,914
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
The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning present value	$806,865	$432,914	$104,986
Changes during the year
Revenues less production	(95,909)	(197,419)	(122,964)
Net changes in prices, production and other costs	(372,897)	465,116	380,026
Development costs incurred	645	846	83
Net changes in future development costs	(1,307)	3,028	446
Extensions and discoveries	18,422	36,984	—
Revisions of previous quantity estimates (1)	(171,758)	98,579	112,926
Accretion of discount	81,066	34,138	6,016
Net change in income taxes	3,798	(3,798)	—
Purchases of reserves in-place	14,450	3,039	15,541
Sales of reserves in-place	(1,394)	—	(29,792)
Timing differences and other (2)	14,312	(66,562)	(34,354)
Net change for the year	(510,572)	373,951	327,928
Ending present value (3)	$296,293	$806,865	$432,914
____________________
(1)     A significant portion of the revisions of previous quantity estimates is related to the decrease in pricing which affects well life and other economic factors. Performance revisions were positive. See Proved Reserves discussion.
(2)     The change in timing differences and other are related to revisions in the Company's estimated time of production and development.
(3)    Standardized Measure was determined using SEC prices, and does not reflect actual prices received or current market prices.

19. Subsequent Events

In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in January 2024, the Board announced that it plans to increase its on-going quarterly dividend to $0.11 per share starting with the next quarterly payout, estimated to be first paid in March 2024, continuing every quarter thereafter until noticed, subject to quarterly approval by the Board.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2024: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2024: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2024: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2024: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 30, 2024.

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
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc., as filed with the Secretary of State of Delaware	8-A	001-33784	3.1	7/2/2020
4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016
4.2	Warrant Agreement, dated as of October 4, 2016, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-33784	10.6	10/7/2016
4.3	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016
4.4	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017
4.5	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018
4.6	Description of Registrant's Securities	10-K	001-33784	4.6	2/27/2020	*
4.7	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	7/2/2020
4.8	First Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	3/16/2021
4.9	Second Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	6/20/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016
10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017
10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017
10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017
10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017
10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017
10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018
10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018
10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018
10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018
10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018
10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019
10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015
10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/09/2019
10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/09/2019
10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-K	001-33784	10.4.2	2/27/2020
10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016
10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016
10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016
10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018
10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018
10.11	Purchase and Sale Agreement by and between SandRidge Energy, Inc. and Gondola Resources, LLC, dated December 11, 2020	8-K	001-33784	2.1	12/14/2020
10.12	Stock Options Award Agreement - Grayson Pranin					*
10.13	Restricted Stock Units Award Agreement - Grayson Pranin					*
16.1	Letter of Deloitte & Touche LLP dated June 21, 2022 to the SEC regarding statements included in this Form 8-K	8-K	001-33784	16.1	6/21/2022
16.1.2	Letter of Moss Adams LLP dated April 27, 2023 to the SEC regarding statements included in this Form 8-K	8-K	001-33784	16.1	4/27/2023
21.1	Subsidiaries of SandRidge Energy, Inc.					*
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
23.1	Consent of Grant Thornton LLP					*
23.2	Consent of Moss Adams LLP					*
23.3	Consent of Deloitte & Touche LLP					*
23.4	Consent of Cawley, Gillespie & Associates					*
23.5	Consent of Ryder Scott Company, L.P.					*
31.1	Section 302 Certification-Chief Executive Officer					*
31.2	Section 302 Certification-Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
97.1	Incentive Based Compensation Recoupment Policy					*
99.1	Report of Cawley, Gillespie & Associates					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
99.2	Schedule II - Valuation and Qualifying Accounts					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
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
Grayson Pranin
President, Chief Executive Officer and Chief Operating Officer
March 7, 2024

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grayson Pranin and Brandon Brown and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GRAYSON PRANIN	President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 7, 2024
Grayson Pranin

/s/ BRANDON BROWN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2024
Brandon Brown

/s/ JONATHAN FRATES	Chairman	March 7, 2024
Jonathan Frates

/s/ NANCY DUNLAP	Director	March 7, 2024
Nancy Dunlap

/s/ JAFFREY FIRESTONE	Director	March 7, 2024
Jaffrey Firestone

/s/ JOHN J. LIPINSKI	Director	March 7, 2024
John J. Lipinski

/s/ RANDOLPH C. READ	Director	March 7, 2024
Randolph C. Read