Form 10-K/A
period 2023-12-31
SANDRIDGE ENERGY INC
filed 2024-04-30
CIK 1349436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 001-33784

SANDRIDGE ENERGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8084793
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 E. Sheridan Ave, Suite 500 Oklahoma City, Oklahoma	73104
(Address of Principal Executive Offices)	(Zip Code)

(405) 429-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	SD	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of our common stock held by non-affiliates on June 30, 2023 was approximately $473.1 million based on the closing price as quoted on the New York Stock Exchange. As of April 29, 2024, there were 37,125,450 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 248	Auditor Name: Grant Thornton LLP	Auditor Location: Oklahoma City, OK

EXPLANATORY NOTE

SandRidge Energy, Inc. (the “Company”) will not be filing its definitive proxy materials for its 2024 annual meeting of shareholders with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of its fiscal year ended December 31, 2023.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which Annual Report was originally filed with the SEC on March 7, 2024 (the “Original Form 10-K”).

This Form 10-K/A amends and restates only Part III, Items 10,11,12,13, and 14, and amends Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Item shall be as set forth in such previous Form 10-K filing.

In addition, no other information has been updated for any subsequent events occurring after March 7, 2024, the date of filing of the Original Form 10-K. As used in this Form 10-K/A, references to “SandRidge,” the “Company,” “we,” “our,” or “us” mean SandRidge Energy, Inc.., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Jonathan Frates Age: 41 Director since June 2018

Mr. Frates has served as an independent Director and Chairman of the Board since June 2018 and currently serves as a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Frates has been Investment Director of Vision One Management Partners L.P., an investment firm, since August 2022. Mr. Frates previously served as Managing Director and Head of Family Office of Daughters Capital Corp., a single-family office focused on private and public equity investing, from July 2021 through July 2022. Mr. Frates previously served as Managing Director at Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, from November 2015 through July 2021. Prior to joining Icahn Enterprises, Mr. Frates served as a Senior Business Analyst at First Acceptance Corp. and as an Associate at its holding company, Diamond A Ford Corp. Mr. Frates began his career as an Investment Banking Analyst at Wachovia Securities LLC. Mr. Frates has served as a director of Herc Holdings, Inc., an industrial equipment rental supply company, since August 2019. Mr. Frates previously served as Chairman of the Board of VIVUS, Inc., a biopharmaceutical company, from Dec 2020 until July 2021; Chairman of the Board of Viskase Companies, Inc., a meat casing company, from March 2016 until July 2021; a director of American Railcar Industries, Inc., a railcar manufacturing company, from March 2016 until December 2018; a director of CVR Refining, LP, a downstream energy limited partnership from April 2016 until January 2019; a director of Ferrous Resources Limited, an iron ore mining company in Brazil, from December 2016 until July 2019; a director of CVR Partners, LP, a nitrogen fertilizer company, from April 2016 until July 2021; and a director of CVR Energy, Inc., a diversified holding company engaged in the petroleum refining and nitrogen fertilizer manufacturing, from March 2016 until July 2021. Carl C. Icahn has a controlling or non-controlling stake in all of the above-listed companies. Mr. Frates received a BBA from Southern Methodist University and an MBA from Columbia Business School. The Compensation Committee has also determined that Mr. Frates is a financial expert as defined under the rules of the SEC.	QUALIFICATIONS Mr. Frates’ strong financial background and experience as an analyst qualifies him to serve on the Board.

Nancy Dunlap Age: 71 Director Since: October 2022

Ms. Dunlap has served as an independent Director since October 2022 and currently serves as Chair of the Nominating and Governance Committee and as a member of the Audit Committee and Compensation Committee. She has served since 1999 as the private counsel and head/Chairman of the private family office of Jon S. Corzine, former New Jersey Governor and United States Senator. Ms. Dunlap has served as a director of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., since April 2021. Ms. Dunlap was previously a director of CVR Refining, LP, an independent downstream energy limited partnership, from July 2018 to February 2019. Ms. Dunlap received a Juris Doctor from St. John’s University School of Law and a Bachelor of Arts from the University of Denver.	QUALIFICATIONS Ms. Dunlap’s significant business and leadership experience in the energy, financial and government sectors make her well qualified to serve on the Board.

Jaffrey “Jay” A. Firestone Age: 67 Director since: May 2021

Mr. Firestone has served as an independent Director since May 2021 and currently serves as a member of the Compensation Committee and Audit Committee. Mr. Firestone has served as Chairman and Chief Executive Officer at Prodigy Pictures Inc., a producer of film, television and cross-platform media since 2006. Previously, Mr. Firestone established Fireworks Entertainment in 1996 to produce, distribute and finance television programs and feature films. In 1998, Fireworks Entertainment was acquired by CanWest Global Communications Corporation and Mr. Firestone was named chairman and chief executive officer and oversaw the company’s Los Angeles and London based television operations as well as its Los Angeles feature film division, Fireworks Pictures. In addition, Mr. Firestone oversaw the company’s interest in New York based IDP Distribution, an independent distribution and marketing company formed by Fireworks Entertainment in 2000 as a joint venture with Samuel Goldwyn Films and Stratosphere Entertainment. Mr. Firestone has served on the board of directors for the Academy of Canadian Cinema and Television and the Academy of Television Arts and Sciences International Council in Los Angeles. Mr. Firestone has led two initial public offerings. Mr. Firestone has been a director of Enzon Pharmaceuticals, Inc. since June 2022, a director of CVR Energy, Inc. since January 2020 and previously served as a director of Voltari Corporation, a commercial real estate company, from July 2011 through September 2019. Mr. Firestone obtained a degree in commerce from McMasters University.

QUALIFICATIONS

Mr. Firestone has extensive experience in dealing with financial reporting, which, in addition to his past service on other boards, enables him to advise our board on a range of matters including financial matters.

John “Jack” Lipinski Age: 73 Director since June 2018

Mr. Lipinski has served as an independent Director since June 2018, and currently is a member of the Audit Committee and Nominating and Governance Committee. Mr. Lipinski served as Chief Executive Officer and President and a Director of CVR Energy, Inc. (“CVR Energy”) from 2007 to 2017, as well as Chief Executive Officer and President and a Director of the general partner of CVR Refining, L.P. from its inception in 2012 until 2017 and Executive Chairman of the general partner of CVR Partners, L.P. from 2011 to 2017. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining and CVR Partners. Prior to the formation of CVR Energy, Mr. Lipinski served as Chief Executive Officer and President of Coffeyville Resources, LLC from 2005 to 2007. Mr. Lipinski has more than 40 years of experience in the petroleum refining and nitrogen fertilizer industries. He began his career with Texaco, Inc. In 1985, Mr. Lipinski joined The Coastal Corporation, eventually serving as Vice President of Refining with overall responsibility for Coastal’s refining and petrochemical operations. Upon the merger of Coastal with El Paso Corporation in 2001, Mr. Lipinski was promoted to Executive Vice President of Refining and Chemicals, where he was responsible for all refining, petrochemical, nitrogen-based chemical processing and lubricant operations, as well as the corporate engineering and construction group. He left El Paso in 2002 and became an independent management consultant. In 2004, Mr. Lipinski became a Managing Director and Partner of Prudentia Energy, an advisory and management firm. Mr. Lipinski previously served on the board of Limetree Bay Refinery and Terminal, a private company, from 2019 to 2020. Mr. Lipinski also previously served on the board of directors of Chesapeake Energy Corporation, an oil and gas exploration and production

QUALIFICATIONS

Mr. Lipinski’s more than forty years of experience in the petroleum refining and nitrogen fertilizer industries, including extensive experience in the role of public company president and CEO, as well as his service on public and private company boards, make him well qualified to serve on the Board.

company, from 2014 until 2016, and Cheniere Energy, Inc., an energy company primarily engaged in liquefied natural gas-related businesses, from August 2017 until May 2018. CVR Energy, CVR Refining and CVR Partners are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had noncontrolling interests in each of Cheniere and Chesapeake. Mr. Lipinski graduated from Stevens Institute of Technology with a B.E. in Chemical Engineering. He received a J.D. from Rutgers University School of Law.

Randolph C. Read Age: 71 Director since: June 2018

Mr. Read has served as an independent Director of our Company since June 2018 and currently serves as Chairman of the Audit Committee, Chairman of the Compensation Committee and is a member of the Nominating and Governance Committee. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009. Mr. Read has served since November 2018 as an independent manager/director and Chairman of the Board of Managers of New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded (NYSE) real estate investment trust, where Mr. Read served as an independent director from December 2014 to November 2018, including as Chairman of its Board of Directors from June 2015 to November 2018. Mr. Read has served as an independent Chairman of the Board of Enzon Pharmaceuticals, Inc. since August 2020. Mr. Read previously served as an independent director of Luby’s Inc. from August 2019 to August 2021. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. Mr. Read is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

QUALIFICATIONS

Mr. Read’s significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance, and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles, make him well qualified to serve on the Board.

Officers

Set forth below is information regarding each of our executive officers as of April 24, 2024:

Name	Age	Position
Grayson Pranin	44	President, Chief Executive Officer
Brandon Brown	46	Senior Vice President, Chief Financial Officer
Dean Parrish	36	Senior Vice President, Chief Operating Officer

Grayson Pranin. Mr. Pranin was appointed as President, Chief Executive Officer and Chief Operating Officer effective July 16, 2021. Mr. Pranin retained his title as President and Chief Executive Officer following the appointment of Dean Parrish to Chief Operating Officer on April 1, 2024. Mr. Pranin has held the role of Senior Vice President and Chief Operating Officer beginning March 3, 2021, Vice President of Engineering and Reservoir beginning June 1, 2020, and has served in various engineering, operational and leadership roles with SandRidge Energy since December 2011. Prior to joining the Company, Mr. Pranin served in various engineering and operating roles for Pioneer Natural Resources from June 2010 to November 2011. Mr. Pranin has served his country as a non-commissioned and commissioned officer in the U.S. Army Engineering Corps. Mr. Pranin received his Bachelor of Science from the University of Nevada at Reno.

Brandon Brown. Mr. Brown was appointed as the Company’s Senior Vice President and Chief Financial Officer, effective as of September 27, 2023. Mr. Brown served as the Company’s Vice President of Accounting beginning March 2023 and Corporate Controller from June 2020 to March 2023. Prior to joining the Company in June 2020, Mr. Brown was employed at Black Stone Minerals, L.P. as the Assistant Controller and Financial Reporting Manager from August 2016 to February 2020. Mr. Brown served as the Assistant Controller and held various other accounting and financial reporting roles at Goodrich Petroleum Corporation from August 2011 to August 2016. Prior to joining Goodrich Petroleum Corporation, Mr. Brown was employed as an external auditor at HEIN & Associates LLP and Ernst & Young LLP. Mr. Brown earned his Bachelor of Science in Accounting from Southern University and A&M College and is a Certified Public Accountant.

Dean Parrish. Mr. Parrish was appointed as the Company’s Senior Vice President and Chief Operating Officer, effective as of April 1, 2024. Mr. Parrish has worked at the Company since January 2012 starting as a Senior Production Engineer until 2015. Mr. Parrish served as the Company’s Operating Manager in February 2020 and became the Vice President of Operations in March 2021. On March 13, 2022, Mr. Parrish was promoted to Senior Vice President, Operations. Prior to joining the Company in January 2012, Mr. Parrish was employed at EXCO Resources, Inc. as a Production Engineer. Mr. Parrish earned his Bachelor of Science in Petroleum Engineering from the University of Oklahoma.

Corporate Governance Guidelines, Code of Business Conduct and Ethics and Financial Code of Ethics

Our Board has adopted corporate governance guidelines that define those governance practices of the Board that are not included in our Bylaws. Our Board has also adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and applies to all of our officers, directors and employees, and a Financial Code of Ethics that applies to our CEO, CFO, principal accounting officer, and other senior financial officers. Our corporate governance guidelines and codes can be found in the corporate governance section of our website at http://www.sandridgeenergy.com.

Audit Committee	CURRENT MEMBERS (ALL INDEPENDENT)

The Audit Committee oversees and reports to the Board on various auditing and accounting-related matters, including:

•  the maintenance of the integrity of our financial statements, reporting process and systems, internal accounting and financial controls

•  the evaluation, compensation and retention of our independent registered public accounting firm

•  the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures

•  oversight over our risk management and cybersecurity policies and procedures

Each member of the Audit Committee has been determined by our Board to be an “audit committee financial expert” as defined under the rules of the SEC and to satisfy the independence requirements of Audit Committee members required by the NYSE Listed Company Manual.

Chairman: Randolph C. Read Members: Nancy Dunlap Jaffrey Firestone John J. Lipinski MEETINGS IN 2023: 10

Item 11. Executive Compensation

Our named executive officers for 2023 included the following individuals:

Name(a)	Position(b)
Grayson Pranin	President, Chief Executive Officer and Chief Operating Officer

Brandon Brown	Senior Vice President, Chief Financial Officer

Salah Gamoudi	Former Executive Vice President, Chief Financial Officer and Chief Accounting Officer

(a)

Mr. Pranin and Mr. Brown are named executive officers for 2023 based on their positions as principal executive officer and principal financial officer during 2023. Mr. Gamoudi is a named executive officer for 2023 based on his position as principal financial officer for a portion of 2023 prior to his departure, effective September 27, 2023. The Company had no other executive officers in 2023.

(b)

On April 3, 2024, the Company announced that the Board appointed Dean Parrish to serve as the Company’s Senior Vice President and Chief Operating Officer, effective April 1, 2024. Mr. Pranin will retain his positions as President and Chief Executive Officer upon the commencement of Mr. Parrish’s role as Chief Operating Officer. Mr. Gamoudi departed the Company effective September 27, 2023.

COMPENSATION COMMITTEE MESSAGE AND REPORT

The following is the report of the Compensation Committee for the year ended December 31, 2023. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

Fiscal year 2023 represented a refinement and continuation of the Compensation Committee’s ongoing commitment to aligning our compensation practices and incentives with maximizing shareholder value, reflecting a continued focus on cost discipline, while retaining key managerial, technical, and operational personnel. The Company continued to support its stated goals by employing performance-based metrics in our bonus plans designed to place more weight on measures in which management had greater control. Demonstrating the effectiveness of our Compensation Committee’s approach, when compared to the prior year, our 2023 financial results reveal that we had lower corporate overhead expenses even though we had significantly increased capital project expenditures and operational activity.

The Company continues to evaluate its processes and programs in addition to total general and administrative expenses with an eye toward enhancing shareholder value. In 2024, we plan to implement further refinements to our incentive programs to ensure they are based on well-defined, performance-based metrics and scorecards that align compensation with performance and shareholder value to the best of our ability. Further, we plan to perform regular investor outreach. In this regard, we welcome your feedback.

By the members of the Compensation Committee of the Board
Jonathan Frates	Randolph C. Read	Jaffrey Firestone	Nancy Dunlap

Our Executive Compensation and Governance Principles

The Company’s compensation programs are designed to attract, motivate and retain high performing individuals by paying competitive compensation aligned with stockholder interests. Total compensation packages include base salaries, incentives and benefits, and promotes executive and stockholder alignment by ensuring a mix of service-based and variable, performance-based compensation based on strategic, financial and operational goals. The Board and the Compensation Committee, as applicable, base individual compensation decisions on individual and Company performance, time in role, scope of responsibility, and leadership skills and experience.

Key 2023 Executive Compensation Program Elements

During 2023, executives were provided with a mix of compensation featuring short- and long-term pay periods, fixed and variable payment amounts tied to performance, and cash and equity-based consideration. Retirement programs and other forms of compensation are not detailed in our key compensation programs (additional information about these programs can be found on pages [•]).

Variable
	Fixed		Long-Term Incentive Program
	Base Salary	Annual Incentive Program	Performance Share Units (PSUs): 33.3% weighting	Restricted Stock Units (RSUs): 66.6% weighting
What?	Cash		Stock
When?	Annual	Annual	1-year performance period	Three-tranches vesting over a 3- year period

How? Measures, Weightings, & Payouts	Market conditions, as well as individual performance, scope of responsibility, analysis of individual’s compensation, and business performances

Multi-metric performance scorecard consisting of:

financial and operational metrics (5% health, safety & environmental goals, 20% drilling and completion CAPEX, 25% base production within CAPEX, 25% lease operating expenses, and 25% adjusted general and administrative expenses)

+

Individual Performance Rating

			Three annual target ranges of the following performance metrics: Adjusted General & Administrative Expense, Lease Operating Expenses, and Total Production AND Capital Expenditures	Value delivered through long-term stock price performance upon vesting

Why?	Attract and retain talent	Motivate executives by linking variable cash compensation to key annual performance goals tied to business performance	Rewards sustainable performance that delivers long-term value to stockholders, drives ownership mentality and aligns the interests of executives with those of stockholders	Promotes retention of key talent, drives ownership mentality and reinforces the link between the interests of executives and those of stockholders

2023 Executive Compensation

BASE SALARY

The purpose of base salary is to provide a fixed level of cash compensation for performing day-to-day responsibilities. The objective of the base salary component of our compensation program is to provide a competitive, fixed rate of cash compensation to attract and retain talent. Base salaries are reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit-based increases to salaries of senior management, including our named executive officers besides the CEO, are based on the Compensation Committee’s evaluation of the individual’s performance in consultation with our CEO. The Compensation Committee evaluates our CEO’s performance and approves and recommends any merit-based increases to the CEO’s base salary to independent members of the Board for their approval.

In reviewing base salaries of our executives, the Compensation Committee considers, among other things, the scope and any changes to the named executive officer’s individual responsibility, analysis of the executive’s compensation (both individually and relative to other named executive officers of the Company), recommendations from the named executive officer’s supervisor (except in the case of the CEO), the named executive officer’s individual performance, business performance, market conditions, and total general and administrative expenses.

Base salaries for 2023 for our continuing named executive officers were:

Executive	Title	2023 Base Salary(a)	2022 Base Salary(a)
Grayson Pranin	President, Chief Executive Officer and Chief Operating Officer	$350,000	$325,000
Brandon Brown(b)	Senior Vice President, Chief Financial Officer	$260,000	$—

(a)	The base salaries provided above reflect year-end base salaries and not the actual amount paid in the year shown.
(b)	Mr. Brown first became a named executive officer in 2023. His base salary shown for 2023 was effective as of November 2023.

In April 2023, during the annual review process, the independent members of the Board approved the base salary increase for Mr. Pranin, and the Compensation Committee, in consultation with the CEO, approved a base salary increase for Mr. Gamoudi from $315,000 to $335,000. Mr. Gamoudi voluntarily resigned from the Company effective September 27, 2023.

In November 2023, the Compensation Committee, in consultation with the CEO, approved a base salary increase for Mr. Brown to the base salary shown for him in the above table for his promotion from Vice President of Accounting to his current title, Senior Vice President, Chief Financial Officer.

SHORT-TERM INCENTIVES

Annual Incentive Program

The purpose of the 2023 annual incentive program was to motivate executives by linking variable cash compensation to key annual performance goals tied to business performance. Pursuant to such 2023 annual incentive program, ultimate payments were made to named executive officers by reference to a weighted scorecard comprised of five performance metrics tied to business strategy and an individual performance rating, which may be further subject to the discretion of the Compensation Committee. The payment made to each executive is a function of the sum of the executive’s base salary multiplied by the executive’s target award opportunity for the year (expressed as a percentage of base salary), which is then multiplied by the weighted score, expressed as a percentage, based on the Company’s total scorecard performance, and adjusted based on the executive’s individual performance rating also a percentage and which in no event will adjust the award above the maximum award payable to the executive based on the weighted score resulting from the Company’s total scorecard performance.

Each Company financial performance metric is weighted, with the performance thresholds and payout ranges shown in the table below. Each of the five performance metrics can be achieved at Threshold (50%), Target (100%) or Maximum (150%) or a value determined using linear interpolation if performance falls between Threshold and Target or Target and Maximum. For each performance metric, if achievement is less than the threshold level, the financial performance factor for that metric will be zero. No financial performance factor for any performance metric can exceed the maximum percentage shown below. The five performance metrics for 2023 were weighted as follows:

Metric(1)	Description & Purpose	Weighting	Threshold (50%)	Target (100%)	Maximum (150%)
Health, Safety & Environmental Goals(2)	• Based on number of safe days worked, total recordable incidents, moving vehicle incidents and spill volumes • Health, safety and achievement of environmental goals is a priority of the Company and its culture	5%	2 of 4 Metrics	4 of 4 Metrics	Plus “Stretch” on 2 Metrics

Drilling and Completion CAPEX	• Based on net capital used for Drilling and Completion activities for a five well program of the Company • Metric intended to increase Company’s revenue and sustainability	20%	$19.0 million	$16.5 million	$14.0 million

Base Production within CAPEX	• Based on hydrocarbon production on a million barrels of oil equivalent basis (“MMBoe”) assuming no ethane rejection and non-Drilling and Completion capital expenditures are within the range established for capital expenditures for the fiscal year • Metric intended to increase Company’s revenue	25%	5.3 MMBoe	5.9 MMBoe	6.5 MMBoe

Lease Operating Expense	• Based on operating expense necessary to rent and maintain production wells and related equipment • Metric intended to minimize costs in order to maximize cash flows from operations	25%	$48.0 million	$43.0 million	$38.0 million

Adjusted General and Administrative Expenses	• Based on administrative expense necessary to support corporate responsibilities and strategy • Metric intended to incentivize administrative cost reduction measures in order to maximize EBITDA and cash flows from operations	25%	$11.0 million	$9.5 million	$8.0 million

(1)

These financial measures are non-GAAP financial measures. Adjusted General and Administrative Expense is equal to the Company’s General and Administrative Expense less stock-based compensation. Please see our 2023 Form 10-K for a discussion of how Lease Operating Expense, Total Production and CAPEX are calculated. Health, Safety & Environmental Goals is not a financial measure.

(2)

Health, Safety & Environmental Goals was selected as a qualitative metric to reinforce the Company’s priorities of minimizing incidents, environmental releases and maximizing the safety of our employees, service providers, assets and equipment, and to recognize continued efforts to achieve these priorities. The metrics are achievable at Threshold, Target or Maximum, with an opportunity for “stretch” metrics to further incentivize performance and overall safety. The Company met all four increased, or “stretch” safety metrics for 2023, therefore, the performance factor was achieved at 150% for 2023 as shown in the table directly below.

The Company’s 2023 performance in relation to the 2023 annual incentive program’s targets resulted in the following performance against such metrics:

Metric	Weighting	Threshold (50%)	Target (100%)	Maximum (150%)	Result	Performance Factor	Weighting Score
Health, Safety & Environmental Goals	5%	2 of 4 Metrics	4 of 4 Metrics	Plus “Stretch” on 2 Metrics	4 of 4, Plus 4	150%	7.5%
Drilling and Completion CAPEX	20%	$19.0 million	$16.5 million	$14.0 million	$18.1 million	67%	13.4%
Base Production within CAPEX	25%	5.3 MMBoe	5.9 MMBoe	6.5 MMBoe	6.2 MMBoe	121%	30.3%
Lease Operating Expense	25%	$48.0 million	$43.0 million	$38.0 million	$41.9 million	111%	27.8%
Adjusted General and Administrative Expenses	25%	$11.0 million	$9.5 million	$8.0 million	$8.8 million	124%	31.0%
					TOTAL:		110.0%

Mr. Pranin had an annual target opportunity for 2023 of 55% of his base salary. Mr. Brown initially had an annual target opportunity for 2023 of 30% his base salary, which was increased to 40% of his base salary following his promotion to Senior Vice President, Chief Financial Officer. Prior to his departure, Mr. Gamoudi had an annual target opportunity for 2023 of 50% of his base salary; however, pursuant to his resignation in September 2023, his eligibility for an award under the 2023 annual incentive program was forfeited.

Based on each named executive’s target opportunity for 2023, the Company’s performance relative to the metrics outlined above and resulting performance factor weighting score, and the application of each named executive officer’s individual performance rating for 2023, the final amounts paid to our continuing named executive officers pursuant to the 2023 annual incentive program were $186,365 to Mr. Pranin and $78,608 to Mr. Brown. The final amount paid to Mr. Brown for 2023 reflects his prorated award based on the increase to his target bonus opportunity in 2023 in connection with his promotion to Senior Vice President, Chief Financial Officer.

LONG-TERM INCENTIVES

Long-Term Incentive Program (“LTIP”)

The purpose of long-term incentives is to align executives’ compensation with the interests of stockholders, encourage retention by employing stock consideration that vests over three years, and reward long-term operational and financial performance.

2023 LTIP DESIGN

2023 LTIP Target Opportunities

Each of our named executive officers has a target opportunity expressed as a percentage of the named executive officer’s annual base salary. The target opportunity is split amongst two LTIP components: two-thirds time-vested RSUs and one-third PSUs.

2023 LTIP Components

•

RSUs: RSUs represent two-thirds of the 2023 target LTIP value and are intended to retain key employees and align our named executive officers’ compensation with stockholders’ interests through long-term stock ownership. The RSUs generally vest in three equal annual installments, generally subject to each named executive officer’s continued service through each such vesting date.

•

PSUs: PSUs represent one-third of the 2023 target LTIP value and are intended to motivate participants, including our NEOs, to deliver strong performance on an annual basis. Performance metrics applicable to the PSUs are established for the performance period, which is a one-year period that is a calendar year. The PSUs generally vest at the end of the one-year performance period, assuming the applicable performance metrics are achieved. If the performance goals are not achieved, the PSUs are forfeited.

2023 LTIP PERFORMANCE METRICS

The PSUs granted in 2023 are earned based on the Company’s achievement of two of the three annual target ranges for the performance metrics as set forth in the below table, and failure to do so results in cancellation and forfeiture of the award. Annual target ranges for 2023, and actual performance results relative to those metrics for 2023, are set forth in the below table.

Metric(1)	Annual Target Ranges	Result
Adjusted General and Administrative Expense	$8 Million - $11 Million	$8.8 Million
Lease Operating Expense	$38 Million - $48 Million	$41.9 Million
Total Production AND Capital Expenditures (CAPEX)	5.3 – 6.5 MMBoe and $26 Million - $35 Million	6.2 MMBoe

(1)

These financial measures are non-GAAP financial measures. Adjusted General and Administrative Expense is equal to the Company’s General and Administrative Expense less stock-based compensation. Please see our 2023 Form 10-K for a discussion of how Lease Operating Expense and Total Production and CAPEX are calculated.

Such metrics were selected for the 2023 LTIP in order to reinforce pay for performance and are the most significant factors to the Company’s achievement of its financial and operational goals.

2023 LTIP RESULTS

For 2023, Mr. Pranin had an annual target opportunity under the LTIP of 50% of his base salary and Mr. Brown had an annual target opportunity of 25% of his base salary. Prior to his departure, Mr. Gamoudi had an annual target opportunity under the LTIP for 2023 of 50% of his base salary; however, pursuant to his resignation in September 2023, his eligibility for an award under the 2023 LTIP was forfeited.

Based on the Company’s performance relative to the performance metrics established for 2023, the PSUs granted to Mr. Pranin (3,538) and to Mr. Brown (1,010), respectively, on April 5, 2023, were deemed earned and fully vested on March 28, 2024.

One-Time Equity Award

In recognition of Mr. Brown’s promotion to Senior Vice President, Chief Financial Officer, of the Company effective September 27, 2023, the Company made a one-time grant of 25,000 restricted stock units to Mr. Brown on November 14, 2023. These restricted stock units, which were granted under the Omnibus Incentive Plan, vest in approximately equal installments on each of the first three anniversaries of the grant date, generally subject to Mr. Brown’s continued service through each such vesting date. This long-term equity grant was intended to further align Mr. Brown’s compensation with the interests of stockholders and encourage retention of a key employee.

EMPLOYMENT ARRANGEMENTS

The Company does not maintain formal agreements with its continuing named executive officers.

While the Company has not entered into formal letter agreements with Messrs. Pranin or Brown, the terms and conditions of their employment generally provide that they are entitled to an annual base salary (as described above in “2023 Executive Compensation – Base Salary”), which could be increased or decreased at the discretion of the Board, and are eligible to participate in the same benefit programs, as may be in effect from time to time, for other senior management employees of the Company generally.

Our named executive officers have entered into award agreements describing their long-term incentives as described above under “2023 Executive Compensation – Long-Term Incentives – Long-Term Incentive Program”. Pursuant to the terms of the LTIP, in order to receive payments related to their long-term incentives, participants, including named executive officers, must have returned their executed copies of the Company’s confidentiality agreement, among others, and acknowledged their understanding of the Company’s policies consistent with the Company’s practices and procedures. In order to be eligible to participate in the annual incentive program as described above under “2023 Executive Compensation – Short Term Incentives” employees, including the named executive officers, must return executed code of conduct, conflict of interest, and clawback policies to the Company.

SEVERANCE

The Company maintains the SandRidge Energy, Inc. Severance Pay Plan (the “Severance Plan”), effective January 1, 2021, for the benefit of certain eligible employees, including Messrs. Pranin and Brown. The purpose of the Severance Plan is to help retain qualified employees, maintain a stable work environment, and provide economic security by providing benefits to eligible employees, including the named executive officers, in the event of an involuntary termination without Cause, as further described in the Severance Plan and below in “Potential Payments upon Termination and Change in Control”. Because Mr. Gamoudi resigned, he was not entitled to severance payments under the terms of the Severance Plan.

In addition to the Severance Plan, named executive officers may also be eligible for certain payments under the 2023 annual incentive program, LTIP, Omnibus Incentive Plan and certain equity award agreements, in the event of certain qualifying terminations, in each case, in the Compensation Committee’s sole and absolute discretion.

Each named executive officer’s respective severance benefits are described in greater detail and quantified in the “Potential Payments Upon Termination or Change in Control” section below.

2023 Named Executive Officer Departure

On September 7, 2023, Mr. Gamoudi notified the Board of his resignation effective September 27, 2023, to pursue other opportunities. Mr. Gamoudi did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Gamoudi was not eligible for any severance payments under the Severance Plan and the Compensation Committee did not exercise discretion to counteract forfeiture of any annual cash bonus Mr. Gamoudi may have been eligible for under the 2023 annual incentive program. Mr. Gamoudi forfeited any of his stock awards that were not vested as of his resignation date.

OTHER COMPENSATION MATTERS

Health and Welfare Benefits

Our named executive officers were eligible to participate in medical, dental, vision, disability and life insurance to meet their health and welfare needs. These benefits are provided to ensure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a nondiscriminatory basis to all of our employees.

Limited Perquisites and Other Personal Benefits

We believe that the total mix of compensation and benefits provided to our named executive officers is competitive and, generally, perquisites should not play a large role in our executive officers’ total compensation. As a result, the perquisites and other personal benefits we provide to our named executive officers are generally limited.

We maintain a 401(k) retirement plan for the benefit of all of our named executive officers and employees on a non-discriminatory basis. Under the plan, eligible employees may elect to defer a portion of their earnings up to the annual maximum allowed by regulations promulgated by the Internal Revenue Service. The aggregate matching contribution available to our 401(k) retirement plan participants equals 100% of the first 10% of deferred base salary (exclusive of incentive compensation). Matching contributions to the 401(k) retirement plan vest at the rate of 25% per year over the first four years of employment. Upon attainment of age 60, plan participants will be eligible for immediate vesting of unvested Company matching contributions, and future matching contributions will be made without restriction. Matching contributions are made in investment vehicles selected by each employee from a variety of options.

Process for Determining 2023 Executive Compensation

In relation to 2023 executive compensation, independent members of the Company’s Board and the Compensation Committee sought input from the Company’s Chief Executive Officer and other members of management. During 2023, the Compensation Committee was composed of up to four non-employee independent directors. The Compensation Committee’s duties in administering the executive compensation programs include the following:

•

Reviewing, modifying (if necessary), approving (with the consent of the Chairman of the Board), and recommending for Board approval, the compensation program and corporate goals relevant to compensation of the Chief Executive Officer.

•

Reviewing, modifying (if necessary) and approving (with the consent of the Chairman of the Board), the compensation program and corporate goals relevant to compensation of other members of senior management.

•

Evaluating the performance of the Company’s Chief Executive Officer and, in consultation with the Chief Executive Officer, the Company’s other executive officers and other members of the Company’s senior management in light of those goals and objectives.

•

Approving and recommending to the independent members of the Board for their approval the compensation paid to the Chief Executive Officer and approving the compensation paid to the other executive officers and other members of senior management.

As described above under “Advisory Vote on Compensation and Use of Stockholder Feedback”, the Company, Compensation Committee and the Board value stockholders’ input and consider such input in establishing the type and level of compensation for our executives and for setting performance metrics and targets.

COMPENSATION SETTING APPROACH

Our Chief Executive Officer (other than for himself), other members of management, and the Company’s human resources function work with the Compensation Committee in establishing compensation levels and performance targets. Our Chief Executive Officer is responsible for reviewing the compensation and performance of executive officers other than himself and making recommendations to the Compensation Committee for adjustments to the annual total compensation of his direct reports. Final compensation determinations are made by the Compensation Committee and/or the Board. The Company’s management and human resources function provide support in the preparation of materials and execution of the Compensation Committee’s responsibilities.

Other Executive Compensation Matters

CLAWBACK POLICY

Effective October 2, 2023, the Company adopted a clawback policy with respect to incentive based compensation received by executive officers on or after October 2, 2023, intended to meet the requirements of Section 954 of the Dodd-Frank Act, the final rules issued by the SEC on October 26, 2022, and NYSE listing requirements. The policy provides that following an accounting restatement, the Compensation Committee must assess whether any incentive amounts paid to current and former executive officers exceeded what should have been paid based on the revised financials, and thus should be subject to recovery. The policy has a three-year look-back period and applies to both current and former executives, regardless of such executive’s fault, misconduct, or involvement in causing the restatement. In addition, the Company maintains an existing clawback policy that will continue to cover compensation earned or received before October 2, 2023. In addition, the 2023 annual incentive program, LTIP, Omnibus Incentive Plan and applicable equity grant agreements each include clawback provisions that generally provide for (i) clawback subject to any Company recoupment policy or other agreement or arrangement with the participant as well as under any right or obligation the Company may have under Section 10D of the Exchange Act and any applicable rules and regulations promulgated thereunder by the SEC, or (ii) the cancelation, forfeiture, rescission or requirement to return any outstanding award (or portion thereof) if the Compensation Committee determines at any time that the participant engaged in misconduct or discovers facts that, if known earlier, would have constituted grounds for termination of employment for “cause” (as defined in the applicable agreement), as applicable.

STOCK OWNERSHIP GUIDELINES

The Company maintains stock ownership guidelines for executive officers and non-employee directors of the Company. The policy generally requires executives and non-employee directors to own stock in the Company equal to the following guidelines:

PERCENTAGE OF SALARY REQUIRED

Our executive officers and non-employee directors had five years from October 4, 2016 to fulfill this requirement or, if later, five years from the date of their appointment, promotion, or election to a role that is subject to the stock ownership guidelines. Until our executive officers comply with these guidelines, our CEO is required to hold 50% of net shares issued (after tax and/or exercise) and other officers and non-employee directors are required to hold 60% of net shares issued. As of the date hereof, all of the members of the Board and Mr. Pranin satisfy these requirements.

ANTI-HEDGING AND ANTI-PLEDGING POLICIES

The Company maintains a policy that prohibits executives and non-employee directors from entering into agreements in which Company shares are pledged as security for a loan. It also prohibits executives and other employees and non-employee directors from engaging in hedging transactions involving Company stock.

RISK ASSESSMENT

Our compensation program for executives is not designed to encourage excessive risk taking. In that regard, payouts under the annual incentive program are capped at 150% of target, while the performance share under the LTIP is 100% of target, or else forfeited if performance goals are not achieved. In addition, all long-term incentives include extended vesting periods.

TAX TREATMENT OF EXECUTIVE COMPENSATION DECISIONS

Section 162(m) of the Internal Revenue Code (the “Code”) generally imposes a $1 million limit on the amount of compensation paid to certain executive officers that a public corporation may deduct for federal income tax purposes in any year. Previously, the Code provided an exception to the Section 162(m) deduction limitation for compensation qualifying as “performance-based compensation” within the meaning of the Code and the applicable Treasury Regulations. The “Tax Cuts and Jobs Act,” enacted in late 2017, repealed the performance-based compensation exception to the Section 162(m) deduction limitation for tax years beginning after December 31, 2017, with certain exceptions.

Previously, the Compensation Committee designed and administered our executive compensation program with the intent that certain portions of the compensation paid to our named executive officers would qualify as performance-based compensation under Section 162(m); however, given changes made to Section 162(m) by the “Tax Cuts and Jobs Act,” which took effect in 2018, we may not be able to deduct for federal income tax purposes a portion of the compensation paid to our named executive officers in 2023 and beyond.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2023 about our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(#)(1)	(b) Weighted average exercise price of outstanding options, warrants and rights($)(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
Equity compensation plans approved by security holders	404,247	$9.58	1,493,412	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	404,247	$9.58	1,493,412

(1)

Includes 250,000 shares issuable pursuant to outstanding stock options, 138,185 shares issuable pursuant to outstanding restricted stock unit awards and 16,062 shares issuable pursuant to outstanding performance share units (which are reflected here based on the performance share units earned at 100% of target as determined by the Compensation Committee for fiscal year 2023 based on achievement of the 2023 performance metrics).

(2)

The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards and performance share units, which have no exercise price.

(3)	Consists of 1,493,412 shares remaining available for issuance under the Omnibus Incentive Plan.

Ownership of our Stock

The following table sets forth the number of shares of our common stock beneficially owned as of April 24, 2024, unless otherwise noted, by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Exchange Act) known to beneficially own more than 5% of the outstanding shares of our common stock (the “5% beneficial owners”), (2) each named executive officer and director (including each Board nominee) of the Company, and (3) all directors and executive officers of the Company as a group. This information is based on information furnished by the 5% beneficial owners, directors and executive officers. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The following percentage information is calculated based on 37,125,450 shares of common stock that were outstanding as of April 24, 2024, plus any shares that may be acquired by each stockholder within 60 days of April 24, 2024. Except as indicated below, the stockholders listed possess sole voting and dispositive power with respect to the shares beneficially owned by that person. Unless otherwise noted, the mailing address of each person named below is SandRidge Energy, Inc., 1 East Sheridan, Suite 500, Oklahoma City, Oklahoma 73104, Attention: Chief Financial Officer.

	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Grayson Pranin	127,913		*
Brandon Brown	3,026		*
Dean Parrish	23,574	*
Jonathan Frates	53,902		*
Jaffrey “Jay” Firestone	29,901		*
John “Jack” Lipinski	92,158		*
Randolph C. Read	107,158		*
Nancy Dunlap	13,352		*
All directors and executive officers as a group	450,984		1.2%
Carl Icahn(1)	4,818,832		12.9%
Vanguard Group, Inc.(2)	1,918,892		5.17%

*	Less than 1%
(1)

According to a Schedule 13D filed with the SEC on November 22, 2017, as amended by Amendments No. 1—26, the shares of common stock listed in the table above are beneficially owned by Icahn Partners Master Fund LP (“Icahn Master”), Icahn Partners LP (“Icahn Partners”) and affiliates and Carl C. Icahn, a citizen of the United States of America (collectively, the “Icahn Reporting Persons”). Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by each of the Icahn Reporting Persons. The principal business address of each Icahn Partners, Icahn Master and Mr. Icahn is 16690 Collins Avenue, Suite PH-1, Sunny Isles Beach, FL 33160.

(2)

According to Schedule 13G filed with the SEC on February 13, 2024. The Vanguard Group, Inc. holds shares in excess of 4.9% by permission of the Board. No individual economic interest in these shares exceed five percent 4.9%.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board is committed to independent leadership and believes that objective oversight of management performance is a critical aspect of effective corporate governance. All members of our Board are independent under standards set forth by NYSE listing standards, and only independent directors serve on the Audit Committee, the Compensation Committee, and the Nominating & Governance Committee, each of which is supported by an appropriate charter and may hold executive sessions without management present. Additionally, each member of the Board has access to the Company’s books, records and reports, and members of management are available at all times to answer their questions.

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

On June 20, 2022, the Audit Committee dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, and, on the same date appointed Moss Adams as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. On April 24, 2023, the Audit Committee dismissed Moss Adams as the Company’s registered independent public accounting firm, and on the same date appointed Grant Thornton as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

For the period from January 1, 2022 to June 20, 2022, (i) there were (a) no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte would have caused Deloitte to make reference to the subject matter of the disagreement in Deloitte’s reports on the Company’s consolidated financial statements for such period, and (b) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) neither the Company nor anyone acting on its behalf has consulted with Deloitte on any of the matters or events set forth in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

The report of Moss Adams on the financial statements for the fiscal year ended December 31, 2022 contained no adverse opinions or disclaimers of opinions and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended December 31, 2022, (i) there were (a) no disagreements between the Company and Moss Adams on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams would have caused Moss Adams to make reference to the subject matter of the disagreement in Moss Adam’s reports on the Company’s consolidated financial statements for such year, and (b) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, and (ii) neither the Company nor anyone acting on its behalf has consulted with Moss Adams on any of the matters or events set forth in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

As a result, the fees described below relate to fees paid by the Company to (i) Deloitte for its audit services rendered for the period from January 1, 2022 to June 20, 2022, (ii) to Moss Adams for its audit services rendered from June 20, 2022 through the first fiscal quarter of 2023, and (iii) to Grant Thornton for its audit services rendered for fiscal year 2023.

	2023	2022
	(In thousands)
Audit Fees	$650	$680
Audit-Related Fees	$19	$85
Tax Fees	$—	$49
Total	$669	$814

Audit Fees. Audit fees consist primarily of fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in each of our quarterly reports on Form 10-Q.

Audit-Related Fees. Audit-related fees represent the aggregate fees for services rendered related to the issuance of our S-3 and S-3/A registration statement issuances in August of 2022.

Tax Fees. Tax fees include all services performed by the firm’s tax division other than those related to the audit of financial statements.

The Audit Committee is responsible for approving in advance any services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee or its delegate unless the Audit Committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations. All of the services described above under audit fees, audit-related fees and all other fees for 2023 and 2022 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

Exhibit No.	Description

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.
Date: April 29, 2024
/s/ Grayson Pranin
Name: Grayson Pranin
Title: President and Chief Executive Officer (Principal Executive Officer)

Signature	Title	Date

/s/ Grayson Pranin	President and Chief Executive Officer	April 29, 2024
Grayson Pranin	(Principal Executive Officer)

*	Senior Vice President and Chief Financial Officer	April 29, 2024
Brandon Brown	(Principal Financial Officer)

*
Jonathan Frates	Chairman	April 29, 2024

*
Nancy Dunlap	Director	April 29, 2024

*
Jaffrey Firestone	Director	April 29, 2024

*
John J. Lipinski	Director	April 29, 2024

*		April 29, 2024
Randolph C. Read	Director

*	By:	/s/ Grayson Pranin
	Name:	Grayson Pranin
	Title	Attorney-in-Fact