Form 10-Q
period 2024-03-31
SANDRIDGE ENERGY INC
filed 2024-05-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 2, 2024, was 37,125,450.

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of SandRidge Mississippian Trust I (“Royalty Trust”). All monetary values are stated in U.S. dollars.

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

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission on March 7, 2024 and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2024

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$206,956	$252,407
Restricted cash - other	1,537	1,537
Accounts receivable, net	22,316	22,166
Prepaid expenses	2,384	430
Other current assets	1,105	1,314
Total current assets	234,298	277,854
Oil and natural gas properties, using full cost method of accounting
Proved	1,539,497	1,538,724
Unproved	11,215	11,197
Less: accumulated depreciation, depletion and impairment	(1,396,534)	(1,393,801)
	154,178	156,120
Other property, plant and equipment, net	85,062	86,493
Other assets	3,250	3,130
Deferred tax assets, net of valuation allowance	50,569	50,569
Total assets	$527,357	$574,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$39,276	$38,828
Asset retirement obligations	9,789	9,851
Other current liabilities	778	645
Total current liabilities	49,843	49,324
Asset retirement obligations	55,545	54,553
Other long-term obligations	2,265	2,178
Total liabilities	107,653	106,055
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,118 issued and outstanding at March 31, 2024 and 37,091 issued and outstanding at December 31, 2023	37	37
Additional paid-in capital	1,011,489	1,071,021
Accumulated deficit	(591,822)	(602,947)
Total stockholders’ equity	419,704	468,111
Total liabilities and stockholders’ equity	$527,357	$574,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Oil, natural gas and NGL	$30,283	$43,147
Total revenues	30,283	43,147
Expenses
Lease operating expenses	10,892	11,694
Production, ad valorem, and other taxes	1,896	3,751
Depreciation and depletion — oil and natural gas	4,076	3,454
Depreciation and amortization — other	1,678	1,618
General and administrative	3,332	2,909
Restructuring expenses	—	39
Employee termination benefits	—	19
(Gain) loss on derivative contracts	—	(1,447)
Other operating (income) expense, net	(9)	(94)
Total expenses	21,865	21,943
Income from operations	8,418	21,204
Other income (expense)
Interest income (expense), net	2,698	2,499
Other income (expense), net	9	55
Total other income (expense)	2,707	2,554
Income (loss) before income taxes	11,125	23,758
Income tax (benefit) expense	—	—
Net income (loss)	$11,125	$23,758
Net income (loss) per share
Basic	$0.30	$0.64
Diluted	$0.30	$0.64
Weighted average number of common shares outstanding
Basic	37,042	36,859
Diluted	37,134	37,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Three Months Ended March 31, 2024
Balance at January 1, 2024	37,091	$37	$1,071,021	$(602,947)	$468,111
Issuance of stock awards, net of cancellations	27	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(103)	—	(103)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(59,965)		(59,965)
Net income	—	—	—	11,125	11,125
Balance at March 31, 2024	37,118	$37	$1,011,489	$(591,822)	$419,704
Three Months Ended March 31, 2023
Balance at January 1, 2023	36,868	$37	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	34	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(211)	—	(211)
Stock-based compensation	—	—	396	—	396
Net income	—	—	—	23,758	23,758
Balance at March 31, 2023	36,902	$37	$1,151,874	$(640,046)	$511,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,125	$23,758
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	5,754	5,072
(Gain) loss on derivative contracts	—	(1,447)
Settlement gains (losses) on derivative contracts	—	5,876
Stock-based compensation	536	396
Other	40	38
Changes in operating assets and liabilities	(1,774)	6,154
Net cash provided by operating activities	15,681	39,847
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(1,124)	(9,392)
Purchase of other property and equipment	(18)	(16)
Proceeds from sale of assets	38	—
Net cash used in investing activities	(1,104)	(9,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(59,718)	—
Reduction of financing lease liability	(207)	(132)
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(103)	(211)
Net cash used in financing activities	(60,028)	(343)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(45,451)	30,096
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	253,944	257,468
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$208,493	$287,564
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(33)	$(32)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$605	$8,904
Right-of-use assets obtained in exchange for financing lease obligations	$230	$—
Inventory material transfers to oil and natural gas properties	$19	$75
Asset retirement obligation capitalized	$—	$12
Change in dividends payable	$247	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas acquisition, development and production company headquartered in Oklahoma City, Oklahoma and organized in 2006 with a principal focus on developing and producing hydrocarbon resources in the United States.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned or majority-owned subsidiaries, including its proportionate share of the Royalty Trust. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2023 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the Company’s 2023 Form 10-K, as well as the items noted below.

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

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update change income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update changes said disclosures by requiring disaggregation by jurisdiction of disclosures of pretax income (or loss) and income tax expense (or benefit). This ASU is to be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the potential effect of the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, amended by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides optional practical expedients and exceptions for applying United States Generally Accepted Accounting Principles ("US GAAP") provisions to contracts, hedging relationships, and other transactions that reference LIBOR, or other reference rates expected to be discontinued because of reference rate changes, if certain criteria are met. The guidance in this update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2024. At this time, we do not expect this ASU to impact our disclosures or consolidated financial statements.

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at March 31, 2024 and December 31, 2023.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had no assets or liabilities classified in Level 2 of the hierarchy as of March 31, 2024 and December 31, 2023

Level 2 Fair Value Measurements

Commodity Derivative Contracts. As applicable, the fair values of the Company’s oil, natural gas and NGL fixed price swaps are based upon inputs that are either readily available in the public market, such as oil, natural gas and NGL futures prices, volatility factors and discount rates, or can be corroborated from active markets. Historically, if the Company has a commodity derivative contract in place, the fair value is determined through the use of a discounted cash flow model or option pricing model using the applicable inputs discussed above. The Company applies a weighted average credit default risk rating factor for its counterparties or gives effect to its credit default risk rating, as applicable, in determining the fair value of these derivative contracts. Credit default risk ratings are based on current published credit default swap rates.

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil, natural gas and NGL. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil, natural gas or NGL production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of March 31, 2024 and December 31, 2023.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes derivative activity for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
(Gain) loss on derivative contracts	$—	$(1,447)
Settlement gains (losses) on derivative contracts	$—	$5,876

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of March 31, 2024 and December 31, 2023.

Because we did not designate any of our derivative contracts as hedges for accounting purposes, changes in the fair value of our derivative contracts were recognized as gains and losses in the earnings of the relevant period. Changes in fair value were principally measured based on a comparison of future prices to the contract price at the end of the period.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Oil and natural gas properties
Proved	$1,539,497	$1,538,724
Unproved	11,215	11,197
Total oil and natural gas properties	1,550,712	1,549,921
Less: accumulated depreciation, depletion and impairment	(1,396,534)	(1,393,801)
Net oil and natural gas properties capitalized costs	154,178	156,120

Land	200	200
Electrical infrastructure	121,819	121,819
Non-oil and natural gas equipment	1,673	1,656
Building and structures	3,603	3,603
Financing leases	1,373	1,399
Total	128,668	128,677
Less: accumulated depreciation and amortization	(43,606)	(42,184)
Other property, plant and equipment, net	85,062	86,493
Total property, plant and equipment, net	$239,240	$242,613

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and other accrued expenses	$12,702	$12,854
Production payable	20,857	21,086
Payroll and benefits	4,994	4,146
Taxes payable	723	742
Total accounts payable and accrued expenses	$39,276	$38,828

6. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of March 31, 2024. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. We have partially released our valuation allowance on our deferred tax assets by $50.6 million as of March 31, 2024 and December 31, 2023. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company had no federal or state income tax expense or benefit for the three-month periods ended March 31, 2024 and 2023.

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

As of March 31, 2024, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, $199.0 million are derived from states the Company currently does not operate in. $651.0 million do not have an expiration date and $237.0 million will begin expiring in 2026 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at March 31, 2024 or December 31, 2023.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share (“common stock”) and 50 million shares of preferred stock, par value $0.001 per share. At March 31, 2024, the Company had 37.1 million shares of common stock issued and outstanding. Further, at March 31, 2024, the Company had 0.1 million of unvested restricted stock awards, 0.1 million shares of unvested restricted stock units, 0.2 million unvested stock options outstanding and no unvested performance share units.

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021 of $25.0 million. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program or the prior share repurchase program during the three-month periods ended March 31, 2024 or 2023.

Dividends. In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was first paid on March 29, 2024, to shareholders of record as of the close of business on March 15, 2024. The aggregate total payout was $4.1 million. The $0.11 per share dividend is subject to quarterly approval by the Board. Dividend payments for the three-month period ended March 31, 2024 totaled $59.7 million, which included $0.1 million of dividends on vested stock awards.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9. Revenues

The following table disaggregates the Company’s revenue by source for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Oil	$15,599	$19,410
Natural gas	6,007	13,390
NGL	8,677	10,347
Total revenues	$30,283	$43,147

Oil, natural gas and NGL revenues. A majority of the Company’s revenues come from sales of oil, natural gas and NGLs. In accordance with the contracts governing these sales, revenues are recorded at a point in time when control of the oil, natural gas and NGL production passes to the purchaser at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck. As the Company’s purchaser obtains control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross basis.

Pricing for the Company’s oil, natural gas and NGL contracts is variable and is based on volumes sold multiplied by either an index price, net of deductions, or a percentage of the sales price obtained by the purchaser, which is also based on index prices. The transaction price is allocated on a pro-rata basis to each unit of oil, natural gas or NGL sold based on the terms of the contract. Oil, natural gas and NGL revenues are also recorded net of royalties, discounts and allowances, and transportation costs, as applicable. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from revenues and are included in production, ad valorem, and other taxes expense in the condensed consolidated income statements.

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheet for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of March 31, 2024 and December 31, 2023, the Company had revenues receivable of $13.7 million and $14.5 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three-month periods ended March 31, 2024 or 2023, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Net income (loss)	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended March 31, 2024
Basic earnings per share	$11,125	37,042	$0.30
Effect of dilutive securities
Restricted stock units	—	38
Restricted stock awards	—	35
Performance share units (1)	—	13
Stock options	—	6
Diluted earnings per share (2)	$11,125	37,134	$0.30
Three Months Ended March 31, 2023
Basic earnings per share	$23,758	36,859	$0.64
Effect of dilutive securities
Restricted stock units	—	177
Restricted stock awards	—	7
Performance share units (1)	—	13
Stock options	—	54
Diluted earnings per share (2)	$23,758	37,110	$0.64
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards, performance share units, and stock options were included for the three-month periods ended March 31, 2024 and 2023 as their effect was dilutive under the treasury stock method.

11. Subsequent Events

On May 2, 2024, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, payable on May 31, 2024 to shareholders of record on May 17, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2023 Form 10-K. Our discussion and analysis includes the following subjects:

•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.

The financial information with respect to the three-month periods ended March 31, 2024 and 2023, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three-month periods ended March 31, 2024 and 2023:
Total MBoe production for the three-month period ended March 31, 2024 was comprised of approximately 15.1% oil, 58.2% natural gas and 26.7% NGL compared to 17.4% oil, 54.6% natural gas and 28.0% NGL in the first quarter of 2023.

Recent Events

~~•~~In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was first paid on March 29, 2024, to shareholders of record as of the close of business on March 15, 2024. The aggregate total payout was $4.1 million. The $0.11 per share dividend is subject to quarterly approval by the Board.

~~•~~On May 2, 2024, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, payable on May 31, 2024 to shareholders of record on May 17, 2024.
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

	Three-month periods ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 30, 2023
NYMEX Oil (per Bbl)	$77.50	$78.53	$82.25	$73.54	$75.93
NYMEX Natural gas (per Mcf)	$2.23	$2.84	$2.69	$2.26	$2.74

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

Revenues

Consolidated revenues for the three-month periods ended March 31, 2024 and 2023 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Oil	$15,599	$19,410	$(3,811)
Natural gas	6,007	13,390	(7,383)
NGL	8,677	10,347	(1,670)
Total revenues	$30,283	$43,147	$(12,864)

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three-month periods ended March 31, 2024 and 2023 is shown in the table below:

	Three Months Ended March 31,

	2024	2023	Change
Production data
Oil (MBbls)	208	261	(53)
Natural gas (MMcf)	4,807	4,912	(105)
NGL (MBbls)	367	420	(53)
Total volumes (MBoe)	1,376	1,500	(124)
Average daily total volumes (MBoe/d)	15.1	16.7	(1.6)
Average prices—as reported (1)
Oil (per Bbl)	$75.08	$74.26	$0.82
Natural gas (per Mcf)	$1.25	$2.73	$(1.48)
NGL (per Bbl)	$23.65	$24.62	$(0.97)
Total (per Boe)	$22.01	$28.76	$(6.75)
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$75.08	$74.26	$0.82
Natural gas (per Mcf)	$1.25	$3.92	$(2.67)
NGL (per Bbl)	$23.65	$24.62	$(0.97)
Total (per Boe)	$22.01	$32.67	$(10.66)

__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three-month period ended March 31, 2024 are shown in the table below (in thousands):

Three Months Ended March 31, 2024
Q1 2023 oil, natural gas and NGL revenues	$43,147
Change due to production volumes	(2,729)
Change due to average prices	(10,135)
Q1 2024 oil, natural gas and NGL revenues	$30,283

Oil, natural gas, and NGL revenues decreased primarily due to lower commodity prices. Production volumes for the three months ended March 31, 2024 decreased primarily due to the natural declines of our producing wells, as well as an increase in downtime associated with inclement weather for the period. There were no new wells or completions during the period, as the Company defers higher level of capital investment for higher commodity periods to maximizes returns. See "Item 1A—Risk Factors" included in our 2023 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three-month periods ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,

	2024	2023	Change

Lease operating expenses	$10,892	$11,694	$(802)
Production, ad valorem, and other taxes	1,896	3,751	(1,855)
Depreciation and depletion—oil and natural gas	4,076	3,454	622
Depreciation and amortization—other	1,678	1,618	60
Total operating expenses	$18,542	$20,517	$(1,975)

Lease operating expenses ($/Boe)	$7.92	$7.79	$0.13
Production, ad valorem, and other taxes ($/Boe)	$1.38	$2.50	$(1.12)
Depreciation and depletion—oil and natural gas ($/Boe)	$2.96	$2.30	$0.66
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	6.3%	8.7%	(2.4)%

The decrease in lease operating expenses for the three-month periods ended March 31, 2024 was primarily due to decreases in utility costs and expense workovers.

Production, ad valorem, and other taxes for the three-month periods ended March 31, 2024 decreased primarily due to lower commodity prices and related revenues. Production, ad valorem, and other taxes for the three month period ended March 31, 2024 decreased as a percentage of oil, natural gas and NGL revenue primarily due to a decrease in ad valorem taxes as a result of decreased valuation assessments on our oil and gas properties.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result a decrease in proved reserves at March 31, 2024, driven by lower SEC prices (as defined below), which increased our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2024 were $77.48 per barrel of oil and $2.45 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three-month periods ended March 31, 2024 or 2023. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the March 31, 2024 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended April 30, 2024, as well as two months of NYMEX strip pricing for May and June of 2024 as of April 30, 2024, we estimate the SEC prices utilized in the June 30, 2024 full cost ceiling test may be $79.60 per barrel of oil and $2.34 per MMBtu of natural gas (the "estimated second quarter prices"). Applying these estimated second quarter prices, and holding all other inputs constant to those used in the calculation of our March 31, 2024 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the second quarter of 2024.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses for the three-month periods ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,

	2024	2023	Change
General and administrative	$3,332	$2,909	$423
Restructuring expenses	—	39	(39)
Employee termination benefits	—	19	(19)
(Gain) loss on derivative contracts	—	(1,447)	1,447
Other operating (income) expense, net	(9)	(94)	85
Total other operating expenses	$3,323	$1,426	$1,897

The increase in general and administrative expenses for the three months ended March 31, 2024 was primarily the result of an increase in service and personnel costs.

The following table summarizes derivative activity for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
(Gain) loss on derivative contracts	$—	$(1,447)
Settlement gains (losses) on derivative contracts	$—	$5,876

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

Other Income (Expense)

Our other income (expense) for the three-month periods ended March 31, 2024 and 2023 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Other income (expense)
Interest income (expense), net	$2,698	$2,499
Other income (expense), net	9	55
Total other income	$2,707	$2,554

Interest income, net during the three-month periods ended March 31, 2024 and 2023 is primarily comprised of interest income on cash deposits.

Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents, including restricted cash was $208.5 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of March 31, 2024.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Dividend payments to shareholders of $59.7 million were the primary drivers in the reduction of working capital to $184.5 million at March 31, 2024 compared to $228.5 million at December 31, 2023. This activity was partially offset by cash flows from operations.

In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was first paid on March 29, 2024, to shareholders of record as of the close of business on March 15, 2024. The aggregate total payout was $4.1 million. The $0.11 per share dividend is subject to quarterly approval by the Board. Dividend payments for the three-month period ended March 31, 2024 totaled $59.7 million, which included $0.1 million in dividends on vested stock awards. See Note 8 for further discussion of the Company’s dividends.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the three-month periods ended March 31, 2024 and 2023 are presented in the following table and discussed below (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities	$15,681	$39,847
Cash flows used in investing activities	(1,104)	(9,408)
Cash flows used in financing activities	(60,028)	(343)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(45,451)	$30,096

Cash Flows from Operating Activities

The $24.2 million decrease in cash flows from operations for the three-month period ended March 31, 2024 compared to the same period in 2023 is primarily due to a decrease in revenues from lower commodity prices.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the three-month periods ended March 31, 2024 and 2023 reflect capital expenditures of $1.1 million and $9.4 million, respectively, primarily related to capital expenditures made for capital workovers, well reactivation and drilling in 2023. Given the decline in natural gas prices, we have prudently elected to defer our drilling option for higher commodity price environments to maximize returns.

Capital expenditures for the three-month periods ended March 31, 2024 and 2023 are summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Capital Expenditures
Drilling, completion, and capital workovers	$745	$12,079
Leasehold and geophysical	84	141
Capital expenditures (on an accrual basis)	829	12,220
Changes in accounts payable and accrued expenses	314	(2,753)
Inventory material transfers to oil and natural gas properties	(19)	(75)
Total cash paid for capital expenditures	$1,124	$9,392

Cash Flows from Financing Activities

Cash used in financing activities for the three-month period ended March 31, 2024 consisted primarily of $59.7 million in cash dividends, $0.1 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.2 million. Cash used in financing activities for the three-month period ended March 31, 2023 consisted primarily of $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise and finance lease payments of $0.1 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At March 31, 2024, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2023 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first three months of 2024.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At March 31, 2024, we had no open commodity derivative contracts or obligations to enter into commodity derivative contracts.

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

The following table summarizes derivative activity for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
(Gain) loss on derivative contracts	$—	$(1,447)
Settlement gains (losses) on derivative contracts	$—	$5,876

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 6—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

Information regarding our risk factors appears in Item 1A. of our 2023 Form 10-K for the year ended December 31, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

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

The following table presents a summary of share repurchases made by the Company during the three-month period ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
January 1, 2024 - January 31, 2024	—	$—	—	$75.0
February 1, 2024 - February 29, 2024	4,886	$12.71	—	$75.0
March 1, 2024 - March 31, 2024	2,925	$13.89	—	$75.0
Total	7,811		—

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

SandRidge Energy, Inc.

Date: May 8, 2024	By:	/s/ Brandon Brown
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)