Form 10-Q
period 2024-06-30
SANDRIDGE ENERGY INC
filed 2024-08-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 1, 2024, was 37,181,630.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2024

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$209,908	$252,407
Restricted cash - other	1,384	1,537
Accounts receivable, net	23,264	22,166
Prepaid expenses	1,674	430
Other current assets	932	1,314
Total current assets	237,162	277,854
Oil and natural gas properties, using full cost method of accounting
Proved	1,545,318	1,538,724
Unproved	9,861	11,197
Less: accumulated depreciation, depletion and impairment	(1,399,863)	(1,393,801)
	155,316	156,120
Other property, plant and equipment, net	83,312	86,493
Other assets	3,212	3,130
Deferred tax assets, net of valuation allowance	50,569	50,569
Total assets	$529,571	$574,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,694	$38,828
Asset retirement obligations	9,789	9,851
Other current liabilities	674	645
Total current liabilities	46,157	49,324
Asset retirement obligations	56,544	54,553
Other long-term obligations	2,063	2,178
Total liabilities	104,764	106,055
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,182 issued and outstanding at June 30, 2024 and 37,091 issued and outstanding at December 31, 2023	37	37
Additional paid-in capital	1,007,798	1,071,021
Accumulated deficit	(583,028)	(602,947)
Total stockholders’ equity	424,807	468,111
Total liabilities and stockholders’ equity	$529,571	$574,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Oil, natural gas and NGL	$25,977	$33,419	$56,260	$76,566
Total revenues	25,977	33,419	56,260	76,566
Expenses
Lease operating expenses	8,738	8,802	19,630	20,496
Production, ad valorem, and other taxes	1,841	2,740	3,737	6,491
Depreciation and depletion — oil and natural gas	4,350	3,744	8,426	7,198
Depreciation and amortization — other	1,664	1,615	3,342	3,233
General and administrative	3,050	2,476	6,382	5,385
Restructuring expenses	81	262	81	301
Employee termination benefits	—	—	—	19
(Gain) loss on derivative contracts	—	—	—	(1,447)
Other operating (income) expense, net	33	(27)	24	(121)
Total expenses	19,757	19,612	41,622	41,555
Income from operations	6,220	13,807	14,638	35,011
Other income (expense)
Interest income (expense), net	2,491	2,828	5,189	5,327
Other income (expense), net	83	2	92	57
Total other income (expense)	2,574	2,830	5,281	5,384
Income (loss) before income taxes	8,794	16,637	19,919	40,395
Income tax (benefit) expense	—	—	—	—
Net income (loss)	$8,794	$16,637	$19,919	$40,395
Net income (loss) per share
Basic	$0.24	$0.45	$0.54	$1.10
Diluted	$0.24	$0.45	$0.54	$1.09
Weighted average number of common shares outstanding
Basic	37,083	36,892	37,063	36,876
Diluted	37,158	37,097	37,108	37,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Six Months Ended June 30, 2024
Balance at January 1, 2024	37,091	$37	$1,071,021	$(602,947)	$468,111
Issuance of stock awards, net of cancellations	27	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(103)	—	(103)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(59,965)		(59,965)
Net income	—	—	—	11,125	11,125
Balance at March 31, 2024	37,118	$37	$1,011,489	$(591,822)	$419,704
Issuance of stock awards, net of cancellations	64	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(124)	—	(124)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(4,103)	—	(4,103)
Net income	—	—	—	8,794	8,794
Balance at June 30, 2024	37,182	$37	$1,007,798	$(583,028)	$424,807
Six Months Ended June 30, 2023
Balance at January 1, 2023	36,868	$37	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	34	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(211)	—	(211)
Stock-based compensation	—	—	396	—	396
Net income	—	—	—	23,758	23,758
Balance at March 31, 2023	36,902	$37	$1,151,874	$(640,046)	$511,865
Issuance of stock awards, net of cancellations	64	—	—	—	—
Stock-based compensation	—	—	576	—	576
Dividends to shareholders	—	—	(74,380)	—	(74,380)
Net income	—	—	—	16,637	16,637
Balance at June 30, 2023	36,966	$37	$1,078,070	$(623,409)	$454,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,919	$40,395
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	11,768	10,431
(Gain) loss on derivative contracts	—	(1,447)
Settlement gains (losses) on derivative contracts	—	5,876
Stock-based compensation	1,072	946
Other	80	77
Changes in operating assets and liabilities	(5,746)	7,574
Net cash provided by operating activities	27,093	63,852
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(3,575)	(24,327)
Acquisition of assets	(2,103)	—
Purchase of other property and equipment	(12)	(31)
Proceeds from sale of assets	571	1,334
Net cash used in investing activities	(5,119)	(23,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(64,003)	(73,823)
Reduction of financing lease liability	(396)	(261)
Proceeds from exercise of stock options	—	26
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(227)	(211)
Net cash used in financing activities	(64,626)	(74,269)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(42,652)	(33,441)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	253,944	257,468
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$211,292	$224,027
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(64)	$(54)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$641	$1,775
Right-of-use assets obtained in exchange for financing lease obligations	$230	$260
Inventory material transfers to oil and natural gas properties	$71	$1,205
Asset retirement obligation capitalized	$—	$12
Change in dividends payable	$(65)	$(557)

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

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2024 and December 31, 2023.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had no assets or liabilities classified in Level 2 of the hierarchy as of June 30, 2024 and December 31, 2023.

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

3. Derivatives

Commodity Derivatives

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil, natural gas and NGL. On occasion, the Company has attempted to manage this risk on a portion of its forecasted oil, natural gas or NGL production sales through the use of commodity derivative contracts. There were no open commodity derivative contracts as of June 30, 2024 and December 31, 2023.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes derivative activity for the six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Gain) loss on derivative contracts	$—	$—	$—	$(1,447)
Settlement gains (losses) on derivative contracts	$—	$—	$—	$5,876

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from its counterparties. There were no open commodity derivatives contracts as of June 30, 2024 and December 31, 2023.

Because we did not designate any of our derivative contracts as hedges for accounting purposes, changes in the fair value of our derivative contracts were recognized as gains and losses in the earnings of the relevant period. Changes in fair value were principally measured based on a comparison of future prices to the contract price at the end of the period.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Oil and natural gas properties
Proved	$1,545,318	$1,538,724
Unproved	9,861	11,197
Total oil and natural gas properties	1,555,179	1,549,921
Less: accumulated depreciation, depletion and impairment	(1,399,863)	(1,393,801)
Net oil and natural gas properties capitalized costs	155,316	156,120

Land	200	200
Electrical infrastructure	121,818	121,819
Non-oil and natural gas equipment	1,654	1,656
Building and structures	3,603	3,603
Financing leases	1,050	1,399
Total	128,325	128,677
Less: accumulated depreciation and amortization	(45,013)	(42,184)
Other property, plant and equipment, net	83,312	86,493
Total property, plant and equipment, net	$238,628	$242,613

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and other accrued expenses	$12,118	$12,854
Production payable	20,254	21,086
Payroll and benefits	2,913	4,146
Taxes payable	409	742
Total accounts payable and accrued expenses	$35,694	$38,828

6. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of June 30, 2024. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. We have partially released our valuation allowance on our deferred tax assets by $50.6 million as of June 30, 2024 and December 31, 2023. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company had no federal or state income tax expense or benefit for the three or six-month periods ended June 30, 2024 and 2023.

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

As of June 30, 2024, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, $199.1 million are derived from states the Company currently does not operate in. $650.7 million do not have an expiration date and $237.4 million will begin expiring in 2026 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at June 30, 2024 or December 31, 2023.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share (“common stock”) and 50 million shares of preferred stock, par value $0.001 per share. At June 30, 2024, the Company had 37.2 million shares of common stock issued and outstanding. Further, at June 30, 2024, the Company had 0.1 million of unvested restricted stock awards, 0.2 million shares of unvested restricted stock units, 0.2 million unvested stock options outstanding and an immaterial number of unvested performance share units.

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021 of $25.0 million. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program or the prior share repurchase program during the three or six-month periods ended June 30, 2024 or 2023.

Dividends. In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was paid on March 29 and May 31, 2024, to shareholders of record as of the close of business on March 15 and May 17, 2024, respectively. The aggregate total payout was $8.2 million. The $0.11 per share dividend is subject to quarterly approval by the Board. Dividend payments for the six-month period ended June 30, 2024 totaled $64.0 million, which included $0.3 million of dividends on vested stock awards. In May 2023, the Board approved a one-time cash dividend of $2.00 per share of the Company’s common stock, which was paid on June 7, 2023 to shareholders of record as of the close of business on May 24, 2023. The aggregate total payout was approximately $73.8 million.

The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on July 13, 2020. On June 20, 2023, the Company entered into an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, as amended, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”). The Tax Benefits Preservation Plan will expire on the earliest of: (i) the time at which the Rights are redeemed pursuant to the Tax Benefits Preservation Plan, (ii) the time at which the Rights are exchanged pursuant to the Tax Benefits Preservation Plan, (iii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in Section 13(f) of the Tax Benefits Preservation Plan, at which time, the Rights are terminated, (iv) the time at which the Board determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes and (v) the Close of Business on July 1, 2026. At the Company's 2024 Annual Meeting held on June 12, 2024, the Company's stockholders approved the extension of the Tax Benefits Preservation Plan to July 1, 2026.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9. Revenues

The following table disaggregates the Company’s revenue by source for the three and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Oil	$14,732	$19,584	$30,331	$38,994
Natural gas	2,946	6,805	8,953	20,195
NGL	8,299	7,030	16,976	17,377
Total revenues	$25,977	$33,419	$56,260	$76,566

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheet for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of June 30, 2024 and December 31, 2023, the Company had revenues receivable of $11.5 million and $14.5 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three and six-month periods ended June 30, 2024 or 2023, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Net income (loss)	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended June 30, 2024
Basic earnings per share	$8,794	37,083	$0.24
Effect of dilutive securities
Restricted stock units	—	24
Restricted stock awards	—	23
Performance share units (1)	—	1
Stock options	—	27
Diluted earnings per share (2)	$8,794	37,158	$0.24
Three Months Ended June 30, 2023
Basic earnings per share	$16,637	36,892	$0.45
Effect of dilutive securities
Restricted stock units	—	177
Restricted stock awards	—	—
Performance share units (1)	—	—
Stock options	—	28
Diluted earnings per share (2)	$16,637	$37,097	$0.45
Six Months Ended June 30, 2024
Basic earnings per share	19,919	37,063	$0.54
Effect of dilutive securities
Restricted stock units	—	12
Restricted stock awards	—	15
Performance share units (1)	—	1
Stock options	—	17
Diluted earnings per share (2)	$19,919	37,108	$0.54
Six Months Ended June 30, 2023
Basic earnings per share	$40,395	36,876	$1.10
Effect of dilutive securities
Restricted stock units	—	168
Restricted stock awards	—	—
Performance share units (1)	—	—
Stock options	—	41
Diluted earnings per share (2)	$40,395	$37,085	$1.09
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards, performance share units, and stock options were included for the three and six-month periods ended June 30, 2024 as their effect was dilutive under the treasury stock method. The incremental shares of potentially dilutive restricted stock units and stock options were included for the three and six-month periods ended June 30, 2023 as their effect was dilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Subsequent Events

•On July 29, 2024, the Company entered into a purchase and sale agreement to acquire certain producing assets and leasehold interests in the Western Anadarko Basin for cash consideration of $144 million, before customary purchase price adjustments, with an effective date of July 1, 2024. The Company also entered into a joint development agreement governing its participation in the future development of certain leasehold interests acquired in the acquisition. The transaction is expected to be funded with cash on hand and is targeted to close by the end of the third quarter of 2024.

•Subsequent to June 30, 2024, the Company entered into the following oil and NGL derivative contracts:

Period	Type of Derivative Instrument	Index(1)	Daily Volume (Bbl)	Weighted Average Price Per Barrel
September 2024 - December 2024	Swaps	Mont Belvieu OPIS	400	$42.76
September 2024 - December 2024	Swaps	NYMEX WTI	900	$74.85
January 2025 - December 2025	Swaps	Mont Belvieu OPIS	300	$39.69
January 2025 - December 2025	Swaps	NYMEX WTI	500	$71.60
January 2026 - June 2026	Swaps	NYMEX WTI	300	$68.67

(1) NGL swaps exclude ethane

•On August 6, 2024, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, payable on August 30, 2024 to shareholders of record on August 16, 2024.

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

The financial information with respect to the three and six-month periods ended June 30, 2024 and 2023, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three and six-month periods ended June 30, 2024 and 2023:

Total Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,363
185
741
437
1,593
288
864
441
2,739
393
1,542
804
3,093
549
1,683
861
Q2 2024
Q2 2023
6 Mo. Ended 2024
6 Mo. Ended 2023
Oil
Natural Gas
NGL

Total MBoe production for the three-month period ended June 30, 2024 was comprised of approximately 13.6% oil, 54.3% natural gas and 32.1% NGL compared to 18.1% oil, 54.2% natural gas and 27.7% NGL in 2023. Total MBoe production for the six-month period ended June 30, 2024 was comprised of approximately 14.3% oil, 56.3% natural gas and 29.4% NGL compared to 17.8% oil, 54.4% natural gas and 27.8% NGL in 2023.

Recent Events

•On June 13, 2024, the Company closed on the acquisition of producing oil and gas assets intermediately adjacent to its assets in Alfalfa, Grant and Woods counties in Oklahoma for $2.1 million, subject to customary post-closing adjustments.

•On July 29, 2024, the Company entered into a purchase and sale agreement to acquire certain producing assets and leasehold interests in the Western Anadarko Basin for cash consideration of $144 million, before customary purchase price adjustments, with an effective date of July 1, 2024. The Company also entered into a joint development agreement governing its participation in the future development of certain leasehold interests acquired in the acquisition. The transaction is expected to be funded with cash on hand and is targeted to close by the end of the third quarter of 2024.

•On August 6, 2024, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, payable on August 30, 2024 to shareholders of record on August 16, 2024.

•Subsequent to June 30, 2024, the Company entered into oil and NGL derivative contracts. See “Note 11 — Subsequent Events” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivative contracts.
Outlook

We recently announced the entry into a purchase and sale agreement to acquire assets in the Western Anadarko Basin. These assets include 42 producing wells, 4 drilled uncompleted (“DUC”) wells and leasehold interest in 11 drilling and spacing units (“DSUs”). While we will continue to be responsible stewards of our incumbent asset base, upon consummation of the transaction, our focus will expand to include the efficient integration of these new assets, utilizing our low-cost operating expertise. The transaction also provides the potential for expanded activity, which could include the completion of 3 operated DUC wells this year. We will work with our joint development partner, who has a demonstrable history of successful operations in the play, to plan and initiate a drilling campaign, potentially as early as the fourth quarter of this year. We will assume operatorship of the new wells after they are producing. More information and updated guidance will be provided, subject to closing the acquisition, which we anticipate will occur before the end of the third quarter.

We remain focused on growing the value of our asset base in a safe, responsible and efficient manner, while exercising prudent capital allocations to projects that provide high rates of returns in the current commodity price environment.

These standalone projects include (1) artificial lift conversions to more efficient and cost-effective systems, (2) high-graded re-fracturing and recompletion and (3) opportunistic leasing that could bolster future development and complement the recently acquired Cherokee assets. Our incumbent leasehold remains approximately 99% held by production, which cost-effectively maintains its development option over a reasonable tenor. These assets have higher relative gas content for which prices are not yet at optimal levels to resume development or material reactivations. However, we will continue to monitor forward-looking commodity prices, project results, costs and other factors that could influence returns on investments over an expanded portfolio. These and other factors will continue to shape our development decisions in 2024 and beyond.

We remain vigilant in evaluating further merger and acquisition opportunities, with consideration of our strong balance sheet and commitment to our capital return program.

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

	Three-month periods ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
NYMEX Oil (per Bbl)	$81.81	$77.50	$78.53	$82.25	$73.54
NYMEX Natural gas (per Mcf)	$2.15	$2.23	$2.84	$2.69	$2.26

In order to reduce our exposure to price fluctuations, from time to time we may enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas and NGL production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil and natural gas. Conversely, during periods of declining oil and natural gas market prices, our commodity derivative contracts may partially offset declining revenues and cash flows to the extent strike prices for our contracts are above market prices at the time of settlement. See “Note 3 — Derivatives” and “Note 11 — Subsequent Events” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Revenues

Consolidated revenues for the three and six-month periods ended June 30, 2024 and 2023 are presented in the table below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Oil	$14,732	$19,584	$(4,852)	$30,331	$38,994	$(8,663)
Natural gas	2,946	6,805	(3,859)	8,953	20,195	(11,242)
NGL	8,299	7,030	1,269	16,976	17,377	(401)
Total revenues	$25,977	$33,419	$(7,442)	$56,260	$76,566	$(20,306)

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three-month periods ended June 30, 2024 and 2023 is shown in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,

	2024	2023	Change	2024	2023	Change
Production data
Oil (MBbls)	185	288	(103)	393	549	(156)
Natural gas (MMcf)	4,443	5,185	(742)	9,250	10,097	(847)
NGL (MBbls)	437	441	(4)	804	861	(57)
Total volumes (MBoe)	1,363	1,593	(230)	2,739	3,093	(354)
Average daily total volumes (MBoe/d)	15.0	17.5	(2.5)	15.0	17.1	(2.1)
Average prices—as reported (1)
Oil (per Bbl)	$79.54	$68.02	$11.52	$77.18	$70.99	$6.19
Natural gas (per Mcf)	$0.66	$1.31	$(0.65)	$0.97	$2.00	$(1.03)
NGL (per Bbl)	$18.99	$15.97	$3.02	$21.11	$20.19	$0.92
Total (per Boe)	$19.06	$20.99	$(1.93)	$20.54	$24.76	$(4.22)
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$79.54	$68.02	$11.52	$77.18	$70.99	$6.19
Natural gas (per Mcf)	$0.66	$1.31	$(0.65)	$0.97	$2.58	$(1.61)
NGL (per Bbl)	$18.99	$15.97	$3.02	$21.11	$20.19	$0.92
Total (per Boe)	$19.06	$20.99	$(1.93)	$20.54	$26.66	$(6.12)

__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six-month periods ended June 30, 2024 are shown in the table below (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
2023 oil, natural gas and NGL revenues	$33,419	$76,566
Change due to production volumes	(4,372)	(7,269)
Change due to average prices	(3,070)	(13,037)
2024 oil, natural gas and NGL revenues	$25,977	$56,260

Oil, natural gas, and NGL revenues decreased primarily due to lower commodity prices and production volumes. Production volumes decreased primarily due to the natural declines of our producing wells, as well as an increase in downtime associated with inclement weather for the period. See "Item 1A—Risk Factors" included in our 2023 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three-month periods ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2024	2023	Change	2024	2023	Change

Lease operating expenses	$8,738	$8,802	$(64)	$19,630	$20,496	$(866)
Production, ad valorem, and other taxes	1,841	2,740	(899)	3,737	6,491	(2,754)
Depreciation and depletion—oil and natural gas	4,350	3,744	606	8,426	7,198	1,228
Depreciation and amortization—other	1,664	1,615	49	3,342	3,233	109
Total operating expenses	$16,593	$16,901	$(308)	$35,135	$37,418	$(2,283)

Lease operating expenses ($/Boe)	$6.41	$5.53	$0.88	$7.17	$6.63	$0.54
Production, ad valorem, and other taxes ($/Boe)	$1.35	$1.72	$(0.37)	$1.36	$2.10	$(0.74)
Depreciation and depletion—oil and natural gas ($/Boe)	$3.19	$2.35	$0.84	$3.08	$2.33	$0.75
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	7.1%	8.2%	(1.1)%	6.6%	8.5%	(1.9)%

Lease operating expenses decreased for the six months ended June 30, 2024 compared to the same period in 2023 due to a reduction in utility costs and expense workovers. The increase in lease operating expenses per Boe were primarily due to decreased production volumes for the three and six-months ended June 30, 2024.

Production, ad valorem, and other taxes for the three and six-month periods ended June 30, 2024 decreased primarily due to lower commodity prices, sales volumes, and related revenues. Production, ad valorem, and other taxes for the three and six-month periods ended June 30, 2024 decreased as a percentage of oil, natural gas and NGL revenue primarily due to a decrease in ad valorem taxes as a result of decreased valuation assessments on our oil and gas properties.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of a decrease in proved reserves at June 30, 2024 which increased our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2024 were $79.00 per barrel of oil and $2.32 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three or six-month periods ended June 30, 2024 or 2023. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the June 30, 2024 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended July 31, 2024, as well as two months of NYMEX strip pricing for August and September of 2024 as of July 25, 2024, we estimate the SEC prices utilized in the September 30, 2024 full cost ceiling test may be $79.10 per barrel of oil and $2.23 per MMBtu of natural gas (the "estimated third quarter prices"). Applying these estimated third quarter prices, and holding all other inputs constant to those used in the calculation of our June 30, 2024 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the third quarter of 2024.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses for the three and six-month periods ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2024	2023	Change	2024	2023	Change
General and administrative	$3,050	$2,476	$574	$6,382	$5,385	$997
Restructuring expenses	81	262	(181)	81	301	(220)
Employee termination benefits	—	—	—	—	19	(19)
(Gain) loss on derivative contracts	—	—	—	—	(1,447)	1,447
Other operating (income) expense, net	33	(27)	60	24	(121)	145
Total other operating expenses	$3,164	$2,711	$453	$6,487	$4,137	$2,350

The increase in general and administrative expenses for the three and six-month periods ended June 30, 2024 was primarily the result of an increase in service and personnel costs.

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Gain) loss on derivative contracts	$—	$—	$—	$(1,447)
Settlement gains (losses) on derivative contracts	$—	$—	$—	$5,876

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

Other Income (Expense)

Our other income (expense) for the three and six-month periods ended June 30, 2024 and 2023 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (expense)
Interest income (expense), net	$2,491	$2,828	$5,189	$5,327
Other income (expense), net	83	2	92	57
Total other income	$2,574	$2,830	$5,281	$5,384

Interest income, net during the three and six-month periods ended June 30, 2024 and 2023 is primarily comprised of interest income on cash deposits.

Liquidity and Capital Resources

As of June 30, 2024, our cash and cash equivalents, including restricted cash was $211.3 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of June 30, 2024.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Dividend payments to shareholders of $64.0 million were the primary drivers in the reduction of working capital to $191.0 million at June 30, 2024 compared to $228.5 million at December 31, 2023. This activity was partially offset by cash flows from operations.

Dividend payments for the six-month period ended June 30, 2024 totaled $64.0 million, which included $0.3 million of dividends on vested stock awards. Dividend payments for the six-month period ended June 30, 2023 totaled $73.8 million. See Note 8 for further discussion of the Company’s dividends.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the six-month periods ended June 30, 2024 and 2023 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$27,093	$63,852
Cash flows used in investing activities	(5,119)	(23,024)
Cash flows used in financing activities(1)	(64,626)	(74,269)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(42,652)	$(33,441)

(1) Includes $64.0 million and $73.8 million in dividend payments for the six-month periods ended June 30, 2024 and 2023, respectively.

Cash Flows from Operating Activities

The $36.8 million decrease in cash flows from operations for the six-month period ended June 30, 2024 compared to the same period in 2023 is primarily due to a decrease in revenues from lower commodity prices and sales volumes.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the six-month periods ended June 30, 2024 and 2023 reflect capital expenditures of $3.6 million and $24.3 million, respectively, primarily related to capital expenditures made for capital workovers, well reactivation and drilling in 2023. Given the decline in natural gas prices, we have prudently elected to defer our drilling option for higher commodity price environments to maximize returns. Additionally, the Company acquired producing oil and gas assets for $2.1 million during the six-months ended June 30, 2024.

Capital expenditures for the six-month periods ended June 30, 2024 and 2023 are summarized below (in thousands):

	Six Months Ended June 30,
	2024	2023
Capital Expenditures
Drilling, completion, and capital workovers	$2,468	$21,347
Leasehold and geophysical	900	(191)
Capital expenditures (on an accrual basis)	3,368	21,156
Acquisitions	2,103	—
Capital expenditures, including acquisitions	5,471	21,156
Changes in accounts payable and accrued expenses	278	4,376
Inventory material transfers to oil and natural gas properties	(71)	(1,205)
Total cash paid for capital expenditures	$5,678	$24,327

Cash Flows from Financing Activities

Cash used in financing activities for the six-month period ended June 30, 2024 consisted primarily of $64.0 million in cash dividends, $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.4 million. Cash used in financing activities for the six-month period ended June 30, 2023 consisted primarily of $73.8 million in cash dividends, $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.3 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At June 30, 2024, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2023 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2024.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At June 30, 2024, we had no open commodity derivative contracts or obligations to enter into commodity derivative contracts.

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

The following table summarizes derivative activity for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Gain) loss on derivative contracts	$—	$—	$—	$(1,447)
Settlement gains (losses) on derivative contracts	$—	$—	$—	$5,876

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 6—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

Information regarding our risk factors appears in Item 1A. of our 2023 Form 10-K for the year ended December 31, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. Additionally, the following is a risk factor that could adversely affect our business:

Risks Related to the pending Western Anadarko Basin Acquisition

Our ability to complete the recently announced acquisition of certain producing assets and leasehold interests in the Western Anadarko Basin (the “Acquisition”) is subject to certain closing conditions, including approval by our Board, regulatory clearance and other required closing conditions imposed in the Purchase Agreement, which may not be satisfied and could adversely affect us or cause the Acquisition not to be completed.

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

The following table presents a summary of share repurchases made by the Company during the three-month period ended June 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
April 1, 2024 - April 30, 2024	8,375	$14.77	—	$75.0
May 1, 2024 - May 31, 2024	—	$—	—	$75.0
June 1, 2024 - June 30, 2024	—	$—	—	$75.0
Total	8,375		—

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

SandRidge Energy, Inc.

Date: August 8, 2024	By:	/s/ Brandon Brown
Brandon Brown Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)