Form 10-Q
period 2024-09-30
SANDRIDGE ENERGY INC
filed 2024-11-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2024, was 37,213,798.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2024

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$92,697	$252,407
Restricted cash - other	1,384	1,537
Accounts receivable, net	28,506	22,166
Derivative contracts	1,284	—
Prepaid expenses	886	430
Other current assets	814	1,314
Total current assets	125,571	277,854
Oil and natural gas properties, using full cost method of accounting
Proved	1,677,882	1,538,724
Unproved	17,487	11,197
Less: accumulated depreciation, depletion and impairment	(1,406,957)	(1,393,801)
	288,412	156,120
Other property, plant and equipment, net	81,694	86,493
Derivative contracts	383	—
Other assets	3,172	3,130
Deferred tax assets, net of valuation allowance	66,008	50,569
Total assets	$565,240	$574,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$48,479	$38,828
Asset retirement obligations	9,668	9,851
Other current liabilities	608	645
Total current liabilities	58,755	49,324
Asset retirement obligations	57,775	54,553
Other long-term obligations	1,953	2,178
Total liabilities	118,483	106,055
Commitments and contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,205 issued and outstanding at September 30, 2024 and 37,091 issued and outstanding at December 31, 2023	37	37
Additional paid-in capital	1,004,264	1,071,021
Accumulated deficit	(557,544)	(602,947)
Total stockholders’ equity	446,757	468,111
Total liabilities and stockholders’ equity	$565,240	$574,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Oil, natural gas and NGL	$30,057	$38,149	$86,317	$114,715
Total revenues	30,057	38,149	86,317	114,715
Expenses
Lease operating expenses	9,104	11,450	28,734	31,946
Production, ad valorem, and other taxes	1,813	2,031	5,550	8,522
Depreciation and depletion — oil and natural gas	8,345	4,217	16,771	11,415
Depreciation and amortization — other	1,605	1,637	4,947	4,870
General and administrative	2,304	2,619	8,686	8,004
Restructuring expenses	260	42	341	343
Employee termination benefits	—	—	—	19
(Gain) loss on derivative contracts	(1,866)	—	(1,866)	(1,447)
Other operating (income) expense, net	—	(31)	24	(152)
Total expenses	21,565	21,965	63,187	63,520
Income from operations	8,492	16,184	23,130	51,195
Other income (expense)
Interest income (expense), net	1,553	2,455	6,742	7,782
Other income (expense), net	—	31	92	88
Total other income (expense)	1,553	2,486	6,834	7,870
Income (loss) before income taxes	10,045	18,670	29,964	59,065
Income tax (benefit) expense	(15,439)	—	(15,439)	—
Net income (loss)	$25,484	$18,670	$45,403	$59,065
Net income (loss) per share
Basic	$0.69	$0.51	$1.22	$1.60
Diluted	$0.69	$0.50	$1.22	$1.59
Weighted average number of common shares outstanding
Basic	37,134	36,969	37,087	36,906
Diluted	37,180	37,161	37,150	37,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Nine Months Ended September 30, 2024
Balance at January 1, 2024	37,091	$37	$1,071,021	$(602,947)	$468,111
Issuance of stock awards, net of cancellations	27	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(103)	—	(103)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(59,965)		(59,965)
Net income	—	—	—	11,125	11,125
Balance at March 31, 2024	37,118	$37	$1,011,489	$(591,822)	$419,704
Issuance of stock awards, net of cancellations	64	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(124)	—	(124)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(4,103)	—	(4,103)
Net income	—	—	—	8,794	8,794
Balance at June 30, 2024	37,182	$37	$1,007,798	$(583,028)	$424,807
Issuance of stock awards, net of cancellations	23	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(129)	—	(129)
Stock-based compensation	—	—	707	—	707
Dividends to shareholders	—	—	(4,112)	—	(4,112)
Net income	—	—	—	25,484	25,484
Balance at September 30, 2024	37,205	$37	$1,004,264	$(557,544)	$446,757
Nine Months Ended September 30, 2023
Balance at January 1, 2023	36,868	$37	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	34	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(211)	—	(211)
Stock-based compensation	—	—	396	—	396
Net income	—	—	—	23,758	23,758
Balance at March 31, 2023	36,902	$37	$1,151,874	$(640,046)	$511,865
Issuance of stock awards, net of cancellations	64	—	—	—	—
Stock-based compensation	—	—	576	—	576
Dividends to shareholders	—	—	(74,380)	—	(74,380)
Net income	—	—	—	16,637	16,637
Balance at June 30, 2023	36,966	$37	$1,078,070	$(623,409)	$454,698
Issuance of stock awards, net of cancellations	125	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(718)	—	(718)
Stock-based compensation	—	—	544	—	544
Dividends to shareholders			(3,677)		(3,677)
Net income	—	—	—	18,670	18,670
Balance at September 30, 2023	37,091	$37	$1,074,219	$(604,739)	$469,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,403	$59,065
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	21,718	16,285
Deferred income taxes	(15,439)	—
(Gain) loss on derivative contracts	(1,866)	(1,447)
Settlement gains (losses) on derivative contracts	199	5,876
Stock-based compensation	1,779	1,422
Other	118	118
Changes in operating assets and liabilities	(3,972)	8,040
Net cash provided by operating activities	47,940	89,359
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(13,572)	(25,681)
Acquisition of assets	(125,950)	(11,232)
Purchase of other property and equipment	(1)	(29)
Proceeds from sale of assets	861	1,411
Net cash used in investing activities	(138,662)	(35,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(68,222)	(77,804)
Reduction of financing lease liability	(563)	(414)
Proceeds from exercise of stock options	—	94
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(356)	(929)
Net cash used in financing activities	(69,141)	(79,053)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(159,863)	(25,225)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	253,944	257,468
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$94,081	$232,243
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(92)	$(75)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$661	$888
Right-of-use assets obtained in exchange for financing lease obligations	$230	$443
Inventory material transfers to oil and natural gas properties	$141	$1,246
Asset retirement obligation capitalized	$51	$12
Asset retirement obligation removed due to divestiture	$—	$(137)
Change in dividends payable	$42	$253

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

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at September 30, 2024 and December 31, 2023.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 of the hierarchy as of September 30, 2024, as described below, and no assets or liabilities classified in Level 2 of the hierarchy as of December 31, 2023.

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

Level 3 Fair Value Measurements

Acquisitions. The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its oil and gas properties acquired. The Company recognized the assets acquired in our acquisitions at cost at a relative fair value basis (See “Note 5 — Acquisitions” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its oil and gas properties were determined using NYMEX forward strip prices as of the closing date of each acquisition. The estimated future cash flows also included assumptions independently prepared by Cawley, Gillespie & Associates for the estimates of production from the oil and natural gas properties, future operating, development costs and income taxes of the acquired properties and risk adjusted discount rates.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Fair Value - Recurring Measurement Basis

As of September 30, 2024 the following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

September 30, 2024

	Fair Value Measurements			Netting (1)	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$2,190	$—	$523	$1,667
Total	$—	$2,190	$—	$523	$1,667
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

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Gain) loss on derivative contracts	$(1,866)	$—	$(1,866)	$(1,447)
Settlement gains (losses) on derivative contracts	$199	$—	$199	$5,876

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) the Company’s net derivative asset and liability positions as of September 30, 2024 (in thousands):

September 30, 2024

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$1,694	$(410)	$1,284	$—	$1,284
Derivative contracts - non-current	$496	$(113)	$383	$—	$383
Total	$2,190	$(523)	$1,667	$—	$1,667

As of September 30, 2024, the Company's open derivative contracts consisted of natural gas and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

Period	Type of Derivative Instrument	Index(1)	Daily Volume (Bbl)	Weighted Average Price Per Barrel
October 2024 - December 2024	Swaps	Mont Belvieu OPIS	400	$42.76
October 2024 - December 2024	Swaps	NYMEX WTI	900	$74.85
January 2025 - December 2025	Swaps	Mont Belvieu OPIS	300	$39.69
January 2025 - December 2025	Swaps	NYMEX WTI	500	$71.60
January 2026 - June 2026	Swaps	NYMEX WTI	300	$68.67

(1) NGL swaps exclude ethane

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Oil and natural gas properties
Proved	$1,677,882	$1,538,724
Unproved	17,487	11,197
Total oil and natural gas properties	1,695,369	1,549,921
Less: accumulated depreciation, depletion and impairment	(1,406,957)	(1,393,801)
Net oil and natural gas properties capitalized costs	288,412	156,120

Land	200	200
Electrical infrastructure	121,818	121,819
Non-oil and natural gas equipment	1,643	1,656
Building and structures	3,603	3,603
Financing leases	864	1,399
Total	128,128	128,677
Less: accumulated depreciation and amortization	(46,434)	(42,184)
Other property, plant and equipment, net	81,694	86,493
Total property, plant and equipment, net	$370,106	$242,613

5. Acquisitions

On August 30, 2024, the Company closed the previously announced acquisition of oil and natural gas properties in the Cherokee Play of the Western Anadarko Basin, pursuant to the Purchase and Sale Agreement signed on July 29, 2024, as amended on August 30, 2024 (the “Cherokee Play Acquisition”). The Company funded the acquisition with cash on hand. A portion of the purchase price has been held in escrow. The Cherokee Play Acquisition has been accounted for as an asset acquisition in accordance with ASC 805. The fair value of the consideration paid by the Company and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on the Company’s books as of the date of the closing. Determining the fair value of the assets acquired and liabilities assumed requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of oil and natural gas properties. The inputs and assumptions related to the oil and natural gas properties are categorized as Level 3 in the fair value hierarchy.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table represents the allocation of the total cost of the Cherokee Play Acquisition to the assets acquired and liabilities assumed as of the Cherokee Play Acquisition closing date:

(in thousands)
Total Cost
Cash at closing	$101,686
Holdback and escrow(1)	22,159
Total Consideration	$123,845

Allocation of Total Consideration
Assets
Oil and natural gas properties	$129,681
Total Assets	$129,681

Liabilities
Accounts payable and accrued expenses	$5,836
Total liabilities assumed	5,836
Net Assets Acquired and Liabilities Assumed	$123,845
__________________
(1)     Represents escrowed amounts for conveyed interest upon completion of well included in amended Purchase and Sale Agreement (the “PSA”), funds held in escrow pending title due diligence and funds held in escrow to satisfy Seller’s indemnification obligations under Article XII of the PSA.

As part of the Cherokee Play Acquisition, the Company entered a joint development agreement with the seller which provides an option for the Company’s participation in the drilling and completion operations of drilling spacing units. The joint development agreement terminates upon the earlier of a mutual agreement between each party or the conclusion of drilling and completion operations of the drilling spacing units.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and other accrued expenses	$14,769	$12,854
Production payable	30,050	21,086
Payroll and benefits	3,290	4,146
Taxes payable	370	742
Total accounts payable and accrued expenses	$48,479	$38,828

7. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of September 30, 2024. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma (“In re SandRidge Energy, Inc. Securities Litigation”); and

• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma (“Lanier Trust”)

Both cases were settled with all defendants except the SandRidge Mississippian Trust I (“the Trust”), which is being sued by a class of purchasers of units under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegations that the Trust, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company. The Company is contractually obligated to indemnify the Trust for losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorneys’ fees and expenses, which it is required to advance. Such indemnification is not covered by insurance. Considering the status of the Lanier Trust matter, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Lanier Trust matter and believes that the plaintiffs’ claims are without merit.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. We have partially released our valuation allowance on our deferred tax assets by $66.0 million and $50.6 million as of September 30, 2024 and December 31, 2023, respectively. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company recognized $15.4 million in federal and state income tax benefit for the three and nine-month periods ended September 30, 2024 and no federal or state income tax expense or benefit for the three and nine-month periods ended September 30, 2023.

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

As of September 30, 2024, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, $199.1 million are derived from states the Company currently does not operate in. $650.7 million do not have an expiration date and $237.4 million will begin expiring in 2026 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at September 30, 2024 or December 31, 2023.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share (“common stock”) and 50 million shares of preferred stock, par value $0.001 per share. At September 30, 2024, the Company had 37.2 million shares of common stock issued and outstanding. Further, at September 30, 2024, the Company had 0.1 million of unvested restricted stock awards, 0.2 million shares of unvested restricted stock units, 0.1 million unvested stock options outstanding and an immaterial number of unvested performance share units.

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021 of $25.0 million. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any common stock under the Program or the prior share repurchase program during the three or nine-month periods ended September 30, 2024 or 2023.

Dividends. In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was paid in March, May, and August 2024. The aggregate total payout was $12.2 million. The $0.11 per share dividend is subject to quarterly approval by the Board. Dividend payments for the nine-month period ended September 30, 2024 totaled $68.2 million, which included $0.4 million of dividends on vested stock awards. Cash dividends for the nine-months ended September 30, 2023 totaled $77.8 million.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Revenues

The following table disaggregates the Company’s revenue by source for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Oil	$16,871	$21,333	$47,202	$60,327
Natural gas	4,349	7,183	13,302	27,378
NGL	8,837	9,633	25,813	27,010
Total revenues	$30,057	$38,149	$86,317	$114,715

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheet for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of September 30, 2024 and December 31, 2023, the Company had revenues receivable of $15.2 million and $14.5 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three and nine-month periods ended September 30, 2024 or 2023, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Net Income (loss)	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2024
Basic earnings per share	$25,484	37,134	$0.69
Effect of dilutive securities
Restricted stock units	—	20
Restricted stock awards	—	12
Performance share units(1)	—	—
Stock options	—	14
Diluted earnings per share(2)	$25,484	37,180	$0.69
Three Months Ended September 30, 2023
Basic earnings per share	$18,670	36,969	$0.51
Effect of dilutive securities
Restricted stock units	—	118
Restricted stock awards	—	15
Performance share units(1)	—	—
Stock options	—	59
Diluted earnings per share(2)	$18,670	$37,161	$0.50
Nine Months Ended September 30, 2024
Basic earnings per share	45,403	37,087	$1.22
Effect of dilutive securities
Restricted stock units	—	21
Restricted stock awards	—	26
Performance share units(1)	—	—
Stock options	—	16
Diluted earnings per share(2)	$45,403	37,150	$1.22
Nine Months Ended September 30, 2023
Basic earnings per share	$59,065	36,906	$1.60
Effect of dilutive securities
Restricted stock units	—	161
Restricted stock awards	—	8
Performance share units(1)	—	—
Stock options	—	48
Diluted earnings per share(2)	$59,065	$37,123	$1.59
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of potentially dilutive restricted stock units, restricted stock awards, and stock options were included for the three and nine-month periods ended September 30, 2024 as their effect was dilutive under the treasury stock method. The incremental shares of potentially dilutive restricted stock units and stock options were included for the three and nine-month periods ended September 30, 2023 as their effect was dilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Subsequent Events

On November 5, 2024, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, payable on November 29, 2024 to shareholders of record on November 15, 2024.

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

The financial information with respect to the three and nine-month periods ended September 30, 2024 and 2023, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three and nine-month periods ended September 30, 2024 and 2023:

Total Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,563
231
788
544
1,586
267
879
440
4,302
624
2,330
1,348
4,679
816
2,562
1,301
Q3 2024
Q3 2023
9 Mo. Ended 2024
9 Mo. Ended 2023
Oil
Natural Gas
NGL

Total MBoe production for the three-month period ended September 30, 2024 was comprised of approximately 14.8% oil, 50.4% natural gas and 34.8% NGL compared to 16.8% oil, 55.5% natural gas and 27.7% NGL in 2023. Total MBoe production for the nine-month period ended September 30, 2024 was comprised of approximately 14.5% oil, 54.2% natural gas and 31.3% NGL compared to 17.4% oil, 54.8% natural gas and 27.8% NGL in 2023.

Recent Events

•On August 30, 2024, the Company closed on its previously announced acquisition of certain producing oil and natural gas properties in the Cherokee Play of the Western Anadarko Basin for $123.8 million, before customary post-closing adjustments. See “Note 5 — Acquisitions” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report and Liquidity and Capital Resources section of Item 2 for additional information.

•On September 30, 2024, Mr. Jonathan Frates notified the Board of Directors (the “Board”) of the Company that he will resign as Chairman of the Board, effective October 1, 2024. On September 30, 2024, the Board announced that it had appointed (i) Mr. Frates to serve as the Company’s Executive Vice President and Chief Financial Officer, effective October 21, 2024 and (ii) Mr. Brandon Brown to serve as the Company’s Senior Vice President and Chief Accounting Officer, effective October 21, 2024. Mr. Brown will no longer serve as Chief Financial Officer upon the commencement of Mr. Frates’ role as Chief Financial Officer on October 21, 2024.

•On September 30, 2024, the Company announced that the Board had appointed Mr. Vincent Intrieri, a Board member, to serve as the Company’s Chairman of the Board, effective October 1, 2024, to fill the vacancy following Mr. Frates’ resignation from the Board. Mr. Intrieri will also join the Board’s Compensation and Nominating and Governance Committees.

•On August 6, 2024, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, which was paid on August 30, 2024 to shareholders of record on August 16, 2024. The total payout was approximately $4.1 million.
Outlook

We remain committed to growing the cash value and generation capability of our asset base in a safe, responsible and efficient manner, while prudently allocating capital to high-return, organic growth projects. These standalone projects include (1) Development in the Cherokee Shale Play, which includes completions of four drilled uncompleted (“DUC”) wells, and initiating a drilling program, (2) Production Optimization program through artificial lift conversions to more efficient and cost-effective systems and high-graded heel completion projects in the NW Stack and (3) opportunistic leasing that could bolster future development and complement the recently acquired Cherokee assets. Our legacy non-Cherokee leasehold remains approximately 99% held by production, which cost-effectively maintains our development option over a reasonable tenor. These legacy non-Cherokee assets have higher relative gas content for which prices are not yet at optimal levels to resume development or material reactivations. We will continue to monitor forward-looking commodity prices, project results, costs and other factors that could influence returns and adjust capital allocations accordingly. These and other factors will continue to shape our development decisions for the remainder of the year and beyond.

We also remain vigilant in evaluating further merger and acquisition opportunities, with consideration of our strong balance sheet and commitment to our capital return program.

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

	Three-month periods ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
NYMEX Oil (per Bbl)	$76.43	$81.81	$77.50	$78.53	$82.25
NYMEX Natural gas (per Mcf)	$2.19	$2.15	$2.23	$2.84	$2.69

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

Revenues

Consolidated revenues for the three and nine-month periods ended September 30, 2024 and 2023 are presented in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Oil	$16,871	$21,333	$(4,462)	$47,202	$60,327	$(13,125)
Natural gas	4,349	7,183	(2,834)	13,302	27,378	(14,076)
NGL	8,837	9,633	(796)	25,813	27,010	(1,197)
Total revenues	$30,057	$38,149	$(8,092)	$86,317	$114,715	$(28,398)

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three and nine-month periods ended September 30, 2024 and 2023 is shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2024	2023	Change	2024	2023	Change
Production data
Oil (MBbls)	231	267	(36)	624	816	(192)
Natural gas (MMcf)	4,729	5,276	(547)	13,979	15,373	(1,394)
NGL (MBbls)	544	440	104	1,348	1,301	47
Total volumes (MBoe)	1,563	1,586	(23)	4,302	4,679	(377)
Average daily total volumes (MBoe/d)	17.0	17.2	(0.2)	15.7	17.1	(1.4)
Average prices—as reported(1)
Oil (per Bbl)	$73.07	$79.83	$(6.76)	$75.66	$73.88	$1.78
Natural gas (per Mcf)	$0.92	$1.36	$(0.44)	$0.95	$1.78	$(0.83)
NGL (per Bbl)	$16.25	$21.89	$(5.64)	$19.15	$20.77	$(1.62)
Total (per Boe)	$19.23	$24.04	$(4.81)	$20.07	$24.52	$(4.45)
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$73.71	$79.83	$(6.12)	$75.89	$73.88	$2.01
Natural gas (per Mcf)	$0.92	$1.36	$(0.44)	$0.95	$2.16	$(1.21)
NGL (per Bbl)	$16.34	$21.89	$(5.55)	$19.19	$20.77	$(1.58)
Total (per Boe)	$19.36	$24.04	$(4.68)	$20.11	$25.77	$(5.66)

__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and nine-month periods ended September 30, 2024 are shown in the table below (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
2023 oil, natural gas and NGL revenues	$38,149	$114,715
Change due to production volumes	(459)	(7,579)
Change due to average prices	(7,633)	(20,819)
2024 oil, natural gas and NGL revenues	$30,057	$86,317

Oil, natural gas, and NGL revenues decreased primarily due to lower commodity prices and production volumes. Production volumes decreased primarily due to the natural declines of our producing wells, partially offset by one month of production for our newly acquired wells in the Cherokee Play of the Western Anadarko Basin. The Company did not drill any new wells in the trailing twelve months ended September 30, 2024. See "Item 1A—Risk Factors" included in our 2023 Form 10-K for additional discussion of the potential impact these events may have on our future revenues.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2024	2023	Change	2024	2023	Change

Lease operating expenses	$9,104	$11,450	$(2,346)	$28,734	$31,946	$(3,212)
Production, ad valorem, and other taxes	1,813	2,031	(218)	5,550	8,522	(2,972)
Depreciation and depletion—oil and natural gas	8,345	4,217	4,128	16,771	11,415	5,356
Depreciation and amortization—other	1,605	1,637	(32)	4,947	4,870	77
Total operating expenses	$20,867	$19,335	$1,532	$56,002	$56,753	$(751)

Lease operating expenses ($/Boe)	$5.82	$7.22	$(1.40)	$6.68	$6.83	$(0.15)
Production, ad valorem, and other taxes ($/Boe)	$1.16	$1.28	$(0.12)	$1.29	$1.82	$(0.53)
Depreciation and depletion—oil and natural gas ($/Boe)	$5.34	$2.66	$2.68	$3.90	$2.44	$1.46
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	6.0%	5.3%	0.7%	6.4%	7.4%	(1.0)%

Lease operating expenses decreased for the three and nine-months ended September 30, 2024 compared to the same period in 2023 due to a reduction in utility costs and expense workovers.

Production, ad valorem, and other taxes for the three and nine-month periods ended September 30, 2024 decreased primarily due to lower commodity prices, sales volumes, and related revenues. Production, ad valorem, and other taxes for the three-month period ended September 30, 2024 increased as a percentage of oil, natural gas and NGL revenue primarily due to an increase in ad valorem taxes. Production, ad valorem, and other taxes for the nine-month period ended September 30, 2024 decreased as a percentage of oil, natural gas and NGL revenue primarily due to a decrease in ad valorem taxes as a result of decreased valuation assessments on our oil and gas properties.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of our acquisition in the Cherokee Play of the Western Anadarko Basin during the three months ended September 30, 2024, which increased the value of our proved properties and subsequently our combined depletion rate for the period ended September 30, 2024.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2024 were $78.64 per barrel of oil and $2.21 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three or nine-month periods ended September 30, 2024 or 2023. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the September 30, 2024 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended October 31, 2024, as well as two months of NYMEX strip pricing for November and December of 2024 as of October 25, 2024, we estimate the SEC prices utilized in the December 31, 2024 full cost ceiling test may be $75.95 per barrel of oil and $2.17 per MMBtu of natural gas (the "estimated fourth quarter prices"). Applying these estimated fourth quarter prices, and holding all other inputs constant to those used in the calculation of our September 30, 2024 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the fourth quarter of 2024.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses for the three and nine-month periods ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2024	2023	Change	2024	2023	Change
General and administrative	$2,304	$2,619	$(315)	$8,686	$8,004	$682
Restructuring expenses	260	42	218	341	343	(2)
Employee termination benefits	—	—	—	—	19	(19)
(Gain) loss on derivative contracts	(1,866)	—	(1,866)	(1,866)	(1,447)	(419)
Other operating (income) expense, net	—	(31)	31	24	(152)	176
Total other operating expenses	$698	$2,630	$(1,932)	$7,185	$6,767	$418

The decrease in general and administrative expenses for the three-month period ended September 30, 2024 was primarily the result of a decrease in personnel costs and professional fees. The increase in general and administrative expenses for the nine-month period ended September 30, 2024 was primarily the result of an increase in personnel costs.

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Gain) loss on derivative contracts	$(1,866)	$—	$(1,866)	$(1,447)
Settlement gains (losses) on derivative contracts	$199	$—	$199	$5,876

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

Other Income (Expense)

Our other income (expense) for the three and nine-month periods ended September 30, 2024 and 2023 are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (expense)
Interest income (expense), net	$1,553	$2,455	$6,742	$7,782
Other income (expense), net	—	31	92	88
Total other income	$1,553	$2,486	$6,834	$7,870

Interest income, net during the three and nine-month periods ended September 30, 2024 and 2023 is primarily comprised of interest income on cash deposits. The decrease in interest income, net is due to the Company’s lower cash balance primarily as a result of our acquisitions, and to a lesser extent, capital expenditures and quarterly dividend payments.

Income tax (benefit)

We recorded income tax benefit of $15.4 million for the three and nine-months ended September 30, 2024 which directly relates to our partial valuation allowance release. As the partial valuation allowance release as of September 30, 2024 was higher than the partial valuation allowance release as of December 31, 2023 of $50.6 million, we recognized $15.4 million of deferred federal and state income tax benefit for the three and nine-months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, our cash and cash equivalents, including restricted cash was $94.1 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of September 30, 2024.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

On August 30, 2024, the Company closed on its previously announced acquisition of certain producing oil and natural gas properties in the Cherokee Play of the Western Anadarko Basin. The acquisition had an effective date of July 1, 2024 and the the consolidated income statements include activity for September 2024. After customary closing adjustments, the Company paid $123.8 million in cash on hand, of which a portion is held in escrow. As part of the joint development agreement in our Cherokee Play Acquisition, the Company completed and participated in four wells, and could spud up to two wells in the fourth quarter. See “Note 5—Acquisitions” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information. The condensed consolidated statement of cash flows contains $2.2 million in acquisition of assets related to a separate acquisition of producing properties within our incumbent area of operations in Mid-Con.

Cash payments for acquisitions of $126.0 million, dividend payments to shareholders of $68.2 million, and capital expenditures of $13.6 million were the primary drivers in the reduction of working capital to $66.8 million at September 30, 2024 compared to $228.5 million at December 31, 2023. These cash outflows were partially offset by cash flows from operations of $47.9 million.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the nine-month periods ended September 30, 2024 and 2023 are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by operating activities	$47,940	$89,359
Cash flows used in investing activities	(138,662)	(35,531)
Cash flows used in financing activities(1)	(69,141)	(79,053)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(159,863)	$(25,225)
__________________
(1)     Includes $68.2 million and $77.8 million in dividend payments for the nine-month periods ended September 30, 2024 and 2023, respectively.

Cash Flows from Operating Activities

The decrease in cash flows from operations for the nine-month period ended September 30, 2024 compared to the same period in 2023 is primarily due to a decrease in revenues from lower commodity prices and sales volumes from the natural declines of our producing wells, partially offset by one month of production for our newly acquired wells in the Cherokee Play of the Western Anadarko Basin.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine-month periods ended September 30, 2024 and 2023 reflect acquisitions of oil and gas properties for $126.0 million and $11.2 million, and capital expenditures of $13.6 million and $25.7 million, respectively. Our capital expenditures are primarily related to completion, production optimization and leasing activities. However, the Company did not bring online any new wells in the trailing twelve months ended September 30, 2024.

Capital expenditures for the nine-month periods ended September 30, 2024 and 2023 are summarized below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Capital Expenditures
Drilling, completion, and capital workovers	$6,562	$21,773
Leasehold and geophysical	6,893	(109)
Capital expenditures (on an accrual basis)	13,455	21,664
Acquisitions	125,950	11,232
Capital expenditures, including acquisitions	139,405	32,896
Changes in accounts payable and accrued expenses	258	5,263
Inventory material transfers to oil and natural gas properties	(141)	(1,246)
Total cash paid for capital expenditures	$139,522	$36,913

Cash Flows from Financing Activities

Cash used in financing activities for the nine-month period ended September 30, 2024 consisted primarily of $68.2 million in cash dividends, $0.4 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.6 million. Since 2023, the Company has paid cash dividends totaling $149.7 million, which represents $3.50 per share in special dividends and $0.53 per share in quarterly dividends for a total of $4.03 per share in cash dividends. Cash used in financing activities for the nine-month period ended September 30, 2023 consisted primarily of $77.8 million in cash dividends, $0.9 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.4 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2024, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2023 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2024.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. At September 30, 2024, the Company's open derivative contracts consisted of natural gas and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

Period	Type of Derivative Instrument	Index(1)	Daily Volume (Bbl)	Weighted Average Price Per Barrel
October 2024 - December 2024	Swaps	Mont Belvieu OPIS	400	$42.76
October 2024 - December 2024	Swaps	NYMEX WTI	900	$74.85
January 2025 - December 2025	Swaps	Mont Belvieu OPIS	300	$39.69
January 2025 - December 2025	Swaps	NYMEX WTI	500	$71.60
January 2026 - June 2026	Swaps	NYMEX WTI	300	$68.67

(1) NGL swaps exclude ethane

There were no open derivative contracts at September 30, 2023.

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

The following table summarizes derivative activity for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Gain) loss on derivative contracts	$(1,866)	$—	$(1,866)	$(1,447)
Settlement gains (losses) on derivative contracts	$199	$—	$199	$5,876

See “Note 3 — Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Credit Risk. As applicable, we are exposed to credit risk related to counterparties to our derivative financial contracts. All of our derivative transactions are carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of our current derivative transactions have had and continue to have an “investment grade” credit rating. We monitor the credit ratings of our derivative counterparties and considered our counterparties’ credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts have historically been with multiple counterparties to minimize exposure to any individual counterparty, and in addition our counterparties have been large financial institutions.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents a summary of share repurchases made by the Company during the three-month period ended September 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
July 1, 2024 - July 31, 2024	—	$—	—	$75.0
August 1, 2024 - August 31, 2024	9,700	$13.29	—	$75.0
September 1, 2024 - September 30, 2024	—	$—	—	$75.0
Total	9,700		—

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
4.1	Second Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	6/20/2023
10.1	Purchase and Sale Agreement, dated July 29, 2024, by and among SandRidge Exploration and Production, LLC, Upland Exploration, LLC and Upland Operating, LLC	8-K	001-33784	2.1	7/29/2024
10.2	Amendment to Purchase and Sale Agreement, dated August 30, 2024 by and among SandRidge Exploration and Production, LLC, SandRidge Energy, Inc., Upland Exploration LLC and Upland Operating, LLC.	8-K	001-33784	10.1	9/3/2024
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: November 7, 2024	By:	/s/ Jonathan Frates
Jonathan Frates Executive Vice President and Chief Financial Officer (Principal Financial Officer)