Form 10-K
period 2024-12-31
SANDRIDGE ENERGY INC
filed 2025-03-11
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of our common stock held by non-affiliates on June 30, 2024 was approximately $411.9 million based on the closing price as quoted on the New York Stock Exchange. As of March 4, 2025, there were 37,145,231 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024, are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2024 ANNUAL REPORT ON FORM 10-K

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
Bcf. Billion cubic feet of natural gas.
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2024 of $75.48/Bbl for oil and $2.13/MMBtu for natural gas, the ratio of economic value of oil to natural gas was approximately 35 to 1, even though the ratio for determining energy equivalency is 6 to 1.
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

Mississippian Trust II. SandRidge Mississippian Trust II, which was fully dissolved in 2023.

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
•costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to hydraulic fracturing and the disposal of produced water and methane emissions; and
•the need to maintain adequate internal control over financial reporting.
•the need to protect and maintain the integrity of our Information Technology ("IT") systems and processes from vulnerabilities.

PART I

Item 1.    Business

GENERAL

We are an independent oil and natural gas company, organized in 2006, with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent.

As of December 31, 2024, we had an interest in 1,465 gross (848 net) producing wells, approximately 956 of which we operate, and 561,831 gross (371,748 net) total acres under lease. As of December 31, 2024, we had no active drilling rigs. Total estimated proved reserves as of December 31, 2024, were 63.1 MMBoe.

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

Our Business Strategy

The Company’s primary strategic focus is to grow the value of our asset base in a safe, responsible and efficient manner, while utilizing our net operating loss carry forwards to maximize cash flow. We will continue to exercise financial discipline and prudent capital allocation to projects we believe provide a high rate of return in the current commodity price environment, to include executing our planned development within the Cherokee play. We will also remain vigilant for opportunistic, value-accretive acquisitions and business combinations, with consideration of our balance sheet and commitment to our planned return of capital program.

PRIMARY BUSINESS OPERATIONS

A comparative discussion of our 2023 to 2022 operating results can be found in Item 1 “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

Our primary operations are the production, development and acquisition of hydrocarbon resources. The following table presents information concerning our operations as of December 31, 2024.

	Estimated Proved Reserves (MMBoe) (1)	Daily Production (MBoe/d)(2)	Reserves/ Production (Years)(3)	Weighted Average Economic Reserve Life (Years)(4)	Gross Acreage	Net Acreage
Geographic Area
Mid-Continent	63.1	16.5	10.4	31.6	561,831	371,748
____________________
(1)    Estimated proved reserves were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown on page 10 below.
(2)    Average daily net production for the year ended December 31, 2024.
(3)    Estimated proved reserves as of December 31, 2024 divided by net production for the year ended December 31, 2024.
(4)    Average economic reserve life using SEC prices and weighted for reserve volumes at December 31, 2024.
Properties

Mid-Continent

We held interests in 561,831 gross (371,748 net) leasehold acres located primarily in Oklahoma, Kansas, and Texas at December 31, 2024. Associated proved reserves at December 31, 2024 totaled 63.1 MMBoe. Our interests in the Mid-Continent as of December 31, 2024 included 1,465 gross (848 net) producing wells with an average working interest of 57.9%. The interests are largely aggregated across the Mississippian Lime, Meramec and Cherokee formations. The Mississippian Lime formation is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and southern Kansas. The top of this formation is encountered between approximately 4,000 and 7,000 feet and stratigraphically between various formations of Pennsylvanian age and the Devonian-aged Woodford Shale formation. The Mississippian formation is approximately 350 to 650 feet in gross thickness across our lease position and has targeted porosity zone(s) ranging between 20 and 150 feet in thickness. The Meramec Formation is Mississippian in age, lying above the Woodford Shale and below Chester formations. The Meramec is composed of interbedded shales, sands, and carbonates. The top of this target formation ranges in depth from about 5,800 feet at the northern edge of the basin to greater than 14,000 feet toward the interior of the basin. Meramec formation thickness ranges from about 50 feet to over 400 feet. The Woodford Shale is the primary hydrocarbon source for the Meramec. The Cherokee Formation of the Western Anadarko Basin has become a prolific hydrocarbon producer with increased horizontal activity over the last few years. Pennsylvanian in age, the Cherokee overlies the Atoka and is overlain by the Marmaton Group. The Cherokee Formation is comprised of mostly self-sourcing shales with interbedded high porosity sands. Depths of the top of the Cherokee within the Western Anadarko Basin range from approximately 8,500 feet north of the basin to greater than 13,000 feet basinward, with a thickness ranging from 400 feet to greater than 2,500 feet.

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

Preparation of Reserves Estimates

Approximately 97.5 percent of the proved oil, natural gas and NGL reserves disclosed in this report have been independently prepared by Cawley, Gillespie & Associates (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 24, 2025, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 37 years of practical experience in petroleum engineering, with over 35 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets and exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

The primary technical person responsible for preparing the reserve estimates within the Company is Mr. Eric Allen, the Reservoir Engineering Manager. Mr. Allen graduated from Oklahoma State University with a Bachelor of Science in Chemical Engineering in 2010 and has been practicing petroleum engineering since graduating. In 2016 Mr. Allen graduated from the University of Oklahoma with a Master’s in Business Administration. Mr. Allen has over 15 years of practical experience in petroleum engineering with 10 of those years having been spent in the estimation and evaluation of reserves. Since 2016, Mr. Allen has been a Registered Professional Engineer in the State of Oklahoma (License No. 29209) and is an active member of the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines. In addition to Mr. Allen's preparation of the reserve estimates, those estimates are further reviewed by the executive team and the Audit Committee.

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

	December 31,
	2024	2023
Cawley, Gillespie & Associates, Inc.	97.5%	95.2%
Total	97.5%	95.2%

The remaining 2.5% and 4.8% of estimated proved reserves as of December 31, 2024 and 2023 were based on internally prepared estimates.

A copy of the report issued by our independent reserve consultant with respect to our oil, natural gas and NGL reserves as of December 31, 2024 is filed with this report as Exhibit 99.1. Cawley, Gillespie & Associates prepared reserves for our Mid-Continent properties located in Kansas, Oklahoma, and Texas as of December 31, 2024.

Reporting of Natural Gas Liquids

NGLs are recovered through further processing of a portion of our natural gas production stream. At December 31, 2024, NGLs comprised approximately 33% of total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where we have contracts in place for the extraction and sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels based on a conversion rate of 42 gallons per barrel. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. The amount of NGLs extracted from produced gas can vary with individual component prices and we have limited direct control over the extent to which NGLs are extracted from our natural gas, particularly light-end components such as ethane. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2024 and 2023, of which approximately 97.5% and 95.2%, respectively, were prepared by independent reserve engineers.

See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	December 31,
	2024	2023
Estimated Proved Reserves (1)
Developed
Oil (MMBbls)	7.9	7.1
Natural gas (Bcf)	183.6	194.4
NGL (MMBbls)	18.5	16.2
Total proved developed (MMBoe)	57.0	55.7
Undeveloped
Oil (MMBbls)	1.9	—
Natural gas (Bcf)	12.3	—
NGL (MMBbls)	2.2	—
Total proved undeveloped (MMBoe)	6.1	—
Total Proved
Oil (MMBbls)	9.7	7.1
Natural gas (Bcf)	195.9	194.4
NGL (MMBbls)	20.7	16.2
Total proved (MMBoe)	63.1	55.7
Standardized Measure of Discounted Net Cash Flows (in millions) (2)	$362.7	$296.3
PV-10 (in millions) (3)	$362.7	$296.3
____________________
(1)    Estimated proved reserves, PV-10 and Standardized Measure were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties.

The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown in the table below:

	Index prices (a)		Weighted average wellhead prices (b)
	Oil (per Bbl)	Natural gas (per MMBtu)	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2024	$75.48	$2.13	$74.04	$19.40	$1.02
December 31, 2023	$78.22	$2.64	$76.65	$21.53	$1.62
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

The following table provides a reconciliation of our PV-10 to Standardized Measure:

	December 31,
	2024	2023
	(In thousands)
PV-10	$362,696	$296,293
Present value of future income tax discounted at 10%	$—	$—
Standardized Measure of Discounted Net Cash Flows	$362,696	$296,293

Proved Reserves - Mid-Continent. Proved reserves increased from 55.7 MMBoe at December 31, 2023 to 63.1 MMBoe at December 31, 2024, primarily due to purchases of 16.0 MMBoe, 3.5 MMBoe associated with other commercial improvements, and positive revisions of 2.3 MMBoe related to NGL Yield. These were partially offset by negative revisions including 6.6 MMBoe due to a decrease in year-end SEC commodity prices for oil and natural gas and price realizations, as well as 6.1 MMBoe from the Company’s production during 2024, and 1.7 MMboe attributable to well performance, well shut-ins and other revisions.

Proved developed Reserves - Proved Developed reserves increased from 55.7 MMBoe at December 31, 2023 to 57.0 MMBoe at December 31, 2024, primarily due to purchases of 9.9 MMBoe, 3.5 MMBoe associated with other commercial improvements. and positive revisions of 2.3 MMBoe related to NGL Yield. These were partially offset by negative revisions including 6.6 MMBoe due to a decrease in year-end SEC commodity prices for oil and natural gas and price realizations, as well as 6.1 MMBoe from the Company’s production during 2024, and 1.7 MMboe attributable to well performance, well shut-ins and other revisions.

Proved Undeveloped Reserves - Proved undeveloped reserves increased from 0.0 MMBoe at December 31,2023 to 6.1 MMBoe at December 31, 2024 due to purchases.

For additional information regarding changes in proved reserves during each of the three years ended December 31, 2024, 2023 and 2022 see “Note 20—Supplemental Information on Oil and Natural Gas Producing Activities” to the accompanying consolidated financial statements in Item 8 of this report.

Production and Price History

The following table includes information regarding our net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2024	2023	2022
Production data (in thousands)
Oil (MBbls)	918	1,047	949
Natural gas (MMcf)	19,488	20,403	21,101
NGL (MBbls)	1,889	1,705	1,997
Total volumes (MBoe)	6,056	6,152	6,463
Average daily total volumes (MBoe/d)	16.5	16.9	17.7
Average prices—as reported (1)
Oil (per Bbl)	$74.31	$74.69	$92.21
Natural gas (per Mcf)	$1.10	$1.71	$4.88
NGL (per Bbl)	$18.87	$20.83	$31.88
Total (per Boe)	$20.69	$24.16	$39.34
Expenses per Boe
Production costs (2)	$6.61	$6.80	$6.39
__________________
(1)Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.
(2)Represents production costs per Boe excluding production and ad valorem taxes.

Productive Wells

The following table presents the number of productive wells in which we owned a working interest at December 31, 2024. We operate the majority of all wells in which we owned a working interest at December 31, 2024 and 2023. Productive wells consist of wells that are currently producing hydrocarbons. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of the fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	1,153	654	312	194	1,465	848

Drilling Activity

During the year ended December 31, 2024 there were no operated wells drilled, three operated wells and one non-operated well completed with zero wells awaiting completion at year end 2024. During the year ended December 31, 2023 there were two operated wells drilled and four wells completed, with zero wells awaiting completion at year end 2023.

Developed and Undeveloped Acreage

The following table presents information regarding our developed and undeveloped acreage at December 31, 2024.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	485,789	334,479	76,042	37,269

43% of leases that expire included in the net undeveloped acreage above will expire at the end of their respective primary terms. To prevent expiration, we may exercise our contractual rights to extend the terms of leases we value or may establish production from the leasehold acreage prior to expiration, which would keep the lease from expiring until production has ceased.

As of December 31, 2024, the gross and net acres subject to leases in the undeveloped acreage above are set to expire as follows:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2025	160	64
December 31, 2026	5,709	4,035
December 31, 2027	16,378	11,842
December 31, 2028 and later	—	—
Total (1)	22,247	15,941
____________________
(1)The Company has 53,795 gross (21,328 net) undeveloped acres not subject to expiration.

Marketing

We sell our oil, natural gas and NGLs to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. We had two purchasers that each individually accounted for more than 10% of our total revenue during the year ended December 31, 2024. See “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 8 of this report for additional information on our major customers. The number of available purchasers and markets in the areas where we sell our production reduces the risk that loss of a single downstream customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

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

Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. On December 31, 2020, EPA published its decision to retain the 2015 ozone standards; however, in October 2021 the Biden Administration announced that was reconsidering this decision under President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. On August 21, 2023, the EPA announced a new review of the ozone National Ambient Air Quality Standards and stated that it will incorporate the ongoing reconsideration into this review. EPA also announced that it will consider the advice and recommendation of the ozone review panel of the Clean Air Scientific Advisory Committee ("CASAC") in its review. This review is ongoing. We note that in January 2025, EPA dismissed all of the members of the CASAC and announced it is working to update the committee membership. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures.

In addition, on December 2, 2023, the EPA announced a final rule under the CAA to reduce methane emissions from the oil and natural gas industry. This final rule is discussed in the Climate Change subsection below. Compliance with this rule, and any future air pollution control and permitting requirements, has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which could be significant.

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

President Trump issued a series of executive orders on January 20, 2025. Among these executive orders was the Declaring a National Energy Emergency, an order which seeks to stimulate the development of domestic energy resources, including oil and gas. With this order, President Trump grants federal agencies the authority to use various emergency powers to facilitate the “identification, leasing, siting, production, transportation, refining, and generation of domestic energy resources.” One provision of this order directs the EPA and Corps to use the emergency Army Corps permitting provisions under the Clean Water Act and the Rivers and Harbos Act to streamline permitting reviews.

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

On December 2, 2023, the EPA announced its final rule under the CAA to reduce methane emissions from the oil and natural gas industry. The final New Source Performance Standards and Emission Guidelines for Existing Sources for the Crude Oil and Natural Gas Source Category rule was published on March 8, 2024. The final rule includes several actions including finalizing revisions to the New Source Performance Standards in 40 C.F.R Part 60, Subpart OOOOb regulating GHGs (in the form of methane) and volatile organic compound emissions from new, modified and existing sources within the Crude Oil and Natural Gas source category, including sources located in the production, processing, and transmission and storage segments; finalizing emission guidelines under 40 C.F.R. Part 60, Subpart OOOOc for states to follow in developing and implementing state plans to establish performance standards to limit methane emissions from existing sources; finalizing actions stemming from the joint resolution of Congress, adopted on June 30, 2021 discussed above, including creating the proposed "super emitter program”; and finalizing a protocol under 40 C.F.R. Part 60 for optical gas imaging. Notably, the rule phases out and will eventually ban routine flaring of natural gas produced by newly constructed wells, and requires frequent monitoring and repair of leaks. The Company does not currently conduct routine flaring. After the rule was issued, EPA issued an interim final rule effective in August 2024 to make technical, non-substantive corrections to the rule. In addition, in May 2024, EPA granted industry petitioners’ request for reconsideration on two aspects of the rule related to monitoring and emergency operations for flares. On December 20, 2024, EPA proposed discrete technical revisions to these two provisions. The proposed revisions were published to the Federal Register on January 15, 2025. The proposed amendments only address petitions for reconsideration and do not propose changes to other aspects of the final rule. This rule and any future revisions thereto will continue to require oil and gas operators to expend material sums.

Furthermore, on January 12, 2024, EPA announced a proposed rulemaking to reduce methane emissions from the oil and gas sector pursuant to the Inflation Reduction Act. The rule was finalized on November 12, 2024. The rule assesses a charge called a Waste Emissions Charge on larger emitters of waste methane if their emissions exceed specific performance levels set by Congress in the Inflation Reduction Act. Specifically, the Inflation Reduction Act provides that the Waste Emissions Charge applies to methane from certain oil and gas facilities that report emissions of more than 25,000 metric tons of carbon dioxide equivalent per year to the Greenhouse Gas Reporting Program, beginning with methane emissions reported in calendar year 2024. Also, as directed by Congress, the Waste Emissions Charge starts at $900 per metric ton of wasteful emissions in CY 2024, increasing to $1,200 for CY 2025, and $1,500 for CY 2026 and beyond, and only applies to emissions that exceed statutorily specified methane intensity levels. On February 4, 2025, members of the U.S. House and Senate introduced a joint resolution pursuant to the Congressional Review Act seeking to overturn the EPA’s November 2024 rule implementing the Waste Emissions Charge. Given the EPA rule was finalized within the last 60 working days of the previous Congress, it may be modified or repealed under the Congressional Review Act with a simple majority vote in the House and Senate and approval by the President. Accordingly, the EPA rulemaking implementing the Waste Emissions Charge could be overturned. However, the Congressional Review Act does not provide a means to rescind the Waste Emissions Charge Congressional mandate that was passed as part of the Inflation Reduction Act. If Congress is not successful in repealing the Waste Emissions Charge, then it could result in an increased expense to the Company, which could begin in 2025.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the EPA Quad Oa requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, which became effective on November 27, 2018. Both the 2016 and the 2018 rule were challenged in federal court. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. As a result of these decisions, the 1979 regulations concerning venting, flaring and lost production on federal land have been reinstated. On November 28, 2022, the BLM announced a new proposed rule regulating emissions of methane in connection with the production of oil and gas on federal and Tribal lands. The final Methane Waste Prevention Rule was issued in March 2024 and became effective on June 10, 2024. The final Methane Waste Prevention Rule requires operators to use all reasonable precautions to prevent waste, mandates that either a Self-Certification Statement or a Waste Minimization Plan to be submitted with the Application for Permit to Drill, imposes limits related to flaring, and requires LDAR plans, among other provisions. The Methane Waste Prevention Rule was promptly challenged by plaintiff states of North Dakota, Texas, Montana, Wyoming and Utah in North Dakota v. Department of Interior, No. 24-cv-00066 (D.N.D.), filed in the District of North Dakota. In September 2024, the United States District Court for the District of North Dakota granted the plaintiff states’ motion for preliminary injunction, thereby prohibiting BLM from enforcing the Methane Waste Prevention Rule against the plaintiff states pending the outcome of the litigation. Notably, several states where we operate have adopted similar rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. We have the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with the inspection and reporting requirements to maintain compliance with these rules.

Moreover, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measure each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, the United States announced it would withdraw from the Paris Agreement, which became effective November 4, 2020. The United States later rejoined the Paris Agreement as of February 19, 2021. However, on January 20, 2025, President Trump issued an executive order entitled Putting America First In International Environmental Agreements. This executive order directed the United States Ambassador to the United Nations to submit formal notification of the United States’ withdrawal from the Paris Agreement. Although the terms of the Paris Agreement states that withdrawal is effective one year after notification, the executive order states that the United States will consider its withdrawal to be effective immediately upon submittal of the notification. The executive order also orders the United States’ withdrawal from any agreement, pact, accord, or similar commitment made under the United Nations Framework Convention on Climate Change. Although some states and local governments remain committed to the principles of the Paris Agreement, the executive order could serve as a catalyst for potential agency action relevant to our business.

At the 26th Conference of the Parties to the United Nations Framework Convention of Climate Change (“COP26”) in Glasgow in November 2021, the United States and the European Union launched the Global Methane Pledge, an initiative to reduce global methane emissions by at least 30% from 2020 levels by 2030. At COP27 in Sharm El-Sheik in November 2022, the Biden Administration unveiled an updated U.S. Methane Emissions Reduction Action Plan, building upon the first plan released at COP26. At COP28, the Biden Administration announced the new technology standards pursuant to the CAA for reduced methane emissions, as discussed above in this disclosure. Most recently, at COP29, governments including the U.S. and philanthropies announced nearly $500 million in new grant funding in 2024 for methane abatement. Finally, in November 2024, the Biden Administration released its Updated Methane Emissions Reduction Action Plan, describing actions taken since December 2023 to address U.S. methane emissions. The Putting America First In International Environmental Agreements executive order is likely to impact these actions, though the full impact of the executive order remains uncertain at this time. In addition to ordering the United States’ withdrawal as described above, the executive order directs the United States Ambassador to the United Nations, the Secretary of State, and the Secretary of the Treasury to cease or revoke any financial commitment made by the United States under the United Nations Framework Convention on Climate Change. It is not possible at this time to predict how or if the United States or states might impose further restrictions on GHGs. The future adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or increase the costs of such funding. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Further, recent executive orders issued by the Trump Administration in January 2025 including the Declaring a National Energy Emergency order and the Unleashing American Energy order demonstrate the Administration's commitment to facilitating the development of domestic oil and gas resources.

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

State agencies in Kansas, Oklahoma, and Texas impose financial assurance requirements on operators. The Corps and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

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

HUMAN CAPITAL

As of December 31, 2024, we had 104 full-time employees, including 85 field employees and 19 corporate employees. We had 102 full-time employees, including 87 field employees and 15 corporate employees at December 31, 2023.

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

During 2024, our experience and continuing focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

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

Risk Factors Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risks Relating to the Oil and Natural Gas Industry and Our Business

◦Oil, natural gas and NGL prices fluctuate widely due to a number of factors that are beyond our control
◦Drilling for and producing oil and natural gas are high risk activities with many uncertainties
◦Market conditions or operational impediments may hinder our access to oil, natural gas and NGL markets or delay production
◦A financial downturn could negatively affect our business, results of operations, financial condition, cash flows and access to capital
◦Future drilling activities face substantial uncertainties
◦Certain of our undeveloped acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or we renew the leases
◦We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and our ability to offset the natural decline in our oil, natural gas and NGL reserves
◦Future commodity price declines may result in reductions of the asset carrying values of our oil and natural gas properties
◦Significant inaccuracies in our reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves
◦The loss of senior management or technical personnel or our inability to hire additional qualified personnel could adversely affect our operations
◦We are subject to litigation and adverse outcomes in such litigation could have a material effect on our financial condition
◦The present value of future net cash flows from our proved reserves are not the same as the current market value of our estimated oil, natural gas and NGL reserves
◦We will not know conclusively prior to drilling whether oil or natural gas will be present in sufficient quantities to be economically producible
◦Production of oil, natural gas and NGLs could be materially and adversely affected by natural disasters or severe weather
◦Our business could be affected by macroeconomic risks
◦Capital market volatility could adversely affect our ability to obtain capital, cause us to incur additional financing expense or affect the value of certain assets
◦Properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them
◦All of our operations are located in the Mid-Continent region, making us vulnerable to risks associated with operating in a limited number of major geographic areas
◦Oil and natural gas wells are subject to operational hazards that can cause substantial losses for which we may not be adequately insured
◦Shortages or increases in costs of equipment, services and qualified personnel could adversely affect our ability to execute our development plans
◦Intense competition in the oil and natural gas industry may adversely affect our ability to succeed
◦Seismic data may not accurately identify the presence of oil and natural gas, and the use of such technology requires greater predrilling expenditures
◦Inflation may increase costs which can adversely impact cash flows and reserves value
◦As we outsource functions, we are more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations
◦Complex laws and regulations could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities
◦Should we fail to comply with all applicable statutes, rules, regulations and orders of the FERC, the CFTC, the FTC or other regulators, we could be subject to substantial penalties and fines

◦Our operations are subject to environmental and occupational safety and health laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations
◦Legislative or regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and adversely affect our production
◦Legislative or regulatory initiatives relating to seismic activity could limit our ability to produce oil and natural gas economically
◦Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce
◦Our failure to maintain an adequate system of internal control over financial reporting could adversely affect our ability to accurately report our results
◦Our derivative activities could result in financial losses and are subject to new derivatives legislation and regulation, which could adversely affect our ability to hedge risks associated with our business
◦Cybersecurity incidents or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of our business operations
◦Repercussions from terrorist activities or armed conflict could harm our business
◦Conservation measures and technological advances could reduce demand for oil and natural gas
◦Events outside of our control, including an epidemic or outbreak of an infectious disease, may materially adversely affect our business

Risks Relating to our NOLs
◦Our ability to use our NOLs may be limited, and our Tax Benefits Preservation Plan may not prevent an ownership change resulting in loss of the Company’s NOLs

Risks Relating to our Common Stock
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
◦the timing of planned United States' liquefied natural gas projects, data storage, electrification and other factors will impact demand for natural gas;
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
These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2020 through December 2024, the NYMEX West Texas Intermediate ("WTI") settled price fluctuated between a high of $123.64 per Bbl and a low of $(36.98) per Bbl. For natural gas, from January 2020 through December 2024, the NYMEX Henry Hub spot prices fluctuated between a high of $24.77 per Mcf and a low of $1.26 per Mcf. In addition, the market price of natural gas is generally higher in the winter months than during other months of the year due to increased demand for natural gas for heating purposes during the winter season. For NGLs, prices exhibited similar volatility from January 2020 through December 2024.

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
•Offset activity by other operators could delay our operations or adversely affect results;

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
Rising international tariffs could further contribute to economic uncertainty and market volatility. In particular, the U.S. government’s recent imposition of tariffs on all imported steel may increase the cost of materials and equipment essential to our drilling operations. These higher costs could negatively impact our capital expenditures and the overall economics of our projects. As a result, such tariffs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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
A portion of our acreage is undeveloped and subject to leases that will expire unless we exercise our contractual rights to extend or renew the terms of the leases or we establish production in paying quantities prior to expiration. Our ability to establish production in paying quantities on or renew our expiring leases is based on various factors that may be beyond our control, such as the availability and cost of capital, equipment, services and personnel; the ability to renew leases on commercially favorable terms or at all; market prices of oil and natural gas; drilling costs and results; and production costs, among other factors. Renewing such leases may cause us to incur additional costs. If we are unable to establish production in paying quantities on or renew such leases, those leases will expire, and we will lose our right to participate in the development of the subject leases, which may adversely affect our results of operations. As of December 31, 2024, we held 371,748 total net acres (including developed and undeveloped net acres), of which 37,269 net acres is undeveloped. Of our net undeveloped acreage, 43% are subject to expiration at the end of their primary terms. For additional information on our developed and undeveloped acreage please see the section “Item 1. Business—Developed and Undeveloped Acreage.”

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
The oil and natural gas industry is capital intensive. Our future oil, natural gas and NGL reserves and production are naturally depleting resources, which in turn impacts our cash flow and income. Our ability to offset these declines may be highly dependent on our success in efficiently developing our undeveloped assets, and finding or acquiring additional economically recoverable reserves. We have historically utilized substantial capital expenditures in our business and operations for the acquisition, development and production of oil, natural gas and NGL reserves, and have financed capital expenditures primarily from cash generated by operations, credit facility borrowings and proceeds from asset sales. In particular, cash flow from operations were $73.9 million and $115.6 million for the years ended December 31, 2024 and 2023, respectively.

While we may seek to raise debt or equity capital to fund high return projects or acquisitions, we expect our current projected activity for the year to be financed by cash flow from operations or cash held on the balance sheet. However, a change in economic conditions or the need to access additional capital may be necessary in the future, and if the debt and capital markets are not accessible, we may be unable to implement our development plans or otherwise carry out our business strategy as expected. Our cash flow from operations and access to capital are subject to a number of variables, including:
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
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the cost of unproved properties. The full cost ceiling is evaluated at the end of each quarter using the SEC prices, adjusted for the impact of derivatives accounted for as cash flow hedges, if any. The Company did not recognize any full cost ceiling impairment charges for the years ended December 31, 2024 or 2023. Cumulative full cost ceiling impairment from the Emergence Date through December 31, 2024 totaled $947.1 million. If oil, natural gas and NGL prices decline in the near term, and without other mitigating circumstances, we may experience additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which could cause us to record additional write-downs of capitalized costs of oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial.

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
The success of our business depends on the continuity of information and processes, key personnel, including members of senior management and technical personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the industry and changes we may make to the organizational structure to adjust to changing circumstances. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure that we will be successful in attracting or retaining such personnel. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity or effectiveness.

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

As we outsource functions, we are more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2024, as further described in Part II “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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
As of December 31, 2024, we had U.S. federal NOLs of $1.6 billion, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation, of which approximately $0.7 billion will expire between 2025 and 2037, if not limited by additional triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

On July 1, 2020, our Board of Directors approved, and the Company adopted, as amended on March 16, 2021, a Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its tax NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 20, 2023, the Company entered into an amendment to the Tax Benefits Preservation Plan, approved by shareholders, to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. The Tax Benefits Preservation Plan is designed to reduce the likelihood of an “ownership change” as defined under Section 382 of the IRC in order to protect our NOLs by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities. However, there is no assurance that the Tax Benefits Preservation Plan will prevent all transfers that could result in such an “ownership change.”

The value of our NOLs and certain other tax benefits is also dependent upon the tax rates expected to be in effect at the time the taxable income is expected to be generated. A decrease in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate rate, would decrease the value of our deferred tax assets, which could be material.

Risks Relating to Our Common Stock

We have adopted a Tax Benefits Preservation Plan, which may discourage a corporate takeover.
The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 20, 2023, the Company entered into an amendment to the Tax Benefits Preservation Plan, approved by shareholders, to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. Each share of our common stock issued thereafter will also include one right. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $5.00 per right, subject to adjustment.

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
–Routine review and update of system access;
–Multi-factor authentication;
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

Primary responsibility for assessing and integrating within enterprise risk management of our cybersecurity risks rests with our Director of Internal Audit, who oversees our governance programs, tests our compliance with standards, remediates known risks, and coordinates our employee training program. The Director of Internal Audit is a Certified Fraud Examiner with over 20 years of planning and managing information technology audits, including information technology general controls for SOX, and cybersecurity breach protocols, policies and assessments.

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

Holders

On March 4, 2025, there were 309 record holders of the Company’s common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was paid in March, May, August, and November 2024. The aggregate total payout was $16.3 million. Dividend payments are subject to quarterly approval by the Board as discussed below. Dividend payments for the year ended December 31, 2024 totaled $72.3 million, which included $0.5 million of dividends on vested stock awards. See Note 19 for discussion on dividends declared paid in 2025.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
October 1, 2024 - October 31, 2024	—	$—	—	$75.0
November 1, 2024 - November 30, 2024	3,248	$11.64	—	$75.0
December 1, 2024 - December 31, 2024	—	$10.94	21,308	$74.8
Total	3,248		21,308

(1) Includes shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock. The maximum number of shares that may still be purchased under the buyback program as of March 4, 2025 is approximately 6.7 million.

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
•Consolidated Results of Operations;
•Liquidity and Capital Resources;
•Valuation Allowance; and
•Critical Accounting Policies and Estimates.

We have applied the Securities and Exchange Commission’s adopted FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent calendar years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for years ended December 31, 2024 and 2023. For the comparison of the years ended December 31, 2023 and 2022, see “Management's Discussion and Analysis of Consolidated Results of Operations” in Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2024.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region ("Mid-Con").

Operational Activities

For the year ended December 31, 2024, there were no operated wells drilled, with three operated and one non-operated wells completed. For the year ended December 31, 2023 there were two operated wells drilled and four wells completed.

The charts below show production and percent revenues by product for the years ended December 31, 2024 and 2023:

The Company's production last year benefited from our previous drilling program that concluded in 2023. Production in 2024 decreased slightly due to the natural decline of our producing assets, but benefited by our newly acquired wells beginning in September 2024, as well as periods of ethane recovery.

Total production by volume on a Boe basis for the years ended December 31, 2024 and 2023 was composed of the following:

	Year Ended December 31,
	2024	2023
Oil	15.2%	17.0%
Natural gas	53.6%	55.3%
NGL	31.2%	27.7%
Total	100.0%	100.0%

Highlighted Events

•On August 30, 2024, the Company closed on its previously announced acquisition of certain producing oil and natural gas properties in the Cherokee Play of the Western Anadarko Basin for $121.9 million, after customary post-closing adjustments. On December 13, 2024, the Company closed a subsequent acquisition that exchanged and increased its ownership interest in certain proved and unproved oil and gas properties within the same area for $5.2 million, before customary post-closing adjustments of $0.5 million, paid in January 2025, and terminated the previously announced joint development agreement. The Company will operate the majority of its planned development in 2025.

•On September 30, 2024, and effective October 1, 2024, the Company announced the following changes (i) Jonathan Frates was appointed to serve as the Company's Executive Vice President and Chief Financial Officer and resigned as Chairman of the Board, (ii) the Board appointed Mr. Vincent Intrieri to serve as a Board member and as the Company’s Chairman of the Board to fill the vacancy following Jonathan Frates’ resignation from the Board; Mr. Intrieri also joined the Board’s Compensation and Nominating and Governance Committees, and (iii) Mr. Brandon Brown to serve as the Company’s Senior Vice President and Chief Accounting Officer, effective October 21, 2024. Mr. Brown no longer serves as Chief Financial Officer upon the commencement of Mr. Frates’ role as Chief Financial Officer on October 21, 2024.

•On April 3, 2024, the Company announced that the Board had appointed Mr. Dean Parrish, Senior Vice President, Operations, to serve as the Company’s Senior Vice President and Chief Operating Officer, effective April 1, 2024.

Outlook

We remain committed to growing the value of our asset base in a safe, responsible and efficient manner, while prudently allocating capital to high-return, organic growth projects. Currently, these projects include (1) One rig development in the Cherokee Shale Play, which consists of 9 wells to be spud, 8 wells to be drilled and 6 wells to be completed in 2025 (2) Production Optimization program through artificial lift conversions to more efficient and cost-effective systems and high-graded recompletions (3) leasing program that will bolster future development and extend development in our Cherokee assets. Our legacy non-Cherokee leasehold remains approximately 99% held by production, which cost-effectively maintains our development option over a reasonable tenor. We will continue to monitor forward-looking commodity prices, project results, costs and other factors that could influence returns and adjust capital allocations accordingly. These and other factors, to include reasonable reinvestment rates, sustaining our cash flows and prioritizing our regular-way dividend, will continue to shape our development decisions for the remainder of the year and beyond. We also remain vigilant in evaluating further merger and acquisition opportunities, with consideration of our strong balance sheet and commitment to our capital return program.

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

	Year Ended December 31,
	2024	2023
NYMEX WTI Oil (per Bbl)	$76.63	$77.58
NYMEX Henry Hub Natural gas (per Mcf)	$2.27	$2.63

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

Oil, Natural Gas and NGL Production and Pricing

The table below presents production and pricing information for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023	Change
Production data (in thousands)
Oil (MBbls)	918	1,047	(129)
Natural gas (MMcf)	19,488	20,403	(915)
NGL (MBbls)	1,889	1,705	184
Total volumes (MBoe)	6,056	6,152	(96)
Average daily total volumes (MBoe/d)	16.5	16.9	(0.4)
Average prices—as reported (1)
Oil (per Bbl)	$74.31	$74.69	$(0.38)
Natural gas (per Mcf)	$1.10	$1.71	$(0.61)
NGL (per Bbl)	$18.87	$20.83	$(1.96)
Total (per Boe)	$20.69	$24.16	$(3.47)
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$74.88	$74.69	$0.19
Natural gas (per Mcf)	$1.10	$2.00	$(0.90)
NGL (per Bbl)	$18.89	$20.83	$(1.94)
Total (per Boe)	$20.78	$25.11	$(4.33)
___________________
(1)Prices represent actual average realized prices for the periods presented and do not include the impact of derivative transactions.

Revenues

Consolidated revenues for the years ended December 31, 2024 and 2023 are presented in the table below (in thousands).

	Year Ended December 31,
	2024	2023	Change
Revenues
Oil	$68,231	$78,174	$(9,943)
Natural gas	21,397	34,941	(13,544)
NGL	35,662	35,526	136
Total revenues	$125,290	$148,641	$(23,351)

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the years ended December 31, 2024 and 2023 are shown in the table below (in thousands):

2023 oil, natural gas and NGL revenues	$148,641
Change due to production volumes in 2024	(2,001)
Change due to average prices in 2024	(21,350)
2024 oil, natural gas and NGL revenues	$125,290

Oil, natural gas and NGL revenues decreased primarily due to lower commodity prices. The Company's production benefited from its prior drilling program, concluded in 2023, as well as production from our newly acquired wells beginning in September 2024, offset by the natural decline of our producing assets.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change
Lease operating expenses	$40,012	$41,862	$(1,850)
Production, ad valorem, and other taxes	6,780	10,870	(4,090)
Depreciation and depletion—oil and natural gas	25,976	15,657	10,319
Depreciation and amortization—other	6,503	6,518	(15)
Total operating expenses	$79,271	$74,907	$4,364

Lease operating expenses ($/Boe)	$6.61	$6.80	$(0.19)
Production, ad valorem, and other taxes ($/Boe)	$1.12	$1.77	$(0.65)
Depreciation and amortization—oil and natural gas ($/Boe)	$4.29	$2.54	$1.75
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	5.4%	7.3%	(1.9)%

The decrease in lease operating expenses was primarily due to a decrease in workover expense.

Production, ad valorem, and other taxes decreased primarily due to a $1.4 million ad valorem tax refund received in the fourth quarter of 2024 combined with a decrease in production taxes due to lower commodity prices and related revenues.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of our acquisition in the Cherokee Play of the Western Anadarko Basin in the third quarter of 2024, which increased the book value of our proved properties and subsequently our depletion rate.

Full cost pool impairment.    We did not record a full cost ceiling limitation impairment for the years ended December 31, 2024 or 2023.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC prices as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at December 31, 2024 were $75.48 per barrel of oil and $2.13 per MMBtu of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended February 1, 2025 and NYMEX strip pricing for March 2025 as of February 28, 2025, we anticipate the SEC prices utilized in the March 31, 2025 full cost ceiling test may be $74.52 per barrel of oil and $2.44 per MMBtu of natural gas, (the "estimated first quarter prices"). Applying these estimated first quarter prices, and holding all other inputs constant to those used in the calculation of our December 31, 2024 ceiling test, no full cost ceiling limitation impairment is indicated for the first quarter of 2025.
However, a full cost ceiling limitation impairment may still be realized in the future based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, production, lower commodity prices, changes in estimated future development costs and operating expenses, and other revisions to our proved reserves. Any such ceiling test impairments in the future could be material to our net earnings.

Full cost pool impairments have no impact to our cash flow or liquidity.

Other Operating Expenses

Other operating expenses for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change
General and administrative	$11,695	$10,735	$960
Restructuring expenses	474	406	68
Employee termination benefits	—	19	(19)
(Gain) loss on derivative contracts	(748)	(1,447)	699
Other operating expense (income)	1,372	(157)	1,529
Total other operating expenses	$12,793	$9,556	$3,237

General and administrative expenses increased for the year ended December 31, 2024 primarily due to higher personnel and other costs.

Restructuring expenses represent fees and costs associated with our predecessor company's 2016 bankruptcy filing and our exit from NPB in Colorado.

Other operating expense (income) increased for the year ended December 31, 2024 primarily due to a $1.3 million impairment on our equipment inventory.
The following table summarizes derivative activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
(Gain) loss on derivative contracts	$(748)	$(1,447)
Realized settlement gains (losses) on derivative contracts	$548	$5,876

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

Interest (income) expense, net for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Interest income (expense), net
Interest income	$7,875	$10,656
Interest expense
Interest expense on letters of credit	$(40)	$(37)
Interest expense on right of use assets	(84)	(64)
Interest expense - other	(7)	(3)
Total interest expense	(131)	(104)
Total interest income (expense), net	$7,744	$10,552

Interest (income) expense, net during the years ended December 31, 2024 and 2023 is primarily comprised of interest income received from cash deposits. The decrease in interest income, net is due to the Company’s lower cash balance primarily as a result of our acquisitions, and to a lesser extent, capital expenditures and dividend payments.

Income tax (benefit)

We recorded income tax benefit and expense of $22.2 million and $14.0 million for the years ended December 31, 2024 and 2023, respectively, which directly relates to movement in our valuation allowance against our deferred tax assets. As the partial valuation allowance release as of December 31, 2024 was higher than the partial valuation allowance release as of December 31, 2023 of $50.6 million, we recognized $22.2 million of deferred federal and state income tax benefit for the year ended December 31, 2024.

Liquidity and Capital Resources

At December 31, 2024, our cash and cash equivalents, including restricted cash, was $99.5 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. As of March 4, 2025, the Company had no outstanding term or revolving debt obligations.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2025 include cash flow from operations and cash on hand.

Our working capital decreased to $67.1 million at December 31, 2024, compared to $228.5 million at December 31, 2023. Cash paid for oil and gas property acquisitions of $129.7 million, dividend payments to shareholders of $72.3 million, and $26.4 million in capital expenditures were the primary drivers in the reduction of working capital. These cash outflows were offset by $73.9 million in cash provided by operating activities.

In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was paid in March, May, August, and November 2024. The aggregate total payout was $16.3 million. The $0.11 per share dividend is subject to quarterly approval by the Board. Dividend payments for the year ended December 31, 2024 totaled $72.3 million, which included $0.5 million of dividends on vested stock awards. See Note 13 for further discussion of the Company’s dividends.

Excluding any expenditures for acquisitions which may arise, we intend to spend between $66 million and $85 million in our 2025 capital budget plan. We intend to fund capital expenditures and other commitments for the next 12 months using cash flows from our operations and cash on hand. We will endeavor to keep our capital spending within or very close to our projected cash flows from operations subject to changing industry conditions or events.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. For example, during the period from January 2020 through December 2024, the NYMEX WTI settled price for oil fluctuated between a high of $123.64 per Bbl and a low of $(36.98) per Bbl, and the NYMEX Henry Hub spot prices for gas fluctuated between a high of $24.77 per Mcf and a low of $1.26 per Mcf.

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

Cash flows for the years ended December 31, 2024, and 2023 are presented in the following table and discussed below (in thousands):

	Year Ended December 31,
	2024	2023
Cash flows provided by operating activities	$73,933	$115,578
Cash flows used in investing activities	(154,696)	(36,164)
Cash flows used in financing activities(1)	(73,670)	(82,938)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(154,433)	$(3,524)
__________________
(1)     Includes $72.3 million and $81.5 million in dividend payments for the year ended December 31, 2024 and 2023, respectively.

Cash Flows from Operating Activities

The $41.6 million decrease in operating cash flows for the year ended December 31, 2024 compared to 2023, is primarily due to a decrease in revenues from lower commodity prices. The changes in operating assets and liabilities do not include changes in accounts payable or accrued expenses attributable to capital expenditures noted in the capital expenditure table below.

See “Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses.

Cash Flows from Investing Activities

During the year ended December 31, 2024, cash flows used in investing activities primarily reflects $129.7 million in cash paid for oil and gas property acquisitions and capital expenditures of $26.4 million. Cash outflows were partially offset by $1.4 million of proceeds from the sale of equipment related to our oil and gas assets.

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

See "Note 3— Acquisitions of Assets and Oil and Gas Properties" to the accompanying consolidated financial statements included in Item 8 of this report for additional information.

Capital Expenditures.

Our capital expenditures for the years ended December 31, 2024 and 2023, are summarized below (in thousands):

	Year Ended December 31,
	2024	2023
Capital Expenditures
Drilling, completion, and capital workovers	$15,562	$22,478
Leasehold and geophysical	11,246	(46)
Capital expenditures, excluding acquisitions (on an accrual basis)	26,808	22,432
Acquisitions	129,664	11,232
Capital expenditures, including acquisitions	156,472	33,664
Changes in accounts payable and accrued expenses	(263)	5,232
Inventory material transfers to oil and natural gas properties	(141)	(1,289)
Total cash paid for capital expenditures, including acquisitions	$156,068	$37,607

Cash Flows from Financing Activities

Our financing activities used $73.7 million of cash for the year ended December 31, 2024, consisting primarily of $72.3 million in cash dividends, finance lease payments of $0.7 million, $0.4 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and $0.2 million in common stock repurchases. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

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

Share Repurchase Program

In May 2023, the Board approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. For the year ended December 31, 2024, the Company repurchased 21,308 shares for $0.2 million. The Company did not repurchase any common stock under the existing or prior Program during the year ended December 31, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2024, our contractual obligations included asset retirement obligations and short and long-term leases. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

As of December 31, 2024, we had future contractual commitments under various agreements, which are summarized below. The short-term leases are not recorded in the accompanying consolidated balance sheets.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Asset retirement obligations (1)	$68,580	$9,131	$—	$—	$59,449
Operating lease	322	161	161	—	—
Short-term leases	2,196	2,196	—	—	—
Finance lease	1,403	663	740	—	—
Total	$72,501	$12,151	$901	$—	$59,449
____________________
(1)Asset retirement obligations are based on estimates and assumptions that affect the reported amounts as of December 31, 2024. These estimates and assumptions can be inherently unpredictable and may differ from actual results given the uncertainty of when we may be required to plug and abandon a well or retire an asset. As a result, we may not incur all or may incur more than the estimated costs for the current asset retirement obligation as depicted above. During the year ended December 31, 2024, plugging and abandonment costs incurred were $0.9 million.

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

Proved Reserves. Approximately 97.5% of the Company’s reserves were estimated by independent petroleum engineers as of December 31, 2024. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data. The accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. When excluding the effects of pricing and other commercial assumptions, the Company revised its proved reserves an average of approximately 5% over the past five years and the revisions for the year ended December 31, 2024 were approximately 3%. In the future, estimates of proved reserves could also be influenced by production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries among other factors. Estimates of proved reserves are key components of the Company’s financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation, depletion and impairment expenses. See Proved Reserves discussion in Part I, Item 1 of this Form 10-K for additional detail.

Depreciation and Depletion of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter. See above discussion on the uncertainty of proved reserves estimates. If we maintain the same level of production year over year, the depreciation and depletion of oil and natural gas properties may be significantly different if our estimate of remaining reserves or future development costs changes significantly. The average rates used for depreciation and depletion of oil and natural gas properties were $3.52 per Boe in 2024 and $1.82 per Boe in 2023.

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties, net of accumulated depreciation, depletion and impairment, less related deferred income taxes and electrical infrastructure costs, may not exceed an amount equal to the ceiling limitation. The Company calculates its full cost ceiling limitation using SEC prices adjusted for basis or location differentials, held constant over the life of the reserves. See above discussion on the uncertainty of proved reserves estimates. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down cannot be reversed at a later date. The Company did not record any impairment for the years ended December 31, 2024 or 2023.

Asset Retirement Obligations. Asset retirement obligations represent the estimate of fair value of the cost to plug, abandon and remediate the Company’s wells at the end of their productive lives, in accordance with applicable federal and state laws. The Company estimates the fair value of an asset’s retirement obligation in the period in which the liability is incurred (at the time the wells are drilled or acquired). Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. The Company employs a present value technique to estimate the fair value of an asset retirement obligation, which reflects certain assumptions and requires significant judgment, including an inflation rate, its credit-adjusted risk-free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability based on current actual costs. Inherent in the present value calculation are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability. The Company did not have significant revisions to its asset retirement obligations for the years ended December 31, 2024 or 2023.

Income Taxes. Deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. Upon emergence from bankruptcy and the application of fresh start accounting in 2016, our tax basis in oil and gas properties and property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had significant U.S. federal net operating losses remaining after the attribute reduction caused by the restructuring transactions. As such, the successor Company had significant deferred tax assets to consume upon emergence. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. Our partial valuation allowance release of $50.6 million as of December 31, 2023 was increased by $22.2 million due to changes in expected future income, resulting in net deferred tax assets of $72.8 million as of December 31, 2024. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and producer costless collars. At December 31, 2024, we had the following open commodity derivative contracts:

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

The following table summarizes derivative activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
(Gain) loss on derivative contracts	$(748)	$(1,447)
Realized settlement gains (losses) on derivative contracts	$548	$5,876

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2024. Grant Thornton LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SandRidge Energy, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SandRidge Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2025 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense

As described further in Note 1 to the consolidated financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the timing and volumetric amounts of production and corresponding decline rates of producing properties associated with the Company’s development and maintenance plan. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions. We identified the estimation of proved reserves attributable to oil and natural gas properties due to its impact on depletion expense as a critical audit matter.

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

•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:
◦Compared the estimated pricing and pricing differentials used in the reserve report to actual realized prices related to revenue transactions recorded in the current year for the pricing differentials;

◦Assessed operating cost inputs by comparing the forecasted amount to historical actual costs;

◦Assessed the reasonableness of forecasted capital expenditures by comparing to recent drilling costs;

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
March 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SandRidge Energy, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SandRidge Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 11, 2025 expressed an unqualified opinion on those financial statements.

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
March 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SandRidge Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of SandRidge Energy, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MOSS ADAMS LLP

Houston, Texas
March 15, 2023, except for Note 18, as to which the date is March 11, 2025

We served as the Company's auditor from 2022 to 2023.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$98,128	$252,407
Restricted cash	1,383	1,537
Accounts receivable, net	23,878	22,166
Derivative contracts	114	—
Prepaid expenses	3,370	430
Other current assets	780	1,314
Total current assets	127,653	277,854
Oil and natural gas properties, using full cost method of accounting
Proved	1,689,807	1,538,724
Unproved	23,504	11,197
Less: accumulated depreciation, depletion and impairment	(1,415,110)	(1,393,801)
	298,201	156,120
Other property, plant and equipment, net	80,689	86,493
Derivative contracts	86	—
Other assets	2,081	3,130
Deferred tax assets, net of valuation allowance	72,801	50,569
Total assets	$581,511	$574,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$50,625	$38,828
Asset retirement obligations	9,131	9,851
Other current liabilities	839	645
Total current liabilities	60,595	49,324
Asset retirement obligations	59,449	54,553
Other long-term obligations	936	2,178
Total liabilities	120,980	106,055
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,203 issued and outstanding at December 31, 2024 and 37,091 issued and outstanding at December 31, 2023	37	37
Additional paid-in capital	1,000,455	1,071,021
Accumulated deficit	(539,961)	(602,947)
Total stockholders’ equity	460,531	468,111
Total liabilities and stockholders’ equity	$581,511	$574,166

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$125,290	$148,641	$254,258
Total revenues	125,290	148,641	254,258
Expenses
Lease operating expenses	40,012	41,862	41,286
Production, ad valorem, and other taxes	6,780	10,870	15,880
Depreciation and depletion—oil and natural gas	25,976	15,657	11,542
Depreciation and amortization—other	6,503	6,518	6,342
General and administrative	11,695	10,735	9,449
Restructuring expenses	474	406	382
Employee termination benefits	—	19	—
(Gain) loss on derivative contracts	(748)	(1,447)	(5,975)
Other operating (income) expense	1,372	(157)	(99)
Total expenses	92,064	84,463	78,807
Income (loss) from operations	33,226	64,178	175,451
Other income (expense)
Interest income (expense), net	7,744	10,552	1,810
Other income (expense), net	(216)	87	378
Total other income (expense)	7,528	10,639	2,188
Income (loss) before income taxes	40,754	74,817	177,639
Income tax (benefit)	(22,232)	13,960	(64,529)
Net income (loss)	$62,986	$60,857	$242,168
Net income (loss) per share
Basic	$1.70	$1.65	$6.59
Diluted	$1.69	$1.64	$6.52
Weighted average number of common shares outstanding
Basic	37,106	36,939	36,745
Diluted	37,188	37,134	37,154

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Warrants		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at January 1, 2022	36,675	$37	6,981	$88,520	$1,062,737	$(905,972)	$245,322
Issuance of stock awards, net of cancellations	193	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,603	—	1603
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(1,177)	—	(1,177)
Warrants exercised	—	—	—	(2)	8	—	6
Cancellation of expired warrants	—	—	(6,981)	(88,518)	88,518	—	—
Net income	—	—	—	—	—	242,168	242,168
Balance at December 31, 2022	36,868	$37	—	$—	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	223	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,039	—	2,039
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(929)	—	(929)
Dividends to shareholders	—	—	—	—	(81,778)	—	(81,778)
Net income	—	—	—	—	—	60,857	60,857
Balance at December 31, 2023	37,091	$37	—	$—	$1,071,021	$(602,947)	$468,111
Issuance of stock awards, net of cancellations	133	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,354	—	2,354
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	—	—	(393)	—	(393)
Dividends to shareholders	—	—	—	—	(72,294)	—	(72,294)
Repurchases of common stock	(21)	—	—	—	(233)	—	(233)
Net income	—	—	—	—	—	62,986	62,986
Balance at December 31, 2024	37,203	$37	—	$—	$1,000,455	$(539,961)	$460,531

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$62,986	$60,857	$242,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	32,479	22,176	17,884
Deferred income taxes	(22,232)	13,960	(64,529)
(Gain) loss on derivative contracts	(748)	(1,447)	(5,975)
Settlement gains (losses) on derivative contracts	548	5,876	1,525
Stock-based compensation	2,354	1,945	1,526
Other	1,517	159	153
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	(842)	12,130	(13,211)
Prepaid expenses	(2,940)	93	(1,507)
Other current assets	375	2,203	(5378)
Other assets and liabilities, net	(1,501)	(56)	(129)
Accounts payable and accrued expenses	2,812	(1,409)	(5,246)
Asset retirement obligations	(875)	(909)	(2,585)
Net cash provided by operating activities	73,933	115,578	164,696
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(26,404)	(26,375)	(44,085)
Acquisitions of assets	(129,664)	(11,232)	(1,431)
Purchase of other property and equipment	(1)	(29)	(49)
Proceeds from sale of assets	1,373	1,472	448
Net cash (used in) provided by investing activities	(154,696)	(36,164)	(45,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(72,336)	(81,515)	—
Reduction of financing lease liability	(708)	(588)	(541)
Proceeds from exercise of stock options	—	94	77
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(393)	(929)	(1,177)
Common stock repurchases	(233)	—	—
Cash received on warrant exercises	—	—	6
Net cash (used in) financing activities	(73,670)	(82,938)	(1,635)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(154,433)	(3,524)	117,944
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	253,944	257,468	139,524
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of year	$99,511	$253,944	$257,468

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

The more significant areas requiring the use of assumptions, judgments and estimates include: oil, natural gas and NGL reserves; impairment tests of long-lived assets; the carrying value of unproved oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; determinations of significant additions or alterations to the full cost pool and related estimates of fair value used to allocate the full cost pool net book value to acquired or divested properties, as necessary; valuation allowances for deferred tax assets; income taxes; valuation of derivative instruments; contingencies; and accrued revenue and related receivables. Although management believes these estimates are reasonable, actual results could differ significantly from those estimates.

Going Concern Consideration. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash and Cash Equivalents. The Company considers all highly-liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where we may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of December 31, 2024, 2023, and 2022, the Company had $98.1 million, $252.4 million, and $255.7 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of December 31, 2024, 2023, and 2022, the Company had $1.4 million, $1.5 million, and $1.7 million in restricted cash, respectively.

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

Fair Value of Financial Instruments. Certain of the Company’s financial assets and liabilities are measured at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s financial instruments, not otherwise recorded at fair value, consist primarily of cash, restricted cash, prepaid expenses, receivables, and payables and accrued expenses. The carrying values of cash, restricted cash, trade receivables, trade payables and accrued expenses are considered to reflect fair values due to the short-term maturity of these instruments. See Note 4 for further discussion of the Company’s fair value measurements.

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

Other Assets. Other assets consist of capitalized operating leases and production equipment inventories not placed in service. See Note 7 for discussion of the Company’s leases. Production equipment inventories are stated at the lower of cost or net realizable value as of December 31, 2024, and 2023. The Company’s production equipment inventory primarily comprises oil and natural gas drilling or repair items such as tubing, casing and pumping units. Inventory expected to be placed in service within one year is reflected in other current assets on the accompanying consolidated balance sheets, while inventory expected to be place in service beyond one year is reflected in other assets on the accompanying consolidated balance sheets. For the year ended December 31, 2024, the Company recorded a $1.3 million impairment in other operating (income) expense on the accompanying consolidated statements of operations to reflect production equipment inventory at the lower of cost or net realizable value. There were no inventory impairments recorded for the years ended December 31, 2023 and 2022.

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of unproved properties and internal costs directly related to the Company’s acquisition, development, and exploration activities and capitalized interest. The Company capitalized gross internal costs of $0.2 million, $0.2 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

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

Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. The Company did not capitalize any interest on unproved properties during the years ended December 31, 2024 or 2023.

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

The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has not recorded a liability for natural gas imbalance positions as of December 31, 2024 and recorded a $1.5 million liability at December 31, 2023. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheets.

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

The Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	Sales	% of Revenue
December 31, 2024
Plains Marketing, L.P.	$50,465	40.3%
Targa Pipeline Mid-Continent West OK LLC	$46,248	36.9%

December 31, 2023
Plains Marketing, L.P.	$71,832	48.3%
Targa Pipeline Mid-Continent West OK LLC	$69,743	46.9%

December 31, 2022
Targa Pipeline Mid-Continent West OK LLC	$147,902	58.2%
Plains Marketing, L.P.	$76,342	30.0%

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements. The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires entities to disclose the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company applied the amendments in this ASU retrospectively to all prior periods presented in the financial statements. See Note 18 for additional discussion of the Company's segment information.

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

2. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(131)	$(104)	$(215)

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$1,182	$919	$6,151
Non-cash acquisition purchase price adjustments	$8,819	$(651)	$—
Right-of-use assets obtained in exchange for financing lease obligations	$790	$760	$713
Inventory material transfers to oil and natural gas properties	$141	$1,289	$—
Asset retirement obligation capitalized	$353	$113	$86
Asset retirement obligation removed due to divestiture	$—	$(1,413)	$(623)
Asset retirement obligation revisions	$31	$(939)	$2,656
Change in dividends payable	$42	$(263)	$—

3. Acquisitions of Assets and Oil and Gas Properties

2024 Acquisitions

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
The following table represents the allocation of the total cost of the Cherokee Play Acquisition to the assets acquired and liabilities assumed after customary post-closing adjustments:

(in thousands)
Total Consideration
Cash paid	$121,908

Allocation of Total Consideration
Assets
Oil and natural gas properties	$129,825
Total Assets	$129,825

Liabilities(1)
Accounts payable and accrued expenses	$7,917
Total liabilities assumed	7,917
Net Assets Acquired and Liabilities Assumed	$121,908
____________________
(1)    Asset retirement obligations assumed were de minimis.

On December 13, 2024, the Company closed an acquisition that increased its ownership interest in proved and unproved oil and gas properties within the Cherokee Play for $5.2 million, before customary post-closing adjustments. The Company used its cash on hand to fund the acquisition.

On June 13, 2024, the Company closed an acquisition that increased its ownership interest in twenty-nine producing wells and five saltwater disposal wells for $2.1 million, before customary post-closing adjustments. The Company used its cash on hand to fund the acquisition.

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
4. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets, accounts payable and accrued expenses and other current liabilities and other long-term obligations included in the consolidated balance sheets approximated fair value at December 31, 2024 and December 31, 2023.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company's financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of December 31, 2024.

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

Level 3 Fair Value Measurements

Acquisitions. The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its oil and gas properties acquired. The Company recognized the assets acquired in our acquisitions at cost at a relative fair value basis (See “Note 3 — Acquisitions” for additional information). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its oil and gas properties were determined using NYMEX forward strip prices as of the closing date of each acquisition. The estimated future cash flows also included assumptions independently prepared by Cawley, Gillespie & Associates for the estimates of production from the oil and natural gas properties, future operating expenses, development costs and income taxes of the acquired properties and risk adjusted discount rates.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Fair Value - Recurring Measurement Basis

As of December 31, 2024 the following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

	Fair Value Measurements			Netting(1)	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$830	$—	$630	$200
Total	$—	$830	$—	$630	$200

(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

There were no open commodity derivative contracts as of December 31, 2023.

Transfers. During the years ended December 31, 2024, 2023 and 2022, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

5. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2024	2023
Oil, natural gas and NGL sales	$15,320	$14,545
Joint interest billing	9,957	7,405
Other	628	2,243
Total accounts receivable	25,905	24,193
Less: allowance for expected credit losses	(2,027)	(2,027)
Total accounts receivable, net	$23,878	$22,166

For the years ended December 31, 2024 and 2023, there was no activity for our allowance for expected credit losses. As of December 31, 2024 and 2023, our allowance for expected credit losses was $2.0 million.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table summarizes derivative activity for the years ended December 31, 2024, 2023 and 2022, (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Gain) loss on derivative contracts	$(748)	$(1,447)	$(5,975)
Realized settlement gains (losses) on derivative contracts	$548	$5,876	$1,525

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from its counterparties. As of December 31, 2024, the Company’s open commodity derivative contracts were held with one counterparty.

The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative asset positions as of December 31, 2024 (in thousands):

December 31, 2024

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$744	$630	$114	$—	$114
Derivative contracts - non-current	86	—	86	—	86
Total	$830	$630	$200	$—	$200

There were no open derivative positions as of December 31, 2023.

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

As of December 31, 2024, the Company's open derivative contracts consisted of oil and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

Period	Type of Derivative Instrument	Index(1)	Daily Volume (Bbl)	Weighted Average Price Per Barrel
January 2025 - December 2025	Swaps	Mont Belvieu OPIS	300	$39.69
January 2025 - December 2025	Swaps	NYMEX WTI	500	$71.60
January 2026 - June 2026	Swaps	NYMEX WTI	300	$68.67

(1) NGL swaps exclude ethane

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a net basis with same counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	December 31, 2024
Oil and NGL price swaps	Current assets - Derivative Contracts	$114
Oil and NGL price swaps	Non-current assets - Derivative Contracts	86
Total net derivative contracts		$200
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

Capitalized operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying consolidated balance sheet as of December 31, 2024 and 2023.

The Company had operating and financing leases for vehicles, office space and equipment outstanding during the year ended December 31, 2024, 2023 and 2022 which were not significant to the consolidated financial statements.

The components of lease costs recognized for the Company's right-of-use leases are shown below (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Short-term lease cost (1)	$1,815	$3,139	$4,208
Financing lease cost	904	874	673
Operating lease cost	167	167	161
Total lease cost	$2,886	$4,180	$5,042
___________________
(1)During the year ended December 31, 2024, there were no short-term lease costs capitalized associated with drilling rig leases. During the year ended December 31, 2023, there were $1.6 million in short-term lease costs capitalized associated with our drilling rig lease. During the year ended December 31, 2022, there were $3.3 million in short-term lease costs capitalized associated with our drilling rig lease. Portions of these costs were reimbursed to the Company by other working interest owners.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Oil and natural gas properties
Proved	$1,689,807	$1,538,724
Unproved	23,504	11,197
Total oil and natural gas properties	1,713,311	1,549,921
Less accumulated depreciation, depletion and impairment	(1,415,110)	(1,393,801)
Net oil and natural gas properties capitalized costs	298,201	156,120

Land	200	200
Electrical infrastructure	121,818	121,819
Non-oil and natural gas equipment	1,634	1,656
Buildings and structures	3,603	3,603
Financing Leases	1,286	1,399
Total	128,541	128,677
Less accumulated depreciation and amortization	(47,852)	(42,184)
Other property, plant and equipment, net	80,689	86,493
Total property, plant and equipment, net	$378,890	$242,613

The average rates used for depreciation and depletion of oil and natural gas properties were $3.52 per Boe in 2024, $1.82 per Boe in 2023 and $1.18 per Boe in 2022.

Costs Excluded from Amortization

Costs excluded from amortization were related to unproved properties and were $23.5 million and $11.2 million, at December 31, 2024 and 2023, respectively.

For leases that do not have existing production that would otherwise extend the lease term, the Company estimates that any associated unproved costs will be evaluated and transferred to the amortization base of the full cost pool within a three to five-year period from the original lease date. In addition, the Company’s internal engineers evaluate all properties on a quarterly basis.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accounts payable and other accrued expenses	$19,502	$12,854
Production payable	27,557	21,086
Payroll and benefits	2,912	4,146
Taxes payable	654	742
Total accounts payable and accrued expenses	$50,625	$38,828

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
10. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$64,404	$63,709	$59,368
Liability incurred upon acquiring and drilling wells	353	113	86
Revisions in estimated cash flows (1)	31	(939)	2,656
Liability settled or disposed in current period	(889)	(2,927)	(2,296)
Accretion (2)	4,681	4,448	3,895
Ending balance	68,580	64,404	63,709
Less: current portion	9,131	9,851	16,074
Asset retirement obligations, net of current	$59,449	$54,553	$47,635
____________________
(1)    Revisions for the years ended December 31, 2023 and 2022 relate primarily to changes in working interest and estimated well lives.
(2)    Included on the Depreciation and depletion - oil and natural gas line item on the Consolidated Statements of Operations.

11. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of December 31, 2024. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases (the “Cases”):

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma (“In re SandRidge Energy, Inc. Securities Litigation”); and

• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma (“Lanier Trust”)

Both cases were settled with all defendants except the SandRidge Mississippian Trust I (“the Trust”) in Lanier Trust, which is being sued by a class of purchasers of units under the remaining claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegations that the Trust, made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company. The Company may be contractually obligated to indemnify the Trust for losses, claims, damages, liabilities and expenses, including reasonable costs of investigation and attorneys’ fees and expenses, which it is required to advance. Such indemnification may not be covered by insurance. Considering the status of the Lanier Trust matter, and the facts, circumstances and legal theories relating thereto, the Company is not able to determine the likelihood of an outcome or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, such losses, if incurred, could be material. The Company has not established any liabilities relating to the Lanier Trust matter and believes that the plaintiffs’ claims are without merit.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17 million with those defendants. The Company refused and filed an action in Oklahoma state court seeking a declaratory judgment that the defendants were not entitled to indemnification. The insurance carriers funded the settlement of $17 million and filed a counterclaim, which seeks reimbursement of the $17 million settlement, with each carrier to receive their funded portion of the $17 million. The Company disputes any liability, as it believes it has meritorious defenses, and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any liabilities relating to this matter.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings, which are being handled and defended by the Company in the ordinary course of business.

12. Income Taxes

The Company’s income tax (benefit) provision consisted of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred
Federal	(19,370)	12,002	(55,796)
State	(2,862)	1,958	(8,733)
	(22,232)	13,960	(64,529)
Total (benefit) provision	$(22,232)	$13,960	$(64,529)

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
A reconciliation of the (benefit) provision for income taxes at the statutory federal tax rate to the Company’s actual income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Computed at federal statutory rate	$8,559	$15,712	$37,304
State taxes, net of federal benefit	1,317	2,433	5,843
Non-deductible expenses	23	2	3
Stock-based compensation	(22)	(71)	23
Return to provision adjustments	—	738	1,015
Change in statutory tax rate	948	2,665	25,499
Change in state net operating loss carryforwards	673	—	31,762
Change in valuation allowance	(33,730)	(7,537)	(165,978)
Other	—	18	—
Total (benefit) provision	$(22,232)	$13,960	$(64,529)

Effective tax rate	(54.5)%	18.7%	(36.3)%

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2024, we partially released our valuation allowance on our deferred tax assets by $72.8 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. Our partial valuation allowance release of $50.6 million as of December 31, 2023 was increased by $22.2 million due to changes in expected future income, resulting in net deferred tax assets of $72.8 million as of December 31, 2024.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax liabilities
Investments (1)	$—	$—
Derivative contracts	—	—
Total deferred tax liabilities	—	—
Deferred tax assets
Property, plant and equipment	57,061	68,750
Net operating loss carryforwards	373,506	372,903
Tax credits and other carryforwards	33,851	33,851
Asset retirement obligations	13,327	13,551
Investments (1)	97	121
Other	1,454	1,618
Total deferred tax assets	479,296	490,794
Valuation allowance	(406,495)	(440,225)
Net deferred tax asset	$72,801	$50,569
____________________
(1) Includes the Company’s deferred tax liability resulting from its investment in the Royalty Trusts.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
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

As of December 31, 2024, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.1 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.1 billion in state NOL carryforwards, approximately $199 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $652 million do not have an expiration date and $223 million expire during the years 2026 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have any unrecognized tax benefits at December 31, 2024, 2023 or 2022.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2021 to present remain open for federal examination. Additionally, tax years 2005 through 2020 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

13. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share and 50 million shares of preferred stock, par value $0.001 per share. At December 31, 2024, the Company had 37.2 million shares of common stock issued and outstanding, including 0.1 million of shares of unvested restricted stock awards. The Company also has 0.2 million restricted stock units, an immaterial amount of performance share units and 0.1 million stock options outstanding at December 31, 2024 as discussed further in Note 15. At December 31, 2023, the Company had 37.1 million shares of common stock issued and outstanding, including 0.1 million of shares of unvested restricted stock awards. The Company also had 0.1 million restricted stock units, an immaterial amount of performance share units and 0.2 million stock options outstanding at December 31, 2023.

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
Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021 of $25.0 million. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, can be modified or discontinued by the Board at any time and does not have an expiration date. For the year ended December 31, 2024, the Company repurchased 21,308 shares for $0.2 million. The Company did not repurchase any common stock under the existing or prior Program during the year ended December 31, 2023.

Dividends. In January 2024, the Board approved a one-time cash dividend of $1.50 per share of the Company's common stock, which was paid on February 20, 2024 to shareholders of record as of the close of business on February 5, 2024. The aggregate total payout was approximately $55.6 million. Additionally, in March 2024, the Board increased the on-going quarterly dividend to $0.11 per share which was paid in March, May, August, and November 2024. The aggregate total payout was $16.3 million. The $0.11 per share dividend is subject to quarterly approval by the Board. Dividend payments for the year ended December 31, 2024 totaled $72.3 million, which included $0.5 million of dividends on vested stock awards. Cash dividends for the year ended December 31, 2023 totaled $81.5 million.

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

The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 20, 2023, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan, approved by shareholders, to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. This amendment was approved at the Company’s 2024 Annual Meeting.

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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Number of shares withheld for taxes	29	59	66
Value of shares withheld for taxes	$393	$929	$1,177

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
14. Revenues

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Oil	$68,231	$78,174	$87,528
Natural gas	21,397	34,941	103,067
NGL	35,662	35,526	63,663
Total revenues	$125,290	$148,641	$254,258

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its customers. As of December 31, 2024 and 2023, the Company had revenues receivable of $15.3 million and $14.5 million, respectively, and we did not record any credit losses on revenue receivable as of December 31, 2024 , 2023 and 2022. As of December 31, 2024, three purchasers accounted for approximately 70.9% of our revenues receivable.

15. Share-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 4, 2016 and authorizes the issuance of up to 4.6 million shares of SandRidge common stock.

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. At December 31, 2024, the Company had restricted stock awards, restricted stock units, performance share units and stock options outstanding under the Omnibus Incentive Plan. Forfeitures for these awards are recognized as they occur.
Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares at December 31, 2024 will generally vest over a one-year period with a remaining weighted average contractual period of 0.51 years and have $0.3 million of associated unrecognized compensation cost.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted shares outstanding at January 1, 2022	57	$5.26
Granted	18	$18.93
Vested	(57)	$5.26
Forfeited / Canceled	—	$—
Unvested restricted shares outstanding at December 31, 2022	18	$18.93
Granted	54	$13.85
Vested	(18)	$18.93
Forfeited / Canceled	—	$—
Unvested restricted shares outstanding at December 31, 2023	54	$13.85
Granted	65	$13.20
Vested (1)	(65)	$13.76
Forfeited / Canceled	—	$—
Unvested restricted shares outstanding at December 31, 2024	53	$13.17
Totals may not sum or recalculate due to rounding
____________________
(1)     The aggregate intrinsic value of restricted stock that vested during 2024 was approximately $0.9 million based on the stock price at the time of vesting.

Restricted Stock Units. The Company’s restricted stock units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted stock units at December 31, 2024 will generally vest over a three-year period with a remaining weighted average contractual period of 2.14 years and have $1.6 million associated unrecognized compensation cost at December 31, 2024.

The following table presents a summary of the Company’s unvested restricted stock units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock units outstanding at January 1, 2022	406	$4.18
Granted	39	$13.51
Vested	(175)	$3.61
Forfeited / Canceled	(18)	$5.51
Unvested restricted stock units outstanding at December 31, 2022	252	$5.93
Granted	79	$15.13
Vested	(175)	$4.33
Forfeited / Canceled	(18)	$11.50
Unvested restricted stock units outstanding at December 31, 2023	138	$12.51
Granted	96	$13.14
Vested (1)	(81)	$10.85
Forfeited / Canceled	—	$—
Unvested restricted stock units outstanding at December 31, 2024	153	$13.78
Totals may not sum or recalculate due to rounding
____________________
(1)     The aggregate intrinsic value of restricted stock units that vested during 2024 was approximately $1.1 million based on the stock price at the time of vesting.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Performance Share Units. The Company’s performance share units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding performance share units at December 31, 2024 will generally vest over a one year period with a remaining weighted average contractual period of 0.37 years and an $0.1 million amount of unrecognized compensation cost at December 31, 2024.

The following table presents a summary of the Company's performance share units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested performance share units outstanding at January 1, 2022	34	$5.01
Granted	19	$13.51
Vested	(34)	$5.01
Forfeited / Canceled	(2)	$13.51
Unvested performance share units outstanding at December 31, 2022	17	$13.51
Granted	19	$15.31
Vested	(17)	$13.51
Forfeited / Canceled	(3)	$15.31
Unvested performance share units outstanding at December 31, 2023	16	$15.31
Granted	23	$13.63
Vested (1)	(16)	$15.31
Forfeited / Canceled	—	$—
Unvested performance share units outstanding at December 31, 2024	23	$13.63
Totals may not sum or recalculate due to rounding
____________________
(1)     The aggregate intrinsic value of performance share units that vested during 2024 was approximately $0.2 million.

Stock Options

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model that used the weighted average assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock and other factors. The Company uses historical data on the exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. There were no stock options granted during the years ended December 31, 2024, 2023 or 2022.

Assumptions	For the Year Ended December 31, 2021
Risk-free interest rate	0.79%
Expected dividend yield	—%
Expected volatility	78.2%
Expected term	5 years

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company's stock option activity for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value (in millions)
	(In thousands)
Outstanding at January 1, 2022	324	$—	7.80	$0.80
Granted	—	—	—	—
Exercised	(31)	$17.53	—	—
Expired	—	—	—	—
Forfeited / Canceled	(7)	—	—	—
Outstanding at December 31, 2022	286	$—	7.64	$2.38
Exercisable at December 31, 2022	68	$—	6.49	$0.64

Outstanding at December 31, 2022	286	$—	7.64	$2.38
Granted	—	—	—	—
Exercised	(36)	$15.68	—	—
Expired	—	—	—	—
Forfeited / Canceled	—	—	—	—
Outstanding at December 31, 2023	250	$—	7.66	$1.02
Exercisable at December 31, 2023	100	$—	7.66	$0.41

Outstanding at December 31, 2023	250	$—	7.66	$1.02
Granted	—	—	—	—
Exercised	—	$—	—	—
Expired	—	—	—	—
Forfeited / Canceled	—	—	—	—
Outstanding at December 31, 2024 (1)	250	$—	6.65	$0.53
Exercisable at December 31, 2024	150	$—	6.65	$0.32
Totals may not sum or recalculate due to rounding
____________________
(1)     All outstanding stock options as of December 31, 2024 are expected to vest.
In August 2021, the Company granted nonqualified stock options. As of December 31, 2024, the total unrecognized compensation expense was $0.5 million and will be recognized over a weighted average period of 1.65 years. The Company issues new shares upon stock option exercises.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following tables summarize the Company's share and incentive-based compensation for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Recurring Compensation Expense (1)
Year Ended December 31, 2024
Equity-classified awards:
Restricted stock awards and units	$1,790
Performance share units	264
Stock options	300
Total share-based compensation expense	$2,354
Year Ended December 31, 2023
Equity-classified awards:
Restricted stock awards and units	$1,415
Performance share units	229
Stock options	301
Total share-based compensation expense	$1,945
Year Ended December 31, 2022
Equity-classified awards:
Restricted stock awards and units	$997
Performance share units	215
Stock options	314
Total share-based compensation expense	$1,526
____________________
(1)Recorded in general and administrative expense in the accompanying consolidated statements of operations.

16. Incentive and Deferred Compensation Plans

Annual Incentive Plan. The Annual Incentive Plan ("AIP") incorporates quantitative performance measures, strategic qualitative goals and competitive target award levels for management and employees for the 2024 and 2023 performance years. Incentive bonus awards for 2024 will be provided based on performance measures related to health, safety and environment, production, operating expenses, capital expenditures, general and administrative expenses, among other metrics and will be paid in 2025 at the discretion of the Board of Directors. As of December 31, 2024 and 2023, the Company accrued approximately $2.2 million and $2.2 million, respectively for AIP. AIP Payments totaling $2.2 million were paid in 2024 for the 2023 performance year and $1.5 million were paid in 2023 for the 2022 performance year.

401(k) Plan. The Company maintains a 401(k) retirement plan for its employees. Under this plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by the IRS. For the years ended December 31, 2024, 2023 and 2022, the Company made matching contributions to the plan equal to 100% on the first 10% of employee deferred wages, excluding incentive compensation, totaling $0.9 million for the year ended December 31, 2024 and $0.8 million for the years ended December 31, 2023 and 2022. Participants in the plan are immediately 100% vested in the discretionary employee contributions and related earnings on those contributions. The Company's matching contributions and related earnings vest based on years of service, with full vesting occurring on the fourth anniversary of employment.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
17. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Net Income (loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2024
Basic earnings per share	$62,986	37,106	$1.70
Effect of dilutive securities
Restricted stock awards (1)	—	28
Restricted share units (1)	—	32
Performance share units (1)	—	11
Stock options (1)	—	11
Diluted earnings per share	$62,986	37,188	$1.69
Year Ended December 31, 2023
Basic earnings per share	$60,857	36,939	$1.65
Effect of dilutive securities
Restricted stock awards (1)	—	19
Restricted share units (1)	—	120
Performance share units (1)	—	13
Stock options (1)	—	43
Diluted earnings per share	$60,857	37,134	$1.64
Year Ended December 31, 2022
Basic earnings per share	$242,168	36,745	$6.59
Effect of dilutive securities
Restricted stock awards (1)	—	20
Restricted share units (1)	—	285
Performance share units (1)	—	20
Stock options (1)	—	84
Diluted earnings per share	$242,168	37,154	$6.52
____________________
(1)The incremental shares of potentially dilutive restricted stock awards, restricted stock units, performance share units and stock options were included for the years ended December 31, 2024, 2023 and 2022 as their effect was dilutive under the treasury stock method.

See Note 15 for discussion of the Company’s share-based compensation awards.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
18. Segment Reporting

The Company operates as one operating segment, which is engaged in the acquisition, development, and production of oil, natural gas, and NGL in the U.S. Mid-Continent. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer who reviews financial information on a consolidated basis and uses net income (loss) to make key operating decisions and assess financial performance. The CODM considers significant segment expenses to be those presented in the below table. Interest expense was not significant for the years ended December 31, 2024, 2023 or 2022. The CODM regularly reviews total assets which were $581.5 million and $574.2 million as of December 31, 2024 and 2023, respectively.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenues
Oil	$68,231	$78,174	$87,528
Natural gas	21,397	34,941	103,067
NGL	35,662	35,526	63,663
Total revenues	125,290	148,641	254,258
Expenses
Lease operating expenses	40,012	41,862	41,286
Production, ad valorem, and other taxes	6,780	10,870	15,880
Depreciation and depletion—oil and natural gas	25,976	15,657	11,542
Depreciation and amortization—other	6,503	6,518	6,342
General and administrative	11,695	10,735	9,449
Restructuring expenses	474	406	382
Employee termination benefits	—	19	—
(Gain) loss on derivative contracts	(748)	(1,447)	(5,975)
Other operating (income) expense	1,372	(157)	(99)
Total expenses	92,064	84,463	78,807
Income (loss) from operations	33,226	64,178	175,451
Other income (expense)
Interest income (expense), net	7,744	10,552	1,810
Other income (expense), net	(216)	87	378
Total other income (expense)	7,528	10,639	2,188
Income (loss) before income taxes	40,754	74,817	177,639
Income tax (benefit)	(22,232)	13,960	(64,529)
Net income (loss)	$62,986	$60,857	$242,168

Capital expenditures, including acquisitions	$156,472	$33,664	$50,639

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
19. Subsequent Events

On March 7, 2025, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, payable on March 31, 2025 to shareholders of record on March 20, 2025.

Subsequent to December 31, 2024, the Company entered into the following natural gas derivative swap contracts:

Period	Index	Daily Volume (MMBtu)	Weighted Average Price Per MMBtu
March 2025 - December 2025	NYMEX Henry Hub	8,500	$4.17
January 2026 - December 2026	NYMEX Henry Hub	4,500	$4.09

Subsequent to December 31, 2024, the Company entered into the following natural gas derivative producer costless collar contracts:

Period	Index	Daily Volume (MMBtu)	Put (Per MMBtu)	Call (Per MMBtu)
March 2025 - December 2025	NYMEX Henry Hub	8,500	$3.50	$5.50
April 2025 - December 2025	NYMEX Henry Hub	12,000	$4.00	$8.20
January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35	$5.35

Subsequent to December 31, 2024, the Company entered into the following ethane derivative swap contracts:

Period	Index	Daily Volume (Bbl)	Weighted Average Price Per Bbl
March 2025 - December 2025	Mont Belvieu OPIS	325	$11.76

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2024	2023
Oil and natural gas properties
Proved	$1,689,807	$1,538,724
Unproved	23,504	11,197
Total oil and natural gas properties	1,713,311	1,549,921
Less accumulated depreciation, depletion and impairment	(1,415,110)	(1,393,801)
Net oil and natural gas properties capitalized costs	$298,201	$156,120

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Acquisitions of properties
Proved	$126,998	$11,232	$1,431
Unproved	2,666	—	—
Exploration(1)	11,246	(46)	809
Development	15,562	22,478	48,399
Total cost incurred	$156,472	$33,664	$50,639
____________________
(1)    Includes land, geological, geophysical and leasehold costs.

Costs Excluded from Amortization

The following table summarizes the costs, by year incurred, related to unproved properties, which were excluded from oil and natural gas properties subject to amortization at December 31, 2024 (in thousands):

		Year Ended December 31,
	Total	2024	2023	2022	2021 and Prior
Acquisition and exploration	22,432	11,860	(270)	(599)	11,441
Capitalized interest	1,072	—	—	—	1,072
Total costs incurred(1)	$23,504	$11,860	$(270)	$(599)	$12,513
____________________
(1)    Includes application of fresh start accounting in 2016 and reflects remaining balance at December 31, 2024.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Results of Operations for Oil and Natural Gas Producing Activities

The following table presents the Company’s results of operations from oil and natural gas producing activities (in thousands), which exclude any interest costs or indirect general and administrative costs and, therefore, are not necessarily indicative of the impact the Company’s operations have on actual net earnings.

	Year Ended December 31,
	2024	2023	2022
Revenues	$125,290	$148,641	$254,258
Expenses
Production costs	46,832	53,099	57,221
Depreciation and depletion	25,976	15,657	11,542
Total expenses	72,808	68,756	68,763
Income (loss) before income taxes	52,482	79,885	185,495
Income tax expense (benefit) (1)	12,728	19,374	45,055
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$39,754	$60,511	$140,440
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

Approximately 97.5% of the Company’s proved reserves estimates have been prepared by independent reservoir engineers and geoscience professionals and the remaining 2.5% of proved reserves are estimated internally and are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Cawley, Gillespie & Associates, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs for approximately 97.5% of the Company’s net interest in oil and natural gas properties as of the years ended December 31, 2024 and 2023. Cawley, Gillespie & Associates are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. The remaining proved reserves were based on Company estimates.

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

2024 Activity. Proved reserves increased from 55.7 MMBoe at December 31, 2023 to 63.1 MMBoe at December 31, 2024, primarily due to purchases of 16.0 MMBoe, 3.5 MMBoe associated with other commercial improvements, and positive revisions of 2.3 MMBoe related to NGL Yield. These were partially offset by negative revisions including 6.6 MMBoe due to a decrease in year-end SEC commodity prices for oil and natural gas and price realizations, as well as 6.1 MMBoe from the Company’s production during 2024, and 1.7 MMboe attributable to well performance, well shut-ins and other revisions.

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

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The summary below presents changes in the Company’s estimated reserves.

	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf) (1)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2021	7,850	24,313	234,731	71,285
Revisions of previous estimates (2)	971	2,825	25,841	8,102
Acquisitions of new reserves	39	65	528	192
Extensions and discoveries	510	227	2,823	1,208
Production	(949)	(1,997)	(21,101)	(6,463)
As of December 31, 2022	8,421	25,433	242,822	74,324
Revisions of previous estimates (2)	(1,027)	(8,200)	(36,464)	(15,304)
Acquisitions of new reserves	453	379	5,474	1,745
Extensions and discoveries	283	357	3,431	1,211
Sales of reserves in place	(26)	(49)	(427)	(147)
Production	(1,047)	(1,705)	(20,403)	(6,152)
As of December 31, 2023	7,057	16,215	194,433	55,677
Revisions of previous estimates (2)	(535)	489	(14,754)	(2,503)
Acquisitions of new reserves	4,131	5,884	35,738	15,971
Extensions and discoveries	10	(6)	(21)	1
Production	(918)	(1,889)	(19,488)	(6,056)
As of December 31, 2024	9,745	20,693	195,908	63,090
Proved developed reserves
As of December 31, 2021	7,850	24,313	234,731	71,285
As of December 31, 2022	8,421	25,433	242,822	74,324
As of December 31, 2023	7,057	16,215	194,433	55,677
As of December 31, 2024	7,863	18,499	183,647	56,970
Proved undeveloped reserves
As of December 31, 2021	—	—	—	—
As of December 31, 2022	—	—	—	—
As of December 31, 2023	—	—	—	—
As of December 31, 2024	1,882	2,194	12,261	6,120

Totals may not sum or recalculate due to rounding
_________________
(1)    Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)    Revisions include changes due to commodity prices, production costs, previous quantity estimates, and other commercial factors. Primary factor for revisions in years ended 2024, 2023 and 2022 were changes in SEC prices, among other factors. See Proved Reserves discussion in Part I, Item 1 of this Form 10-K for additional detail.

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
•pricing is applied based upon SEC prices at December 31, 2024, 2023 and 2022, adjusted for fixed or determinable contracts that are in existence at year-end.
The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2024	2023	2022
Oil (per Bbl)	$74.04	$76.65	$93.73
Natural gas (per Mcf)	$1.02	$1.62	$4.76
NGL (per Bbl)	$19.40	$21.53	$33.42
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

	December 31,
	2024	2023	2022
Future cash inflows from production	$1,322,371	$1,204,568	$2,795,762
Future production costs (1)	(584,452)	(627,715)	(1,131,145)
Future development costs (2)	(108,821)	(39,288)	(36,730)
Future income tax expenses (3)	—	—	(17,780)
Undiscounted future net cash flows	629,098	537,565	1,610,107
10% annual discount	(266,402)	(241,272)	(803,242)
Standardized measure of discounted future net cash flows	$362,696	$296,293	$806,865
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
The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning present value	$296,293	$806,865	$432,914
Changes during the year
Revenues less production	(78,497)	(95,909)	(197,419)
Net changes in prices, production and other costs	(43,115)	(372,897)	465,116
Development costs incurred	—	645	846
Net changes in future development costs	(6,991)	(1,307)	3,028
Extensions and discoveries	137	18,422	36,984
Revisions of previous quantity estimates (1)	(14,213)	(171,758)	98,579
Accretion of discount	29,629	81,066	34,138
Net change in income taxes	—	3,798	(3,798)
Purchases of reserves in-place	168,590	14,450	3,039
Sales of reserves in-place	—	(1,394)	—
Timing differences and other (2)	10,863	14,312	(66,562)
Net change for the year	66,403	(510,572)	373,951
Ending present value (3)	$362,696	$296,293	$806,865
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2025: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2025: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2025: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2025: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 30, 2025.

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
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc., as filed with the Secretary of State of Delaware	8-A	001-33784	3.1	7/2/2020
4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016
4.2	Warrant Agreement, dated as of October 4, 2016, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	8-K	001-33784	10.6	10/7/2016
4.3	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016
4.4	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017
4.5	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018
4.6	Description of Registrant's Securities	10-K	001-33784	4.6	2/27/2020	*
4.7	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	7/2/2020
4.8	First Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	3/16/2021
4.9	Second Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	6/20/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016
10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017
10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017
10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017
10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017
10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017
10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018
10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018
10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018
10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018
10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018
10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019
10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015
10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/09/2019
10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/09/2019
10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-K	001-33784	10.4.2	2/27/2020
10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016
10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016
10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016
10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018
10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018
10.11	Purchase and Sale Agreement by and between SandRidge Energy, Inc. and Gondola Resources, LLC, dated December 11, 2020	8-K	001-33784	2.1	12/14/2020
10.12	Stock Options Award Agreement - Grayson Pranin					*
10.13	Restricted Stock Units Award Agreement - Grayson Pranin					*
10.14	Purchase and Sale Agreement, dated July 29, 2024, by and among SandRidge Exploration and Production, LLC, Upland Exploration, LLC and Upland Operating, LLC	8-K	001-33784	2.1	7/29/2024
10.15	Amendment to Purchase and Sale Agreement, dated August 30, 2024 by and among SandRidge Exploration and Production, LLC, SandRidge Energy, Inc., Upland Exploration LLC and Upland Operating, LLC.	8-K	001-33784	10.1	9/3/2024
16.1	Letter of Deloitte & Touche LLP dated June 21, 2022 to the SEC regarding statements included in this Form 8-K	8-K	001-33784	16.1	6/21/2022
16.1.2	Letter of Moss Adams LLP dated April 27, 2023 to the SEC regarding statements included in this Form 8-K	8-K	001-33784	16.1	4/27/2023
19.1	Insider Trading Policy					*
21.1	Subsidiaries of SandRidge Energy, Inc.					*
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
23.1	Consent of Grant Thornton LLP					*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
23.2	Consent of Moss Adams LLP					*
23.3	Consent of Cawley, Gillespie & Associates					*
31.1	Section 302 Certification-Chief Executive Officer					*
31.2	Section 302 Certification-Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
97.1	Incentive Based Compensation Recoupment Policy					*
99.1	Report of Cawley, Gillespie & Associates					*
99.2	Schedule II - Valuation and Qualifying Accounts					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
† Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

	By	/s/ Grayson Pranin
Grayson Pranin
President and Chief Executive Officer
March 11, 2025

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grayson Pranin and Jonathan Frates and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GRAYSON PRANIN	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2025
Grayson Pranin

/s/ JONATHAN FRATES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2025
Jonathan Frates

/s/ VINCENT INTRIERI	Chairman	March 11, 2025
Vincent Intrieri

/s/ NANCY DUNLAP	Director	March 11, 2025
Nancy Dunlap

/s/ JAFFREY FIRESTONE	Director	March 11, 2025
Jaffrey Firestone

/s/ JOHN J. LIPINSKI	Director	March 11, 2025
John J. Lipinski

/s/ RANDOLPH C. READ	Director	March 11, 2025
Randolph C. Read