Form 10-Q
period 2025-03-31
SANDRIDGE ENERGY INC
filed 2025-05-08
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 1, 2025, was 36,687,041.

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

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission on March 11, 2025 and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2025

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$99,726	$98,128
Restricted cash	1,383	1,383
Accounts receivable, net	24,879	23,878
Derivative contracts	—	114
Prepaid expenses	3,916	3,370
Other current assets	1,089	780
Total current assets	130,993	127,653
Oil and natural gas properties, using full cost method of accounting
Proved	1,697,468	1,689,807
Unproved	27,934	23,504
Less: accumulated depreciation, depletion and impairment	(1,422,624)	(1,415,110)
	302,778	298,201
Other property, plant and equipment, net	79,641	80,689
Derivative contracts	—	86
Other assets	2,046	2,081
Deferred tax assets, net of valuation allowance	72,801	72,801
Total assets	$588,259	$581,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$50,019	$50,625
Derivative contracts	1,661	—
Asset retirement obligations	9,014	9,131
Other current liabilities	856	839
Total current liabilities	61,550	60,595
Derivative contracts	466	—
Asset retirement obligations	60,412	59,449
Other long-term obligations	918	936
Total liabilities	123,346	120,980
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,777 issued and outstanding at March 31, 2025 and 37,203 issued and outstanding at December 31, 2024	37	37
Additional paid-in capital	991,788	1,000,455
Accumulated deficit	(526,912)	(539,961)
Total stockholders’ equity	464,913	460,531
Total liabilities and stockholders’ equity	$588,259	$581,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Oil, natural gas and NGL	$42,604	$30,283
Total revenues	42,604	30,283
Expenses
Lease operating expenses	10,917	10,892
Production, ad valorem, and other taxes	3,099	1,896
Depreciation and depletion — oil and natural gas	8,416	4,076
Depreciation and amortization — other	1,603	1,678
General and administrative	3,853	3,332
Restructuring expenses	40	—
(Gain) loss on derivative contracts	2,487	—
Other operating (income) expense, net	—	(9)
Total expenses	30,415	21,865
Income from operations	12,189	8,418
Other income (expense)
Interest income (expense), net	860	2,698
Other income (expense), net	—	9
Total other income (expense)	860	2,707
Income (loss) before income taxes	13,049	11,125
Income tax (benefit) expense	—	—
Net income (loss)	$13,049	$11,125
Net income (loss) per share
Basic	$0.35	$0.30
Diluted	$0.35	$0.30
Weighted average number of common shares outstanding
Basic	37,041	37,042
Diluted	37,080	37,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Three Months Ended March 31, 2025
Balance at January 1, 2025	37,203	$37	$1,000,455	$(539,961)	$460,531
Issuance of stock awards, net of cancellations	26	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(146)	—	(146)
Stock-based compensation	—	—	650	—	650
Dividends to shareholders	—	—	(4,077)	—	(4,077)
Repurchases of common stock	(452)	—	(5,094)	—	(5,094)
Net income	—	—	—	13,049	13,049
Balance at March 31, 2025	36,777	$37	$991,788	$(526,912)	$464,913
Three Months Ended March 31, 2024
Balance at January 1, 2024	37,091	$37	$1,071,021	$(602,947)	$468,111
Issuance of stock awards, net of cancellations	27	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(103)	—	(103)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(59,965)		(59,965)
Net income	—	—	—	11,125	11,125
Balance at March 31, 2024	37,118	$37	$1,011,489	$(591,822)	$419,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,049	$11,125
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	10,019	5,754
(Gain) loss on derivative contracts	2,487	—
Settlement gains (losses) on derivative contracts	(159)	—
Stock-based compensation	650	536
Other	300	40
Changes in operating assets and liabilities	(6,015)	(1,774)
Net cash provided by operating activities	20,331	15,681
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(6,411)	(1,124)
Acquisition of assets	(2,568)	—
Purchase of other property and equipment	(325)	(18)
Proceeds from sale of assets	49	38
Net cash used in investing activities	(9,255)	(1,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(4,086)	(59,718)
Reduction of financing lease liability	(199)	(207)
Repurchases of common stock	(5,047)	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(146)	(103)
Net cash used in financing activities	(9,478)	(60,028)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	1,598	(45,451)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	99,511	253,944
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$101,109	$208,493
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(28)	$(33)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$4,092	$605
Right-of-use assets obtained in exchange for financing lease obligations	$229	$230
Inventory material transfers to oil and natural gas properties	$5	$19
Asset retirement obligation capitalized	$7	$—
Asset retirement obligation removed due to divestiture	$(288)	$—
Accrued excise tax on repurchases of common stock	$47	$—
Change in dividends payable	$9	$247

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

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2024 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies. The unaudited condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the Company’s 2024 Form 10-K, as well as the items noted below.

Cash and Cash Equivalents. The Company considers all highly-liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where we may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had $99.7 million and $98.1 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of March 31, 2025 and December 31, 2024, the Company had $1.4 million in restricted cash.

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

Recently Adopted Accounting Pronouncements. The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires entities to disclose the title and position of the Chief Operating Decision Maker. The new standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company applied the amendments in this ASU retrospectively to all prior periods presented in the financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The Company’s chief operating decision maker regularly reviews total assets which were $588.3 million and $581.5 million as of March 31, 2025 and December 31, 2024, respectively. The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues
Oil	$18,880	$15,599
Natural gas	12,673	6,007
NGL	11,051	8,677
Total revenues	42,604	30,283
Expenses
Lease operating expenses	10,917	10,892
Production, ad valorem, and other taxes	3,099	1,896
Depreciation and depletion—oil and natural gas	8,416	4,076
Depreciation and amortization—other	1,603	1,678
General and administrative	3,853	3,332
Restructuring expenses	40	—
(Gain) loss on derivative contracts	2,487	—
Other operating (income) expense	—	(9)
Total expenses	30,415	21,865
Income (loss) from operations	12,189	8,418
Other income (expense)
Interest income (expense), net	860	2,698
Other income (expense), net	—	9
Total other income (expense)	860	2,707
Income (loss) before income taxes	13,049	11,125
Income tax (benefit)	—	—
Net income (loss)	$13,049	$11,125

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update change income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update changes said disclosures by requiring disaggregation by jurisdiction of disclosures of pretax income (or loss) and income tax expense (or benefit). This ASU is to be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the potential effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.

The FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to improve disclosures about a public entity's expenses, primarily through additional disaggregation of income statement expenses. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at March 31, 2025 and December 31, 2024.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of March 31, 2025, and December 31, 2024.

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

Fair Value - Recurring Measurement Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy as of March 31, 2025 (in thousands):

	Fair Value Measurements			Netting (1)	Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities)
Commodity derivative contracts	$—	$(3,974)	$—	$1,847	$(2,127)
Total	$—	$(3,974)	$—	$1,847	$(2,127)
(1)    Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy as of December 31, 2024 (in thousands):

	Fair Value Measurements			Netting(1)	Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$830	$—	$630	$200
Total	$—	$830	$—	$630	$200
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

The following table summarizes derivative activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
(Gain) loss on derivative contracts	$2,487	$—
Settlement gains (losses) on derivative contracts	$(159)	$—

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

Because we did not designate any of our derivative contracts as hedges for accounting purposes, changes in the fair value of our derivative contracts were recognized as gains and losses in the earnings of the relevant period. Changes in fair value were principally measured based on a comparison of future prices to the contract price at the end of the period and through the Black-Scholes or other similar valuation method in the case of options.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) the Company’s net derivative asset and liability positions as of March 31, 2025 (in thousands):

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Liabilities
Derivative contracts - current	$3,148	$(1,487)	$1,661	$—	$1661
Derivative contracts - non-current	826	(360)	466	—	466
Total	$3,974	$(1,847)	$2,127	$—	$2127

The following tables summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) the Company’s net derivative asset positions as of December 31, 2024 (in thousands):

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$744	$630	$114	$—	$114
Derivative contracts - non-current	86	—	86	—	86
Total	$830	$630	$200	$—	$200

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of March 31, 2025, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	April 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67
Natural Gas (MMBtu)
Fixed Price Swaps
	April 2025 - December 2025	NYMEX Henry Hub	8,500	$4.17
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$4.09
Producer Costless Collars
	April 2025 - December 2025	NYMEX Henry Hub	8,500	$3.50 Put / $5.50 Call
	April 2025 - December 2025	NYMEX Henry Hub	12,000	$4.00 Put / $8.20 Call
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	April 2025 - December 2025	Mont Belvieu OPIS - C3+(1)	300	$39.69
	April 2025 - December 2025	Mont Belvieu OPIS - Ethane(2)	325	$11.76
____________________
(1)    Excludes ethane
(2)    Ethane only

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of December 31, 2024, the Company's open derivative contracts consisted of oil and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	January 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67
NGL (Bbl)
Fixed Price Swaps
	January 2025 - December 2025	Mont Belvieu OPIS - C3+(1)	300	$39.69
____________________
(1)    Excludes ethane

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Oil and natural gas properties
Proved	$1,697,468	$1,689,807
Unproved	27,934	23,504
Total oil and natural gas properties	1,725,402	1,713,311
Less: accumulated depreciation, depletion and impairment	(1,422,624)	(1,415,110)
Net oil and natural gas properties capitalized costs	302,778	298,201

Land	200	200
Electrical infrastructure	122,143	121,818
Non-oil and natural gas equipment	1,635	1,634
Building and structures	3,603	3,603
Financing leases	1,328	1,286
Total	128,909	128,541
Less: accumulated depreciation and amortization	(49,268)	(47,852)
Other property, plant and equipment, net	79,641	80,689
Total property, plant and equipment, net	$382,419	$378,890

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and other accrued expenses	$19,553	$19,502
Production payable	28,218	27,557
Payroll and benefits	1,085	2,912
Taxes payable	1,163	654
Total accounts payable and accrued expenses	$50,019	$50,625

6. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of March 31, 2025. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred. The commitments and contingencies under these arrangements are not recorded in the accompanying consolidated balance sheets.

Legal Proceedings. As previously disclosed, on May 16, 2016, the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court confirmed the joint plan of reorganization (the “Plan”) of the Debtors on September 9, 2016, and the Debtors subsequently emerged from bankruptcy on October 4, 2016.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. We have partially released our valuation allowance on our deferred tax assets by $72.8 million as of March 31, 2025 and December 31, 2024. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company did not recognize federal or state income tax expense or benefit for the three months ended March 31, 2025 or 2024.

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

As of March 31, 2025, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.0 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.0 billion in state NOL carryforwards, $199.0 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $652.0 million do not have an expiration date and $169.0 million will begin expiring in 2025 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at March 31, 2025 or December 31, 2024.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share (“common stock”) and 50 million shares of preferred stock, par value $0.001 per share. At March 31, 2025, the Company had 36.8 million shares of common stock issued and outstanding. Further, at March 31, 2025, the Company had 0.1 million of unvested restricted stock awards, 0.2 million shares of unvested restricted stock units, 0.1 million unvested stock options outstanding and an immaterial number of unvested performance share units.

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. During the three months ended March 31, 2025, the Company repurchased 0.5 million shares for $5.1 million at an average price of $11.26 per share. The Company did not repurchase any common stock under the Program during the three months ended March 31, 2024.

Dividends. Dividend payments totaled $4.1 million and $59.7 million for the three months ended March 31, 2025 and 2024, respectively.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9. Revenues

The following table disaggregates the Company’s revenue by source for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Oil	$18,880	$15,599
Natural gas	12,673	6,007
NGL	11,051	8,677
Total revenues	$42,604	$30,283

Oil, Natural Gas and NGL revenues. All of the Company’s revenues come from sales of oil, natural gas and NGLs. In accordance with the contracts governing these sales, revenues are recorded at a point in time when control of the oil, natural gas and NGL production passes to the purchaser at the inlet of the processing plant or pipeline, or the delivery point for onloading to a delivery truck. As the Company’s purchaser obtains control of the production prior to selling it to other end customers, the Company presents its revenues on a net basis, rather than on a gross basis.

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheet for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of March 31, 2025, December 31, 2024, and December 31, 2023, the Company had revenues receivable of $18.7 million, $15.3 million, and $14.5 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three months ended March 31, 2025 or 2024, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Net Income (loss)	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended March 31, 2025
Basic earnings per share	$13,049	37,041	$0.35
Effect of dilutive securities
Restricted stock units	—	—
Restricted stock awards	—	31
Performance share units(1)	—	—
Stock options	—	8
Diluted earnings per share(2)	$13,049	37,080	$0.35
Three Months Ended March 31, 2024
Basic earnings per share	$11,125	37,042	$0.30
Effect of dilutive securities
Restricted stock units	—	38
Restricted stock awards	—	35
Performance share units(1)	—	13
Stock options	—	6
Diluted earnings per share(2)	$11,125	37,134	$0.30
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)The incremental shares of restricted stock units were excluded for the three months ended March 31, 2025 as their effect was antidilutive under the treasury stock method. The incremental shares of potentially dilutive restricted stock units, restricted stock awards, and stock options were included for the three months ended March 31, 2024 as their effect was dilutive under the treasury stock method.

11. Subsequent Events

On May 5, 2025, the Board declared a cash dividend of $0.11 per share of the Company’s common stock, payable on June 2, 2025 to shareholders of record on May 19, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2024 Form 10-K. Our discussion and analysis includes the following subjects:

•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.

The financial information with respect to the three months ended March 31, 2025 and 2024, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three months ended March 31, 2025 and 2024:

Total MBoe production for the three months ended March 31, 2025 was comprised of approximately 16.8% oil, 48.9% natural gas and 34.3% NGL compared to 15.1% oil, 58.2% natural gas and 26.7% NGL in the first quarter of 2024.

Outlook

We remain committed to growing the value of our asset base in a safe, responsible and efficient manner, while prudently allocating capital to high-return, organic growth projects. Currently, these projects include (1) One rig development in the Cherokee Shale Play (2) Production Optimization program through artificial lift conversions to more efficient and cost-effective systems and high-graded recompletions (3) leasing program that will bolster future development and extend development in our Cherokee assets. Our leaseholds are approximately 95% held by production, which cost-effectively maintains our development option over a reasonable tenor. We will continue to monitor forward-looking commodity prices, project results, costs, impacts of tariffs and other factors that could influence returns and cash flows, and will adjust our program accordingly, to include curtailment of capital activity and wells, if needed, or conversely, well reactivations in higher commodity price environments. These and other factors, including reasonable reinvestment rates, maintaining our cash flows and prioritizing our regular-way dividend, will continue to shape our development decisions for the remainder of the year and beyond. We also remain vigilant in evaluating further merger and acquisition opportunities, with consideration of our strong balance sheet and commitment to our capital return program.

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

	Three-month periods ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
NYMEX Oil (per Bbl)	$71.78	$70.73	$76.43	$81.81	$77.50
NYMEX Natural gas (per Mcf)	$4.30	$2.53	$2.19	$2.15	$2.23

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

Revenues

Consolidated revenues for the three months ended March 31, 2025 and 2024 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Oil	$18,880	$15,599	$3,281
Natural gas	12,673	6,007	6,666
NGL	11,051	8,677	2,374
Total revenues	$42,604	$30,283	$12,321

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three months ended March 31, 2025 and 2024 is shown in the table below:

	Three Months Ended March 31,

	2025	2024	Change
Production data
Oil (MBbls)	270	208	62
Natural gas (MMcf)	4,719	4,807	(88)
NGL (MBbls)	551	367	184
Total volumes (MBoe)	1,607	1,376	231
Average daily total volumes (MBoe/d)	17.9	15.1	2.8
Average prices—as reported(1)
Oil (per Bbl)	$69.88	$75.08	$(5.20)
Natural gas (per Mcf)	$2.69	$1.25	$1.44
NGL (per Bbl)	$20.07	$23.65	$(3.58)
Total (per Boe)	$26.51	$22.01	$4.50
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$69.91	$75.08	$(5.17)
Natural gas (per Mcf)	$2.69	$1.25	$1.44
NGL (per Bbl)	$19.75	$23.65	$(3.90)
Total (per Boe)	$26.41	$22.01	$4.40

__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three months ended March 31, 2025 are shown in the table below (in thousands):

Three Months Ended March 31, 2025
Q1 2024 oil, natural gas and NGL revenues	$30,283
Change due to production volumes	7,811
Change due to average prices	4,510
Q1 2025 oil, natural gas and NGL revenues	$42,604

Operating Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,

	2025	2024	Change

Lease operating expenses	$10,917	$10,892	$25
Production, ad valorem, and other taxes	3,099	1,896	1,203
Depreciation and depletion—oil and natural gas	8,416	4,076	4,340
Depreciation and amortization—other	1,603	1,678	(75)
Total operating expenses	$24,035	$18,542	$5,493

Lease operating expenses ($/Boe)	$6.79	$7.92	$(1.13)
Production, ad valorem, and other taxes ($/Boe)	$1.93	$1.38	$0.55
Depreciation and depletion—oil and natural gas ($/Boe)	$5.24	$2.96	$2.28
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	7.3%	6.3%	1.0%

Lease operating expenses for the three months ended March 31, 2025 were consistent versus the same period in 2024. Lease operating expenses per Boe improved over the same period due to continued efficient operations and increased sales volumes associated with our Cherokee acquisition in 2024.

Production, ad valorem, and other taxes for the three months ended March 31, 2025 increased primarily due to higher commodity prices, sales volumes, and related revenues. Production, ad valorem, and other taxes per BOE increased for the three months ended March 31, 2025 primarily due to higher commodity prices.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of our acquisition in the Cherokee Play of the Mid-Con during the third quarter of 2024 which increased the book value of our proved properties and subsequently our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2025 were $74.52 per barrel of oil and $2.44 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three months ended March 31, 2025 or 2024. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the March 31, 2025 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended April 30, 2025, as well as two months of NYMEX strip pricing for May and June of 2025 as of April 30, 2025, we estimate the SEC prices utilized in the June 30, 2025 full cost ceiling test may be $70.13 per barrel of oil and $2.91 per MMBtu of natural gas (the "estimated second quarter prices"). Applying these estimated second quarter prices, and holding all other inputs constant to those used in the calculation of our March 31, 2025 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the second quarter of 2025.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,

	2025	2024	Change
General and administrative	$3,853	$3,332	$521
Restructuring expenses	40	—	40
(Gain) loss on derivative contracts	2,487	—	2,487
Other operating (income) expense, net	—	(9)	9
Total other operating expenses	$6,380	$3,323	$3,057

The increase in general and administrative expenses for the three-month period ended March 31, 2025 was primarily the result of an increase in personnel and other costs.

The following table summarizes derivative activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
(Gain) loss on derivative contracts	$2,487	$—
Settlement gains (losses) on derivative contracts	$(159)	$—

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

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2025 and 2024 are presented in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Other income (expense)
Interest income (expense), net	$860	$2,698
Other income (expense), net	—	9
Total other income	$860	$2,707

Interest income, net during the three month periods ended March 31, 2025 and 2024 is primarily comprised of interest income on cash deposits. The decrease in interest income, net is due to the Company’s lower cash balance primarily as a result of our acquisitions as well as capital expenditures, share repurchases, and quarterly dividend payments.

Liquidity and Capital Resources

As of March 31, 2025, our cash and cash equivalents, including restricted cash was $101.1 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of March 31, 2025.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Cash flows from operations was the primary driver in the increase in working capital to $69.4 million at March 31, 2025 compared to $67.1 million at December 31, 2024. Capital expenditures of $6.4 million, $5.0 million in repurchases of our common stock, dividend payments to shareholders of $4.1 million, and $2.6 million in cash payments for acquisitions of oil and gas properties partially offset the increase.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the three months ended March 31, 2025 and 2024 are presented in the following table and discussed below (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities	$20,331	$15,681
Cash flows used in investing activities	(9,255)	(1,104)
Cash flows used in financing activities(1)	(9,478)	(60,028)
Net (decrease) increase in cash and cash equivalents and restricted cash	$1,598	$(45,451)
__________________
(1)     Includes $4.1 million and $59.7 million in dividend payments for the three months ended March 31, 2025 and 2024, respectively.

Cash Flows from Operating Activities

The increase in cash flows from operations for the three months ended March 31, 2025 compared to the same period in 2024 is primarily due to an increase in revenues from higher average commodity prices and higher sales volumes from our 2024 acquisition in the Cherokee Play of the Mid-Con.

Cash Flows from Investing Activities

Capital expenditures and acquisitions of oil and gas properties for the three months ended March 31, 2025 and 2024 are summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Capital Expenditures
Drilling, completion, and capital workovers	$7,935	$745
Leasehold and geophysical	1,391	84
Capital expenditures (on an accrual basis)	9,326	829
Acquisitions	2,568	—
Capital expenditures, including acquisitions	11,894	829
Changes in accounts payable and accrued expenses	(2,910)	314
Inventory material transfers to oil and natural gas properties	(5)	(19)
Total cash paid for capital expenditures	$8,979	$1,124

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 consisted primarily of $5.0 million in repurchases of common stock, $4.1 million in cash dividends, $0.1 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.2 million. Since 2023, the Company has paid cash dividends totaling $157.9 million, which represents $3.50 per share in special dividends and $0.75 per share in quarterly dividends for a total of $4.25 per share in cash dividends. Cash used in financing activities for the three months ended March 31, 2024 consisted primarily of $59.7 million in cash dividends, $0.1 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.2 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At March 31, 2025, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2024 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first three months of 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk and interest rate risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time we have historically entered, depending upon our view of opportunities under the then-prevailing current market conditions, commodity derivative contracts for a portion of our anticipated production volumes for the purpose of reducing the impact of the variability of oil and natural gas prices.

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. As of March 31, 2025, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	April 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67
Natural Gas (MMBtu)
Fixed Price Swaps
	April 2025 - December 2025	NYMEX Henry Hub	8,500	$4.17
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$4.09
Producer Costless Collars
	April 2025 - December 2025	NYMEX Henry Hub	8,500	$3.50 Put / $5.50 Call
	April 2025 - December 2025	NYMEX Henry Hub	12,000	$4.00 Put / $8.20 Call
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	April 2025 - December 2025	Mont Belvieu OPIS - C3+(1)	300	$39.69
	April 2025 - December 2025	Mont Belvieu OPIS - Ethane(2)	325	$11.76
____________________
(1)    Excludes ethane
(2)    Ethane only

Because we historically have not designated any of our derivative contracts as hedges for accounting purposes, changes in the fair value of our derivative contracts are recognized as gains and losses in current period earnings. As a result, and when applicable, current period earnings could have been significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value were principally measured based on a comparison of future prices to the contract price at the end of the period and through the Black-Scholes or other similar valuation method in the case of options.

The following table summarizes derivative activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
(Gain) loss on derivative contracts	$2,487	$—
Settlement gains (losses) on derivative contracts	$(159)	$—

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 6—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

Information regarding our risk factors appears in Item 1A. of our 2024 Form 10-K for the year ended December 31, 2024. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

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

The following table presents a summary of share repurchases made by the Company during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	464,945	$11.27	452,230	$69.7
Total	464,945		452,230

(1) Includes 12,715 shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(a) of Regulation S-K.

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

SandRidge Energy, Inc.

Date: May 8, 2025	By:	/s/ Jonathan Frates
Jonathan Frates Executive Vice President and Chief Financial Officer (Principal Financial Officer)