Form 10-Q
period 2025-06-30
SANDRIDGE ENERGY INC
filed 2025-08-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2025, was 36,751,873.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2025

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$102,816	$98,128
Restricted cash	1,383	1,383
Accounts receivable, net	23,574	23,878
Derivative contracts	2,964	114
Prepaid expenses	3,410	3,370
Other current assets	1,960	780
Total current assets	136,107	127,653
Oil and natural gas properties, using full cost method of accounting
Proved	1,712,530	1,689,807
Unproved	29,916	23,504
Less: accumulated depreciation, depletion and impairment	(1,429,357)	(1,415,110)
	313,089	298,201
Other property, plant and equipment, net	78,266	80,689
Derivative contracts	—	86
Other assets	2,010	2,081
Deferred tax assets, net of valuation allowance	72,801	72,801
Total assets	$602,273	$581,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,418	$50,625
Asset retirement obligations	9,014	9,131
Other current liabilities	811	839
Total current liabilities	59,243	60,595
Derivative contracts	511	—
Asset retirement obligations	61,644	59,449
Other long-term obligations	708	936
Total liabilities	122,106	120,980
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,752 issued and outstanding at June 30, 2025 and 37,203 issued and outstanding at December 31, 2024	37	37
Additional paid-in capital	987,484	1,000,455
Accumulated deficit	(507,354)	(539,961)
Total stockholders’ equity	480,167	460,531
Total liabilities and stockholders’ equity	$602,273	$581,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Oil, natural gas and NGL	$34,531	$25,977	$77,135	$56,260
Total revenues	34,531	25,977	77,135	56,260
Expenses
Lease operating expenses	6,556	8,738	17,473	19,630
Production, ad valorem, and other taxes	2,158	1,841	5,257	3,737
Depreciation and depletion — oil and natural gas	8,290	4,350	16,706	8,426
Depreciation and amortization — other	1,612	1,664	3,215	3,342
General and administrative	3,028	3,050	6,881	6,382
Restructuring expenses	412	81	452	81
(Gain) loss on derivative contracts	(6,059)	—	(3,572)	—
Other operating (income) expense, net	—	33	—	24
Total expenses	15,997	19,757	46,412	41,622
Income from operations	18,534	6,220	30,723	14,638
Other income (expense)
Interest income (expense), net	1,027	2,491	1,887	5,189
Other income (expense), net	(3)	83	(3)	92
Total other income (expense)	1,024	2,574	1,884	5,281
Income (loss) before income taxes	19,558	8,794	32,607	19,919
Income tax (benefit) expense	—	—	—	—
Net income (loss)	$19,558	$8,794	$32,607	$19,919
Net income (loss) per share
Basic	$0.53	$0.24	$0.88	$0.54
Diluted	$0.53	$0.24	$0.88	$0.54
Weighted average number of common shares outstanding
Basic	36,661	37,083	36,850	37,063
Diluted	36,677	37,158	36,884	37,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Six Months Ended June 30, 2025
Balance at January 1, 2025	37,203	$37	$1,000,455	$(539,961)	$460,531
Issuance of stock awards, net of cancellations	26	—	—	—	$—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(146)	—	$(146)
Stock-based compensation	—	—	650	—	$650
Dividends to shareholders	—	—	(4,077)	—	$(4,077)
Repurchases of common stock	(452)	—	(5,094)	—	$(5,094)
Net income	—	—	—	13,049	13,049
Balance at March 31, 2025	36,777	$37	$991,788	$(526,912)	$464,913
Issuance of stock awards, net of cancellations	72	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(78)	—	(78)
Stock-based compensation	—	—	720	—	720
Dividends to shareholders	—	—	(4,066)	—	(4,066)
Repurchases of common stock	(97)	—	(880)	—	(880)
Net income	—	—	—	19,558	19,558
Balance at June 30, 2025	36,752	$37	$987,484	$(507,354)	$480,167
Six Months Ended June 30, 2024
Balance at January 1, 2024	37,091	$37	$1,071,021	$(602,947)	468,111
Issuance of stock awards, net of cancellations	27	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(103)	—	(103)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(59,965)	—	(59,965)
Net income	—	—	—	11,125	11,125
Balance at March 31, 2024	37,118	$37	$1,011,489	$(591,822)	$419,704
Issuance of stock awards, net of cancellations	64	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(124)	—	(124)
Stock-based compensation	—	—	536	—	536
Dividends to shareholders	—	—	(4,103)	—	(4,103)
Net income	—	—	—	8,794	8,794
Balance at June 30, 2024	37,182	$37	$1,007,798	$(583,028)	$424,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,607	$19,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	19,921	11,768
(Gain) loss on derivative contracts	(3,572)	—
Settlement gains (losses) on derivative contracts	1,319	—
Stock-based compensation	1,370	1,072
Other	262	80
Changes in operating assets and liabilities	(8,726)	(5,746)
Net cash provided by operating activities	43,181	27,093
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(22,011)	(3,575)
Acquisition of assets	(4,427)	(2,103)
Purchase of other property and equipment	(562)	(12)
Sales tax refund on completion costs	2,800	—
Proceeds from sale of assets	455	571
Net cash used in investing activities	(23,745)	(5,119)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(8,191)	(64,003)
Reduction of financing lease liability	(406)	(396)
Repurchases of common stock	(5,927)	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(224)	(227)
Net cash used in financing activities	(14,748)	(64,626)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	4,688	(42,652)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	99,511	253,944
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$104,199	$211,292
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(66)	$(64)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$6,852	$641
Right-of-use assets obtained in exchange for financing lease obligations	$229	$230
Inventory material transfers to oil and natural gas properties	$3	$71
Asset retirement obligation capitalized	$38	$—
Asset retirement obligation removed due to divestiture	$(288)	$—
Change in accrued excise tax on repurchases of common stock	$47	$—
Change in dividends payable	$48	$(65)

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

Cash and Cash Equivalents. The Company considers all highly-liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where we may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $102.8 million and $98.1 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of June 30, 2025 and December 31, 2024, the Company had $1.4 million in restricted cash.

Accounts payable and accrued expenses. The Company’s June 30, 2025 accounts payable and other accrued expenses balance reflects a one-time $2.1 million non-cash adjustment of an operating accrual dating back to the Company’s emergence from bankruptcy. This adjustment reduced our lease operating expenses for the three and six months ended June 30, 2025.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Company’s chief operating decision maker regularly reviews total assets which were $602.3 million and $581.5 million as of June 30, 2025 and December 31, 2024, respectively. The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Oil	$16,956	$14,732	$35,836	$30,331
Natural gas	8,748	2,946	21,421	8,953
NGL	8,827	8,299	19,878	16,976
Total revenues	34,531	25,977	77,135	56,260
Expenses
Lease operating expenses	6,556	8,738	17,473	19,630
Production, ad valorem, and other taxes	2,158	1,841	5,257	3,737
Depreciation and depletion—oil and natural gas	8,290	4,350	16,706	8,426
Depreciation and amortization—other	1,612	1,664	3,215	3,342
General and administrative	3,028	3,050	6,881	6,382
Restructuring expenses	412	81	452	81
(Gain) loss on derivative contracts	(6,059)	—	(3,572)	—
Other operating (income) expense	—	33	—	24
Total expenses	15,997	19,757	46,412	41,622
Income (loss) from operations	18,534	6,220	30,723	14,638
Other income (expense)
Interest income (expense), net	1,027	2,491	1,887	5,189
Other income (expense), net	(3)	83	(3)	92
Total other income (expense)	1,024	2,574	1,884	5,281
Income (loss) before income taxes	19,558	8,794	32,607	19,919
Income tax (benefit)	—	—	—	—
Net income (loss)	$19,558	$8,794	$32,607	$19,919

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2025 and December 31, 2024.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of June 30, 2025, and December 31, 2024.

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

Fair Value - Recurring Measurement Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy as of June 30, 2025 (in thousands):

	Fair Value Measurements			Netting (1)	Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Commodity derivative contracts	$—	$4,211	$—	$1,758	$2,453
Total	$—	$4,211	$—	$1,758	$2,453
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

The following table summarizes derivative activity for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Gain) loss on derivative contracts	$(6,059)	$—	$(3,572)	$—
Settlement gains (losses) on derivative contracts	$1,478	$—	$1,319	$—

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) the Company’s net derivative asset and liability positions as of June 30, 2025 (in thousands):

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets (Liabilities)
Derivative contracts - current	$4,045	$1,081	$2,964	$—	$2,964
Derivative contracts - non-current	166	677	(511)	—	(511)
Total	$4,211	$1,758	$2,453	$—	$2,453

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of June 30, 2025, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	July 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67
Producer Costless Collars
	July 2025 - December 2025	NYMEX WTI	675	$61.57 Put / $78.02 Call

Natural Gas (MMBtu)
Fixed Price Swaps
	July 2025 - December 2025	NYMEX Henry Hub	8,500	$4.17
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$4.09
Producer Costless Collars
	July 2025 - December 2025	NYMEX Henry Hub	20,500	$3.79 Put / $7.08 Call
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	July 2025 - December 2025	Mont Belvieu OPIS - C3+(1)	300	$39.69
	July 2025 - December 2025	Mont Belvieu OPIS - Ethane(2)	325	$11.76
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
____________________
(1)    Excludes ethane

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Oil and natural gas properties
Proved	$1,712,530	$1,689,807
Unproved	29,916	23,504
Total oil and natural gas properties	1,742,446	1,713,311
Less: accumulated depreciation, depletion and impairment	(1,429,357)	(1,415,110)
Net oil and natural gas properties capitalized costs	313,089	298,201

Land	200	200
Electrical infrastructure	122,380	121,818
Non-oil and natural gas equipment	1,626	1,634
Building and structures	3,603	3,603
Financing leases	1,129	1,286
Total	128,938	128,541
Less: accumulated depreciation and amortization	(50,672)	(47,852)
Other property, plant and equipment, net	78,266	80,689
Total property, plant and equipment, net	$391,355	$378,890

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and other accrued expenses	$20,620	$19,502
Production payable	25,608	27,557
Payroll and benefits	1,993	2,912
Taxes payable	1,197	654
Total accounts payable and accrued expenses	$49,418	$50,625

6. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of June 30, 2025. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17 million with those defendants. The insurance carriers funded the $17 million settlement and then requested indemnification from the Company. The Company refused and filed an action in Oklahoma state court seeking a declaratory judgment that the insurers were not entitled to indemnification; the insurers counterclaimed. Subsequently, the Company voluntarily dismissed its action. In line with the Company's position regarding the insurers’ claims, the Company filed motions in the United States Bankruptcy Court for the Southern District of Texas seeking to reopen the bankruptcy case and to obtain a declaration that the insurers’ claims were discharged under the September 2016 plan. The motions were denied and the Company is appealing the bankruptcy court’s decision to the Southern District of the United States District Court of Texas. Independent of the Company’s appeal to reopen the Bankruptcy case, the insurers’ Oklahoma counterclaim is stayed, with no further development. The Company disputes any liability, as it believes it has meritorious defenses, and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any liabilities relating to this matter.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. We have partially released our valuation allowance on our deferred tax assets by $72.8 million as of June 30, 2025 and December 31, 2024. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company did not recognize federal or state income tax expense or benefit for the three or six months ended June 30, 2025 or 2024.

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

As of June 30, 2025, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.0 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.0 billion in state NOL carryforwards, $199.0 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $652.0 million do not have an expiration date and $173.0 million will begin expiring in 2025 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at June 30, 2025 or December 31, 2024.

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

8. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300 million shares, which include 250 million shares of common stock, $0.001 par value per share (“common stock”) and 50 million shares of preferred stock, par value $0.001 per share. At June 30, 2025, the Company had 36.8 million shares of common stock issued and outstanding. Further, at June 30, 2025, the Company had 0.1 million of unvested restricted stock awards, 0.2 million shares of unvested restricted stock units, 0.1 million unvested stock options outstanding and an immaterial number of unvested performance share units.

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. During the six months ended June 30, 2025, the Company repurchased 0.5 million shares for $6.0 million at an average price of $10.89 per share. The Company did not repurchase any common stock under the Program during the three and six months ended June 30, 2024.

Dividends. Dividend payments totaled $8.2 million and $64.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
9. Revenues

The following table disaggregates the Company’s revenue by source for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Oil	$16,956	$14,732	$35,836	$30,331
Natural gas	8,748	2,946	21,421	8,953
NGL	8,827	8,299	19,878	16,976
Total revenues	$34,531	$25,977	$77,135	$56,260

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheet for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of June 30, 2025, and December 31, 2024 and 2023, the Company had revenues receivable of $14.7 million, $15.3 million and $14.5 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three and six months ended June 30, 2025 or 2024, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of credit worthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share:

	Net Income (loss)	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended June 30, 2025
Basic earnings per share	$19,558	36,661	$0.53
Effect of dilutive securities
Restricted stock units	—	—
Restricted stock awards	—	16
Performance share units(1)	—	—
Stock options	—	—
Diluted earnings per share(2)	$19,558	36,677	$0.53
Three Months Ended June 30, 2024
Basic earnings per share	$8,794	37,083	$0.24
Effect of dilutive securities
Restricted stock units	—	24
Restricted stock awards	—	23
Performance share units(1)	—	1
Stock options	—	27
Diluted earnings per share(2)	$8,794	37,158	$0.24

Six Months Ended June 30, 2025
Basic earnings per share	$32,607	36,850	$0.88
Effect of dilutive securities
Restricted stock units	—	22
Restricted stock awards	—	12
Performance share units(1)	—	—
Stock options	—	—
Diluted earnings per share(2)	$32,607	36,884	$0.88
Six Months Ended June 30, 2024
Basic earnings per share	$19,919	37,063	$0.54
Effect of dilutive securities
Restricted stock units	—	12
Restricted stock awards	—	15
Performance share units(1)	—	1
Stock options	—	17
Diluted earnings per share(2)	$19,919	37,108	$0.54
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.
(2)Incremental shares are excluded if their effect is antidilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Subsequent Events

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has not evaluated all deferred tax balances under the newly enacted tax law for the three and six months periods ended June 30, 2025 and an estimate of the financial impact cannot be made at this time; however, it is not expected to have a material impact on the Company's consolidated financial statements.

On July 18, 2025, the Board increased the size of the Board from five members to six members and appointed Mr. Brett Icahn to serve as a member of the Board, effective as of August 1, 2025. Mr. Icahn will serve as a member of the Board until the 2026 annual meeting of stockholders.

On August 5, 2025, the Board approved a dividend reinvestment plan (the “Dividend Reinvestment Plan”), pursuant to which the shareholders of the Company may, at their election, reinvest any dividends declared by the Board.

On August 5, 2025, the Board declared an increased dividend (the “Dividend”) of $0.12 per share of the Company’s common stock, payable on September 29, 2025, to shareholders of record as of September 22, 2025. Shareholders may elect to receive cash or shares of common stock through the Company's Dividend Reinvestment Plan.

In connection with the Dividend Reinvestment Plan, the Board approved a general waiver under the Company’s Tax Benefits Preservation Plan (the “Tax Benefits Preservation Plan”), by and between the Company and Equiniti (formerly known as American Stock Transfer & Trust Company, LLC). This waiver applies to any shareholders who beneficially own more than 4.9% of the Company’s outstanding common stock and who would otherwise trigger the rights plan, but only as the result of shares they receive under the Dividend Reinvestment Plan, and not otherwise.

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

The financial information with respect to the three and six months ended June 30, 2025 and 2024, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three and six months ended June 30, 2025 and 2024:

Total Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,619
270
801
548
1,363
185
741
437
3,226
540
1,587
1,099
2,739
393
1,542
804
Q2 2025
Q2 2024
6 Mo. Ended 2025
6 Mo. Ended 2024
Oil
Natural Gas
NGL

Total MBoe production for the three months ended June 30, 2025 was comprised of approximately 16.7% oil, 49.4% natural gas and 33.9% NGL compared to 13.6% oil, 54.3% natural gas and 32.1% NGL in the second quarter of 2024. Total MBoe production for the six months ended June 30, 2025 was comprised of approximately 16.7% oil, 49.2% natural gas and 34.1% NGL compared to 14.3% oil, 56.3% natural gas and 29.4% NGL in the first half of 2024.

Outlook

We remain committed to growing the value of our asset base in a safe, responsible and efficient manner, while prudently allocating capital to high-return growth projects. Currently, these projects include; (1) One rig development in the Cherokee Shale Play (2) Evaluation of accretive merger and acquisition opportunities, with consideration of our strong balance sheet and commitment to our capital return program (3) Production Optimization program through artificial lift conversions to more efficient and cost-effective systems and high-graded recompletions and (4) A leasing program that will bolster future development and extend development in our Cherokee assets. Our leaseholds are approximately 95% held by production, which cost-effectively maintains our development option over a reasonable tenor. We will continue to monitor forward-looking commodity prices, project results, costs, impacts of tariffs and other factors that could influence returns and cash flows, and will adjust our program accordingly, to include curtailment of capital activity and wells, if needed, or conversely, well reactivations in higher commodity price environments. These and other factors, including reasonable reinvestment rates, maintaining our cash flows and prioritizing our regular-way dividend, will continue to shape our development decisions for the remainder of the year and beyond.

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

	Three-month periods ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
NYMEX Oil (per Bbl)	$64.57	$71.78	$70.73	$76.43	$81.81
NYMEX Natural gas (per Mcf)	$3.31	$4.30	$2.53	$2.19	$2.15

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

Revenues

Consolidated revenues for the three and six months ended June 30, 2025 and 2024 are presented in the table below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Oil	$16,956	$14,732	$2,224	$35,836	$30,331	$5,505
Natural gas	8,748	2,946	5,802	21,421	8,953	12,468
NGL	8,827	8,299	528	19,878	16,976	2,902
Total revenues	$34,531	$25,977	$8,554	$77,135	$56,260	$20,875

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information for the three and six months ended June 30, 2025 and 2024 is shown in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,

	2025	2024	Change	2025	2024	Change
Production data
Oil (MBbls)	270	185	85	540	393	147
Natural gas (MMcf)	4,801	4,443	358	9,520	9,250	270
NGL (MBbls)	548	437	111	1,099	804	295
Total volumes (MBoe)	1,619	1,363	256	3,226	2,739	487
Average daily total volumes (MBoe/d)	17.8	15.0	2.8	17.8	15.0	2.8
Average prices—as reported(1)
Oil (per Bbl)	$62.80	$79.54	$(16.74)	$66.34	$77.18	$(10.84)
Natural gas (per Mcf)	$1.82	$0.66	$1.16	$2.25	$0.97	$1.28
NGL (per Bbl)	$16.10	$18.99	$(2.89)	$18.09	$21.11	$(3.02)
Total (per Boe)	$21.33	$19.06	$2.27	$23.91	$20.54	$3.37
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$64.13	$79.54	$(15.41)	$67.02	$77.18	$(10.16)
Natural gas (per Mcf)	$2.05	$0.66	$1.39	$2.36	$0.97	$1.39
NGL (per Bbl)	$16.18	$18.99	$(2.81)	$17.97	$21.11	$(3.14)
Total (per Boe)	$22.25	$19.06	$3.19	$24.32	$20.54	$3.78

__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the three and six months ended June 30, 2025 are shown in the table below (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
2024 oil, natural gas and NGL revenues	$25,977	$56,260
Change due to production volumes	7,769	15,709
Change due to average prices	785	5,166
2025 oil, natural gas and NGL revenues	$34,531	$77,135
Operating Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2025	2024	Change	2025	2024	Change

Lease operating expenses	$6,556	$8,738	$(2,182)	$17,473	$19,630	$(2,157)
Production, ad valorem, and other taxes	2,158	1,841	317	5,257	3,737	1,520
Depreciation and depletion—oil and natural gas	8,290	4,350	3,940	16,706	8,426	8,280
Depreciation and amortization—other	1,612	1,664	(52)	3,215	3,342	(127)
Total operating expenses	$18,616	$16,593	$2,023	$42,651	$35,135	$7,516

Lease operating expenses ($/Boe)	$4.05	$6.41	$(2.36)	$5.42	$7.17	$(1.75)
Production, ad valorem, and other taxes ($/Boe)	$1.33	$1.35	$(0.02)	$1.63	$1.36	$0.27
Depreciation and depletion—oil and natural gas ($/Boe)	$5.12	$3.19	$1.93	$5.18	$3.08	$2.10
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	6.2%	7.1%	(0.9)%	6.8%	6.6%	0.2%

Lease operating expenses for the three and six months ended June 30, 2025 decreased in total and per Boe versus the same period in 2024 primarily due to a $2.1 million one-time non-cash adjustment of an operating accrual dating back to the Company’s emergence from bankruptcy (see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for further information), as well as continued efficient operations and increased sales volumes associated with our Cherokee acquisition in 2024 and ongoing development program.

Production, ad valorem, and other taxes for the three and six months ended June 30, 2025 increased primarily due to higher average commodity prices, sales volumes, and related revenues. Production, ad valorem, and other taxes per BOE were consistent for the three months ended June 30, 2025 versus the same period in 2024 and increased for the six months ended June 30, 2025 primarily due to higher average commodity prices.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of our acquisition in the Cherokee Play of the Mid-Con during the third quarter of 2024 which increased the book value of our proved properties and subsequently our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2025 were $70.48 per barrel of oil and $2.86 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three or six months ended June 30, 2025 or 2024. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the June 30, 2025 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended July 31, 2025, as well as two months of NYMEX strip pricing for August and September of 2025 as of July 31, 2025, we estimate the SEC prices utilized in the September 30, 2025 full cost ceiling test may be $67.96 per barrel of oil and $3.13 per MMBtu of natural gas (the "estimated third quarter prices"). Applying these estimated third quarter prices, and holding all other inputs constant to those used in the calculation of our June 30, 2025 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the third quarter of 2025.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2025	2024	Change	2025	2024	Change
General and administrative	$3,028	$3,050	$(22)	$6,881	$6,382	$499
Restructuring expenses	412	81	331	452	81	371
(Gain) loss on derivative contracts	(6,059)	—	(6,059)	(3,572)	—	(3,572)
Total other operating expenses	$(2,619)	$3,131	$(5,750)	$3,761	$6,463	$(2,702)

General and administrative expenses were consistent for the three months ended June 30, 2025 versus the same period in 2024. The increase in general and administrative expenses for the six months ended June 30, 2025 was primarily the result of an increase in personnel and other costs.

The following table summarizes derivative activity for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Gain) loss on derivative contracts	$(6,059)	$—	$(3,572)	$—
Settlement gains (losses) on derivative contracts	$1,478	$—	$1,319	$—

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

Other Income (Expense)

Our other income (expense) for the three and six months ended June 30, 2025 and 2024 are presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income (expense)
Interest income (expense), net	$1,027	$2,491	$1,887	$5,189
Other income (expense), net	(3)	83	(3)	92
Total other income	$1,024	$2,574	$1,884	$5,281

Interest income, net during the three and six month periods ended June 30, 2025 and 2024 is primarily comprised of interest income on cash deposits. The decrease in interest income, net is due to the Company’s lower cash balance primarily as a result of our acquisitions as well as capital expenditures, share repurchases, and quarterly dividend payments.

Liquidity and Capital Resources

As of June 30, 2025, our cash and cash equivalents, including restricted cash was $104.2 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of June 30, 2025.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Cash flows from operations was the primary driver in the increase in working capital to $76.9 million at June 30, 2025 compared to $67.1 million at December 31, 2024. Capital expenditures of $22.0 million, $5.9 million in repurchases of our common stock, dividend payments to shareholders of $8.2 million, and $4.4 million in cash payments for acquisitions of oil and gas properties partially offset the increase.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows for the six months ended June 30, 2025 and 2024 are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities	$43,181	$27,093
Cash flows used in investing activities	(23,745)	(5,119)
Cash flows used in financing activities(1)	(14,748)	(64,626)
Net (decrease) increase in cash and cash equivalents and restricted cash	$4,688	$(42,652)

__________________
(1)     Includes $8.2 million and $64.0 million in dividend payments for the six months ended June 30, 2025 and 2024, respectively.

Cash Flows from Operating Activities

The increase in cash flows from operations for the six months ended June 30, 2025 compared to the same period in 2024 is primarily due to an increase in revenues from higher average commodity prices and higher sales volumes from our 2024 acquisition in the Cherokee Play of the Mid-Con.

Cash Flows from Investing Activities

Capital expenditures and acquisitions of oil and gas properties for the six months ended June 30, 2025 and 2024 are summarized below (in thousands):

	Six Months Ended June 30,
	2025	2024
Capital Expenditures
Drilling, completion, and capital workovers	$24,533	$2,468
Leasehold and geophysical	3,151	900
Capital expenditures (on an accrual basis)	27,684	3,368
Acquisitions	4,427	2,103
Capital expenditures, including acquisitions	32,111	5,471
Changes in accounts payable and accrued expenses	(5,670)	278
Inventory material transfers to oil and natural gas properties	(3)	(71)
Total cash paid for capital expenditures	$26,438	$5,678

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 consisted of $5.9 million in repurchases of common stock, $8.2 million in cash dividends, $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.4 million. Since 2023, the Company has paid cash dividends totaling $162.0 million, which represents $3.50 per share in special dividends and $0.86 per share in quarterly dividends for a total of $4.36 per share in cash dividends. Cash used in financing activities for the six months ended June 30, 2024 consisted primarily of $64.0 million in cash dividends, $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.4 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At June 30, 2025, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2024 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2025.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. As of June 30, 2025, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	July 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67
Producer Costless Collars
	July 2025 - December 2025	NYMEX WTI	675	$61.57 Put / $78.02 Call

Natural Gas (MMBtu)
Fixed Price Swaps
	July 2025 - December 2025	NYMEX Henry Hub	8,500	$4.17
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$4.09
Producer Costless Collars
	July 2025 - December 2025	NYMEX Henry Hub	20,500	$3.79 Put / $7.08 Call
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	July 2025 - December 2025	Mont Belvieu OPIS - C3+(1)	300	$39.69
	July 2025 - December 2025	Mont Belvieu OPIS - Ethane(2)	325	$11.76
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

The following table summarizes derivative activity for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Gain) loss on derivative contracts	$(6,059)	$—	$(3,572)	$—
Settlement gains (losses) on derivative contracts	$1,478	$—	$1,319	$—

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents a summary of share repurchases made by the Company during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
April 1, 2025 - April 30, 2025	99,832	$9.13	96,550	$68.8
May 1, 2025 - May 31, 2025	4,531	$10.25	—	$68.8
June 1, 2025 - June 30, 2025	—	$—	—	$68.8
Total	104,363		96,550

(1) Includes 7,813 shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
4.1	Second Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	6/20/2023
10.1	SD Indemnification Agreement - Brett Icahn - Director					*
10.2	SD Indemnification Agreement - Grayson Pranin - Director					*
10.3	SD Indemnification Agreement - Jaffrey A. Firestone - Director					*
10.4	SD Indemnification Agreement - Vincent Intrieri - Director					*
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: August 7, 2025	By:	/s/ Jonathan Frates
Jonathan Frates Executive Vice President and Chief Financial Officer (Principal Financial Officer)