Form 10-Q
period 2025-09-30
SANDRIDGE ENERGY INC
filed 2025-11-06
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-33784

SANDRIDGE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8084793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Sheridan Ave Suite 500 Oklahoma City, Oklahoma	73104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (405) 429-5500
Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	SD	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 30, 2025, was 36,773,746

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of SandRidge Mississippian Trust I (“Royalty Trust”). All monetary values are stated in U.S. dollars.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) of the Company includes “forward-looking statements” as defined by the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements may include projections and estimates concerning our capital expenditures, liquidity, capital resources and debt profile, the timing and success of specific projects, the potential impact of international negotiations on the supply and demand of oil, natural gas and natural gas liquids (“NGL”), outcomes and effects of litigation, claims and disputes, elements of our business strategy, compliance with governmental regulation of the oil, natural gas and NGL industry, including environmental regulations, acquisitions and divestitures and the potential effects on our financial condition and other statements concerning our operations, financial performance and financial condition.

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC on March 11, 2025 and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2025

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$101,204	$98,128
Restricted cash	1,383	1,383
Accounts receivable, net	27,442	23,878
Derivative contracts	2,416	114
Prepaid expenses	2,507	3,370
Other current assets	1,678	780
Total current assets	136,630	127,653
Oil and natural gas properties, using full cost method of accounting
Proved	1,738,182	1,689,807
Unproved	30,255	23,504
Less: accumulated depreciation, depletion and impairment	(1,437,501)	(1,415,110)
	330,936	298,201
Other property, plant and equipment, net	76,632	80,689
Derivative contracts	—	86
Other assets	1,974	2,081
Deferred tax assets, net of valuation allowance	72,801	72,801
Total assets	$618,973	$581,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$53,155	$50,625
Asset retirement obligations	8,951	9,131
Other current liabilities	756	839
Total current liabilities	62,862	60,595
Derivative contracts	261	—
Asset retirement obligations	62,828	59,449
Other long-term obligations	573	936
Total liabilities	126,524	120,980
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,773 issued and outstanding at September 30, 2025 and 37,203 issued and outstanding at December 31, 2024	37	37
Additional paid-in capital	983,813	1,000,455
Accumulated deficit	(491,401)	(539,961)
Total stockholders’ equity	492,449	460,531
Total liabilities and stockholders’ equity	$618,973	$581,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Oil, natural gas and NGL	$39,822	$30,057	$116,957	$86,317
Total revenues	39,822	30,057	116,957	86,317
Expenses
Lease operating expenses	10,911	9,104	28,384	28,734
Production, ad valorem, and other taxes	2,155	1,813	7,412	5,550
Depreciation and depletion — oil and natural gas	9,400	8,345	26,106	16,771
Depreciation and amortization — other	1,638	1,605	4,853	4,947
General and administrative	2,737	2,304	9,618	8,686
Restructuring expenses	305	260	757	341
(Gain) loss on derivative contracts	(2,364)	(1,866)	(5,936)	(1,866)
Other operating (income) expense, net	—	—	—	24
Total expenses	24,782	21,565	71,194	63,187
Income from operations	15,040	8,492	45,763	23,130
Other income (expense)
Interest income (expense), net	916	1,553	2,803	6,742
Other income (expense), net	(3)	—	(6)	92
Total other income (expense)	913	1,553	2,797	6,834
Income (loss) before income taxes	15,953	10,045	48,560	29,964
Income tax (benefit) expense	—	(15,439)	—	(15,439)
Net income (loss)	$15,953	$25,484	$48,560	$45,403
Net income (loss) per share
Basic	$0.44	$0.69	$1.32	$1.22
Diluted	$0.43	$0.69	$1.32	$1.22
Weighted average number of common shares outstanding
Basic	36,671	37,134	36,789	37,087
Diluted	36,708	37,180	36,848	37,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Nine Months Ended September 30, 2025
Balance at January 1, 2025	37,203	$37	$1,000,455	$(539,961)	$460,531
Issuance of stock awards, net of cancellations	26	—	—	—	$—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(146)	—	$(146)
Stock-based compensation	—	—	650	—	$650
Dividends paid to stockholders	—	—	(4,077)	—	$(4,077)
Repurchases of common stock	(452)	—	(5,094)	—	$(5,094)
Net income	—	—	—	13,049	13,049
Balance at March 31, 2025	36,777	$37	$991,788	$(526,912)	$464,913
Issuance of stock awards, net of cancellations	72	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(78)	—	(78)
Stock-based compensation	—	—	720	—	720
Dividends paid to stockholders	—	—	(4,066)	—	(4,066)
Repurchases of common stock	(97)	—	(880)	—	(880)
Net income	—	—	—	19,558	19,558
Balance at June 30, 2025	36,752	37	987,484	(507,354)	480,167
Issuance of stock awards, net of cancellations	17	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(19)	—	(19)
Stock-based compensation	—	—	688	—	688
Dividends paid to stockholders	—	—	(3,859)	—	(3,859)
Dividend reinvestments	51	—	—	—	—
Repurchases of common stock	(47)	—	(481)	—	(481)
Net income	—	—	—	15,953	15,953
Balance at September 30, 2025	36,773	37	983,813	(491,401)	492,449
Nine Months Ended September 30, 2024
Balance at January 1, 2024	37,091	$37	$1,071,021	$(602,947)	468,111
Issuance of stock awards, net of cancellations	27	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(103)	—	(103)
Stock-based compensation	—	—	536	—	536
Dividends paid to stockholders	—	—	(59,965)	—	(59,965)
Net income	—	—	—	11,125	11,125
Balance at March 31, 2024	37,118	$37	$1,011,489	$(591,822)	$419,704
Issuance of stock awards, net of cancellations	64	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(124)	—	(124)
Stock-based compensation	—	—	536	—	536
Dividends paid to stockholders	—	—	(4,103)	—	(4,103)
Net income	—	—	—	8,794	8,794
Balance at June 30, 2024	37,182	$37	$1,007,798	$(583,028)	$424,807
Issuance of stock awards, net of cancellations	23	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(129)	—	(129)
Stock-based compensation	—	—	707	—	707
Dividends paid to stockholders	—	—	(4,112)	—	(4,112)
Net income	—	—	—	25,484	25,484
Balance at September 30, 2024	37,205	37	1,004,264	(557,544)	446,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,560	$45,403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	30,959	21,718
Deferred income taxes	—	(15,439)
(Gain) loss on derivative contracts	(5,936)	(1,866)
Settlement gains (losses) on derivative contracts	3,980	199
Stock-based compensation	2,058	1,779
Other	219	118
Changes in operating assets and liabilities	(11,390)	(3,972)
Net cash provided by operating activities	68,450	47,940
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(41,361)	(13,572)
Acquisition of assets	(7,790)	(125,950)
Purchase of other property and equipment	(562)	(1)
Sales tax refund on completion costs	2,800	—
Proceeds from sale of assets	785	861
Net cash used in investing activities	(46,128)	(138,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders	(12,014)	(68,222)
Reduction of financing lease liability	(586)	(563)
Repurchases of common stock	(6,403)	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(243)	(356)
Net cash used in financing activities	(19,246)	(69,141)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	3,076	(159,863)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	99,511	253,944
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$102,587	$94,081
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(228)	$(92)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payable and accrued expenses	$10,456	$661
Non-cash acquisition purchase price adjustments	$241	$6,852
Right-of-use assets obtained in exchange for financing lease obligations	$229	$230
Inventory material transfers to oil and natural gas properties	$3	$141
Asset retirement obligation capitalized	$40	$51
Asset retirement obligation removed due to divestiture	$(288)	$—
Change in accrued excise tax on repurchases of common stock	$(52)	$—
Change in dividends payable	$12	$42

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

Cash and Cash Equivalents. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where we may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $101.2 million and $98.1 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of September 30, 2025 and December 31, 2024, the Company had $1.4 million in restricted cash.

Accounts Payable and Accrued Expenses. The Company’s accounts payable and other accrued expenses balance as of September 30, 2025 reflects a one-time $2.1 million non-cash adjustment of an operating accrual dating back to the Company’s emergence from bankruptcy that was recorded in the second quarter of 2025. The adjustment reduced our lease operating expenses for the nine months ended September 30, 2025.

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

The Company’s chief operating decision maker regularly reviews total assets, which were $619.0 million and $581.5 million as of September 30, 2025 and December 31, 2024, respectively. The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Oil	$22,415	$16,871	$58,251	$47,202
Natural gas	8,517	4,349	29,938	13,302
NGL	8,890	8,837	28,768	25,813
Total revenues	39,822	30,057	116,957	86,317
Expenses
Lease operating expenses	10,911	9,104	28,384	28,734
Production, ad valorem, and other taxes	2,155	1,813	7,412	5,550
Depreciation and depletion—oil and natural gas	9,400	8,345	26,106	16,771
Depreciation and amortization—other	1,638	1,605	4,853	4,947
General and administrative	2,737	2,304	9,618	8,686
Restructuring expenses	305	260	757	341
(Gain) loss on derivative contracts	(2,364)	(1,866)	(5,936)	(1,866)
Other operating (income) expense	—	—	—	24
Total expenses	24,782	21,565	71,194	63,187
Income (loss) from operations	15,040	8,492	45,763	23,130
Other income (expense)
Interest income (expense), net	916	1,553	2,803	6,742
Other income (expense), net	(3)	—	(6)	92
Total other income (expense)	913	1,553	2,797	6,834
Income (loss) before income taxes	15,953	10,045	48,560	29,964
Income tax (benefit)	—	(15,439)	—	(15,439)
Net income (loss)	$15,953	$25,484	$48,560	$45,403

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update change income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update changes said disclosures by requiring disaggregation by jurisdiction of disclosures of pretax income (or loss) and income tax expense (or benefit). This ASU is to be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statement disclosures and does not expect an impact to our consolidated financial statements .

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to improve disclosures about a public entity's expenses, primarily through additional disaggregation of income statement expenses. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statement disclosures and does not expect an impact to our consolidated financial statements .

2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at September 30, 2025 and December 31, 2024.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of September 30, 2025, and December 31, 2024.

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

Fair Value - Recurring Measurement Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy as of September 30, 2025 (in thousands):

	Fair Value Measurements			Netting (1)	Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Commodity derivative contracts	$—	$2,838	$—	$683	$2,155
Total	$—	$2,838	$—	$683	$2,155

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

The following table summarizes derivative activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Gain) loss on derivative contracts	$(2,364)	$(1,866)	$(5,936)	$(1,866)
Settlement gains (losses) on derivative contracts	$2,661	$199	$3,980	$199

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements, (iii) the financial collateral, if any, associated with the Company’s commodity contracts, and (iv) the Company’s net derivative asset and liability positions as of September 30, 2025 (in thousands):

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets (Liabilities)
Derivative contracts - current	$2,760	$344	$2,416	$—	$2,416
Derivative contracts - non-current	78	339	(261)	—	(261)
Total	$2,838	$683	$2,155	$—	$2,155

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements, (iii) the financial collateral, if any, associated with the Company’s commodity derivative contracts, and (iv) the Company’s net derivative asset positions as of December 31, 2024 (in thousands):

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$744	$630	$114	$—	$114
Derivative contracts - non-current	86	—	86	—	86
Total	$830	$630	$200	$—	$200

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of September 30, 2025, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	October 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67
Producer Costless Collars
	October 2025 - December 2025	NYMEX WTI	675	$61.57 Put / $78.02 Call

Natural Gas (MMBtu)
Fixed Price Swaps
	October 2025 - December 2025	NYMEX Henry Hub	8,500	$4.17
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$4.09
Producer Costless Collars
	October 2025 - December 2025	NYMEX Henry Hub	20,500	$3.79 Put / $7.08 Call
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	October 2025 - December 2025	Mont Belvieu OPIS - C3+(1)	300	$39.69
	October 2025 - December 2025	Mont Belvieu OPIS - Ethane(2)	325	$11.76
____________________
(1) Excludes ethane.
(2) Ethane only.

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
____________________
(1) Excludes ethane.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Oil and natural gas properties
Proved	$1,738,182	$1,689,807
Unproved	30,255	23,504
Total oil and natural gas properties	1,768,437	1,713,311
Less: accumulated depreciation, depletion and impairment	(1,437,501)	(1,415,110)
Net oil and natural gas properties capitalized costs	330,936	298,201

Land	200	200
Electrical infrastructure	122,380	121,818
Non-oil and natural gas equipment	1,626	1,634
Building and structures	3,603	3,603
Financing leases	907	1,286
Total	128,716	128,541
Less: accumulated depreciation and amortization	(52,084)	(47,852)
Other property, plant and equipment, net	76,632	80,689
Total property, plant and equipment, net	$407,568	$378,890

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and other accrued expenses	$23,622	$19,502
Production payable	25,788	27,557
Payroll and benefits	2,410	2,912
Taxes payable	1,335	654
Total accounts payable and accrued expenses	$53,155	$50,625

6. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of September 30, 2025. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases:

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma (“In re SandRidge Energy, Inc. Securities Litigation”); and

• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma (“Lanier Trust”)

Both cases were settled with all defendants except the SandRidge Mississippian Trust I (“the Trust”) in Lanier Trust, which is being sued by a class of purchasers of units under the remaining claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegations that the Trust made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company. On September 11, 2025, the Federal District Court (Western District of Oklahoma) issued summary judgment in favor of the Trust with respect to all claims and dismissed, with prejudice, all claims against the Company.

Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17.0 million with those defendants. The insurance carriers funded the $17.0 million settlement and then requested indemnification from the Company. The Company refused and filed an action in Oklahoma state court seeking a declaratory judgment that the insurers were not entitled to indemnification; the insurers counterclaimed. Subsequently, the Company voluntarily dismissed its action. In line with the Company's position regarding the insurers’ claims, the Company filed motions in the United States Bankruptcy Court for the Southern District of Texas seeking to reopen the bankruptcy case and to obtain a declaration that the insurers’ claims were discharged under the September 2016 plan. The motions were denied and the Company appealed the bankruptcy court’s decision to the Southern District of the United States District Court of Texas. Independent of the Company’s appeal to reopen the bankruptcy case, the insurers’ Oklahoma counterclaim is stayed, with no further development. The Company disputes any liability, as it believes it has meritorious defenses, and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any liabilities relating to this matter.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2024 and September 30, 2025, we had partially released our valuation allowance on our deferred tax assets by $72.8 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company has no federal or state income tax expense or benefit for the three and nine-month periods ended September 30, 2025 and $15.4 million in federal and state income tax benefit for the same periods in 2024.

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

As of September 30, 2025, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2025 through 2037, while the remaining $0.9 billion do not have an expiration date.  In addition, the Company had approximately $1.0 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.0 billion in state NOL carryforwards, $199.0 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $652.0 million do not have an expiration date and $183.0 million expire during the years 2025 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at September 30, 2025 or December 31, 2024.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2022 to present remain open for federal examination. Additionally, tax years 2005 through 2020 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has completed its initial assessment of the OBBBA corporate tax provisions which were enacted on July 4, 2025 and estimated its impact on the consolidated financial statements to be immaterial.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
8. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300.0 million shares, which include 250.0 million shares of common stock, $0.001 par value per share (“common stock”), and 50.0 million shares of preferred stock, par value $0.001 per share. At September 30, 2025, the Company had 36.8 million shares of common stock issued and outstanding. Further, at September 30, 2025, the Company had 0.1 million of unvested restricted stock awards, 0.2 million shares of unvested restricted stock units, 0.1 million unvested stock options outstanding and an immaterial number of unvested performance share units.

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. During the nine months ended September 30, 2025, the Company repurchased 0.6 million shares for $6.4 million at an average price of $10.72 per share. The Company did not repurchase any common stock under the Program during the nine months ended September 30, 2024.

Dividends. On August 5, 2025, the Board approved a dividend reinvestment plan (the “Dividend Reinvestment Plan”), pursuant to which the stockholders of the Company may, at their election, reinvest any dividends declared by the Board.

In connection with the Dividend Reinvestment Plan, the Board approved a general waiver under the Company’s Tax Benefits Preservation Plan (the “Tax Benefits Preservation Plan”), by and between the Company and Equiniti (formerly known as American Stock Transfer & Trust Company, LLC). This waiver applies to any stockholders who as of the date immediately prior to the adoption of the Dividend Reinvestment Plan beneficially owned 4.9% or more of the Company’s outstanding common stock and who would otherwise trigger the rights plan, but only as the result of shares of stock they receive under the Dividend Reinvestment Plan, and not otherwise.

Cash dividend payments totaled $12.0 million and $68.2 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the Company issued 51,401 shares of common stock in lieu of cash dividends under the Dividend Reinvestment Plan.

The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on July 13, 2020. On June 20, 2023, the Company entered into an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan, dated as of July 1, 2020, as amended, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”). The Tax Benefits Preservation Plan will expire on the earliest of: (i) the time at which the Rights are redeemed pursuant to the Tax Benefits Preservation Plan, (ii) the time at which the Rights are exchanged pursuant to the Tax Benefits Preservation Plan, (iii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in Section 13(f) of the Tax Benefits Preservation Plan at which time the Rights are terminated, (iv) the time at which the Board determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes and (v) the close of business on July 1, 2026. At the Company's 2024 Annual Meeting held on June 12, 2024, the Company's stockholders approved the extension of the Tax Benefits Preservation Plan to July 1, 2026.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The Company adopted the Tax Benefits Preservation Plan, as amended on March 16, 2021, and June 20, 2023, in order to protect stockholder value against a possible limitation on the Company’s ability to use its tax NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent stockholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

9. Revenues

The following table disaggregates the Company’s revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Oil	$22,415	$16,871	$58,251	$47,202
Natural gas	8,517	4,349	29,938	13,302
NGL	8,890	8,837	28,768	25,813
Total revenues	$39,822	$30,057	$116,957	$86,317

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheets for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of September 30, 2025, and December 31, 2024 and 2023, the Company had revenues receivable of $15.5 million, $15.3 million and $14.5 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three and nine months ended September 30, 2025 or 2024, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of creditworthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Earnings per Share

The following table summarizes the calculation of weighted average shares of common stock outstanding used in the computation of diluted earnings per share:

	Net Income (loss)	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2025
Basic earnings per share	$15,953	36,671	$0.44
Effect of dilutive securities
Restricted stock units	—	22
Restricted stock awards	—	12
Performance share units(1)	—	—
Stock options	—	3
Diluted earnings per share(2)	$15,953	36,708	$0.43
Three Months Ended September 30, 2024
Basic earnings per share	$25,484	37,134	$0.69
Effect of dilutive securities
Restricted stock units	—	20
Restricted stock awards	—	12
Performance share units(1)	—	—
Stock options	—	14
Diluted earnings per share(2)	$25,484	37,180	$0.69

Nine Months Ended September 30, 2025
Basic earnings per share	$48,560	36,789	$1.32
Effect of dilutive securities
Restricted stock units	—	42
Restricted stock awards	—	17
Performance share units(1)	—	—
Stock options	—	—
Diluted earnings per share(2)	$48,560	36,848	$1.32
Nine Months Ended September 30, 2024
Basic earnings per share	$45,403	37,087	$1.22
Effect of dilutive securities
Restricted stock units	—	21
Restricted stock awards	—	26
Performance share units(1)	—	—
Stock options	—	16
Diluted earnings per share(2)	$45,403	37,150	$1.22
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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Subsequent Events

On November 4, 2025, the Board declared a dividend of $0.12 per share of the Company’s common stock, which stockholders can elect to receive in cash or additional shares of common stock by enrolling in our previously announced Dividend Reinvestment Plan, payable on November 28, 2025 to stockholders of record on November 14, 2025.

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

The financial information with respect to the three and nine months ended September 30, 2025 and 2024, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three and nine months ended September 30, 2025 and 2024:

Total Production (MBoe)
5,000
4,000
3,000
2,000
1,000
0
1,745
344
832
569
1,563
231
788
544
4,971
884
2,419
1,668
4,302
624
2,330
1,348
Q3 2025
Q3 2024
9 Mo. Ended 2025
9 Mo. Ended 2024
Oil
Natural Gas
NGL

Total MBoe production for the three months ended September 30, 2025 was comprised of approximately 19.7% oil, 47.7% natural gas and 32.6% NGL compared to 14.8% oil, 50.4% natural gas and 34.8% NGL in the third quarter of 2024. Total MBoe production for the nine months ended September 30, 2025 was comprised of approximately 17.8% oil, 48.6% natural gas and 33.6% NGL compared to 14.5% oil, 54.2% natural gas and 31.3% NGL in the first nine months of 2024.

Outlook

We remain committed to growing the value of our asset base in a safe, responsible and efficient manner, while prudently allocating capital to high-return, growth projects. Currently, these projects include: (1) one-rig development in the Cherokee Shale Play (2) evaluation of accretive merger and acquisition opportunities, with consideration of our strong balance sheet and commitment to our capital return program (3) production optimization program through artificial lift conversions to more efficient and cost-effective systems and (4) a leasing program that will bolster future development and extend development in our Cherokee assets. We are developing our term acreage in the Cherokee Play, and our total leasehold position, inclusive of the Cherokee, NW Stack and legacy assets, is approximately 95% held by production, which cost-effectively maintains our development option over a reasonable tenor. We will continue to monitor forward-looking commodity prices, project results, costs, impacts of tariffs and other factors that could influence returns and cash flows, and will adjust our program accordingly, to include curtailment of capital activity and wells, if needed, or conversely, well reactivations in higher commodity price environments. These and other factors, including reasonable reinvestment rates, maintaining our cash flows and prioritizing our regular-way dividend, will continue to shape our development decisions for the remainder of the year and beyond.

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

	Three-month periods ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
NYMEX Oil (per Bbl)	$65.78	$64.57	$71.78	$70.73	$76.43
NYMEX Natural gas (per Mcf)	$3.15	$3.31	$4.30	$2.53	$2.19

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

Revenues

Consolidated revenues are presented in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Oil	$22,415	$16,871	$5,544	$58,251	$47,202	$11,049
Natural gas	8,517	4,349	4,168	29,938	13,302	16,636
NGL	8,890	8,837	53	28,768	25,813	2,955
Total revenues	$39,822	$30,057	$9,765	$116,957	$86,317	$30,640

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information is shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2025	2024	Change	2025	2024	Change
Production data
Oil (MBbls)	344	231	113	884	624	260
Natural gas (MMcf)	4,993	4,729	264	14,513	13,979	534
NGL (MBbls)	569	544	25	1,668	1,348	320
Total volumes (MBoe)	1,745	1,563	182	4,971	4,302	669
Average daily total volumes (MBoe/d)	19.0	17.0	2.0	18.2	15.7	2.5
Average prices—as reported(1)
Oil (per Bbl)	$65.23	$73.07	$(7.84)	$65.91	$75.66	$(9.75)
Natural gas (per Mcf)	$1.71	$0.92	$0.79	$2.06	$0.95	$1.11
NGL (per Bbl)	$15.61	$16.25	$(0.64)	$17.24	$19.15	$(1.91)
Total (per Boe)	$22.82	$19.23	$3.59	$23.53	$20.07	$3.46
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$66.15	$73.71	$(7.56)	$66.68	$75.89	$(9.21)
Natural gas (per Mcf)	$2.15	$0.92	$1.23	$2.29	$0.95	$1.34
NGL (per Bbl)	$15.82	$16.34	$(0.52)	$17.24	$19.19	$(1.95)
Total (per Boe)	$24.34	$19.36	$4.98	$24.33	$20.11	$4.22
__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold are shown in the table below (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
2024 oil, natural gas and NGL revenues	$30,057	$86,317
Change due to production volumes	8,203	23,761
Change due to average prices	1,562	6,879
2025 oil, natural gas and NGL revenues	$39,822	$116,957
Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

Lease operating expenses	$10,911	$9,104	$1,807	$28,384	$28,734	$(350)
Production, ad valorem, and other taxes	2,155	1,813	342	7,412	5,550	1,862
Depreciation and depletion—oil and natural gas	9,400	8,345	1,055	26,106	16,771	9,335
Depreciation and amortization—other	1,638	1,605	33	4,853	4,947	(94)
Total operating expenses	$24,104	$20,867	$3,237	$66,755	$56,002	$10,753

Lease operating expenses ($/Boe)	$6.25	$5.82	$0.43	$5.71	$6.68	$(0.97)
Production, ad valorem, and other taxes ($/Boe)	$1.23	$1.16	$0.07	$1.49	$1.29	$0.20
Depreciation and depletion—oil and natural gas ($/Boe)	$5.39	$5.34	$0.05	$5.25	$3.90	$1.35
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	5.4%	6.0%	(0.6)%	6.3%	6.4%	(0.1)%

Lease operating expenses for the three months ended September 30, 2025 increased in total and per Boe versus the same period in 2024 primarily due to an increase in labor, utility and other costs. Lease operating expenses for the nine months ended September 30, 2025 decreased in total and per Boe versus the same period in 2024 primarily due to a $2.1 million one-time non-cash adjustment of an operating accrual dating back to the Company’s emergence from bankruptcy (see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for further information) that was recorded in the second quarter of 2025. The decrease was partially offset by an increase in utility and water hauling costs.

Production, ad valorem, and other taxes for the three and nine months ended September 30, 2025 increased in total primarily due to higher average commodity prices, sales volumes, and related revenues. The increase in sales volumes was primarily the result of our one rig development program in the Cherokee Play of the Mid-Con. Production, ad valorem, and other taxes per Boe increased for the three and nine months ended September 30, 2025 versus the same period in 2024 primarily due to higher average commodity prices.

The increase in depreciation and depletion for oil and natural gas properties for the three months ended September 30, 2025 versus the same period in 2024 was primarily the result of an increase in sales volumes. The increase in depreciation and depletion for oil and natural gas properties for the nine months ended September 30, 2025 versus the same period in 2024 was primarily the result of our acquisition in the Cherokee Play of the Mid-Con during the third quarter of 2024, which increased the book value of our proved properties and subsequently our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2025 were $67.45 per barrel of oil and $3.10 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three or nine months ended September 30, 2025 or 2024. During certain periods within the past five years, the SEC prices used in the full cost ceiling test have been lower than the SEC prices used for the September 30, 2025 full cost ceiling test and resulted in material ceiling limitation impairments. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended October 31, 2025, as well as two months of NYMEX strip pricing for November and December of 2025 as of October 31, 2025, we estimate the SEC prices utilized in the December 31, 2025 full cost ceiling test may be $65.45 per barrel of oil and $3.33 per MMBtu of natural gas (the "estimated fourth quarter prices"). Applying these estimated fourth quarter prices, and holding all other inputs constant to those used in the calculation of our September 30, 2025 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the fourth quarter of 2025.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2025	2024	Change	2025	2024	Change
General and administrative	$2,737	$2,304	$433	$9,618	$8,686	$932
Restructuring expenses	305	260	45	757	341	416
(Gain) loss on derivative contracts	(2,364)	(1,866)	(498)	(5,936)	(1,866)	(4,070)
Other operating (income) expense	—	—	—	—	24	(24)
Total other operating expenses	$678	$698	$(20)	$4,439	$7,185	$(2,746)

General and administrative expenses increased for the three and nine months ended September 30, 2025 versus the same periods in 2024 primarily as a result of an increase in personnel and other costs.

The following table summarizes derivative activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Gain) loss on derivative contracts	$(2,364)	$(1,866)	$(5,936)	$(1,866)
Settlement gains (losses) on derivative contracts	$2,661	$199	$3,980	$199

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

Other Income (Expense)

Our other income (expense) are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income (expense)
Interest income (expense), net	$916	$1,553	$2,803	$6,742
Other income (expense), net	(3)	—	(6)	92
Total other income	$913	$1,553	$2,797	$6,834

Interest income, net during the three and nine month periods ended September 30, 2025 and 2024 is primarily comprised of interest income on cash deposits. The decrease in interest income, net is due to the Company’s lower cash balance primarily as a result of our acquisitions as well as capital expenditures, share repurchases, and quarterly dividend payments.

Liquidity and Capital Resources

As of September 30, 2025, our cash and cash equivalents, including restricted cash, was $102.6 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of September 30, 2025. On August 4, 2025, we filed a universal shelf registration statement on Form S-3 covering the offering of up to $500.0 million of securities, which was declared effective by the SEC on August 26, 2025.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Cash flows from operations was the primary driver in the increase in working capital to $73.8 million at September 30, 2025 compared to $67.1 million at December 31, 2024. The increase in working capital was partially offset by capital expenditures of $41.4 million, dividend payments to stockholders of $12.0 million, cash payments for leasehold acquisitions of $7.8 million, and repurchases of our common stock of $6.4 million.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities	$68,450	$47,940
Cash flows used in investing activities	(46,128)	(138,662)
Cash flows used in financing activities(1)	(19,246)	(69,141)
Net (decrease) increase in cash and cash equivalents and restricted cash	$3,076	$(159,863)
__________________
(1)     Includes $12.0 million and $68.2 million in dividend payments for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flows from Operating Activities

The increase in cash flows from operations for the nine months ended September 30, 2025 compared to the same period in 2024 is primarily due to an increase in revenues from higher average commodity prices and higher sales volumes from our 2024 acquisition and 2025 development program in the Cherokee Play of the Mid-Con.

Cash Flows from Investing Activities

Capital expenditures and acquisitions of oil and gas properties are summarized below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Capital Expenditures
Drilling, completion, and capital workovers	$46,246	$6,562
Leasehold and geophysical	4,392	6,893
Capital expenditures (on an accrual basis)	50,638	13,455
Acquisitions	7,790	125,950
Capital expenditures, including acquisitions	58,428	139,405
Changes in accounts payable and accrued expenses	(9,274)	258
Inventory material transfers to oil and natural gas properties	(3)	(141)
Total cash paid for capital expenditures	$49,151	$139,522

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 consisted of $12.0 million in cash dividends, $6.4 million in repurchases of common stock, finance lease payments of $0.6 million, and $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise. Since 2023, the Company has paid cash dividends totaling $165.9 million and $0.6 million in shares issued in lieu of cash dividends under the Dividend Reinvestment Program, which represents $3.50 per share in special dividends and $0.98 per share in quarterly dividends for a total of $4.48 per share in total dividends. Cash used in financing activities for the nine months ended September 30, 2024 consisted primarily of $68.2 million in cash dividends, $0.4 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.6 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2025, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2024 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2025.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. As of September 30, 2025, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	October 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67
Producer Costless Collars
	October 2025 - December 2025	NYMEX WTI	675	$61.57 Put / $78.02 Call

Natural Gas (MMBtu)
Fixed Price Swaps
	October 2025 - December 2025	NYMEX Henry Hub	8,500	$4.17
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$4.09
Producer Costless Collars
	October 2025 - December 2025	NYMEX Henry Hub	20,500	$3.79 Put / $7.08 Call
	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	October 2025 - December 2025	Mont Belvieu OPIS - C3+(1)	300	$39.69
	October 2025 - December 2025	Mont Belvieu OPIS - Ethane(2)	325	$11.76
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

The following table summarizes derivative activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Gain) loss on derivative contracts	$(2,364)	$(1,866)	$(5,936)	$(1,866)
Settlement gains (losses) on derivative contracts	$2,661	$199	$3,980	$199

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table presents a summary of share repurchases made by the Company during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
July 1, 2025 - July 31, 2025	—	$—	—	$68.8
August 1, 2025 - August 31, 2025	46,855	$10.12	46,855	$68.3
September 1, 2025 - September 30, 2025	1,578	$11.84	—	$68.3
	48,433		—

(1) Includes 1,578 shares of common stock tendered by employees in September 2025 in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
10.1	Plan Confidentiality Agreement, dated July 22, 2025, by and among SandRidge Energy, Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, Beckton Corp., IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises GP, Inc., and Carl C. Icahn.	8-K	001-33784	10.1	7/22/2025
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: November 6, 2025	By:	/s/ Jonathan Frates
Jonathan Frates Executive Vice President and Chief Financial Officer (Principal Financial Officer)