Form 10-K
period 2025-12-31
SANDRIDGE ENERGY INC
filed 2026-03-05
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of our common stock held by non-affiliates on June 30, 2025 was approximately $340.1 million based on the closing price as quoted on the New York Stock Exchange. As of February 26, 2026, there were 36,825,163 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025, are incorporated by reference in Part III.

SANDRIDGE ENERGY, INC.
2025 ANNUAL REPORT ON FORM 10-K

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
Bcf. Billion cubic feet of natural gas.
Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. The six to one ratio between oil and natural gas emerges from energy equivalence (BTU content), rounded for simplicity, and has become an oil and gas industry convention. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Company’s reserves at year-end 2025 of $65.34/Bbl for oil and $3.39/MMBtu for natural gas, the ratio of economic value of oil to natural gas was approximately 19 to 1, even though the ratio for determining energy equivalency is 6 to 1.
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

As of December 31, 2025, we had an interest in 1,446 gross (825 net) producing wells, approximately 930 of which we operate, and 574,599 gross (378,537 net) total acres under lease. As of December 31, 2025, we had one active drilling rig. Total estimated proved reserves as of December 31, 2025, were 69.1 MMBoe.

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

PRIMARY BUSINESS OPERATIONS

Our primary operations are the production, development and acquisition of hydrocarbon resources. The following table presents information concerning our operations as of December 31, 2025.

	Estimated Proved Reserves (MMBoe) (1)	Daily Production (MBoe/d)(2)	Reserves/ Production (Years)(3)	Weighted Average Economic Reserve Life (Years)(4)	Gross Acreage	Net Acreage
Geographic Area
Mid-Continent	69.1	18.5	10.2	35.0	574,599	378,537
____________________

(1)    Estimated proved reserves were determined using SEC prices, and do not reflect actual prices received or current market prices. All prices are held constant throughout the lives of the properties. The index prices and the equivalent weighted average wellhead prices used in the reserve reports are shown on page 10 below.
(2)    Average daily net production for the year ended December 31, 2025.
(3)    Estimated proved reserves as of December 31, 2025 divided by net production for the year ended December 31, 2025.
(4)    Average economic reserve life using SEC prices and weighted for reserve volumes at December 31, 2025.
Properties

Mid-Continent

We held interests in 574,599 gross (378,537 net) leasehold acres located primarily in Oklahoma, Kansas, and Texas at December 31, 2025. Associated proved reserves at December 31, 2025 totaled 69.1 MMBoe. Our interests in the Mid-Continent as of December 31, 2025 included 1,446 gross (825 net) producing wells with an average working interest of 57.1%. The interests are largely aggregated across the Mississippian Lime, Meramec and Cherokee formations. The Mississippian Lime formation is an expansive carbonate hydrocarbon system located on the Anadarko Shelf in northern Oklahoma and southern Kansas. The top of this formation is encountered between approximately 4,000 and 7,000 feet and stratigraphically between various formations of Pennsylvanian age and the Devonian-aged Woodford Shale formation. The Mississippian formation is approximately 350 to 650 feet in gross thickness across our lease position and has targeted porosity zone(s) ranging between 20 and 150 feet in thickness. The Meramec Formation is Mississippian in age, lying above the Woodford Shale and below Chester formations. The Meramec is composed of interbedded shales, sands, and carbonates. The top of this target formation ranges in depth from about 5,800 feet at the northern edge of the basin to greater than 14,000 feet toward the interior of the basin. Meramec formation thickness ranges from about 50 feet to over 400 feet. The Woodford Shale is the primary hydrocarbon source for the Meramec. The Cherokee Formation of the Western Anadarko Basin has become a prolific hydrocarbon producer with increased horizontal activity over the last few years. Pennsylvanian in age, the Cherokee overlies the Atoka and is overlain by the Marmaton Group. The Cherokee Formation is comprised of mostly self-sourcing shales with interbedded high porosity sands. Depths of the top of the Cherokee within the Western Anadarko Basin range from approximately 8,500 feet north of the basin to greater than 13,000 feet basinward, with a thickness ranging from 400 feet to greater than 2,500 feet.

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

Preparation of Reserves Estimates

Approximately 97.9% of the proved oil, natural gas and NGL reserves disclosed in this report have been independently prepared by Cawley, Gillespie & Associates (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 20, 2026, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 38 years of practical experience in petroleum engineering, with over 36 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets and exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

The primary technical person responsible for preparing the reserve estimates within the Company is Mr. Eric Allen, the Reservoir Engineering Manager. Mr. Allen graduated from Oklahoma State University with a Bachelor of Science in Chemical Engineering in 2010 and has been practicing petroleum engineering since graduating. In 2016, Mr. Allen graduated from the University of Oklahoma with a Master’s in Business Administration. Mr. Allen has over 16 years of practical experience in petroleum engineering with 11 of those years having been spent in the estimation and evaluation of reserves. Since 2016, Mr. Allen has been a Registered Professional Engineer in the State of Oklahoma (License No. 29209) and is an active member of the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines. In addition to Mr. Allen's preparation of the reserve estimates, those estimates are further reviewed by the executive team and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board”) .

To establish reasonable certainty with respect to our estimated proved reserves, the independent and internal reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used to estimate the Company’s proved reserves include, but are not limited to, production data, historical price and cost information, property ownership, well logs, geologic maps and well tests. This data was reviewed by various levels of management for accuracy before consultation with independent reserve engineers. This consultation included review of properties, assumptions and available data. Internal reserve estimates were compared to those prepared by independent reserve engineers to test the estimates and conclusions before the reserves were included in this report. The accuracy of the reserve estimates is dependent on many factors, including the following:

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

SandRidge’s reserve engineers and the Reservoir Engineering Manager work closely with independent petroleum consultants at each fiscal year end to ensure the integrity, accuracy and timeliness of annual independent reserves estimates. These independently developed reserve estimates are presented to the Audit Committee. In addition to reviewing the independently developed reserve reports, the Audit Committee also periodically meets with the independent petroleum consultants that prepare estimates of proved reserves.

The percentage of total proved reserves prepared by the independent petroleum consultants is shown in the table below.

	Year Ended December 31,
	2025	2024
Cawley, Gillespie & Associates, Inc.	97.9%	97.5%
Total	97.9%	97.5%

The remaining 2.1% and 2.5% of estimated proved reserves as of December 31, 2025 and 2024 were based on internally prepared estimates.

A copy of the report issued by our independent reserve consultant with respect to our oil, natural gas and NGL reserves as of December 31, 2025 is filed with this report as Exhibit 99.1. Cawley, Gillespie & Associates prepared reserves for our Mid-Continent properties located in Kansas, Oklahoma, and Texas as of December 31, 2025.

Reporting of Natural Gas Liquids

NGLs are recovered through further processing of a portion of our natural gas production stream. At December 31, 2025, NGLs comprised approximately 35.4% of total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where we have contracts in place for the extraction and sale of NGLs. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels based on a conversion rate of 42 gallons per barrel. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. The amount of NGLs extracted from produced gas can vary with individual component prices and we have limited direct control over the extent to which NGLs are extracted from our natural gas, particularly light-end components such as ethane. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGLs.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2025 and 2024, of which approximately 97.9% and 97.5%, respectively, were prepared by independent reserve engineers.

See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates.

	Year Ended December 31,
	2025	2024
Estimated Proved Reserves (1)
Developed
Oil (MMBbls)	8.2	7.9
Natural gas (Bcf)	184.1	183.6
NGL (MMBbls)	21.4	18.5
Total proved developed (MMBoe)	60.3	57.0
Undeveloped
Oil (MMBbls)	2.8	1.9
Natural gas (Bcf)	18.2	12.3
NGL (MMBbls)	3.0	2.2
Total proved undeveloped (MMBoe)	8.8	6.1
Total Proved
Oil (MMBbls)	11.0	9.7
Natural gas (Bcf)	202.3	195.9
NGL (MMBbls)	24.5	20.7
Total proved (MMBoe)	69.1	63.1
Standardized Measure of Discounted Net Cash Flows (in millions) (2)	$439.6	$362.7
PV-10 (in millions) (3)	$439.6	$362.7
___________________

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

	Index prices (a)		Weighted average wellhead prices (b)
	Oil (per Bbl)	Natural gas (per MMBtu)	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)
December 31, 2025	$65.34	$3.39	$64.15	$17.13	$2.07
December 31, 2024	$75.48	$2.13	$74.04	$19.40	$1.02
____________________
(a)    Index prices are based on average WTI Cushing spot prices for oil and average Henry Hub spot market prices for natural gas. These are SEC prices calculated by using trailing 12 month averages from the first trading day close of each calendar month.
(b)    Average adjusted volume-weighted wellhead product prices reflect adjustments for transportation, quality, gravity, regional price differentials and exclude any impact of derivatives.

The following table provides a reconciliation of our PV-10 to Standardized Measure:

	Year Ended December 31,
	2025	2024
	(In thousands)
PV-10	$439,568	$362,696
Present value of future income tax discounted at 10%	—	—
Standardized Measure of Discounted Net Cash Flows	$439,568	$362,696

Proved Reserves - Proved reserves increased from 63.1 MMBoe at December 31, 2024 to 69.1 MMBoe at December 31, 2025, due to extensions of 7.3 MMBoe, purchases of 1.7 MMBoe, positive net revisions of 3.2 MMBoe due to an increase in year-end SEC natural gas pricing and price realizations and 4.5 MMBoe associated with other commercial improvements. These were partially offset by a decrease in SEC oil pricing, 6.8 MMBoe from the Company’s production during 2025, and 3.9 MMBoe attributable to performance, well shut-ins and other revisions.

Proved Developed Reserves - Proved developed reserves increased from 57.0 MMBoe at December 31, 2024 to 60.3 MMBoe at December 31, 2025, primarily due to positive revisions of 3.2 MMBoe due to an increase in year-end SEC natural gas pricing and price realizations, extensions of 0.8 MMBoe, 4.7 MMBoe of proved undeveloped ("PUD") converted to proved developed ("PDP") reserves in 2025 under our Cherokee play development program and 4.5 MMBoe associated with other commercial improvements. These were partially offset by negative revisions including 6.8 MMBoe from the Company’s production during 2025, and 3.1 MMBoe attributable to the decrease in SEC oil pricing, well shut-ins and other revisions.

Proved Undeveloped Reserves - Proved undeveloped reserves increased from 6.1 MMBoe at December 31, 2024 to 8.8 MMBoe at December 31, 2025 due to extensions of 6.5 MMBoe and purchases of 1.7 MMBoe. There were PUD to PDP conversions of 4.7 MMBoe from five operated and four non-operated wells drilled and turned online in 2025. The company invested $43.7 million to convert these reserves to PDP. Total increase to proved undeveloped reserves were also partially offset by 0.8 MMBoe attributable to other negative revisions including the decrease in SEC oil pricing.

For additional information regarding changes in proved reserves during each of the three years ended December 31, 2025, 2024 and 2023 see “Note 20—Supplemental Information on Oil and Natural Gas Producing Activities” to the accompanying consolidated financial statements in Item 8 of this report.

Production and Price History

The following table includes information regarding our net oil, natural gas and NGL production and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2025	2024	2023
Production data (in thousands)
Oil (MBbls)	1,214	918	1,047
Natural gas (MMcf)	19,802	19,488	20,403
NGL (MBbls)	2,254	1,889	1,705
Total volumes (MBoe)	6,768	6,056	6,152
Average daily total volumes (MBoe/d)	18.5	16.5	16.9
Average prices—as reported (1)
Oil (per Bbl)	$63.64	$74.31	$74.69
Natural gas (per Mcf)	$2.10	$1.10	$1.71
NGL (per Bbl)	$16.64	$18.87	$20.83
Total (per Boe)	$23.10	$20.69	$24.16
Expenses per Boe
Production costs (2)	$5.35	$6.61	$6.80
__________________

(1)Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.
(2)Represents production costs per Boe excluding production and ad valorem taxes.

Productive Wells

The following table presents the number of productive wells in which we owned a working interest at December 31, 2025. We operate the majority of all wells in which we owned a working interest at December 31, 2025 and 2024. Productive wells consist of wells that are currently producing hydrocarbons. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of the fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	1,142	635	304	190	1,446	825

Drilling Activity

During the year ended December 31, 2025, the Company operated one drilling rig and drilled seven operated wells and completed six wells with one well drilling and another well awaiting completion as of December 31, 2025. Additionally, four non-operated wells were drilled and completed during 2025. During the year ended December 31, 2024, there were no operated wells drilled, three operated wells and one non-operated well completed with zero wells awaiting completion at year end 2024.

Developed and Undeveloped Acreage

The following table presents information regarding our developed and undeveloped acreage at December 31, 2025.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Geographic Area
Mid-Continent	491,197	337,623	83,402	40,914

40% of leases that expire included in the net undeveloped acreage above will expire at the end of their respective primary terms. To prevent expiration, we may exercise our contractual rights to extend the terms of leases we value or may establish production from the leasehold acreage prior to expiration, which would keep the lease from expiring until production has ceased.

As of December 31, 2025, the gross and net acres subject to leases in the undeveloped acreage above are set to expire as follows:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2026	2,579	1,727
December 31, 2027	16,062	12,915
December 31, 2028	5,198	1,857
Total (1)	23,839	16,499
____________________

(1)The Company has 59,563 gross (24,415 net) undeveloped acres not subject to expiration.

Marketing

We sell our oil, natural gas and NGLs to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. We had three purchasers that each individually accounted for more than 10% of our total revenue during the year ended December 31, 2025. See “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 8 of this report for additional information on our major customers. The number of available purchasers and markets in the areas where we sell our production reduces the risk that loss of a single downstream customer would materially affect our sales. We do not have any material commitments to deliver fixed and determinable quantities of oil and natural gas in the future under existing sales contracts or sales agreements.

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

Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. On December 31, 2020, the EPA published its decision to retain the 2015 ozone standards; however, on August 21, 2023, the EPA announced a new review of the ozone National Ambient Air Quality Standards. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures.

In addition, on March 8, 2024, the EPA published a final rule under the CAA to reduce methane emissions from the oil and natural gas industry. This final rule is discussed in the Climate Change subsection below. Compliance with this rule, and any future air pollution control and permitting requirements, has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which could be significant.

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

The scope of the EPA’s and the Corps’ regulatory authority under Section 404 of the CWA has been the subject of extensive litigation and frequently changing regulations. The EPA issued a proposed rule in November 2025 to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”) under Section 404 of the CWA, which is expected to be challenged in litigation once finalized. We could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other WOTUS in connection with our operations due to frequent changes in the regulatory definition of WOTUS and regulatory uncertainty while litigation is pending. Moreover, any future changes to regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other WOTUS in connection with our operations.

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

Climate Change

In December 2009, the EPA published its findings that emissions of CO2, methane and certain other “greenhouse gases” ("GHGs") present an endangerment to public health and the environment (the “Endangerment Finding”) because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on the Endangerment Finding, the EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit requirements for GHG emissions from certain large stationary sources that already are major sources of criteria pollutants under the CAA. Facilities required to obtain PSD permits for their GHG emissions also are required to meet “best available control technology” standards that could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing.

On August 1, 2025, the EPA proposed rescinding the Endangerment Finding. It remains uncertain how the EPA’s rescindment of the Endangerment Finding, once final, will impact future regulation of GHG emissions.

In June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“Quad Oa”). On March 8, 2024, the EPA published final New Source Performance Standards and Emission Guidelines for Existing Sources for the Crude Oil and Natural Gas Source Category. The final rule includes several actions including finalizing revisions to the New Source Performance Standards in 40 C.F.R Part 60, Subpart OOOOb regulating GHGs (in the form of methane) and volatile organic compound emissions from new, modified and existing sources within the Crude Oil and Natural Gas source category, including sources located in the production, processing, and transmission and storage segments; finalizing emission guidelines under 40 C.F.R. Part 60, Subpart OOOOc for states to follow in developing and implementing state plans to establish performance standards to limit methane emissions from existing sources; establishing a "super emitter program” allowing local regulatory agencies and EPA-certified third parties to issue notices to owners and operators of regulated facilities when they detect a so-called “super-emitting event”; and finalizing a protocol under 40 C.F.R. Part 60 for optical gas imaging. Notably, the rule phases out and will eventually ban routine flaring of natural gas produced by newly constructed wells, and requires frequent monitoring and repair of leaks. The Company does not currently conduct routine flaring. This rule and any future revisions thereto will continue to require oil and gas operators to expend material sums. On November 26, 2025, the EPA issued a final rule to extend several compliance deadlines in the March 2024 final rule under Subparts OOOOb/c.

Furthermore, the Inflation Reduction Act established a Waste Emissions Charge that applies to methane from certain oil and gas facilities that report emissions of more than 25,000 metric tons of carbon dioxide equivalent per year to the EPA's Greenhouse Gas Reporting Program. The One Big Beautiful Bill Act, signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034.

In addition, in March 2024, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the EPA Quad Oa requirements. The final Methane Waste Prevention Rule requires operators to use all reasonable precautions to prevent waste, mandates that either a Self-Certification Statement or a Waste Minimization Plan to be submitted with the Application for Permit to Drill, imposes limits related to flaring, and requires LDAR plans, among other provisions. The Methane Waste Prevention Rule was promptly challenged by plaintiff states of North Dakota, Texas, Montana, Wyoming and Utah in North Dakota v. Department of Interior, No. 24-cv-00066 (D.N.D.), filed in the District of North Dakota. In September 2024, the United States District Court for the District of North Dakota granted the plaintiff states’ motion for preliminary injunction, thereby prohibiting BLM from enforcing the Methane Waste Prevention Rule against the plaintiff states pending the outcome of the litigation. In November 2025, BLM announced that it will delay enforcement of certain compliance deadlines in the Methane Waste Prevention Rule that were to take effect in December 2025. Notably, several states where we operate have adopted similar rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture 95 percent of methane emissions. We have the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with the inspection and reporting requirements to maintain compliance with these rules.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. Pooling orders can alter the timing and manner of development. Regulatory changes to pooling standards could further increase the difficulty, cost or timing of obtaining pooling orders and could impede development plans. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas, and NGLs within its jurisdiction.

State agencies in Kansas, Oklahoma, and Texas impose financial assurance requirements on operators. The Corps and many other state and local authorities also have regulations for plugging and abandonment (including regulations that may arise out of Oklahoma's Senate Bill 131), decommissioning and site restoration.

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

HUMAN CAPITAL

As of December 31, 2025, we had 102 full-time employees, including 82 field employees and 20 corporate employees. We had 104 full-time employees, including 85 field employees and 19 corporate employees at December 31, 2024.

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

During 2025, our experience and continuing focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

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

Risk Factors Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risks Relating to the Oil and Natural Gas Industry and Our Business
•Oil, natural gas and NGL prices fluctuate widely due to a number of factors that are beyond our control
•Drilling for and producing oil and natural gas are high risk activities with many uncertainties
•Market conditions or operational impediments may hinder our access to oil, natural gas and NGL markets or delay production
•A financial downturn could negatively affect our business, results of operations, financial condition, cash flows and access to capital
•Our producing properties are depleting assets, and the development or acquisition of additional reserves would be necessary to maintain or increase our production levels as the natural decline of our producing assets would result in a decrease in production levels. Failure to successfully identify, complete and integrate acquisitions of properties or business combinations, or the lack of development activity, could slow or even eliminate our growth or offset the natural decline of our producing properties and adversely affect our results of operations.
•Future drilling activities face substantial uncertainties
•Certain of our undeveloped acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or we renew the leases
•We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and our ability to offset the natural decline in our oil, natural gas and NGL reserves
•Future commodity price declines may result in reductions of the asset carrying values of our oil and natural gas properties
•Significant inaccuracies in our reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves
•The loss of senior management or technical personnel or our inability to hire additional qualified personnel could adversely affect our operations
•We are subject to litigation and adverse outcomes in such litigation could have a material effect on our financial condition
•The present value of future net cash flows from our proved reserves are not the same as the current market value of our estimated oil, natural gas and NGL reserves
•We will not know conclusively prior to drilling whether oil or natural gas will be present in sufficient quantities to be economically producible
•Production of oil, natural gas and NGLs could be materially and adversely affected by natural disasters or severe weather
•Our business could be affected by macroeconomic risks
•Capital market volatility could adversely affect our ability to obtain capital, cause us to incur additional financing expense or affect the value of certain assets
•Properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them

•All of our operations are located in the Mid-Continent region, making us vulnerable to risks associated with operating in a limited number of major geographic areas
•The inability of our significant customers to meet their obligations to us may adversely affect our financial results
•Oil and natural gas wells are subject to operational hazards that can cause substantial losses for which we may not be adequately insured
•Shortages or increases in costs of equipment, services and qualified personnel could adversely affect our ability to execute our development plans
•Intense competition in the oil and natural gas industry may adversely affect our ability to succeed
•Seismic data may not accurately identify the presence of oil and natural gas, and the use of such technology requires greater predrilling expenditures
•Inflation may increase costs which can adversely impact cash flows and reserves value
•As we outsource functions, we are more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations
•Complex laws and regulations could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities
•Should we fail to comply with all applicable statutes, rules, regulations and orders of the FERC, the CFTC, the FTC or other regulators, we could be subject to substantial penalties and fines
•Our operations are subject to environmental and occupational safety and health laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations
•Legislative or regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and adversely affect our production
•Legislative or regulatory initiatives relating to seismic activity could limit our ability to produce oil and natural gas economically
•Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce
•Our failure to maintain an adequate system of internal control over financial reporting could adversely affect our ability to accurately report our results
•Our derivative activities could result in financial losses and are subject to new derivatives legislation and regulation, which could adversely affect our ability to hedge risks associated with our business
•Cybersecurity incidents or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of our business operations
•Conservation measures and technological advances could reduce demand for oil and natural gas

Risks Relating to our NOLs
•Our ability to use our NOLs may be limited, and our Tax Benefits Preservation Plan may not prevent an ownership change resulting in loss of the Company’s NOLs

Risks Relating to our Common Stock
•We have adopted a Tax Benefits Preservation Plan, which may discourage a corporate takeover
•Anti-takeover provisions in our charter documents may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders
•There is no guarantee of future dividends or stock repurchases. The declaration of dividends and repurchases of our common stock are at the discretion of our Board of Directors, based on relevant considerations, with no assurance of future payments or repurchases at levels anticipated by stockholders.

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
•the timing of planned United States' liquefied natural gas projects, data storage, electrification and other factors will impact demand for natural gas;
•the price and quantity of foreign imports;
•the amount of exports from the U.S.;
•U.S. and worldwide political and economic conditions, including armed conflict and related sanctions including, but not limited to, the conflicts in the Middle East, Ukraine and Iran, and political instability in Venezuela;
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
These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 1, 2021 through December 31, 2025, the NYMEX West Texas Intermediate ("WTI") settled price fluctuated between a high of $123.64 per Bbl and a low of $47.47 per Bbl. For natural gas, from January 1, 2021 through December 31, 2025, the NYMEX Henry Hub spot prices fluctuated between a high of $24.77 per Mcf and a low of $1.26 per Mcf. In addition, the market price of natural gas is generally higher in the winter months than during other months of the year due to increased demand for natural gas for heating purposes during the winter season. For NGLs, prices exhibited similar volatility from January 1, 2021 through December 31, 2025.

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

Failure to successfully identify, complete and integrate acquisitions of properties or business combinations, or the lack of development activity, could slow or even eliminate our growth due to the natural decline of our producing properties and adversely affect our results of operations.

Our future success depends on the development or acquisition of additional oil, natural gas and NGL reserves that are economically recoverable, as our proved reserves will generally decline as reserves are depleted. To increase reserves and production, we would need to undertake replacement activities to undertake development, exploration and other replacement activities, requiring substantial capital expenditures. Such activities may not result in significant additional reserves and efforts to drill productive wells at low finding costs may be unsuccessful.

The successful acquisition of businesses and producing properties requires an assessment of several factors, including; recoverable reserves, future oil and natural gas prices and their applicable differentials, operating costs and potential environmental and other liabilities. The accuracy of these assessments is inherently uncertain and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review may not reveal all existing or potential problems including title defects or environmental issues, which, if material, could render an interest worthless, nor may it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Significant acquisitions and other strategic transactions may involve other risks that may cause our business to be adversely impacted, including diversion of our management’s attention to evaluating and negotiating such transactions and our failure to realize the full benefit that we expect in estimated proved reserves, production volume or other benefits anticipated therefrom, or to realize these benefits within the expected time frame.

We may not be able to complete acquisitions or do so on commercially acceptable terms, as our ability to complete acquisitions may be dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. To the extent we incur indebtedness in connection with any acquisition, our leverage and debt service obligations may increase, which could adversely affect our liquidity, financial flexibility and balance sheet. Further, our future acquisitions may be in geographic regions in which we do not currently hold properties. If we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements and other unforeseen difficulties. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on our ability to effectively integrate the acquired business or properties into our existing operations, the process of which may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. We may also need to hire additional personnel in connection with any such acquisition, which may not be readily available following an acquisition. Any of the unfavorable circumstances mentioned above could have a material adverse effect on our financial condition and results of operations. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our growth and results of operations.

The declaration of dividends and any repurchases of our common stock are each within the discretion of the Board based upon a review of relevant considerations, and there is no guarantee that we will pay any dividends on or repurchase shares of our common stock in the future or at levels anticipated by our stockholders.

Dividends, whether fixed or variable, and stock repurchases are authorized and determined by the Board in its sole discretion and depend upon a number of factors, including our financial results, cash requirements and future prospects, potential restrictions in future debt agreements, as well as such other factors deemed relevant by the Board. In May 2023, the Board approved a share repurchase program of $75.0 million of our outstanding common stock, of which $68.3 million was available as of December 31, 2025. However, this share repurchase program may be suspended from time to time, modified, extended or discontinued by the Board at any time. Similarly, any dividends, whether fixed or variable, we may declare in the future will be determined by the Board in its sole discretion. Any elimination of, or downward revision in, our share repurchase program or dividend policy could have an adverse effect on the market price of our common stock.

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
A portion of our acreage is undeveloped and subject to leases that will expire unless we exercise our contractual rights to extend or renew the terms of the leases or we establish production in paying quantities prior to expiration. Our ability to establish production in paying quantities on or renew our expiring leases is based on various factors that may be beyond our control, such as the availability and cost of capital, equipment, services and personnel; the ability to renew leases on commercially favorable terms or at all; market prices of oil and natural gas; drilling costs and results; and production costs, among other factors. Renewing such leases may cause us to incur additional costs. If we are unable to establish production in paying quantities on or renew such leases, those leases will expire, and we will lose our right to participate in the development of the subject leases, which may adversely affect our results of operations. As of December 31, 2025, we held 378,537 total net acres (including developed and undeveloped net acres), of which 40,914 net acres is undeveloped. Of our net undeveloped acreage, 40% are subject to expiration at the end of their primary terms. For additional information on our developed and undeveloped acreage please see the section “Item 1. Business—Developed and Undeveloped Acreage.”

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
The oil and natural gas industry is capital intensive. Our future oil, natural gas and NGL reserves and production are naturally depleting resources, which in turn impacts our cash flow and income. Our ability to offset these declines may be highly dependent on our success in efficiently developing our undeveloped assets, and finding or acquiring additional economically recoverable reserves. We have historically utilized substantial capital expenditures in our business and operations for the acquisition, development and production of oil, natural gas and NGL reserves, and have financed capital expenditures primarily from cash generated by operations, credit facility borrowings and proceeds from asset sales. In particular, cash flow from operations were $100.1 million and $73.9 million for the years ended December 31, 2025 and 2024, respectively.

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

Future commodity price declines may result in reductions of the asset carrying values of our oil and natural gas properties.
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this accounting method, all costs for both productive and nonproductive properties are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, the amount of these costs that can be carried as capitalized assets is subject to a ceiling, which limits such pooled costs to the aggregate of the present value of future net revenues of proved oil, natural gas and NGL reserves attributable to proved properties, discounted at 10%, plus the cost of unproved properties. The full cost ceiling is evaluated at the end of each quarter using the SEC prices, adjusted for the impact of derivatives accounted for as cash flow hedges, if any. The Company did not recognize any full cost ceiling impairment charges for the years ended December 31, 2025 or 2024. Cumulative full cost ceiling impairment from the Emergence Date through December 31, 2025 totaled $947.1 million. If oil, natural gas and NGL prices decline in the near term, and without other mitigating circumstances, we may experience additional losses of future net revenues, including losses attributable to quantities that cannot be economically produced at lower prices, which could cause us to record additional write-downs of capitalized costs of oil and natural gas properties and non-cash charges against future earnings. The amount of such future write-downs and non-cash charges could be substantial. In addition, reductions in commodity prices may cause certain wells to become uneconomic to operate, resulting in the curtailment of uneconomic wells, which could reduce our cashflows and potential reserves.

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
We base the estimated discounted future net cash flows from our proved reserves on 12-month average index prices and costs, as is required by SEC rules and regulations. Actual future net cash flows from our oil and natural gas properties will be affected by actual prices we receive for oil, natural gas and NGLs to include derivative instruments, as well as other factors such as:
•the actual cost of development and production expenditures;
•the amount and timing of actual production;
•supply of and demand for oil, natural gas and NGLs; and
•changes in governmental regulation or taxation.

The timing of both our production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flow requirements in compliance with ASC 932, “Extractive Activities — Oil and Gas,” may not be the most appropriate based on prevailing interest rate, market, risks or other factors.

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

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
We are subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. During the year ended December 31, 2025, our three largest customers accounted for approximately 68% of our revenue, with our largest two customers representing 32.6% and 21.5% of our revenue. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. Furthermore, we cannot predict the extent to which our customers' businesses would be impacted if oil and natural gas prices decline, such prices remain depressed for a sustained period of time or other conditions in our industry were to deteriorate. If we were to lose one or more of our significant customers and were unable to sell our production to other customers on terms we consider acceptable, our business, financial condition, results of operations and cash flows could be adversely impacted. "Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further discussion of significant customers and concentration of risk.

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
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and natural gas production. We routinely have utilized hydraulic fracturing techniques in the majority of our drilling and completion programs. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued the Quad Oa regulations for the oil and natural gas industry under CAA, as described above; and in June 2016 issued final effluent limitations guidelines under the CWA that wastewater from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant. The EPA also issued an Advance Notice of Proposed Rulemaking under TSCA in 2014 regarding reporting of the chemical substances and mixtures used in hydraulic fracturing, but, to date, has taken no further action.

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
The EPA previously published its Endangerment Findings that emissions of GHGs present a danger to public health and the environment because such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes, which the EPA has proposed rescinding. Based on its Endangerment Findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis, which includes certain of our operations. In addition, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of an LDAR program to minimize methane emissions, under the CAA’s New Source Performance Standards Quad Oa. Additionally, as discussed above in the description of our business, various regulatory bodies have announced or are considering new rules and regulations impacting our operations and our business, including the EPA’s final rule under the CAA to reduce methane emissions from the oil and natural gas industry under Subparts OOOOb/c, EPA and BLM methane emissions limitations, cap and trade programs launched by states and regions in which we operate, and, to the extent applicable, the Paris Agreement. See “Business—Environmental, Health, and Safety Regulations” in Item 1 of this report for information about climate change laws and regulations restricting emissions of GHGs that could impact our operations and business.

Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2025, as further described in Part II “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

If our security measures are circumvented, proprietary information may be misappropriated, our operations may be disrupted, and our computers or those of our customers or other third parties may be damaged. Compromises of our security may result in an interruption of operations, violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of investor confidence in our security measures. Additional impacts from cybersecurity incidents could include remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to our business partners; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an attack; increased insurance premiums; and damage to the company’s competitiveness, stock price, and long-term stockholder value.

Repercussions from terrorist activities or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts or other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If events of this nature occur and persist, the attendant political instability and societal disruption, including, but not limited to, the conflicts in the Middle East, Ukraine and Iran, and political instability in Venezuela, could reduce overall demand for oil and natural gas, potentially putting downward pressure on prevailing oil and natural gas prices and causing a reduction in our revenues. Oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and/or operations could be adversely impacted if infrastructure integral to our operations is destroyed by such attacks. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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
As of December 31, 2025, we had U.S. federal NOLs of $1.6 billion, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation, of which approximately $0.7 billion will expire between 2028 and 2037, if not limited by additional triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent stockholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

On July 1, 2020, the Board approved, and the Company adopted, as amended on March 16, 2021, a Tax Benefits Preservation Plan in order to protect stockholder value against a possible limitation on the Company’s ability to use its tax NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 20, 2023, the Company entered into an amendment to the Tax Benefits Preservation Plan, approved by stockholders, to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. The Tax Benefits Preservation Plan is designed to reduce the likelihood of an “ownership change” as defined under Section 382 of the IRC in order to protect our NOLs by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities. On August 5, 2025 the Board approved a general waiver under the Tax Benefits Preservation Plan to allow certain stockholders to acquire stock under the dividend reinvestment plan. There is no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change.”

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
The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 20, 2023, the Company entered into an amendment to the Tax Benefits Preservation Plan, approved by stockholders, to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. Each share of our common stock issued thereafter will also include one right. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $5.00 per right, subject to adjustment.

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
•the ability of the Board to authorize the issuance of “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;
•advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•limitations on who may call a special meeting of stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As SandRidge has increasingly relied on information technology ("IT") systems and networks in connection with our business activities, we recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

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

The following is a brief list of some of the cybersecurity risk management tools we employ to identify, assess and manage threat risks:
•Third party system and network scanning tools that identify or automatically block potential cybersecurity threats;
•Routine review and update of system access;
•Multi-factor authentication;
•Live 24-hour monitoring of corporate and field operations IT networks for cybersecurity threats;
•Mandatory annual employee cybersecurity awareness training program that includes phishing simulations and other microlearning courses;
•Monthly IT and cybersecurity meetings with management and IT professionals;
•Completion of annual IT network cybersecurity assessment and vulnerability scan;
•Segregation of our financial data records, that are stored on remote servers, separate and apart from our corporate office network with backups stored in different geographical regions in the United States.

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

Governance – Board Oversight and the Role of Management

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee ensures effective oversight by reviewing reports on information security and cybersecurity from the Director of Internal Audit at least annually.

Primary responsibility for assessing and integrating within enterprise risk management of our cybersecurity risks rests with our Director of Internal Audit, who oversees our governance programs, tests our compliance with standards, remediates known risks, and coordinates our employee training program. The Director of Internal Audit is a Certified Fraud Examiner with over 20 years of planning and managing information technology audits, including information technology general controls for the Sarbanes-Oxley Act ("SOX"), and cybersecurity breach protocols, policies and assessments.

The Director of Internal Audit, in their capacity, regularly informs the Chief Executive Officer (“CEO”), the Chair of the Audit Committee, and other members of management of aspects related to cybersecurity risks and incidents. This ensures that the appropriate levels of management are kept abreast of the cybersecurity posture and potential risks facing SandRidge. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

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

Holders

As of February 26, 2026, there were 307 record holders of the Company’s common stock, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms and financial institutions.

Dividends

Dividend payments, excluding shares issued in lieu of cash dividends, for the year ended December 31, 2025 totaled $15.9 million, which included $0.2 million of dividends on vested stock awards. See Note 19 for discussion on dividends declared paid in 2026.

The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of the Board. The Boards' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board deems relevant. Our ability to pay dividends will depend on our existing cash available and our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in any future period.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
October 1, 2025 - October 31, 2025	—	$—	—	$68.3
November 1, 2025 - November 30, 2025	3,248	$14.43	—	$68.3
December 1, 2025 - December 31, 2025	—	$—	—	$68.3
Total	3,248		—

(1) Includes 3,248 shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Board approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock. The maximum number of shares that may still be purchased under the buyback program is approximately 4.0 million as of February 26, 2026.

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
•Consolidated Results of Operations;
•Liquidity and Capital Resources;
•Valuation Allowance; and
•Critical Accounting Policies and Estimates.

We have applied the Securities and Exchange Commission’s adopted FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent calendar years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for years ended December 31, 2025 and 2024. For the comparison of the years ended December 31, 2024 and 2023, see “Management's Discussion and Analysis of Consolidated Results of Operations” in Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2025.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region ("Mid-Con").

Operational Activities

During the year ended December 31, 2025, the Company operated one drilling rig and drilled seven operated wells, and completed six wells. As of December 31, 2025, one operated well was being drilled and another operated well was awaiting completion. Additionally, four non-operated wells were drilled and completed during 2025. For the year ended December 31, 2024 there were no operated wells drilled, while three operated and one non-operated wells were completed.

The charts below show production and percent revenues by product for the years ended December 31, 2025 and 2024:

Total production by volume on a Boe basis was composed of the following:

	Year Ended December 31,
	2025	2024
Oil	17.9%	15.2%
Natural gas	48.8%	53.6%
NGL	33.3%	31.2%
Total	100.0%	100.0%

Highlighted Events

•On August 5, 2025, the Board approved a dividend reinvestment plan (the “Dividend Reinvestment Plan”), pursuant to which the shareholders of the Company may, at their election, reinvest any dividends declared by the Board. During 2025, we issued 92,733 shares of common stock in lieu of cash dividends under the Dividend Reinvestment Plan.

•On July 18, 2025, the Board increased its size from five members to six members and appointed Mr. Brett Icahn to serve as a member of the Board, effective as of August 1, 2025. Mr. Icahn's current term as a member of the Board will run until the 2026 annual meeting of stockholders.

•Under our ongoing one-rig Cherokee development program we drilled seven operated wells, completed six operated wells during the year and turned six wells to sales during 2025.

•We paid cash dividends to stockholders totaling $15.9 million or $0.46 per share in 2025, excluding stockholders who elected to take shares in lieu of cash under the Dividend Reinvestment Plan.
•For the year ended December 31, 2025, we repurchased 595,635 shares of common stock for $6.4 million with a weighted average price of $10.72, under our share repurchase program.

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

	Year Ended December 31,
	2025	2024
NYMEX WTI Oil (per Bbl)	$65.39	$76.63
NYMEX Henry Hub Natural gas (per Mcf)	$3.65	$2.27

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

Oil, Natural Gas and NGL Production and Pricing

The table below presents production and pricing information.

	Year Ended December 31,
	2025	2024	Change
Production data (in thousands)
Oil (MBbls)	1,214	918	296
Natural gas (MMcf)	19,802	19,488	314
NGL (MBbls)	2,254	1,889	365
Total volumes (MBoe)	6,768	6,056	712
Average daily total volumes (MBoe/d)	18.5	16.5	2.0
Average prices—as reported (1)
Oil (per Bbl)	$63.64	$74.31	$(10.67)
Natural gas (per Mcf)	$2.10	$1.10	$1.00
NGL (per Bbl)	$16.64	$18.87	$(2.23)
Total (per Boe)	$23.10	$20.69	$2.41
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$64.80	$74.88	$(10.08)
Natural gas (per Mcf)	$2.29	$1.10	$1.19
NGL (per Bbl)	$16.69	$18.89	$(2.20)
Total (per Boe)	$23.87	$20.78	$3.09
___________________

(1)Prices represent actual average realized prices for the periods presented and do not include the impact of derivative transactions.

Revenues

Consolidated revenues are presented in the table below (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenues
Oil	$77,270	$68,231	$9,039
Natural gas	41,587	21,397	20,190
NGL	37,500	35,662	1,838
Total revenues	$156,357	$125,290	$31,067
Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold for the years ended December 31, 2025 and 2024 are shown in the table below (in thousands):

2024 oil, natural gas and NGL revenues	$125,290
Change due to production volumes 2025	25,556
Change due to average prices 2025	5,511
2025 oil, natural gas and NGL revenues	$156,357
Oil, natural gas and NGL revenues increased during 2025 primarily due to new production volumes from our Cherokee play development program and higher natural gas price realizations partially offset by lower oil and NGL price realizations.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change
Lease operating expenses	$36,191	$40,012	$(3,821)
Production, ad valorem, and other taxes	9,846	6,780	3,066
Depreciation and depletion—oil and natural gas	36,439	25,976	10,463
Depreciation and amortization—other	6,433	6,503	(70)
Total operating expenses	$88,909	$79,271	$9,638

Lease operating expenses ($/Boe)	$5.35	$6.61	$(1.26)
Production, ad valorem, and other taxes ($/Boe)	$1.45	$1.12	$0.33
Depreciation and amortization—oil and natural gas ($/Boe)	$5.38	$4.29	$1.09
Production, ad valorem, and other taxes (% of oil, natural gas, and NGL revenue)	6.3%	5.4%	0.9%

Lease operating expenses decreased in total and per Boe versus the same period in 2024 primarily due to $4.3 million of out of period corrections which are non-recurring, non-cash, adjustments of operating accruals dating as far back as the Company’s emergence from bankruptcy (see “Note 1—Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included in Item 8 of this Form 10-K for further information), of which $2.1 million and $2.2 million were recorded in the second and fourth quarter of 2025, respectively. The removal of the operating accruals was partially offset by an increase in water hauling costs associated with increased activity from our 2025 development program.

Production, ad valorem, and other taxes increased due to higher average commodity prices, sales volumes, and related revenues. The increase in sales volumes was primarily the result of our one rig development program in the Cherokee Play of the Mid-Con. Production, ad valorem, and other taxes per Boe increased primarily due to higher average commodity prices.

The increase in depreciation and depletion for oil and natural gas properties was primarily the result of an increase in our depletion rate and higher production volumes.

Full cost pool impairment.    We did not record a full cost ceiling limitation impairment for the years ended December 31, 2025 and 2024.

Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month SEC prices as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at December 31, 2025 were $65.34 per barrel of oil and $3.39 per MMBtu of natural gas, before price differential adjustments.

Based on the SEC prices over the eleven months ended February 1, 2026 and NYMEX strip pricing for March 2026 as of February 26, 2026, we anticipate the SEC prices utilized in the March 31, 2026 full cost ceiling test may be $63.16 per barrel of oil and $3.72 per MMBtu of natural gas, (the "estimated first quarter prices"). Applying these estimated first quarter prices, and holding all other inputs constant to those used in the calculation of our December 31, 2025 ceiling test, no full cost ceiling limitation impairment is indicated for the first quarter of 2026.
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

Other Operating Expenses

Other operating expenses consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change
General and administrative	$13,201	$11,695	$1,506
Restructuring expenses	1,060	474	586
(Gain) loss on derivative contracts	(7,763)	(748)	(7,015)
Other operating expense (income)	—	1,372	(1,372)
Total other operating expenses	$6,498	$12,793	$(6,295)

General and administrative expenses increased for the year ended December 31, 2025 primarily due to higher personnel costs and professional fees.

Restructuring expenses represent fees and costs associated with our predecessor company's 2016 bankruptcy filing, the outsourcing of corporate functions and our exit from North Park Basin in Colorado.

Other operating expense (income) decreased for the year ended December 31, 2025 primarily due to an impairment in 2024 on our non-full cost pool inventory.
The following table summarizes derivative activity (in thousands):

	Year Ended December 31,
	2025	2024
(Gain) loss on derivative contracts	$(7,763)	$(748)
Realized settlement gains (losses) on derivative contracts	$5,189	$548

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

Interest income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Interest income (expense), net
Interest income	$4,149	$7,875
Interest expense
Interest expense on right of use assets	(90)	(84)
Interest expense on letters of credit	(30)	(40)
Interest expense - other	(342)	(7)
Total interest expense	(462)	(131)
Total interest income (expense), net	$3,687	$7,744

Interest income (expense), net during the years ended December 31, 2025 and 2024 is primarily comprised of interest income received from cash deposits. The decrease in interest income, net is due to the Company’s lower cash balance primarily as a result of our capital expenditures, dividend payments, acquisitions and share repurchases as well as lower interest rates.

Income tax (benefit)

We recorded income tax benefit of $5.5 million and $22.2 million for the years ended December 31, 2025 and 2024, respectively, which directly relates to movement in our valuation allowance against our deferred tax assets. As the partial valuation allowance release as of December 31, 2025 was higher than the partial valuation allowance release as of December 31, 2024 of $72.8 million, we recognized $5.5 million of deferred federal and state income tax benefit for the year ended December 31, 2025.

Liquidity and Capital Resources

At December 31, 2025, our cash and cash equivalents, including restricted cash, was $112.3 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. As of February 26, 2026, the Company had no outstanding term or revolving debt obligations.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for 2026 include cash flow from operations and cash on hand.

Our working capital increased to $79.8 million at December 31, 2025, compared to $67.1 million at December 31, 2024. The increase in working capital was primarily driven by cash flows provided by operating activities of $100.1 million and partially offset by $58.6 million in capital expenditures, dividend payments to stockholders of $15.9 million, $8.5 million in acquisitions and $6.4 million in share repurchases.

Dividend payments, excluding shares issued in lieu of cash dividends, for the year ended December 31, 2025 totaled $15.9 million, which included $0.2 million of dividends on vested stock awards. See Note 13 for further discussion of the Company’s dividends.

Excluding any expenditures for acquisitions which may arise, we intend to spend between $76.0 million and $97.0 million in our 2026 capital budget plan. We intend to fund capital expenditures and other commitments for the next 12 months using cash flows from our operations and cash on hand. We will endeavor to keep our capital spending within or very close to our projected cash flows from operations subject to changing industry conditions or events.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. For example, during the period from January 1, 2021 through December 31, 2025, the NYMEX WTI settled price for oil fluctuated between a high of $123.64 per Bbl and a low of $47.47 per Bbl, and the NYMEX Henry Hub spot prices for gas fluctuated between a high of $24.77 per Mcf and a low of $1.26 per Mcf.

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

Cash flows are presented in the following table and discussed below (in thousands):

	Year Ended December 31,
	2025	2024
Cash flows provided by operating activities	$100,140	$73,933
Cash flows used in investing activities	(64,011)	(154,696)
Cash flows used in financing activities(1)	(23,295)	(73,670)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,834	$(154,433)
__________________

(1)     Includes $15.9 million and $72.3 million in dividend payments for the year ended December 31, 2025 and 2024, respectively.

Cash Flows from Operating Activities

The increase in cash flows from operations for the year ended December 31, 2025 compared to the same period in 2024 is primarily due to an increase in revenues from higher sales volumes from our 2025 development program in the Cherokee Play of the Mid-Continent region with our base production also benefiting from our 2024 acquisition and higher natural gas price realizations.

See “Consolidated Results of Operations” for further analysis of the changes in revenues and operating expenses.

Cash Flows from Investing Activities

Our capital expenditures and acquisitions of oil and gas properties are summarized below (in thousands):

	Year Ended December 31,
	2025	2024
Capital Expenditures
Drilling, completion, and capital workovers	$63,970	$15,562
Leasehold and geophysical	5,016	11,246
Capital expenditures, excluding acquisitions (on an accrual basis)	68,986	26,808
Acquisitions	8,514	129,664
Capital expenditures, including acquisitions	77,500	156,472
Changes in accounts payable and accrued expenses	(10,372)	(263)
Inventory material transfers to oil and natural gas properties	(3)	(141)
Total cash paid for capital expenditures, including acquisitions	$67,125	$156,068

Cash Flows from Financing Activities

Our financing activities used $23.3 million of cash for the year ended December 31, 2025, consisting primarily of $15.9 million in cash dividends, $6.4 million in common stock repurchases, finance lease payments of $0.7 million, $0.3 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award, that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

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

Share Repurchase Program

In May 2023, the Board approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. For the year ended December 31, 2025, the Company repurchased 595,635 shares for $6.4 million, or $10.72 per share. For the year ended December 31, 2024, the Company repurchased 21,308 shares for $0.2 million

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2025, our contractual obligations included asset retirement obligations and short and long-term leases. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

As of December 31, 2025, we had future contractual commitments under various agreements, which are summarized below. The short-term leases are not recorded in the accompanying consolidated balance sheets.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Asset retirement obligations (1)	$72,391	$8,098	$—	$—	$64,293
Operating lease	161	161	—	—	—
Short-term leases	7,817	7,817	—	—	—
Finance lease	1,472	754	718	—	—
Total	$81,841	$16,830	$718	$—	$64,293
____________________

(1)Asset retirement obligations are based on estimates and assumptions that affect the reported amounts as of December 31, 2025. These estimates and assumptions can be inherently unpredictable and may differ from actual results given the uncertainty of when we may be required to plug and abandon a well or retire an asset. As a result, we may not incur all or may incur more than the estimated costs for the current asset retirement obligation as depicted above. During the year ended December 31, 2025, plugging and abandonment costs incurred were $1.0 million.

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

Proved Reserves. Approximately 97.9% of the Company’s reserves were estimated by independent petroleum engineers as of December 31, 2025. Estimates of proved reserves are based on the quantities of oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Company’s control. Estimating reserves is a complex process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data. The accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves to change, as well as causing estimates of future net revenues to change. When excluding the effects of pricing and other commercial assumptions, the Company revised its proved reserves an average of approximately 5% over the past five years and the revisions for the year ended December 31, 2025 were approximately 2%. In the future, estimates of proved reserves could also be influenced by production performance indicating more (or less) reserves in place, larger (or smaller) reservoir size than initially estimated or additional proved reserve bookings within the original field boundaries among other factors. Estimates of proved reserves are key components of the Company’s financial estimates used to determine depreciation and depletion on oil and natural gas properties and its full cost ceiling limitation. Future revisions to estimates of proved reserves may be material and could materially affect the Company’s future depreciation, depletion and impairment expenses. See Proved Reserves discussion in Part I, Item 1 of this Form 10-K for additional detail.

Impairment of Oil and Natural Gas Properties. In accordance with full cost accounting rules, capitalized costs are subject to a limitation. The capitalized cost of oil and natural gas properties, net of accumulated depreciation, depletion and impairment, less related deferred income taxes and electrical infrastructure costs, may not exceed an amount equal to the ceiling limitation. The Company calculates its full cost ceiling limitation using SEC prices adjusted for basis or location differentials, held constant over the life of the reserves. See above discussion on the uncertainty of proved reserves estimates. If capitalized costs exceed the ceiling limitation, the excess must be charged to expense. Once incurred, a write-down cannot be reversed at a later date. The Company did not record any impairment for the years ended December 31, 2025 and 2024.

Asset Retirement Obligations. Asset retirement obligations represent the estimate of fair value of the cost to plug, abandon and remediate the Company’s wells at the end of their productive lives, in accordance with applicable federal and state laws. The Company estimates the fair value of an asset’s retirement obligation in the period in which the liability is incurred (at the time the wells are drilled or acquired). Estimating future asset retirement obligations requires management to make estimates and judgments regarding timing, existence of a liability and what constitutes adequate restoration. The Company employs a present value technique to estimate the fair value of an asset retirement obligation, which reflects certain assumptions and requires significant judgment, including an inflation rate, its credit-adjusted risk-free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability based on current actual costs. Inherent in the present value calculation are the timing of settlement and changes in the legal, regulatory, environmental and political environments, which are subject to change. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability. The Company did not have significant revisions to its asset retirement obligations for the years ended December 31, 2025 and 2024.

Income Taxes. Deferred income taxes are recorded for temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. Upon emergence from bankruptcy and the application of fresh start accounting in 2016, our tax basis in oil and gas properties and property, plant, and equipment exceeded the book carrying value of our assets. Additionally, we had significant U.S. federal net operating losses remaining after the attribute reduction caused by the restructuring transactions. As such, the successor Company had significant deferred tax assets to consume upon emergence. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. Our partial valuation allowance release of $72.8 million as of December 31, 2024 was increased by $5.5 million due to changes in expected future income, resulting in net deferred tax assets of $78.3 million as of December 31, 2025. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and producer costless collars. At December 31, 2025, we had the following open commodity derivative contracts:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps	January 2026 - June 2026	NYMEX WTI	300	$68.67

Natural Gas (MMBtu)
Fixed Price Swaps	January 2026 - December 2026	NYMEX Henry Hub	11,797	$4.16

Producer Costless Collars	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call

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

The following table summarizes derivative activity (in thousands):

	Year Ended December 31,
	2025	2024
(Gain) loss on derivative contracts	$(7,763)	$(748)
Realized settlement gains (losses) on derivative contracts	$5,189	$548

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). Based on management’s assessment using the COSO criteria, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2025. Grant Thornton LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SandRidge Energy, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SandRidge Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2026 expressed an unqualified opinion.

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

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense

As described further in Note 1 to the consolidated financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the timing and volumetric amounts of production and corresponding decline rates of producing properties associated with the Company’s development plan. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions. We identified the estimation of proved reserves attributable to oil and natural gas properties due to its impact on depletion expense as a critical audit matter.

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

•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:

◦Compared the pricing used in the reserve report to relevant pricing benchmarks and realized prices related to revenue transactions recorded in the current year;

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
March 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SandRidge Energy, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SandRidge Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 5, 2026

SandRidge Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$110,998	$98,128
Restricted cash	1,347	1,383
Accounts receivable, net	26,186	23,878
Derivative contracts	2,773	114
Prepaid expenses	748	3,370
Other current assets	5,806	780
Total current assets	147,858	127,653
Oil and natural gas properties, using full cost method of accounting
Proved	1,759,943	1,689,807
Unproved	27,520	23,504
Less: accumulated depreciation, depletion and impairment	(1,446,824)	(1,415,110)
	340,639	298,201
Other property, plant and equipment, net	75,649	80,689
Derivative contracts	—	86
Other assets	1,539	2,081
Deferred tax assets, net of valuation allowance	78,336	72,801
Total assets	$644,021	$581,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$59,037	$50,625
Asset retirement obligations	8,098	9,131
Other current liabilities	905	839
Total current liabilities	68,040	60,595
Asset retirement obligations	64,293	59,449
Other long-term obligations	817	936
Total liabilities	133,150	120,980
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,825 issued and outstanding at December 31, 2025 and 37,203 issued and outstanding at December 31, 2024	37	37
Additional paid-in capital	980,592	1,000,455
Accumulated deficit	(469,758)	(539,961)
Total stockholders’ equity	510,871	460,531
Total liabilities and stockholders’ equity	$644,021	$581,511

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Revenues
Oil, natural gas and NGL	$156,357	$125,290	$148,641
Total revenues	156,357	125,290	148,641
Expenses
Lease operating expenses	36,191	40,012	41,862
Production, ad valorem, and other taxes	9,846	6,780	10,870
Depreciation and depletion—oil and natural gas	36,439	25,976	15,657
Depreciation and amortization—other	6,433	6,503	6,518
General and administrative	13,201	11,695	10,735
Restructuring expenses	1,060	474	406
Employee termination benefits	—	—	19
(Gain) loss on derivative contracts	(7,763)	(748)	(1,447)
Other operating (income) expense	—	1,372	(157)
Total expenses	95,407	92,064	84,463
Income (loss) from operations	60,950	33,226	64,178
Other income (expense)
Interest income (expense), net	3,687	7,744	10,552
Other income (expense), net	31	(216)	87
Total other income (expense)	3,718	7,528	10,639
Income (loss) before income taxes	64,668	40,754	74,817
Income tax (benefit)	(5,535)	(22,232)	13,960
Net income (loss)	$70,203	$62,986	$60,857
Net income (loss) per share
Basic	$1.91	$1.70	$1.65
Diluted	$1.90	$1.69	$1.64
Weighted average number of common shares outstanding
Basic	36,773	37,106	36,939
Diluted	36,908	37,188	37,134

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
	(In thousands)
As of January 1, 2023	36,868	$37	$1,151,689	$(663,804)	$487,922
Issuance of stock awards, net of cancellations	223	—	—	—	—
Stock-based compensation	—	—	2,039	—	2,039
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(929)	—	(929)
Dividends paid to stockholders	—	—	(81,778)	—	(81,778)
Net income	—	—	—	60,857	60,857
Balance at December 31, 2023	37,091	$37	$1,071,021	$(602,947)	$468,111

Issuance of stock awards, net of cancellations	133	—	—	—	—
Stock-based compensation	—	—	2,354	—	2,354
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(393)	—	(393)
Dividends paid to stockholders	—	—	(72,294)	—	(72,294)
Repurchases of common stock	(21)	—	(233)	—	(233)
Net income	—	—	—	62,986	62,986
Balance at December 31, 2024	37,203	$37	$1,000,455	$(539,961)	$460,531

Issuance of stock awards, net of cancellations	125	—	—	—	—
Stock-based compensation	—	—	2,744	—	2,744
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(290)	—	(290)
Dividends paid to stockholders	—	—	(15,862)	—	(15,862)
Dividend reinvestments	93	—	—	—	—
Repurchases of common stock	(596)	—	(6,455)	—	(6,455)
Net income	—	—	—	70,203	70,203
Balance at December 31, 2025	36,825	$37	$980,592	$(469,758)	$510,871

The accompanying notes are an integral part of these consolidated financial statements.

SandRidge Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,203	$62,986	$60,857
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	42,872	32,479	22,176
Deferred income taxes	(5,535)	(22,232)	13,960
(Gain) loss on derivative contracts	(7,763)	(748)	(1,447)
Settlement gains (losses) on derivative contracts	5,189	548	5,876
Stock-based compensation	2,744	2,354	1,945
Other	412	1,517	159
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	(3,462)	(842)	12,130
Prepaid expenses	2,622	(2,940)	93
Other current assets	(5,029)	375	2,203
Other assets and liabilities, net	304	(1,501)	(56)
Accounts payable and accrued expenses	(1,419)	2,812	(1,409)
Asset retirement obligations	(998)	(875)	(909)
Net cash provided by operating activities	100,140	73,933	115,578
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(58,611)	(26,404)	(26,375)
Acquisitions of assets	(8,514)	(129,664)	(11,232)
Purchase of other property and equipment	(562)	(1)	(29)
Sales tax refund on capitalized predecessor completion costs	2,800	—	—
Proceeds from sale of assets	876	1,373	1,472
Net used in investing activities	(64,011)	(154,696)	(36,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders	(15,864)	(72,336)	(81,515)
Reduction of financing lease liability	(738)	(708)	(588)
Proceeds from exercise of stock options	—	—	94
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(290)	(393)	(929)
Common stock repurchases	(6,403)	(233)	—
Net cash used in financing activities	(23,295)	(73,670)	(82,938)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	12,834	(154,433)	(3,524)
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	99,511	253,944	257,468
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of year	$112,345	$99,511	$253,944

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents. The Company considers all highly-liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where we may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of December 31, 2025, 2024, and 2023, the Company had $111.0 million, $98.1 million, and $252.4 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of December 31, 2025, 2024, and 2023, the Company had $1.3 million, $1.4 million, and $1.5 million in restricted cash, respectively.

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

Other Assets. Other assets consist of capitalized operating leases and production equipment inventories not placed in service. See Note 7 for discussion of the Company’s leases. Production equipment inventories are stated at the lower of cost or net realizable value as of December 31, 2025, and 2024. The Company’s production equipment inventory primarily comprises oil and natural gas drilling or repair items such as tubing, casing and pumping units. Inventory expected to be placed in service within one year is reflected in other current assets on the accompanying consolidated balance sheets, while inventory expected to be place in service beyond one year is reflected in other assets on the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recorded no impairment in other operating (income) expense on the accompanying consolidated statements of operations to reflect production equipment inventory at the lower of cost or net realizable value. For the year ended December 31, 2024, the Company recorded a $1.3 impairment in other operating (income) expense on the accompanying consolidated statements of operations to reflect production equipment inventory at the lower of cost or net realizable value. There were no inventory impairments recorded for the year ended December 31, 2023.

Oil and Natural Gas Operations. The Company uses the full cost method to account for its oil and natural gas properties. Under full cost accounting, all costs directly associated with the acquisition, exploration and development of oil, natural gas and NGL reserves are capitalized into a full cost pool. These capitalized costs include costs of unproved properties and internal costs directly related to the Company’s acquisition, development, and exploration activities and capitalized interest. The Company capitalized gross internal costs of $0.7 million, $0.2 million and $0.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized costs are amortized using the unit-of-production method. Under this method, depreciation and depletion is computed at the end of each quarter by multiplying total production for the quarter by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the quarter.

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

Capitalized Interest. Interest is capitalized on assets being made ready for use using a weighted average interest rate based on the Company’s borrowings outstanding during that time. The Company did not capitalize any interest on unproved properties during the years ended December 31, 2025 or 2024.

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

The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company has not recorded a liability for natural gas imbalance positions as of December 31, 2025 or 2024. The Company includes the gas imbalance positions in other long-term obligations in the consolidated balance sheets.

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

The Company had sales exceeding 10% of total revenues to the following oil and natural gas purchasers (in thousands):

	Sales	% of Revenue
As of December 31, 2025
Targa Pipeline Mid-Continent West OK LLC	$50,896	32.6%
Plains Marketing, L.P.	$33,551	21.5%
Valero Marketing and Supply Co	$21,600	13.8%

As of December 31, 2024
Plains Marketing, L.P.	$50,465	40.3%
Targa Pipeline Mid-Continent West OK LLC	$46,248	36.9%

As of December 31, 2023
Plains Marketing, L.P.	$71,832	48.3%
Targa Pipeline Mid-Continent West OK LLC	$69,743	46.9%

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Out-of-Period Correction. The Company’s December 31, 2025 accounts payable and other accrued expenses balance reflects $5.1 million of non-recurring, non-cash adjustments of operating accruals dating as far back as the Company’s emergence from bankruptcy, of which $2.1 million and $3.0 million were recorded in the second and fourth quarter of 2025, respectively. The adjustments reduced our lease operating expenses for the year ended December 31, 2025 and are not material to the current period or prior periods.

Recently Adopted Accounting Pronouncements. The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update improves the effectiveness and comparability of disclosures by requiring disaggregation by jurisdiction of disclosures of pretax income (or loss) and income tax expense (or benefit). This ASU was applied on a retrospective basis. The guidance in this update is effective for fiscal years beginning after December 15, 2024. The adoption of this ASU did not have an impact on our consolidated financial statements. See Note 12 for the Company's income tax disclosures.

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The objective of ASU 2024-03 is to improve disclosures about a public entity's expenses, primarily through additional disaggregation of income statement expenses. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statement disclosures and does not expect an impact to our consolidated financial statements.

2. Supplemental Cash Flow Information

Supplemental disclosures to the consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(295)	$(131)	$(104)

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payables and accrued expenses	$11,554	$1,182	$919
Non-cash acquisition purchase price adjustments	$241	$8,819	$(651)
Right-of-use assets obtained in exchange for financing lease obligations	$821	$790	$760
Inventory material transfers to oil and natural gas properties	$3	$141	$1,289
Asset retirement obligation capitalized	$57	$353	$113
Asset retirement obligation removed due to divestiture	$(357)	$—	$(1,413)
Asset retirement obligation revisions	$29	$31	$(939)
Change in accrued excise tax on repurchases of common stock	$(52)	$—	$—
Change in dividends payable	$2	$42	$(263)

Cash paid for income taxes for the years ended December 31, 2025, 2024 and 2023 were de minimis.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
3. Acquisitions of Assets and Oil and Gas Properties

2024 Acquisitions

On August 30, 2024, the Company closed the acquisition of oil and natural gas properties in the Cherokee Play of the Western Anadarko Basin, pursuant to the Purchase and Sale Agreement signed on July 29, 2024, as amended on August 30, 2024 (the “Cherokee Play Acquisition”). The Company funded the acquisition with cash on hand. The Cherokee Play Acquisition has been accounted for as an asset acquisition in accordance with ASC 805. The fair value of the consideration paid by the Company and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on the Company’s books as of the date of the closing. Determining the fair value of the assets acquired and liabilities assumed requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of oil and natural gas properties. The inputs and assumptions related to the oil and natural gas properties are categorized as Level 3 in the fair value hierarchy.

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
4. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, certain other current assets, accounts payable and accrued expenses and other current liabilities and other long-term obligations included in the consolidated balance sheets approximated fair value at December 31, 2025 and December 31, 2024.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company's financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of December 31, 2025 and 2024.

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
Fair Value - Recurring Measurement Basis

As of December 31, 2025, the following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

	Fair Value Measurements			Netting(1)	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$3,130	$—	$357	$2,773
Total	$—	$3,130	$—	$357	$2,773
____________________

(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

As of December 31, 2024, the following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy (in thousands):

	Fair Value Measurements			Netting(1)	Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$—	$830	$—	$630	$200
	$—	$830	$—	$630	$200
____________________

(1)Represents the impact of netting assets and liabilities with counterparties where the right of offset exists.

Transfers. During the years ended December 31, 2025, 2024 and 2023, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

5. Accounts Receivable

A summary of accounts receivable is as follows (in thousands):

	December 31,
	2025	2024
Oil, natural gas and NGL sales	$16,740	$15,320
Joint interest billing	11,138	9,957
Other	788	628
Total accounts receivable	28,666	25,905
Less: allowance for expected credit losses	(2,480)	(2,027)
Total accounts receivable, net	$26,186	$23,878

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table represents the balance in the allowance for expected credit losses:

	Year Ended December 31,
	2025	2024
Beginning balance	$(2,027)	$(2,027)
Additional allowance	(453)	—
Deductions (1)	—	—
Ending balance	$(2,480)	$(2,027)
__________________
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

The following table summarizes derivative activity (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Gain) loss on derivative contracts	$(7,763)	$(748)	$(1,447)
Realized settlement gains (losses) on derivative contracts	$5,189	$548	$5,876

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the unaudited condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from its counterparties. As of December 31, 2025, the Company’s open commodity derivative contracts were held with one counterparty.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements and (iii) for the Company’s net derivative asset positions (in thousands):

As of December 31, 2025	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$3,130	$357	$2,773	$—	$2,773
Total	$3,130	$357	$2,773	$—	$2773

At December 31, 2024	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$744	$630	$114	$—	$114
Derivative contracts - non-current	86	—	86	—	86
Total	$830	$630	$200	$—	$200

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

As of December 31, 2025, the Company's open derivative contracts consisted of oil and natural gas commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps	January 2026 - June 2026	NYMEX WTI	300	$68.67

Natural Gas (MMBtu)
Fixed Price Swaps	January 2026 - December 2026	NYMEX Henry Hub	11,797	$4.16

Producer Costless Collars	January 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call

As of December 31, 2024, the Company's open derivative contracts consisted of oil and NGL commodity derivative contracts under which we will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	January 2025 - December 2025	NYMEX WTI	500	$71.60
	January 2026 - June 2026	NYMEX WTI	300	$68.67

NGL (Bbl)
Fixed Price Swaps	January 2025 - December 2025	Mont Belvieu OPIS (1)	300	$39.69
(1) NGL swaps exclude ethane

Fair Value of Derivatives

The following table presents the fair value of the Company’s derivative contracts on a net basis with same counterparty netting (in thousands):

Type of Contract	Balance Sheet Classification	December 31, 2025
Oil and natural gas price swaps and collars	Current assets - Derivative Contracts	$2,773
Total net derivative contracts		$2,773

Type of Contract	Balance Sheet Classification	December 31, 2024
Oil and NGL price swaps	Current assets - Derivative Contracts	$114
Oil and NGL price swaps	Non-current assets - Derivative Contracts	86
Total net derivative contracts		$200

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

Capitalized operating leases are included in other assets, other current liabilities and other long-term obligations, and finance leases are included in other property, plant and equipment, other current liabilities and other long-term obligations on the accompanying consolidated balance sheet as of December 31, 2025 and 2024.

The Company had operating and financing leases for vehicles, office space and equipment outstanding during the year ended December 31, 2025, 2024 and 2023 which were not significant to the consolidated financial statements.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The components of lease costs recognized for the Company's right-of-use leases are shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Short-term lease cost (1)	$2,303	$1,815	$3,139
Financing lease cost	861	904	874
Operating lease cost	161	167	167
Total lease cost	$3,325	$2,886	$4,180
___________________
(1)During the year ended December 31, 2025, there were $8.0 million in short-term lease costs capitalized associated with our drilling rig lease. During the years ended December 31, 2024, there were no short-term lease costs capitalized associated with drilling rig leases. During the year ended December 31, 2023, there were $1.6 million in short-term lease costs capitalized associated with our drilling rig lease. Portions of these costs were reimbursed to the Company by other working interest owners.

As of December 31, 2025, the Company's weighted average remaining lease term and discount rate for its finance leases were 2.2 years and 7.69%, respectively. At December 31, 2025, the Company's operating lease had a term of one year remaining and a discount rate of 7.38%.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Oil and natural gas properties
Proved	$1,759,943	$1,689,807
Unproved	27,520	23,504
Total oil and natural gas properties	1,787,463	1,713,311
Less accumulated depreciation, depletion and impairment	(1,446,824)	(1,415,110)
Net oil and natural gas properties capitalized costs	340,639	298,201

Land	200	200
Electrical infrastructure	122,380	121,818
Non-oil and natural gas equipment	1,626	1,634
Buildings and structures	3,603	3,603
Financing leases	1,345	1,286
Total	129,154	128,541
Less accumulated depreciation and amortization	(53,505)	(47,852)
Other property, plant and equipment, net	75,649	80,689
Total property, plant and equipment, net	$416,288	$378,890

The average rates used for depreciation and depletion of oil and natural gas properties were $4.63 per Boe in 2025, $3.52 per Boe in 2024 and $1.82 per Boe in 2023.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Costs Excluded from Amortization

Costs excluded from amortization were related to unproved properties and were $27.5 million and $23.5 million, at December 31, 2025 and 2024, respectively.

For leases that do not have existing production that would otherwise extend the lease term, the Company estimates that any associated unproved costs will be evaluated and transferred to the amortization base of the full cost pool within a three to five year period from the original lease date. In addition, the Company’s internal engineers evaluate all properties on a quarterly basis.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accounts payable and other accrued expenses	$25,402	$19,502
Production payable	29,221	27,557
Payroll and benefits	3,211	2,912
Taxes payable	1,203	654
Total accounts payable and accrued expenses	$59,037	$50,625

10. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$68,580	$64,404	$63,709
Liability incurred upon acquiring and drilling wells	57	353	113
Revisions in estimated cash flows (1)	29	31	(939)
Liability settled or disposed in current period	(1,377)	(889)	(2,927)
Accretion (2)	5,102	4,681	4,448
Ending balance	72,391	68,580	64,404
Less: current portion	8,098	9,131	9,851
Asset retirement obligations, net of current	$64,293	$59,449	$54,553
____________________

(1)    Revisions for the year ended December 31, 2023 relate primarily to changes in working interest and estimated well lives.
(2)    Included on the Depreciation and depletion - oil and natural gas line item on the Consolidated Statements of Operations.

11. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of December 31, 2025. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred.

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

Pursuant to the Plan, claims against the Company were discharged without recovery in each of the following consolidated cases:

• In re SandRidge Energy, Inc. Securities Litigation, Case No. 5:12-cv-01341-LRW, USDC, Western District of Oklahoma (“In re SandRidge Energy, Inc. Securities Litigation”); and

• Ivan Nibur, Lawrence Ross, Jase Luna, Matthew Willenbucher, and the Duane & Virginia Lanier Trust v. SandRidge Mississippian Trust I, et al., Case No. 5:15-cv-00634-SLP, USDC, Western District of Oklahoma (“Lanier Trust”)

Both cases were settled with all defendants except the SandRidge Mississippian Trust I (“the Trust”) in Lanier Trust, which is being sued by a class of purchasers of units under the remaining claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegations that the Trust made misrepresentations or omissions concerning various topics including the performance of wells operated by the Company. On September 11, 2025, the Federal District Court (Western District of Oklahoma) issued summary judgment in favor of the Trust with respect to all claims and dismissed, with prejudice, all claims against the Company, and the plaintiffs' right to appeal has expired.

Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17.0 million with those defendants. The insurance carriers funded the $17.0 million settlement and then requested indemnification from the Company. The Company refused and filed an action in Oklahoma state court seeking a declaratory judgment that the insurers were not entitled to indemnification; the insurers counterclaimed. Subsequently, the Company voluntarily dismissed its action. In line with the Company's position regarding the insurers’ claims, the Company filed motions in the United States Bankruptcy Court for the Southern District of Texas seeking to reopen the bankruptcy case and to obtain a declaration that the insurers’ claims were discharged under the September 2016 plan. The motions were denied and the Company appealed the bankruptcy court’s decision to the Southern District of the United States District Court of Texas; the appeal was denied in December of 2025 and the Company has appealed the District Court's decision to the United States Court of Appeals for the Fifth Circuit. Independent of the Company’s appeal to reopen the bankruptcy case, the insurers’ Oklahoma counterclaim is stayed, with no further development. The Company disputes any liability, as it believes it has meritorious defenses, and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any liabilities relating to this matter.

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings, which are being handled and defended by the Company in the ordinary course of business.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
12. Income Taxes

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

The Company’s income tax (benefit) provision consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred
Federal	(4,755)	(19,370)	12,002
State	(780)	(2,862)	1,958
	(5,535)	(22,232)	13,960
Total (benefit) provision	$(5,535)	$(22,232)	$13,960

A reconciliation of the (benefit) provision for income taxes at the statutory federal tax rate to the Company’s actual income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	$ Amount	Percent	$ Amount	Percent	$ Amount	Percent
Provision for income taxes at U.S. Federal statutory rate	$13,580	21.0%	$8,559	21.0%	$15,712	21.0%
State and local income taxes, net of federal benefit (1)	(780)	(1.2)%	(2,862)	(7.0)%	1,958	2.6%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Changes in the valuation allowance	(18,380)	(28.4)%	(27,930)	(68.5)%	(3,699)	(4.9)%
Nontaxable or nondeductible items	45	0.1%	1	—%	(69)	(0.1)%
Other adjustments	—	—%	—	—%	58	0.1%
Total	$(5,535)	(8.5)%	$(22,232)	(54.5)%	$13,960	18.7%
____________________

(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category is Oklahoma.

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2025, we partially released our valuation allowance on our deferred tax assets by $78.3 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. Our partial valuation allowance release of $72.8 million as of December 31, 2024 was increased by $5.5 million due to changes in expected future income, resulting in net deferred tax assets of $78.3 million as of December 31, 2025.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax liabilities
Investments (1)	$—	$—
Derivative contracts	—	—
Total deferred tax liabilities	—	—
Deferred tax assets
Property, plant and equipment	50,421	57,061
Net operating loss carryforwards	363,807	373,506
Tax credits and other carryforwards	33,851	33,851
Asset retirement obligations	13,091	13,327
Investments (1)	98	97
Other	1,935	1,454
Total deferred tax assets	463,203	479,296
Valuation allowance	(384,867)	(406,495)
Net deferred tax asset	$78,336	$72,801
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

As of December 31, 2025, the Company had approximately $1.6 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.6 billion of federal NOL carryforwards, $0.7 billion expire during the years 2028 through 2037, while $0.9 billion do not have an expiration date. In addition, the Company had approximately $1.0 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.0 billion in state NOL carryforwards, approximately $199.0 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $645.0 million do not have an expiration date and $176.0 million expire during the years 2025 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million, which begin expiring in 2029.

The Company did not have any unrecognized tax benefits at December 31, 2025, 2024 or 2023.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2022 to present remain open for federal examination. Additionally, tax years 2005 through 2021 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
13. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300.0 million shares, which include 250.0 million shares of common stock, $0.001 par value per share and 50.0 million shares of preferred stock, par value $0.001 per share. At December 31, 2025, the Company had 36.8 million shares of common stock issued and outstanding, including 0.1 million of shares of unvested restricted stock awards. The Company also has 0.2 million of unvested restricted stock units, an immaterial amount of unvested performance share units and 0.1 million of unvested stock options outstanding at December 31, 2025 as discussed further in Note 15. At December 31, 2024, the Company had 37.2 million shares of common stock issued and outstanding, including 0.1 million of shares of unvested restricted stock awards. The Company also has 0.2 million of unvested restricted stock units, an immaterial amount of performance share units and 0.1 million stock options outstanding at December 31, 2024 as discussed further in Note 15.

Share Repurchase Program. In May 2023, the Board approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. The Program replaced the prior share repurchase program previously approved by the Board in August 2021 of $25.0 million. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, can be modified or discontinued by the Board at any time and does not have an expiration date. For the year ended December 31, 2025, the Company repurchased 595,635 shares for $6.4 million. For the year ended December 31, 2024, the Company repurchased 21,308 shares for $0.2 million.

Dividends. On August 5, 2025, the Board approved a dividend reinvestment plan (the “Dividend Reinvestment Plan”), pursuant to which the stockholders of the Company may, at their election, reinvest any dividends declared by the Board.

In connection with the Dividend Reinvestment Plan, the Board approved a general waiver under the Company’s Tax Benefits Preservation Plan (the “Tax Benefits Preservation Plan”), by and between the Company and Equiniti (formerly known as American Stock Transfer & Trust Company, LLC). This waiver applies to any stockholders who as of the date immediately prior to the adoption of the Dividend Reinvestment Plan beneficially owned 4.9% or more of the Company’s outstanding common stock and who would otherwise trigger the rights plan, but only as a result of shares of stock they receive under the Dividend Reinvestment Plan, and not otherwise. Cash dividend payments for the year ended December 31, 2025 totaled $15.9 million. During the during ended December 31, 2025, the Company issued 92,733 shares of common stock in lieu of cash dividends under the Dividend Reinvestment Plan. Cash dividends for the year ended December 31, 2024 totaled $72.3 million, which included $0.5 million of dividends on vested stock awards.

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

The Company adopted the Tax Benefits Preservation Plan, as amended on March 16, 2021, and June 20, 2023 in order to protect stockholder value against a possible limitation on the Company’s ability to use its tax net operating losses (the “NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent stockholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

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

The Tax Benefits Preservation Plan was approved at the 2021 annual meeting of stockholders on May 25, 2021. On June 20, 2023, the Board approved an amendment to the Tax Benefits Preservation Plan, approved by stockholders, to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2023 to July 1, 2026. This amendment was approved at the Company’s 2024 Annual Meeting.

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
Shares Withheld for Taxes. The following table shows the number of shares withheld for taxes and the associated value of those shares. These shares were accounted for as treasury stock when withheld, and then immediately retired (in thousands).

	Year Ended December 31,
	2025	2024	2023
Number of shares withheld for taxes	25	29	59
Value of shares withheld for taxes	$290	$393	$929

14. Revenues

The following table disaggregates the Company’s revenue by source (in thousands):

	Year Ended December 31,
	2025	2024	2023
Oil	$77,270	$68,231	$78,174
Natural gas	41,587	21,397	34,941
NGL	37,500	35,662	35,526
Total revenues	$156,357	$125,290	$148,641

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its consolidated balance sheet for revenues receivable from contracts with customers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of December 31, 2025, 2024, and 2023 the Company had revenues receivable of $16.7 million, $15.3 million, and $14.5 million, respectively, and we did not record any credit losses on revenue receivable as of December 31, 2025, 2024 and 2023. As of December 31, 2025, five purchasers accounted for approximately 79.5% of our revenues receivable.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
15. Share-Based Compensation

Share-Based Compensation

Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 4, 2016 and authorizes the issuance of up to 4.6 million shares of SandRidge common stock.

Persons eligible to receive awards under the Omnibus Incentive Plan include non-employee directors of the Company, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company or any of its affiliates. The types of awards that may be granted under the Omnibus Incentive Plan include stock options, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. At December 31, 2025, the Company had restricted stock awards, restricted stock units, performance share units and stock options outstanding under the Omnibus Incentive Plan. Forfeitures for these awards are recognized as they occur.
Restricted Stock Awards. The Company’s restricted stock awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted shares at December 31, 2025 will generally vest over a one-year period with a remaining weighted average contractual period of 0.5 years and have $0.3 million of associated unrecognized compensation cost.

The following table presents a summary of the Company’s unvested restricted stock awards:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards outstanding at January 1, 2023	18	$18.93
Granted	54	$13.85
Vested	(18)	$18.93
Forfeited / Canceled	—	$—
Unvested restricted stock awards outstanding at December 31, 2023	54	$13.85
Granted	65	$13.20
Vested	(65)	$13.76
Forfeited / Canceled	—	$—
Unvested restricted stock awards outstanding at December 31, 2024	53	$13.17
Granted	67	$10.94
Vested (1)	(53)	$13.17
Forfeited / Canceled	—	$—
Unvested restricted stock awards outstanding at December 31, 2025	67	$10.94
Totals may not sum or recalculate due to rounding
____________________

(1)     The aggregate intrinsic value of restricted stock that vested during 2025 was approximately $0.6 million based on the stock price at the time of vesting.

Restricted Stock Units. The Company’s restricted stock units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding restricted stock units at December 31, 2025 will generally vest over a three-year period with a remaining weighted average contractual period of 1.8 years and have $1.7 million associated unrecognized compensation cost at December 31, 2025.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company’s unvested restricted stock units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock units outstanding at January 1, 2023	252	$5.93
Granted	79	$15.13
Vested	(175)	$4.33
Forfeited / Canceled	(18)	$11.50
Unvested restricted stock units outstanding at December 31, 2023	138	$12.51
Granted	96	$13.14
Vested	(81)	$10.85
Forfeited / Canceled	—	$—
Unvested restricted stock units outstanding at December 31, 2024	153	$13.78
Granted	109	$11.48
Vested (1)	(61)	$13.92
Forfeited / Canceled	—	$—
Unvested restricted stock units outstanding at December 31, 2025	201	$12.50
Totals may not sum or recalculate due to rounding
____________________

(1)     The aggregate intrinsic value of restricted stock units that vested during 2025 was approximately $0.7 million based on the stock price at the time of vesting.

Performance Share Units. The Company’s performance share units awards are equity-classified awards and are valued based upon the market value of the Company’s common stock on the date of grant. Outstanding performance share units at December 31, 2025 will generally vest over a one year period with a remaining weighted average contractual period of 0.2 years and an $0.1 million amount of unrecognized compensation cost at December 31, 2025.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table presents a summary of the Company's performance share units:

	Number of Units	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested performance share units outstanding at January 1, 2023	17	$13.51
Granted	19	$15.31
Vested	(17)	$13.51
Forfeited / Canceled	(3)	$15.31
Unvested performance share units outstanding at December 31, 2023	16	$15.31
Granted	23	$13.63
Vested	(16)	$15.31
Forfeited / Canceled	—	$—
Unvested performance share units outstanding at December 31, 2024	23	$13.63
Granted	44	$11.60
Vested (1)	(23)	$13.63
Forfeited / Canceled	—	$—
Unvested performance share units outstanding at December 31, 2025	44	$11.60
Totals may not sum or recalculate due to rounding
____________________

(1)     The aggregate intrinsic value of performance share units that vested during 2025 was approximately $0.3 million.

Stock Options

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model that used the weighted average assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock and other factors. The Company uses historical data on the exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Generally, stock options granted to employees and directors vest ratably over three years from the grant date and expire seven years from the date of grant. There were no stock options granted during the years ended December 31, 2025, 2024 or 2023.

Assumptions	Year Ended December 31, 2021
Risk-free interest rate	0.79%
Expected dividend yield	—%
Expected volatility	78.2%
Expected term	5 years

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
The following table presents a summary of the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value (in millions)
	(In thousands)
Outstanding at January 1, 2023	286	$—	7.64	$2.38
Granted	—	$—	—	$—
Exercised	(36)	$15.68	—	$—
Expired	—	$—	—	$—
Forfeited / Canceled	—	$—	—	$—
Outstanding at December 31, 2023	250	$—	7.66	$1.02
Exercisable at December 31, 2023	100	$—	7.66	$0.41

Outstanding at December 31, 2023	250	$—	7.66	$1.02
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited / Canceled	—	$—	—	$—
Outstanding at December 31, 2024	250	$—	6.65	$0.53
Exercisable at December 31, 2024	150	$—	6.65	$0.32

Outstanding at December 31, 2024	250	$—	6.65	$0.53
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited / Canceled	—	$—	—	$—
Outstanding at December 31, 2025	250	$—	5.65	$1.21
Exercisable at December 31, 2025	200	$—	5.65	$0.97
Totals may not sum or recalculate due to rounding
____________________

(1)     All outstanding stock options as of December 31, 2025 are expected to vest.
In August 2021, the Company granted nonqualified stock options. As of December 31, 2025, the total unrecognized compensation expense was $0.2 million and will be recognized over a weighted average period of 0.7 years. The Company issues new shares upon stock option exercises.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following tables summarize the Company's share and incentive-based compensation (in thousands):

Recurring Compensation Expense (1)
Year Ended December 31, 2025
Equity-classified awards:
Restricted stock awards and units	$1,909
Performance share units	535
Stock options	300
Total share-based compensation expense	$2,744
Year Ended December 31, 2024
Equity-classified awards:
Restricted stock awards and units	$1,790
Performance share units	264
Stock options	300
Total share-based compensation expense	$2,354
Year Ended December 31, 2023
Equity-classified awards:
Restricted stock awards and units	$1,415
Performance share units	229
Stock options	301
Total share-based compensation expense	$1,945
____________________

(1)Included in general and administrative expense in the accompanying consolidated statements of operations.

16. Incentive and Deferred Compensation Plans

Annual Incentive Plan. The Annual Incentive Plan ("AIP") incorporates quantitative performance measures, strategic qualitative goals and competitive target award levels for management and employees for the 2025 and 2024 performance years. Incentive bonus awards for 2025 will be provided based on performance measures related to health, safety and environment, production, operating expenses, capital expenditures, general and administrative expenses, among other metrics and will be paid in 2026 at the discretion of the Board. As of December 31, 2025 and 2024, the Company accrued approximately $2.9 million and $2.2 million, respectively for AIP. AIP Payments totaling $2.7 million were paid in 2025 for the 2024 performance year and $2.2 million were paid in 2024 for the 2023 performance year.

401(k) Plan. The Company maintains a 401(k) retirement plan for its employees. Under this plan, eligible employees may elect to defer a portion of their earnings up to the maximum allowed by the IRS. For the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions to the plan equal to 100% on the first 10% of employee deferred wages, excluding incentive compensation, totaling $0.9 million for the year ended December 31, 2025, $0.9 million for the years ended December 31, 2024, and $0.8 million for the year ended December 31, 2023. Participants in the plan are immediately 100% vested in the discretionary employee contributions and related earnings on those contributions. The Company's matching contributions and related earnings vest based on years of service, with full vesting occurring on the fourth anniversary of employment.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
17. Earnings per Share

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Net Income (loss)	Weighted Average Shares	Earnings (Loss) Per Share
	(In thousands, except per share amounts)
Year Ended December 31, 2025
Basic earnings per share	$70,203	36,773	$1.91
Effect of dilutive securities
Restricted stock awards (1)	—	29
Restricted share units (1)	—	63
Performance share units (1)	—	31
Stock options (1)	—	12
Diluted earnings per share	$70,203	36,908	$1.90
Year Ended December 31, 2024
Basic earnings per share	$62,986	37,106	$1.70
Effect of dilutive securities
Restricted stock awards (1)	—	28
Restricted share units (1)	—	32
Performance share units (1)	—	11
Stock options (1)	—	11
Diluted earnings per share	$62,986	37,188	$1.69
Year Ended December 31, 2023
Basic earnings per share	$60,857	36,939	$1.65
Effect of dilutive securities
Restricted stock awards (1)	—	19
Restricted share units (1)	—	120
Performance share units (1)	—	13
Stock options (1)	—	43
Diluted earnings per share	$60,857	37,134	$1.64
____________________

(1)The incremental shares of potentially dilutive restricted stock awards, restricted stock units, performance share units and stock options were included as their effect was dilutive under the treasury stock method..

See Note 15 for discussion of the Company’s share-based compensation awards.

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
18. Segment Reporting

The Company operates as one operating segment, which is engaged in the acquisition, development, and production of oil, natural gas, and NGL in the U.S. Mid-Continent. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer who reviews financial information on a consolidated basis and uses net income (loss) to make key operating decisions and assess financial performance. The CODM considers significant segment expenses to be those presented in the below table. Interest expense was not significant for the years ended December 31, 2025, 2024 and 2023. The CODM regularly reviews total assets, which were $644.0 million and $581.5 million as of December 31, 2025 and 2024, respectively.

The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues
Oil	$77,270	$68,231	$78,174
Natural gas	41,587	21,397	34,941
NGL	37,500	35,662	35,526
Total revenues	156,357	125,290	148,641
Expenses
Lease operating expenses	36,191	40,012	41,862
Production, ad valorem, and other taxes	9,846	6,780	10,870
Depreciation and depletion—oil and natural gas	36,439	25,976	15,657
Depreciation and amortization—other	6,433	6,503	6,518
General and administrative	13,201	11,695	10,735
Restructuring expenses	1,060	474	406
Employee termination benefits	—	—	19
(Gain) loss on derivative contracts	(7,763)	(748)	(1,447)
Other operating (income) expense	—	1,372	(157)
Total expenses	95,407	92,064	84,463
Income (loss) from operations	60,950	33,226	64,178
Other income (expense)
Interest income (expense), net	3,687	7,744	10,552
Other income (expense), net	31	(216)	87
Total other income (expense)	3,718	7,528	10,639
Income (loss) before income taxes	64,668	40,754	74,817
Income tax (benefit)	(5,535)	(22,232)	13,960
Net income (loss)	$70,203	$62,986	$60,857

Capital expenditures, including acquisitions	$77,500	$156,472	$33,664

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
19. Subsequent Events

On March 3, 2026, the Board declared a dividend of $0.12 per share of the Company’s common stock, which stockholders can elect to receive in cash or additional shares of common stock by enrolling in our previously announced Dividend Reinvestment Plan, payable on March 31, 2026 to stockholders of record on March 20, 2026.
Subsequent to December 31, 2025, the Company entered into the following natural gas derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume (MMBtu)	Weighted Average Price Per MMBtu
February 2026 - December 2026	Fixed price swaps	NYMEX Henry Hub	3,750	$4.20

Subsequent to December 31, 2025, the Company entered into the following oil derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume (Bbl)	Weighted Average Price Per Bbl
February 19, 2026 - December 2026	Producer Costless Collars	NYMEX WTI	816	$56.63 Put / $79.43 Call
March 2026 - December 2026	Fixed price swaps	NYMEX WTI	275	$70.00

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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2025	2024
Oil and natural gas properties
Proved	$1,759,943	$1,689,807
Unproved	27,520	23,504
Total oil and natural gas properties	1,787,463	1,713,311
Less accumulated depreciation, depletion and impairment	(1,446,824)	(1,415,110)
Net oil and natural gas properties capitalized costs	$340,639	$298,201

Table of Contents	SandRidge Energy, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Acquisitions of properties
Proved	$2,331	$126,998	$11,232
Unproved	6,183	2,666	—
Exploration(1)	5,016	11,246	(46)
Development	63,970	15,562	22,478
Total cost incurred	$77,500	$156,472	$33,664
____________________

(1)    Includes land, geological, geophysical and leasehold costs.

Costs Excluded from Amortization

The following table summarizes the costs, by year incurred, related to unproved properties, which were excluded from oil and natural gas properties subject to amortization at December 31, 2025 (in thousands):

	Year Ended December 31,
	Total	2025	2024	2023	2022 and Prior
Acquisition, exploration, and other unproved property costs	$26,636	$10,589	$4,298	$(270)	$12,019
Capitalized interest	884	—	—		884
Total costs incurred(1)	$27,520	$10,589	$4,298	$(270)	$12,903
____________________

(1)    Includes application of fresh start accounting in 2016 and reflects remaining balance at December 31, 2025.

Results of Operations for Oil and Natural Gas Producing Activities

The following table presents the Company’s results of operations from oil and natural gas producing activities (in thousands), which exclude any interest costs or indirect general and administrative costs and, therefore, are not necessarily indicative of the impact the Company’s operations have on actual net earnings.

	Year Ended December 31,
	2025	2024	2023
Revenues	$156,357	$125,290	$148,641
Expenses
Production costs	46,629	46,832	53,099
Depreciation and depletion	36,439	25,976	15,657
Total expenses	83,068	72,808	68,756
Income (loss) before income taxes	73,289	52,482	79,885
Income tax expense (benefit) (1)	17,775	12,728	19,374
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$55,514	$39,754	$60,511
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

The term “reasonable certainty” implies a high degree of confidence that the quantities of oil, natural gas and NGLs actually recovered will equal or exceed the estimate. To achieve reasonable certainty, the Company’s engineers and independent petroleum consultants relied on technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used to estimate the Company’s proved reserves include, but are not limited to, production data, historical price and cost information, property ownership, well logs, geologic maps and well tests. The accuracy of the reserve estimates is dependent on many factors, including the following:

•the quality and quantity of available data and the engineering and geological interpretation of that data;

•estimates regarding the amount and timing of future costs, which could vary considerably from actual costs;

•the accuracy of mandated economic assumptions; and

•the judgment of the personnel preparing the estimates.

Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively large expenditure is required for recompletion.

Approximately 97.9% of the Company’s proved reserves estimates have been prepared by independent reservoir engineers and geoscience professionals and the remaining 2.1% of proved reserves are estimated internally and are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

Cawley, Gillespie & Associates, independent oil and natural gas consultants, prepared the estimates of proved reserves of oil, natural gas and NGLs for approximately 97.9% and 97.5% of the Company’s net interest in oil and natural gas properties as of the years ended December 31, 2025 and 2024, respectively. Cawley, Gillespie & Associates are independent petroleum engineers, geologists, geophysicists and petrophysicists and do not own an interest in the Company or its properties and are not employed on a contingent basis. The remaining proved reserves were based on Company estimates.

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

2025 Activity. Proved reserves increased from 63.1 MMBoe at December 31, 2024 to 69.1 MMBoe at December 31, 2025, due to extensions of 7.3 MMBoe, purchases of 1.7 MMBoe, positive net revisions of 3.2 MMBoe due to an increase in year-end SEC natural gas pricing and price realizations and 4.5 MMBoe associated with other commercial improvements. These were partially offset by a decrease in SEC oil pricing, 6.8 MMBoe from the Company’s production during 2025, and 3.9 MMBoe attributable to performance, well shut-ins and other revisions.

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

The summary below presents changes in the Company’s estimated reserves.

	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf) (1)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2022	8,421	25,433	242,822	74,324
Revisions of previous estimates (2)	(1,027)	(8,200)	(36,464)	(15,304)
Acquisitions of new reserves	453	379	5,474	1,745
Extensions and discoveries	283	357	3,431	1,211
Sales of reserves in place	(26)	(49)	(427)	(147)
Production	(1,047)	(1,705)	(20,403)	(6,152)
As of December 31, 2023	7,057	16,215	194,433	55,677
Revisions of previous estimates (2)	(535)	489	(14,754)	(2,503)
Acquisitions of new reserves	4,131	5,884	35,738	15,971
Extensions and discoveries	10	(6)	(21)	1
Sales of reserves in place	—	—	—	—
Production	(918)	(1,889)	(19,488)	(6,056)
As of December 31, 2024	9,745	20,693	195,908	63,090
Revisions of previous estimates (2)	(349)	2,929	7,629	3,852
Acquisitions of new reserves	522	575	3,478	1,677
Extensions and discoveries	2,272	2,516	15,063	7,298
Sales of reserves in place	—	—	—	—
Production	(1,214)	(2,254)	(19,802)	(6,768)
As of December 31, 2025	10,976	24,460	202,276	69,148
Proved developed reserves
As of December 31, 2022	8,421	25,433	242,822	74,324
As of December 31, 2023	7,057	16,215	194,433	55,677
As of December 31, 2024	7,863	18,499	183,647	56,970
As of December 31, 2025	8,204	21,428	184,112	60,317
Proved undeveloped reserves
As of December 31, 2022	—	—	—	—
As of December 31, 2023	—	—	—	—
As of December 31, 2024	1,882	2,194	12,261	6,120
As of December 31, 2025	2,771	3,032	18,164	8,831
Totals may not sum or recalculate due to rounding
_________________

(1)    Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)    Revisions include changes due to commodity prices, production costs, previous quantity estimates, and other commercial factors. Primary factor for revisions in years ended 2025, 2024 and 2023 were changes in SEC prices, among other factors. See Proved Reserves discussion in Part I, Item 1 of this Form 10-K for additional detail.

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
•pricing is applied based upon SEC prices at December 31, 2025, 2024 and 2023, adjusted for fixed or determinable contracts that are in existence at year-end.
The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	Year Ended December 31,
	2025	2024	2023
Oil (per Bbl)	$64.15	$74.04	$76.65
Natural gas (per Mcf)	$2.07	$1.02	$1.62
NGL (per Bbl)	$17.13	$19.40	$21.53
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

	Year Ended December 31,
	2025	2024	2023
Future cash inflows from production	$1,542,062	$1,322,371	$1,204,568
Future production costs (1)	(592,532)	(584,452)	(627,715)
Future development costs (2)	(135,268)	(108,821)	(39,288)
Future income tax expenses (3)	—	—	—
Undiscounted future net cash flows	814,262	629,098	537,565
10% annual discount	(374,694)	(266,402)	(241,272)
Standardized measure of discounted future net cash flows	$439,568	$362,696	$296,293
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
The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning present value	$362,696	$296,293	$806,865
Changes during the year
Revenues less production	(110,320)	(78,497)	(95,909)
Net changes in prices, production and other costs	28,491	(43,115)	(372,897)
Development costs incurred	—	—	645
Net changes in future development costs	(4,360)	(6,991)	(1,307)
Extensions and discoveries	70,141	137	18,422
Revisions of previous quantity estimates (1)	25,851	(14,213)	(171,758)
Previously estimated development costs incurred	31,507	—	—
Accretion of discount	36,270	29,629	81,066
Net change in income taxes	—	—	3,798
Purchases of reserves in-place	22,463	168,590	14,450
Sales of reserves in-place	—	—	(1,394)
Timing differences and other (2)	(23,171)	10,863	14,312
Net change for the year	76,872	66,403	(510,572)
Ending present value (3)	$439,568	$362,696	$296,293
____________________

(1)     A significant portion of the revisions of previous quantity estimates is related to pricing, which affects well life and other economic factors. See Proved Reserves discussion.
(2)     The change in timing differences and other are related to revisions in the Company's estimated time of production and development.
(3)    Standardized Measure was determined using SEC prices, and does not reflect actual prices received or current market prices.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The information required to be filed pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2026: “Director Biographical Information,” “Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance Matters.”

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2026: “Director Compensation,” “Outstanding Equity Awards” and “Executive Officers and Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2026: “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement, which will be filed no later than April 30, 2026: “Related Party Transactions” and “Corporate Governance Matters.”

Item 14.     Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which will be filed no later than April 30, 2026.

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
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
3.3	Certificate of Designations of Series B Participating Preferred Stock of SandRidge Energy, Inc.	8-K	001-33784	3.1	11/27/2017
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of SandRidge Energy, Inc., as filed with the Secretary of State of Delaware	8-A	001-33784	3.1	7/2/2020
4.1	Form of specimen Common Stock certificate of SandRidge Energy, Inc.	8-K	001-33784	4.1	10/7/2016
4.2	Registration Rights Agreement dated as of October 4, 2016, among SandRidge Energy, Inc. and the holders party thereto	8-A	001-33784	10.1	10/4/2016
4.3	Stockholder Rights Agreement, dated as of November 26, 2017, between SandRidge Energy, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	11/27/2017
4.4	First Amendment to Stockholder Rights Agreement, dated as of January 22, 2018, by and between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	001-33784	4.1	1/23/2018
4.5	Description of Registrant's Securities	10-K	001-33784	4.5	2/27/2020	*
4.6	Tax Benefits Preservation Plan, dated July 1, 2020, between SandRidge Energy, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent	8-K	001-33784	4.1	7/2/2020
4.7	First Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	3/16/2021
4.8	Second Amendment to Tax Benefits Preservation Plan	8-K	001-33784	4.1	6/20/2023
10.1†	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	8-K	001-33784	10.8	10/7/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1.1†	Form of Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.4	3/3/2017
10.1.1.1†	Form of Amendment No. 1 to the Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.4.1	11/3/2017
10.1.2†	Form of Performance Share Unit Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.5	3/3/2017
10.1.3†	Form of Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6	8/7/2017
10.1.3.1†	Form of Amendment No. 1 to the Non-employee Director Restricted Stock Award Certificate and Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.6.1	11/3/2017
10.1.4†	Form of Restricted Stock Award Certificate and Agreement (Double Trigger) for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.1.7	2/22/2018
10.1.5†	Form of Non-employee Director Restricted Stock Award Agreement for SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated July 17, 2018	10-Q	001-33784	10.1.1	11/8/2018
10.2†	Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, dated August 8, 2018	10-Q	001-33784	10.1	11/8/2018
10.2.1†	Form of Executive Restricted Stock Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.2	11/8/2018
10.2.2†	Form of Performance Share Unit Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-Q	001-33784	10.1.3	11/8/2018
10.2.3†	Form of Option Award Agreement for Amended and Restated SandRidge Energy, Inc. 2016 Omnibus Incentive Plan	10-K	001-33784	10.2.3	3/4/2019
10.3†	2015 Form of Employment Agreement for Executive Vice Presidents and Senior Vice Presidents of SandRidge Energy, Inc.	10-Q	001-33784	10.3.4	11/5/2015
10.4†	The SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.7	5/09/2019
10.4.1†	First Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-Q	001-33784	10.3.8	5/09/2019
10.4.2†	Second Amendment to the SandRidge Energy, Inc. Special Severance Plan	10-K	001-33784	10.4.2	2/27/2020
10.5†	Form of Indemnification Agreement for directors and officers	8-K	001-33784	10.9	10/7/2016
10.6	Amended and Restated Credit Agreement, dated as of June 21, 2019, among SandRidge Energy, Inc., Royal Bank of Canada, as Administrative Agent, and the other lenders party thereto filed as Exhibit A to the Refinancing Amendment No. 2 to the Existing Credit Agreement	8-K	001-33784	10.1	6/27/2019
10.7	Pledge and Security Agreement, dated as of October 4, 2016, by SandRidge Energy, Inc., the other grantors party thereto, and Royal Bank of Canada, as Administrative Agent	10-K	001-33784	10.6	3/3/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8	Intercreditor and Subordination Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., Royal Bank of Canada, as priority lien agent, and Wilmington Trust, National Association, as the subordinated collateral trustee	8-K	001-33784	10.4	10/7/2016
10.9	Collateral Trust Agreement, dated as of October 4, 2016, among SandRidge Energy, Inc., the guarantors from time to time party thereto, Wilmington Trust, National Association, as Trustee under the Indenture, the other Parity Lien Representatives from time to time party thereto and Wilmington Trust, National Association, as Collateral Trustee	8-K	001-33784	10.5	10/7/2016
10.10.1	Settlement Agreement, dated June 19, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital L.P., Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., High River Limited Partnership, Hopper Investments LLC and Barberry Corp. and Bob Alexander, Sylvia K. Barnes, Jonathan Christodoro, William M. Griffin, Jr., John “Jack” Lipinski and Randolph Read	8-K	001-33784	10.1	6/19/2018
10.10.2	Confidentiality Agreement, dated June 22, 2018, by and among SandRidge Energy, Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp, Jesse Lynn and Louie Pastor	8-K	001-33784	10.2	6/19/2018
10.11	Purchase and Sale Agreement by and between SandRidge Energy, Inc. and Gondola Resources, LLC, dated December 11, 2020	8-K	001-33784	2.1	12/14/2020
10.12	Stock Options Award Agreement - Grayson Pranin					*
10.13	Restricted Stock Units Award Agreement - Grayson Pranin					*
10.14	Purchase and Sale Agreement, dated July 29, 2024, by and among SandRidge Exploration and Production, LLC, Upland Exploration, LLC and Upland Operating, LLC	8-K	001-33784	2.1	7/29/2024
10.15	Amendment to Purchase and Sale Agreement, dated August 30, 2024 by and among SandRidge Exploration and Production, LLC, SandRidge Energy, Inc., Upland Exploration LLC and Upland Operating, LLC.	8-K	001-33784	10.1	9/3/2024
10.16	10.16: Plan Confidentiality Agreement, dated July 22, 2025, by and among SandRidge Energy, Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, Beckton Corp., IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises GP, Inc., and Carl C. Icahn.	8-K	001-33784	10.1	7/22/2025
16.1	Letter of Deloitte & Touche LLP dated June 21, 2022 to the SEC regarding statements included in this Form 8-K	8-K	001-33784	16.1	6/21/2022
16.1.2	Letter of Moss Adams LLP dated April 27, 2023 to the SEC regarding statements included in this Form 8-K	8-K	001-33784	16.1	4/27/2023

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
19.1	Insider Trading Policy					*
21.1	Subsidiaries of SandRidge Energy, Inc.					*
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	001-33784	22.1	3/4/2021
23.1	Consent of Grant Thornton LLP					*
23.2	Consent of Cawley, Gillespie & Associates					*
31.1	Section 302 Certification-Chief Executive Officer					*
31.2	Section 302 Certification-Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
97.1	Incentive Based Compensation Recoupment Policy					*
99.1	Report of Cawley, Gillespie & Associates					*
99.2	Schedule II - Valuation and Qualifying Accounts					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
† Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE ENERGY, INC.

	By	/s/ Grayson Pranin
Grayson Pranin
Director, President and Chief Executive Officer
March 5, 2026

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

Signature	Title	Date

/s/ GRAYSON PRANIN	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2026
Grayson Pranin

/s/ JONATHAN FRATES	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2026
Jonathan Frates

/s/ VINCENT INTRIERI	Chairman	March 5, 2026
Vincent Intrieri

/s/ NANCY DUNLAP	Director	March 5, 2026
Nancy Dunlap

/s/ JAFFREY FIRESTONE	Director	March 5, 2026
Jaffrey Firestone

/s/ BRETT ICAHN	Director	March 5, 2026
Brett Icahn

/s/ RANDOLPH C. READ	Director	March 5, 2026
Randolph C. Read