Form 10-Q
period 2026-03-31
SANDRIDGE ENERGY INC
filed 2026-05-07
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2026, was 36,918,259

References in this report to the “Company,” “SandRidge,” “we,” “our,” and “us” mean SandRidge Energy, Inc., including its consolidated subsidiaries and its proportionately consolidated share of SandRidge Mississippian Trust I (“Royalty Trust”). All monetary values are stated in U.S. dollars.

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

Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on certain assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC on March 5, 2026 and in Item 1A of this Quarterly Report.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2026

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$102,749	$110,998
Restricted cash	1,347	1,347
Accounts receivable, net	30,313	26,186
Derivative contracts	—	2,773
Prepaid expenses	2,997	748
Other current assets	5,563	5,806
Total current assets	142,969	147,858
Oil and natural gas properties, using full cost method of accounting
Proved	1,780,529	1,759,943
Unproved	29,526	27,520
Less: accumulated depreciation, depletion and impairment	(1,454,990)	(1,446,824)
	355,065	340,639
Other property, plant and equipment, net	74,260	75,649
Other assets	1,500	1,539
Deferred tax assets, net of valuation allowance	78,336	78,336
Total assets	$652,130	$644,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,842	$59,037
Derivative contracts	677	—
Asset retirement obligations	8,098	8,098
Other current liabilities	866	905
Total current liabilities	59,483	68,040
Derivative contracts	206	—
Asset retirement obligations	65,644	64,293
Other long-term obligations	827	817
Total liabilities	126,160	133,150
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 36,875 issued and outstanding at March 31, 2026 and 36,825 issued and outstanding at December 31, 2025	37	37
Additional paid-in capital	977,021	980,592
Accumulated deficit	(451,088)	(469,758)
Total stockholders’ equity	525,970	510,871
Total liabilities and stockholders’ equity	$652,130	$644,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Oil, natural gas and NGL	$49,777	$42,604
Total revenues	49,777	42,604
Expenses
Lease operating expenses	10,787	10,917
Production, ad valorem, and other taxes	3,021	3,099
Depreciation and depletion — oil and natural gas	9,820	8,416
Depreciation and amortization — other	1,623	1,603
General and administrative	2,988	3,853
Restructuring expenses	146	40
(Gain) loss on derivative contracts	3,526	2,487
Other operating (income) expense, net	10	—
Total expenses	31,921	30,415
Income from operations	17,856	12,189
Other income (expense)
Interest income (expense), net	814	860
Total other income (expense)	814	860
Income (loss) before income taxes	18,670	13,049
Income tax (benefit) expense	—	—
Net income (loss)	$18,670	$13,049
Net income (loss) per share
Basic	$0.51	$0.35
Diluted	$0.50	$0.35
Weighted average number of common shares outstanding
Basic	36,770	37,041
Diluted	36,992	37,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Three Months Ended March 31, 2026
Balance at January 1, 2026	36,825	$37	$980,592	$(469,758)	$510,871
Issuance of stock awards, net of cancellations	50	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(405)	—	(405)
Stock-based compensation	—	—	702	—	702
Dividends paid to stockholders	—	—	(3,868)	—	(3,868)
Net income	—	—	—	18,670	18,670
Balance at March 31, 2026	36,875	$37	$977,021	$(451,088)	$525,970
Three Months Ended March 31, 2025
Balance at January 1, 2025	37,203	$37	$1,000,455	$(539,961)	460,531
Issuance of stock awards, net of cancellations	26	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(146)	—	(146)
Stock-based compensation	—	—	650	—	650
Dividends paid to stockholders	—	—	(4,077)	—	(4,077)
Repurchases of common stock	(452)	—	(5,094)	—	(5,094)
Net income	—	—	—	13,049	13,049
Balance at March 31, 2025	36,777	$37	$991,788	$(526,912)	$464,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,670	$13,049
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	11,443	10,019
(Gain) loss on derivative contracts	3,526	2,487
Settlement gains (losses) on derivative contracts	130	(159)
Stock-based compensation	702	650
Other	(44)	300
Changes in operating assets and liabilities	(14,668)	(6,015)
Net cash provided by operating activities	19,759	20,331
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(20,864)	(6,411)
Acquisition of oil and natural gas assets	(2,651)	(2,568)
Purchase of other property and equipment	—	(325)
Proceeds from sale of assets	—	49
Net cash used in investing activities	(23,515)	(9,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders	(3,862)	(4,086)
Reduction of financing lease liability	(226)	(199)
Repurchases of common stock	—	(5,047)
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(405)	(146)
Net cash used in financing activities	(4,493)	(9,478)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(8,249)	1,598
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	112,345	99,511
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$104,096	$101,109
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(56)	$(28)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payable and accrued expenses	$10,620	$4,092
Right-of-use assets obtained in exchange for financing lease obligations	$200	$229
Inventory material transfers to oil and natural gas properties	$—	$5
Asset retirement obligation capitalized	$12	$7
Asset retirement obligation removed due to divestiture	$—	$(288)
Change in accrued excise tax on repurchases of common stock	$—	$47
Change in dividends payable	$(6)	$9

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

Interim Financial Statements. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes contained in the Company’s 2025 Form 10-K. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments, which consist of normal recurring adjustments unless otherwise disclosed, necessary to fairly state the Company’s condensed consolidated financial statements.

Significant Accounting Policies. The condensed consolidated financial statements were prepared in accordance with the accounting policies stated in the Company’s 2025 Form 10-K, as well as the items noted below.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where we may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $102.7 million and $111.0 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of March 31, 2026 and December 31, 2025, the Company had $1.3 million in restricted cash.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Segments. The Company’s chief operating decision maker regularly reviews total assets, which were $652.1 million and $644.0 million as of March 31, 2026 and December 31, 2025, respectively. The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
Oil	$25,071	$18,880
Natural gas	15,621	12,673
NGL	9,085	11,051
Total revenues	49,777	42,604
Expenses
Lease operating expenses	10,787	10,917
Production, ad valorem, and other taxes	3,021	3,099
Depreciation and depletion—oil and natural gas	9,820	8,416
Depreciation and amortization—other	1,623	1,603
General and administrative	2,988	3,853
Restructuring expenses	146	40
(Gain) loss on derivative contracts	3,526	2,487
Other operating (income) expense	10	—
Total expenses	31,921	30,415
Income (loss) from operations	17,856	12,189
Other income (expense)
Interest income (expense), net	814	860
Total other income (expense)	814	860
Income (loss) before income taxes	18,670	13,049
Income tax (benefit)	—	—
Net income (loss)	$18,670	$13,049

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the condensed consolidated balance sheets approximated fair value at March 31, 2026 and December 31, 2025.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of March 31, 2026, and December 31, 2025.

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

Fair Value - Recurring Measurement Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy as of March 31, 2026 (in thousands):

	Fair Value Measurements			Netting (1)	Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Commodity derivative contracts	$—	$(5,736)	$—	$4,853	$(883)
Total	$—	$(5,736)	$—	$4,853	$(883)

(1) Represents the effect of netting assets and liabilities for counterparties with which the right of offset exists.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes the Company’s assets measured at fair value on a recurring basis by the fair value hierarchy as of December 31, 2025 (in thousands):

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

The following table summarizes derivative activity (in thousands):

	Three Months Ended March 31,
	2026	2025
(Gain) loss on derivative contracts	$3,526	$2,487
Settlement gains (losses) on derivative contracts	$130	$(159)

Master Netting Agreements and the Right of Offset. As applicable, the Company historically has had master netting agreements with all of its commodity derivative counterparties and has presented its derivative assets and liabilities with the same counterparty on a net basis in the condensed consolidated balance sheets. As a result of the netting provisions, the Company's maximum amount of loss under commodity derivative transactions due to credit risk was limited to the net amounts due from its counterparties.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements, (iii) the financial collateral, if any, associated with the Company’s commodity contracts, and (iv) the Company’s net derivative asset and liability positions as of March 31, 2026 (in thousands):

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets (Liabilities)
Derivative contracts - current	$(5,530)	$4,853	$(677)	$—	$(677)
Derivative contracts - non-current	(206)	—	(206)	—	(206)
Total	$(5,736)	$4,853	$(883)	$—	$(883)

The following table summarizes (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements, (iii) the financial collateral, if any, associated with the Company’s commodity derivative contracts, and (iv) the Company’s net derivative asset positions as of December 31, 2025 (in thousands):

	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	3,130	357	2,773	—	2,773
Total	$3,130	$357	$2,773	$—	$2,773

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of March 31, 2026, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	April 2026 - December 2026	NYMEX WTI	799	$74.37
	January 2027 - December 2027	NYMEX WTI	200	$65.00
Producer Costless Collars
	April 2026 - December 2026	NYMEX WTI	975	$57.56 Put / $79.93 Call
Natural Gas (MMBtu)

Fixed Price Swaps
	April 2026 - December 2026	NYMEX Henry Hub	16,430	$4.17
Producer Costless Collars
	April 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call

NGL (Bbl)
Fixed Price Swaps
	April 2026 - December 2026	Mont Belvieu OPIS	420	$55.41

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Oil and natural gas properties
Proved	$1,780,529	$1,759,943
Unproved	29,526	27,520
Total oil and natural gas properties	1,810,055	1,787,463
Less: accumulated depreciation, depletion and impairment	(1,454,990)	(1,446,824)
Net oil and natural gas properties capitalized costs	355,065	340,639

Land	200	200
Electrical infrastructure	122,380	122,380
Non-oil and natural gas equipment	1,626	1,626
Building and structures	3,603	3,603
Financing leases	1,377	1,345
Total	129,186	129,154
Less: accumulated depreciation and amortization	(54,926)	(53,505)
Other property, plant and equipment, net	74,260	75,649
Total property, plant and equipment, net	$429,325	$416,288

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and other accrued expenses	$19,776	$25,402
Production payable	27,284	29,221
Payroll and benefits	1,121	3,211
Taxes payable	1,661	1,203
Total accounts payable and accrued expenses	$49,842	$59,037

6. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of March 31, 2026. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred.

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

Pursuant to the Plan, certain securities claims against the Company were discharged without recovery. With respect to certain other securities claims relating to the Company and an affiliate, the Federal District Court (Western District of Oklahoma) in the second half of 2025 either dismissed, with prejudice, such actions or ruled favorably on the Company’s motion for summary judgement.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17.0 million with those defendants. Certain insurance carriers funded the $17.0 million settlement and subsequently requested reimbursement from the Company. The Company refused and filed an action in Oklahoma state court (Sandridge Energy, Inc. v. James D. Bennett, Matthew K. Grub, Beasley Insurance Company, Inc., Old Republic Insurance Company, and Allied World National Assurance Company) seeking a declaratory judgment that the insurers were not entitled to indemnification; the insurers counterclaimed. Subsequently, the Company voluntarily dismissed its action. In line with the Company's position regarding the insurers’ claims, the Company filed motions in the United States Bankruptcy Court for the Southern District of Texas seeking to reopen the bankruptcy case and to obtain a declaration that the insurers’ claims were discharged under the September 2016 plan. The motions were denied and the Company appealed the bankruptcy court’s decision to the Southern District of the United States District Court of Texas (Sandridge Energy Inc. Appellant vs. Beasley Insurance Company Inc. and Old Republic Insurance Company, Appellees); the appeal was denied in December of 2025 and the Company has appealed the District Court's decision to the United States Court of Appeals for the Fifth Circuit. Independent of the Company’s appeal to reopen the bankruptcy case, the insurers’ Oklahoma counterclaim is stayed, with no further development. The Company disputes any liability, as it believes it has meritorious defenses, and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any contingencies relating to this matter

In addition to the matters described above, the Company is involved in various lawsuits, claims and proceedings, which are being handled and defended by the Company in the ordinary course of business.

7. Income Taxes

For each interim reporting period, the Company estimates the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, we determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2025 and March 31, 2026, we had partially released our valuation allowance on our deferred tax assets by $78.3 million. We anticipate being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company did not recognize federal or state income tax expense or benefit for the three-months ended March 31, 2026 or 2025.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

As of March 31, 2026, the Company had approximately $1.5 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.5 billion of federal NOL carryforwards, $0.6 billion expire during the years 2028 through 2037, while the remaining $0.9 billion do not have an expiration date.  In addition, the Company had approximately $0.9 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $0.9 billion in state NOL carryforwards, $198.0 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $645.0 million do not have an expiration date and $93.0 million expire during the years 2028 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at March 31, 2026 or December 31, 2025.

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

8. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300.0 million shares, which include 250.0 million shares of common stock, $0.001 par value per share (“common stock”), and 50.0 million shares of preferred stock, par value $0.001 per share. At March 31, 2026, the Company had 36.9 million shares of common stock issued and outstanding. Further, at March 31, 2026, the Company had 0.1 million of unvested restricted stock awards, 0.2 million shares of unvested restricted stock units, 0.1 million unvested stock options outstanding and an immaterial number of unvested performance share units.

Share Repurchase Program. In May 2023, the Company's Board of Directors (the “Board”) approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any shares during the three months ended March 31, 2026, compared to 0.5 million shares repurchased for $5.1 million, at an average price of $11.26 per share, during the three months ended March 31, 2025.

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

Cash dividend payments totaled $3.9 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the Company did not issue any shares of common stock in lieu of cash dividends under the Dividend Reinvestment Plan.

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

9. Revenues

The following table disaggregates the Company’s revenue by source:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Oil	$25,071	$18,880
Natural gas	15,621	12,673
NGL	9,085	11,051
Total revenues	$49,777	$42,604

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheets for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of March 31, 2026, and December 31, 2025 and 2024, the Company had revenues receivable of $21.3 million, $16.7 million and $15.3 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three months ended March 31, 2026 or 2025, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of creditworthiness with the Company.

10. Earnings per Share

The following table summarizes the calculation of weighted average shares of common stock outstanding used in the computation of diluted earnings per share:

	Net Income (loss)	Weighted Average Shares	Earnings Per Share

	(In thousands, except per share amounts)
Three Months Ended March 31, 2026
Basic earnings per share	$18,670	36,770	$0.51
Effect of dilutive securities
Restricted stock units	—	80
Restricted stock awards	—	51
Performance share units(1)	—	—
Stock options	—	91
Diluted earnings per share(2)	$18,670	36,992	$0.50
Three Months Ended March 31, 2025
Basic earnings per share	$13,049	37,041	$0.35
Effect of dilutive securities
Restricted stock units	—	—
Restricted stock awards	—	31
Performance share units(1)	—	—
Stock options	—	8
Diluted earnings per share(2)	$13,049	37,080	$0.35

____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.

(2)Incremental shares are excluded if their effect is antidilutive under the treasury stock method. The incremental shares of restricted stock units were excluded for the three months ended March 31, 2025 as their effect was antidilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11. Subsequent Events

On May 5, 2026, the Board increased its on-going quarterly dividend program by 8% to $0.13 per share. In addition, the Board declared a one-time dividend of $0.20 per share. Both dividends are payable on June 1, 2026 to stockholders of record on May 20, 2026. Stockholders can elect to receive the dividends in cash or additional shares of common stock by enrolling in the Company’s previously announced Dividend Reinvestment Plan

Subsequent to March 31, 2026, the Company entered into the following oil derivative producer costless collar contracts:

Period	Index	Daily Volume (Bbl)	Put (Per Bbl)	Call (Per Bbl)
June - December 2026	NYMEX WTI	280	$80.00	$100.00

Subsequent to March 31, 2026, the Company entered into the following NGL derivative swap contracts:

Period	Index	Daily Volume (Bbl)	Weighted Average Price Per Bbl
June - December 2026	Mont Belvieu OPIS	70	$47.88

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, as well as our audited consolidated financial statements and the accompanying notes included in the 2025 Form 10-K. Our discussion and analysis includes the following subjects:

•Overview;
•Consolidated Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.

The financial information with respect to the three months ended March 31, 2026 and 2025, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three months ended March 31, 2026 and 2025:

Total MBoe production for the three months ended March 31, 2026 was comprised of approximately 21.1% oil, 49.7% natural gas and 29.2% NGL compared to 16.8% oil, 48.9% natural gas and 34.3% NGL in the first quarter of 2025.

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

	Three-month periods ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
NYMEX Oil (per Bbl)	$72.74	$59.62	$65.78	$64.57	$71.78
NYMEX Natural gas (per Mcf)	$4.89	$3.87	$3.15	$3.31	$4.30

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

Revenues

Consolidated revenues are presented in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Oil	$25,071	$18,880	$6,191
Natural gas	15,621	12,673	2,948
NGL	9,085	11,051	(1,966)
Total revenues	$49,777	$42,604	$7,173

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information is shown in the table below:

	Three Months Ended March 31,

	2026	2025	Change
Production data
Oil (MBbls)	353	270	83
Natural gas (MMcf)	4,988	4,719	269
NGL (MBbls)	487	551	(64)
Total volumes (MBoe)	1,671	1,607	64
Average daily total volumes (MBoe/d)	18.6	17.9	0.7
Average prices—as reported(1)
Oil (per Bbl)	$71.11	$69.88	$1.23
Natural gas (per Mcf)	$3.13	$2.69	$0.44
NGL (per Bbl)	$18.64	$20.07	$(1.43)
Total (per Boe)	$29.78	$26.51	$3.27
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$69.00	$69.91	$(0.91)
Natural gas (per Mcf)	$3.31	$2.69	$0.62
NGL (per Bbl)	$18.64	$19.75	$(1.11)
Total (per Boe)	$29.86	$26.41	$3.45
__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold are shown in the table below (in thousands):

Three Months Ended March 31, 2026
Q1 2025 oil, natural gas and NGL revenues	$42,604
Change due to production volumes	5,526
Change due to average prices	$1,647
Q1 2026 oil, natural gas and NGL revenues	$49,777

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change

Lease operating expenses	$10,787	$10,917	$(130)
Production, ad valorem, and other taxes	3,021	3,099	(78)
Depreciation and depletion—oil and natural gas	9,820	8,416	1,404
Depreciation and amortization—other	1,623	1,603	20
Total operating expenses	$25,251	$24,035	$1,216

Lease operating expenses ($/Boe)	$6.45	$6.79	$(0.34)
Production, ad valorem, and other taxes ($/Boe)	$1.81	$1.93	$(0.12)
Depreciation and depletion—oil and natural gas ($/Boe)	$5.88	$5.24	$0.64
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	6.1%	7.3%	(1.2)%

Lease operating expenses for the three months ended March 31, 2026 were consistent with the three months ended March 31, 2025. The decrease in lease operating expenses per Boe was primarily driven by continued efficient operations and an increase in production volumes due to our ongoing drilling program in the Cherokee Play.

Production, ad valorem, and other taxes for the three months ended March 31, 2026 were consistent with the three months ended March 31, 2025. The decrease in production, ad valorem, and other taxes per Boe was primarily due to a decrease in ad valorem taxes.

The increase in depreciation and depletion for oil and natural gas properties for the three months ended March 31, 2026 versus the same period in 2025 was primarily the result of an increase in sales volumes and our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at March 31, 2026 were $63.31 per barrel of oil and $3.72 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three months ended March 31, 2026 or 2025. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended April 30, 2026, as well as two months of NYMEX strip pricing for May and June of 2026 as of April 30, 2026, we estimate the SEC prices utilized in the July 1, 2026 full cost ceiling test may be $72.15 per barrel of oil and $3.59 per MMBtu of natural gas (the "estimated second quarter prices"). Applying these estimated second quarter prices, and holding all other inputs constant to those used in the calculation of our March 31, 2026 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the second quarter of 2026.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses consisted of the following (in thousands):

	Three Months Ended March 31,

	2026	2025	Change
General and administrative	$2,988	$3,853	$(865)
Restructuring expenses	146	40	106
(Gain) loss on derivative contracts	3,526	2,487	1,039
Other operating (income) expense	10	—	10
Total other operating expenses	$6,670	$6,380	$290

General and administrative expenses decreased for the three months ended March 31, 2026 versus the same periods in 2026 primarily as a result of a decrease in personnel and other costs.

The following table summarizes derivative activity (in thousands):

	Three Months Ended March 31,
	2026	2025
(Gain) loss on derivative contracts	$3,526	$2,487
Settlement gains (losses) on derivative contracts	$130	$(159)

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

Other Income (Expense)

Our other income (expense) are presented in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Other income (expense)
Interest income (expense), net	$814	$860
Total other income	$814	$860

Interest income, net during the three month periods ended March 31, 2026 and 2025 is primarily comprised of interest income on cash deposits.

Liquidity and Capital Resources

As of March 31, 2026, our cash and cash equivalents, including restricted cash, was $104.1 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of March 31, 2026.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Decreases in accounts payable and accrued expenses are the primary driver of the increase in working capital to $83.5 million at March 31, 2026 compared to $79.8 million at December 31, 2025.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows are presented in the following table and discussed below (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities	$19,759	$20,331
Cash flows used in investing activities	(23,515)	(9,255)
Cash flows used in financing activities(1)	(4,493)	(9,478)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(8,249)	$1,598
__________________
(1)     Includes $3.9 million and $4.1 million in dividend payments for the three months ended March 31, 2026 and 2025, respectively.

Cash Flows from Operating Activities

The decrease in cash flows from operations for the three months ended March 31, 2026 compared to the same period in 2025 is primarily due to working capital changes partially offset by an increase in revenues from higher average commodity prices and higher sales volumes from our development program in the Cherokee Play of the Mid-Con.

Cash Flows from Investing Activities

Capital expenditures and acquisitions of oil and gas properties are summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Capital Expenditures
Drilling, completion, and capital workovers	$19,288	$7,935
Leasehold and geophysical	642	1,391
Capital expenditures (on an accrual basis)	19,930	9,326
Acquisition of oil and natural gas assets	2,651	2,568
Capital expenditures, including acquisitions	22,581	11,894
Changes in accounts payable and accrued expenses	934	(2,910)
Inventory material transfers to oil and natural gas properties	—	(5)
Total cash paid for capital expenditures	$23,515	$8,979

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2026 consisted of $3.9 million in cash dividends, finance lease payments of $0.2 million, and $0.4 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise. Since 2023, the Company has paid cash dividends totaling $173.6 million and 0.1 million in shares issued in lieu of cash dividends under the Dividend Reinvestment Program, which represents $3.50 per share in special dividends and $1.22 per share in quarterly dividends for a total of $4.72 per share in total dividends. Cash used in financing activities for the three months ended March 31, 2025 consisted primarily of $5.0 million in repurchases of common stock, $4.1 million in cash dividends, $0.1 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.2 million. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At March 31, 2026 our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2025 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first three months of 2026.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk is also discussed.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. As of March 31, 2026, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	April 2026 - December 2026	NYMEX WTI	799	$74.37
	January 2027 - December 2027	NYMEX WTI	200	$65.00
Producer Costless Collars
	April 2026 - December 2026	NYMEX WTI	975	$57.56 Put / $79.93 Call
Natural Gas (MMBtu)
Fixed Price Swaps
	April 2026 - December 2026	NYMEX Henry Hub	16,430	$4.17
Producer Costless Collars
	April 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call

NGL (Bbl)
Fixed Price Swaps
	April 2026 - December 2026	Mont Belvieu OPIS	420	$55.41

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

The following table summarizes derivative activity (in thousands):

	Three Months Ended March 31,
	2026	2025
(Gain) loss on derivative contracts	$3,526	$2,487
Settlement gains (losses) on derivative contracts	$130	$(159)

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See "Note 6—Commitments and Contingencies” to the accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 1A. Risk Factors

Information regarding our risk factors appears in Item 1A. of our 2025 Form 10-K for the year ended December 31, 2025. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.

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

The following table presents a summary of share repurchases made by the Company during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
January 1, 2026 - January 31, 2026	—	$—	—	$68.3
February 1, 2026 - February 28, 2026	—	$—	—	$68.3
March 1, 2026 - March 31, 2026	24,174	$16.75	—	$68.3
	24,174		—

(1) Includes 24,174 shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
19.1	Insider Trading Policy					*
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: May 7, 2026	By:	/s/ Jonathan Frates
Jonathan Frates Executive Vice President and Chief Financial Officer (Principal Financial Officer)