Form 10-Q
period 2026-06-30
SANDRIDGE ENERGY INC
filed 2026-08-06
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-33784

SANDRIDGE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8084793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Sheridan Ave., Suite 500 Oklahoma City, Oklahoma	73104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (405) 429-5500
Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	SD	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 30, 2026, was 37,075,296.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2026

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$113,345	$110,998
Restricted cash	1,347	1,347
Accounts receivable, net	26,659	26,186
Derivative contracts	4,217	2,773
Prepaid expenses	2,213	748
Other current assets	3,939	5,806
Total current assets	151,720	147,858
Oil and natural gas properties, using full cost method of accounting
Proved	1,799,920	1,759,943
Unproved	28,101	27,520
Less: accumulated depreciation, depletion and impairment	(1,464,076)	(1,446,824)
Net oil and natural gas properties	363,945	340,639
Other property, plant and equipment, net	72,621	75,649
Other assets	1,462	1,539
Deferred tax assets, net of valuation allowance	78,336	78,336
Total assets	$668,084	$644,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,030	$59,037
Asset retirement obligations	8,044	8,098
Other current liabilities	750	905
Total current liabilities	57,824	68,040
Derivative contracts	31	—
Asset retirement obligations	66,855	64,293
Other long-term obligations	693	817
Total liabilities	125,403	133,150
Commitments and contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,075 issued and outstanding at June 30, 2026 and 36,825 issued and outstanding at December 31, 2025	37	37
Additional paid-in capital	967,039	980,592
Accumulated deficit	(424,395)	(469,758)
Total stockholders’ equity	542,681	510,871
Total liabilities and stockholders’ equity	$668,084	$644,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Oil, natural gas and NGL	$51,117	$34,531	$100,894	$77,135
Total revenues	51,117	34,531	100,894	77,135
Expenses
Lease operating expenses	10,302	6,556	21,089	17,473
Production, ad valorem, and other taxes	3,210	2,158	6,231	5,257
Depreciation and depletion — oil and natural gas	10,494	8,290	20,314	16,706
Depreciation and amortization — other	1,624	1,612	3,247	3,215
General and administrative	3,769	3,028	6,757	6,881
Restructuring expenses	(14)	412	132	452
(Gain) loss on derivative contracts	(4,222)	(6,059)	(696)	(3,572)
Other operating (income) expense, net	(3)	—	7	—
Total expenses	25,160	15,997	57,081	46,412
Income from operations	25,957	18,534	43,813	30,723
Other income (expense)
Interest income (expense), net	735	1,027	1,549	1,887
Other income (expense), net	1	(3)	1	(3)
Total other income (expense)	736	1,024	1,550	1,884
Income (loss) before income taxes	26,693	19,558	45,363	32,607
Income tax (benefit) expense	—	—	—	—
Net income (loss)	$26,693	$19,558	$45,363	$32,607
Net income (loss) per share
Basic	$0.72	$0.53	$1.23	$0.88
Diluted	$0.72	$0.53	$1.22	$0.88
Weighted average number of common shares outstanding
Basic	36,906	36,661	36,838	36,850
Diluted	37,082	36,677	37,048	36,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Six Months Ended June 30, 2026
Balance at January 1, 2026	36,825	$37	$980,592	$(469,758)	$510,871
Issuance of stock awards, net of cancellations	50	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(405)	—	(405)
Stock-based compensation	—	—	702	—	702
Dividends paid to stockholders	—	—	(3,868)	—	(3,868)
Net income	—	—	—	18,670	18,670
Balance at March 31, 2026	36,875	37	977,021	(451,088)	525,970
Issuance of stock awards, net of cancellations	57	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(130)	—	(130)
Stock-based compensation	—	—	771	—	771
Dividends paid to stockholders	—	—	(10,635)	—	(10,635)
Dividend reinvestments	143	—	—	—	—
Repurchases of common stock, including excise tax	—	—	12	—	12
Net income	—	—	—	26,693	26,693
Balance at June 30, 2026	37,075	$37	$967,039	$(424,395)	$542,681
Six Months Ended June 30, 2025
Balance at January 1, 2025	37,203	$37	$1,000,455	$(539,961)	$460,531
Issuance of stock awards, net of cancellations	26	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(146)	—	(146)
Stock-based compensation	—	—	650	—	650
Dividends paid to stockholders	—	—	(4,077)	—	(4,077)
Repurchases of common stock, including excise tax	(452)	—	(5,094)	—	(5,094)
Net income	—	—	—	13,049	13,049
Balance at March 31, 2025	36,777	37	991,788	(526,912)	464,913
Issuance of stock awards, net of cancellations	72	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(78)	—	(78)
Stock-based compensation	—	—	720	—	720
Dividends paid to stockholders	—	—	(4,066)	—	(4,066)
Repurchases of common stock, including excise tax	(97)	—	(880)	—	(880)
Net income	—	—	—	19,558	19,558
Balance at June 30, 2025	36,752	$37	$987,484	$(507,354)	$480,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,363	$32,607
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	23,561	19,921
(Gain) loss on derivative contracts	(696)	(3,572)
Settlement gains (losses) on derivative contracts	(717)	1,319
Stock-based compensation	1,473	1,370
Other	14	262
Changes in operating assets and liabilities	(6,803)	(8,726)
Net cash provided by operating activities	62,195	43,181
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(40,059)	(22,011)
Acquisition of oil and natural gas assets	(5,132)	(4,427)
Purchase of other property and equipment	—	(562)
Sales tax refund on completion costs	—	2,800
Proceeds from sale of assets	847	455
Net cash used in investing activities	(44,344)	(23,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders	(14,504)	(8,191)
Reduction of financing lease liability	(424)	(406)
Repurchases of common stock, including excise tax	(41)	(5,927)
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(535)	(224)
Net cash used in financing activities	(15,504)	(14,748)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	2,347	4,688
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	112,345	99,511
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$114,692	$104,199
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(380)	$(66)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payable and accrued expenses	$7,752	$6,852
Right-of-use assets obtained in exchange for financing lease obligations	$187	$229
Inventory material transfers to oil and natural gas properties	$—	$3
Asset retirement obligation capitalized	$17	$38
Asset retirement obligation removed due to divestiture	$—	$(288)
Decrease (increase) in excise tax payable on repurchases of common stock	$53	$(47)
Decrease (increase) in dividends payable	$1	$48

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

Cash and Cash Equivalents. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where the Company may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $113.3 million and $111.0 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of June 30, 2026 and December 31, 2025, the Company had $1.3 million in restricted cash.

Out of Period Correction. The Company’s December 31, 2025 accounts payable and other accrued expenses balance reflects $5.1 million of non-recurring, non-cash adjustments of operating accruals dating as far back as the Company’s emergence from bankruptcy, of which $2.1 million was recorded in the second quarter of 2025. The adjustments reduced our lease operating expenses for the three and six months ended June 30, 2025 and are not material to the current period or prior periods.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Segments. The Company’s chief operating decision maker regularly reviews total assets, which were $668.1 million and $644.0 million as of June 30, 2026 and December 31, 2025, respectively. The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Oil	$31,327	$16,956	$56,398	$35,836
Natural gas	7,278	8,748	22,899	21,421
NGL	12,512	8,827	21,597	19,878
Total revenues	51,117	34,531	100,894	77,135
Expenses
Lease operating expenses	10,302	6,556	21,089	17,473
Production, ad valorem, and other taxes	3,210	2,158	6,231	5,257
Depreciation and depletion—oil and natural gas	10,494	8,290	20,314	16,706
Depreciation and amortization—other	1,624	1,612	3,247	3,215
General and administrative	3,769	3,028	6,757	6,881
Restructuring expenses	(14)	412	132	452
(Gain) loss on derivative contracts	(4,222)	(6,059)	(696)	(3,572)
Other operating (income) expense	(3)	—	7	—
Total expenses	25,160	15,997	57,081	46,412
Income (loss) from operations	25,957	18,534	43,813	30,723
Other income (expense)
Interest income (expense), net	735	1,027	1,549	1,887
Other income (expense), net	1	(3)	1	(3)
Total other income (expense)	736	1,024	1,550	1,884
Income (loss) before income taxes	26,693	19,558	45,363	32,607
Income tax (benefit)	—	—	—	—
Net income (loss)	$26,693	$19,558	$45,363	$32,607

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the condensed consolidated balance sheets approximated fair value at June 30, 2026 and December 31, 2025.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of June 30, 2026, and December 31, 2025.

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

Fair Value - Recurring Measurement Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy as of June 30, 2026 (in thousands):

	Fair Value Measurements			Netting (1)	Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Commodity derivative contracts	$—	$4,677	$—	$491	$4,186
Total	$—	$4,677	$—	$491	$4,186

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

The following table summarizes derivative activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Gain) loss on derivative contracts	$(4,222)	$(6,059)	$(696)	$(3,572)
Settlement gains (losses) on derivative contracts	$(847)	$1,478	$(717)	$1,319

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

Because the Company did not designate any of its derivative contracts as hedges for accounting purposes, changes in the fair value of the derivative contracts were recognized as gains and losses in the earnings of the relevant period. Changes in fair value were principally measured based on a comparison of future prices to the contract price at the end of the period and through the Black-Scholes or other similar valuation method in the case of options.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables summarize (i) the Company's commodity derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements, (iii) the financial collateral, if any, associated with the Company’s commodity contracts, and (iv) the Company’s net derivative asset and liability positions as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets (Liabilities)
Derivative contracts - current	$4,708	$491	$4,217	$—	$4,217
Derivative contracts - non-current	(31)	—	(31)	—	(31)
Total	$4,677	$491	$4,186	$—	$4,186

	December 31, 2025
	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$3,130	$357	$2,773	$—	$2,773
Total	$3,130	$357	$2,773	$—	$2,773

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of June 30, 2026, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	July 2026 - December 2026	NYMEX WTI	700	$75.18
	January 2027 - December 2027	NYMEX WTI	200	$65.00
Producer Costless Collars
	July 2026 - December 2026	NYMEX WTI	1,255	$62.57 Put / $84.41 Call
Natural Gas (MMBtu)
Fixed Price Swaps
	July 2026 - December 2026	NYMEX Henry Hub	15,925	$4.17
Producer Costless Collars
	July 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	July 2026 - December 2026	Mont Belvieu OPIS	490	$54.34

As of December 31, 2025, the Company's open derivative contracts consisted of oil and natural gas commodity derivative contracts under which it will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Oil and natural gas properties
Proved	$1,799,920	$1,759,943
Unproved	28,101	27,520
Total oil and natural gas properties	1,828,021	1,787,463
Less: accumulated depreciation, depletion and impairment	(1,464,076)	(1,446,824)
Net oil and natural gas properties capitalized costs	363,945	340,639

Land	200	200
Electrical infrastructure	122,380	122,380
Non-oil and natural gas equipment	1,626	1,626
Building and structures	3,603	3,603
Financing leases	1,159	1,345
Total	128,968	129,154
Less: accumulated depreciation and amortization	(56,347)	(53,505)
Other property, plant and equipment, net	72,621	75,649
Total property, plant and equipment, net	$436,566	$416,288

5. Acquisitions

On June 26, 2026, the Company entered into a purchase and sale agreement for the acquisition of certain producing assets and leasehold interests in the Cherokee Play of the Mid-Continent region for $65.0 million, subject to customary purchase price adjustments, and three contingent earn-out payments of $2.0 million each, based on exceeding the average daily spot price for West Texas Intermediate crude oil at certain price thresholds beginning July 1, 2026 and ending December 31, 2027. The Company expects to fund the acquisition with cash on hand. The acquisition is expected to close during the third quarter of 2026 and will be effective May 1, 2026.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and other accrued expenses	$14,559	$25,402
Production payable	30,748	29,221
Payroll and benefits	2,290	3,211
Taxes payable	1,433	1,203
Total accounts payable and accrued expenses	$49,030	$59,037

7. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of June 30, 2026. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred.

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

Pursuant to the Plan, certain securities claims against the Company were discharged without recovery. With respect to certain other securities claims relating to the Company and an affiliate, the Federal District Court (Western District of Oklahoma) in the second half of 2025 either dismissed, with prejudice, such actions or ruled favorably on the Company’s motion for summary judgment.

Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17.0 million with those defendants. Certain insurance carriers funded the $17.0 million settlement and subsequently requested reimbursement from the Company. The Company refused and filed an action in Oklahoma state court (SandRidge Energy, Inc. v. James D. Bennett, Matthew K. Grubb, Beasley Insurance Company, Inc., Old Republic Insurance Company, and Allied World National Assurance Company) seeking a declaratory judgment that the insurers were not entitled to indemnification; the insurers counterclaimed. Subsequently, the Company voluntarily dismissed its action. In line with the Company's position regarding the insurers’ claims, the Company filed motions in the United States Bankruptcy Court for the Southern District of Texas seeking to reopen the bankruptcy case and to obtain a declaration that the insurers’ claims were discharged under the September 2016 plan. The motions were denied and the Company appealed the bankruptcy court’s decision to the Southern District of the United States District Court of Texas (SandRidge Energy, Inc. Appellant vs. Beasley Insurance Company Inc. and Old Republic Insurance Company, Appellees); the appeal was denied in December of 2025 and the Company has appealed the District Court's decision to the United States Court of Appeals for the Fifth Circuit. Independent of the Company’s appeal to reopen the bankruptcy case, the insurers’ Oklahoma counterclaim is stayed, with no further development. The Company disputes any liability, as it believes it has meritorious defenses, and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any contingencies relating to this matter.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, the Company determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2025 and June 30, 2026, the Company had partially released its valuation allowance on our deferred tax assets by $78.3 million. The Company anticipates being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company did not recognize federal or state income tax expense or benefit for the three and six months ended June 30, 2026 or 2025.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 during 2016 that subjected certain of the Company’s tax attributes, including net operating losses ("NOLs"), to an IRC Section 382 limitation. This limitation has not resulted in cash taxes for any period subsequent to the ownership change. Since the 2016 ownership change, the Company has generated additional NOLs and other tax attributes that are not currently subject to an IRC Section 382 limitation. The Company's ability to use NOLs and other tax attributes to reduce taxable income and income taxes could be materially impacted by a future IRC 382 ownership change. Future transactions involving the Company's stock including those outside of the Company's control could cause an IRC 382 ownership change resulting in a limitation on tax attributes currently not limited and a more restrictive limitation on tax attributes currently subject to the previous IRC 382 limitation. The Company adopted the Tax Benefits Preservation Plan, as amended on March 16, 2021, June 20, 2023 and June 15, 2026, in order to protect the Company’s ability to use its tax NOLs and certain other tax benefits.

As of June 30, 2026, the Company had approximately $1.5 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.5 billion of federal NOL carryforwards, $0.6 billion expire during the years 2028 through 2037, while the remaining $0.9 billion do not have an expiration date.  In addition, the Company had approximately $0.9 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $0.9 billion in state NOL carryforwards, $198.2 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $644.8 million do not have an expiration date and $104.0 million expire during the years 2028 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at June 30, 2026 or December 31, 2025.

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

9. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300.0 million shares, which include 250.0 million shares of common stock, $0.001 par value per share (“common stock”), and 50.0 million shares of preferred stock, par value $0.001 per share. At June 30, 2026, the Company had 37.1 million shares of common stock issued and outstanding. Further, at June 30, 2026, the Company had 0.2 million shares of unvested restricted stock units, 0.1 million unvested stock options outstanding and an immaterial number of unvested restricted stock awards, performance share units and deferred stock units.

Omnibus Incentive Plan. On June 10, 2026, at the 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) of the Company, the Company’s stockholders approved the adoption of an amendment (the “Incentive Plan Amendment”) to the Company’s 2016 Omnibus Incentive Plan (as amended and restated, the “Omnibus Incentive Plan”), pursuant to which the expiration date of the Omnibus Incentive Plan was extended until June 10, 2036, the tenth anniversary of the date of stockholder approval of the Incentive Plan Amendment. The Company’s Board of Directors (the “Board”) previously approved the Incentive Plan Amendment, subject to stockholder approval at the 2026 Annual Meeting. The Incentive Plan Amendment became effective at the time of stockholder approval.

Share Repurchase Program. In May 2023, the Board approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any shares during the six months ended June 30, 2026, compared to 0.5 million shares repurchased for $6.0 million, at an average price of $10.89 per share, during the six months ended June 30, 2025.

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

The following table summarizes the Company’s dividends for the periods presented (in thousands except share and per share data):

	Quarterly Dividend per Share	Special Dividend per Share	Total per Share	Aggregate Cash Dividend Payments	Common Stock Issued in lieu of Cash Dividends
Q2 2026	$0.13	$0.20	$0.33	$10,642	143,343
Q1 2026	0.12	—	0.12	3,862	—
Total	$0.25	$0.20	$0.45	$14,504	143,343

Q2 2025	$0.11	$—	$0.11	$4,105	—
Q1 2025	0.11	—	0.11	4,086	—
Total	$0.22	$—	$0.22	$8,191	—

The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on July 13, 2020. On June 15, 2026, the Company entered into an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2026 to July 1, 2029. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the Tax Benefits Preservation Plan, dated as of July 1, 2020, as amended, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”). The Tax Benefits Preservation Plan will expire on the earliest of: (i) the time at which the Rights are redeemed pursuant to the Tax Benefits Preservation Plan, (ii) the time at which the Rights are exchanged pursuant to the Tax Benefits Preservation Plan, (iii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in Section 13(f) of the Tax Benefits Preservation Plan at which time the Rights are terminated, (iv) the time at which the Board determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes and (v) the close of business on July 1, 2029. The Board plans to request shareholder approval for the third amendment to the Tax Benefits Preservation plan at the 2027 annual meeting.

The Company adopted the Tax Benefits Preservation Plan, as amended on March 16, 2021, June 20, 2023 and June 15, 2026, in order to protect stockholder value against a possible limitation on the Company’s ability to use its tax NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent stockholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Revenues

The following table disaggregates the Company’s revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Oil	$31,327	$16,956	$56,398	$35,836
Natural gas	7,278	8,748	22,899	21,421
NGL	12,512	8,827	21,597	19,878
Total revenues	$51,117	$34,531	$100,894	$77,135

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheets for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of June 30, 2026, and December 31, 2025 and 2024, the Company had revenues receivable of $19.6 million, $16.7 million and $15.3 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three and six months ended June 30, 2026 or 2025, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of creditworthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Earnings per Share

The following table summarizes the calculation of weighted average shares of common stock outstanding used in the computation of diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares	Earnings per Share

	(In thousands, except per share amounts)
Three Months Ended June 30, 2026
Basic earnings per share	$26,693	36,906	$0.72
Effect of dilutive securities
Restricted stock units	—	59
Restricted stock awards	—	35
Performance share units(1)	—	—
Stock options	—	82
Diluted earnings per share(2)	$26,693	37,082	$0.72
Three Months Ended June 30, 2025
Basic earnings per share	$19,558	36,661	$0.53
Effect of dilutive securities
Restricted stock units	—	—
Restricted stock awards	—	16
Performance share units(1)	—	—
Stock options	—	—
Diluted earnings per share(2)	$19,558	36,677	$0.53

Six Months Ended June 30, 2026
Basic earnings per share	$45,363	36,838	$1.23
Effect of dilutive securities
Restricted stock units	—	89
Restricted stock awards	—	34
Performance share units(1)	—	—
Stock options	—	87
Diluted earnings per share(2)	$45,363	37,048	$1.22
Six Months Ended June 30, 2025
Basic earnings per share	$32,607	36,850	$0.88
Effect of dilutive securities
Restricted stock units	—	22
Restricted stock awards	—	12
Performance share units(1)	—	—
Stock options	—	—
Diluted earnings per share(2)	$32,607	36,884	$0.88
____________________

(1)The performance share unit awards are contingently issuable and are considered in the calculation of diluted earnings per share. The Company assesses the number of awards that would be issuable, if any, under the terms of the agreement if the end of the reporting period were the end of the contingency period.

(2)Incremental shares are excluded if their effect is antidilutive under the treasury stock method. The incremental shares of deferred stock units were excluded for the three and six months ended June 30, 2026 as their effect was antidilutive under the treasury stock method.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Subsequent Events

On August 4, 2026, the Board declared a dividend of $0.13 per share of the Company’s common stock, which stockholders can elect to receive in cash or additional shares of common stock by enrolling in the Company’s previously announced Dividend Reinvestment Plan, payable on August 31, 2026 to stockholders of record on August 19, 2026.

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

The financial information with respect to the three and six months ended June 30, 2026 and 2025, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three and six months ended June 30, 2026 and 2025:

Total Production (MBoe)
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
1,797
328
892
577
1,619
270
801
548
3,468
681
1,723
1,064
3,226
540
1,587
1,099
Oil
Natural Gas
NGL
Q2 2026
Q2 2025
Six Mo. Ended June 30, 2026
Six Mo. Ended June 30, 2025

Total MBoe production for the three months ended June 30, 2026 was comprised of approximately 18.3% oil, 49.6% natural gas and 32.1% NGL compared to 16.7% oil, 49.4% natural gas and 33.9% NGL in the second quarter of 2025. Total MBoe production for the six months ended June 30, 2026 was comprised of approximately 19.6% oil, 49.7% natural gas and 30.7% NGL compared to 16.7% oil, 49.2% natural gas and 34.1% NGL in the first half of 2025.

Recent Events

•On June 26, 2026, the Company entered into a purchase and sale agreement for the acquisition of certain producing assets and leasehold interests in the Cherokee Play of the Mid-Continent region for $65.0 million, subject to customary purchase price adjustments, and three contingent earn-out payments of $2.0 million each, based on exceeding the average daily spot price for West Texas Intermediate crude oil at certain price thresholds beginning July 1, 2026 and ending December 31, 2027. The Company expects to fund the acquisition with cash on hand. The acquisition is expected to close during the third quarter of 2026 and will be effective May 1, 2026.

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

	Three-month periods ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
NYMEX Oil (per Bbl)	$95.65	$72.74	$59.62	$65.78	$64.57
NYMEX Natural gas (per Mcf)	$3.06	$4.89	$3.87	$3.15	$3.31

In order to reduce our exposure to price fluctuations, from time to time we may enter into commodity derivative contracts for a portion of our anticipated future oil, natural gas and NGL production as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” During periods where the strike prices for our commodity derivative contracts are below market prices at the time of settlement, we may not fully benefit from increases in the market price of oil, natural gas and NGL. Conversely, during periods of declining oil, natural gas and NGL market prices, our commodity derivative contracts may partially offset declining revenues and cash flows to the extent strike prices for our contracts are above market prices at the time of settlement. See “Note 3 — Derivatives” to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our commodity derivatives.

Revenues

Consolidated revenues are presented in the table below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Oil	$31,327	$16,956	$14,371	$56,398	$35,836	$20,562
Natural gas	7,278	8,748	(1,470)	22,899	21,421	1,478
NGL	12,512	8,827	3,685	21,597	19,878	1,719
Total revenues	$51,117	$34,531	$16,586	$100,894	$77,135	$23,759

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information is shown in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,

	2026	2025	Change	2026	2025	Change
Production data
Oil (MBbls)	328	270	58	681	540	141
Natural gas (MMcf)	5,349	4,801	548	10,337	9,520	817
NGL (MBbls)	577	548	29	1,064	1,099	(35)
Total volumes (MBoe)	1,797	1,619	178	3,468	3,226	242
Average daily total volumes (MBoe/d)	19.7	17.8	1.9	19.2	17.8	1.4
Average prices—as reported(1)
Oil (per Bbl)	$95.35	$62.80	$32.55	$82.80	$66.34	$16.46
Natural gas (per Mcf)	$1.36	$1.82	$(0.46)	$2.22	$2.25	$(0.03)
NGL (per Bbl)	$21.68	$16.10	$5.58	$20.29	$18.09	$2.20
Total (per Boe)	$28.45	$21.33	$7.12	$29.09	$23.91	$5.18
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$86.38	$64.13	$22.25	$77.38	$67.02	$10.36
Natural gas (per Mcf)	$1.75	$2.05	$(0.30)	$2.50	$2.36	$0.14
NGL (per Bbl)	$21.72	$16.18	$5.54	$20.31	$17.97	$2.34
Total (per Boe)	$27.97	$22.25	$5.72	$28.88	$24.32	$4.56
__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold are shown in the table below (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
2025 oil, natural gas and NGL revenues	$34,531	$77,135
Change due to production volumes	6,948	12,779
Change due to average prices	9,638	10,980
2026 oil, natural gas and NGL revenues	$51,117	$100,894

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

Lease operating expenses	$10,302	$6,556	$3,746	$21,089	$17,473	$3,616
Production, ad valorem, and other taxes	3,210	2,158	1,052	6,231	5,257	974
Depreciation and depletion—oil and natural gas	10,494	8,290	2,204	20,314	16,706	3,608
Depreciation and amortization—other	1,624	1,612	12	3,247	3,215	32
Total operating expenses	$25,630	$18,616	$7,014	$50,881	$42,651	$8,230

Lease operating expenses ($/Boe)	$5.73	$4.05	$1.68	$6.08	$5.42	$0.66
Production, ad valorem, and other taxes ($/Boe)	$1.79	$1.33	$0.46	$1.80	$1.63	$0.17
Depreciation and depletion—oil and natural gas ($/Boe)	$5.84	$5.12	$0.72	$5.86	$5.18	$0.68
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	6.3%	6.2%	0.1%	6.2%	6.8%	(0.6)%

Lease operating expenses for the three and six months ended June 30, 2026 increased in total and per BOE compared to the three and six months ended June 30, 2025 primarily due to a $2.1 million one-time non-cash adjustment during the three and six months ended June 30, 2025 of an operating accrual dating back to the Company’s emergence from bankruptcy (see Note 1—Basis of Presentation to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for further information).

Production, ad valorem, and other taxes for the three and six months ended June 30, 2026 increased in total compared with the three and six months ended June 30, 2025 primarily due to higher average commodity prices, sales volumes, and related revenues. Production, ad valorem, and other taxes per BOE increased for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025 primarily due to higher average commodity prices.

The increase in depreciation and depletion for oil and natural gas properties for the three and six months ended June 30, 2026 versus the same period in 2025 was primarily the result of an increase in sales volumes and our depletion rate.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at June 30, 2026 were $71.90 per barrel of oil and $3.64 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three or six months ended June 30, 2026 or 2025. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended July 31, 2026, as well as two months of NYMEX strip pricing for August and September of 2026 as of July 30, 2026, we estimate the SEC prices utilized in the September 30, 2026 full cost ceiling test may be $75.25 per barrel of oil and $3.62 per MMBtu of natural gas (the "estimated third quarter prices"). Applying these estimated third quarter prices, and holding all other inputs constant to those used in the calculation of our June 30, 2026 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the third quarter of 2026.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

General and administrative	$3,769	$3,028	$741	$6,757	$6,881	$(124)
Restructuring expenses	(14)	412	(426)	132	452	(320)
(Gain) loss on derivative contracts	(4,222)	(6,059)	1,837	(696)	(3,572)	2,876
Other operating (income) expense	(3)	—	(3)	7	—	7
Total other operating expenses	$(470)	$(2,619)	$2,149	$6,200	$3,761	$2,439

General and administrative expenses increased for the three months ended June 30, 2026 versus the same period in 2025 primarily as a result of increased professional fees and other costs. General and administrative expenses for the six months ended June 30, 2026 were consistent with the same period in 2025.

The following table summarizes derivative activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

(Gain) loss on derivative contracts	$(4,222)	$(6,059)	$(696)	$(3,572)
Settlement gains (losses) on derivative contracts	$(847)	$1,478	$(717)	$1,319

Our derivative contracts were not designated as accounting hedges and, as a result, changes in their fair values were recorded each quarter as a component of operating expenses. Internally, management has historically viewed the settlement of commodity derivative contracts at contractual maturity as adjustments to the price received for oil, natural gas and NGL production to determine “effective prices.” In general, cash is received on settlement of contracts due to lower oil, natural gas and NGL prices at the time of settlement, compared to the contract price for our commodity derivative contracts; and, cash is paid on settlement of contracts due to higher oil, natural gas and NGL prices at the time of settlement, compared to the contract price for our commodity derivative contracts. See further discussion of derivative contracts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in Part I of this Quarterly Report.

Other Income (Expense)

Our other income (expense) is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense)
Interest income (expense), net	$735	$1,027	$1,549	$1,887
Other income (expense), net	1	(3)	1	(3)
Total other income	$736	$1,024	$1,550	$1,884

Interest income, net during the three and six month periods ended June 30, 2026 and 2025 is primarily comprised of interest income on cash deposits.

Liquidity and Capital Resources

As of June 30, 2026, our cash and cash equivalents, including restricted cash, was $114.7 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of June 30, 2026.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

Decreases in accounts payable and accrued expenses are the primary driver of the increase in working capital to $93.9 million at June 30, 2026 compared to $79.8 million at December 31, 2025.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows are presented in the following table and discussed below (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$62,195	$43,181
Cash flows used in investing activities	(44,344)	(23,745)
Cash flows used in financing activities	(15,504)	(14,748)
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,347	$4,688

Cash Flows from Operating Activities

The increase in cash flows from operations for the six months ended June 30, 2026 compared to the same period in 2025 is primarily due to an increase in revenues from higher average oil and NGL prices and higher sales volumes from our development program in the Cherokee Play of the Mid-Con.

Cash Flows from Investing Activities

Capital expenditures and acquisitions of oil and gas properties are summarized below (in thousands):

	Six Months Ended June 30,
	2026	2025
Capital Expenditures
Drilling, completion, and capital workovers	$33,672	$24,533
Leasehold and geophysical	2,585	3,151
Capital expenditures (on an accrual basis)	36,257	27,684
Acquisition of oil and natural gas assets	5,132	4,427
Capital expenditures, including acquisitions	41,389	32,111
Changes in accounts payable and accrued expenses	3,802	(5,670)
Inventory material transfers to oil and natural gas properties	—	(3)
Total cash paid for capital expenditures	$45,191	$26,438

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 consisted of $14.5 million in cash dividends, $0.5 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.4 million. Since 2023, the Company has paid cash dividends totaling $184.2 million and issued 0.2 million shares in lieu of cash dividends under the Dividend Reinvestment Program, which represents $3.70 per share in special dividends and $1.35 per share in quarterly dividends for a total of $5.05 per share in total dividends. Cash used in financing activities for the six months ended June 30, 2025 consisted primarily of $8.2 million in cash dividends, $5.9 million in repurchases of common stock, finance lease payments of $0.4 million, and $0.2 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At June 30, 2026, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2025 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first six months of 2026.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk is also discussed.

Commodity Price Risk. Our most significant market risk relates to the prices we receive for our oil, natural gas and NGLs. Due to the historical price volatility of these commodities, from time to time we have historically entered into, depending upon our view of opportunities under the then-prevailing current market conditions, commodity derivative contracts for a portion of our anticipated production volumes for the purpose of reducing the impact of the variability of oil and natural gas prices.

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. As of June 30, 2026, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	July 2026 - December 2026	NYMEX WTI	700	$75.18
	January 2027 - December 2027	NYMEX WTI	200	$65.00
Producer Costless Collars
	July 2026 - December 2026	NYMEX WTI	1,255	$62.57 Put / $84.41 Call
Natural Gas (MMBtu)
Fixed Price Swaps
	July 2026 - December 2026	NYMEX Henry Hub	15,925	$4.17
Producer Costless Collars
	July 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	July 2026 - December 2026	Mont Belvieu OPIS	490	$54.34

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

The following table summarizes derivative activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Gain) loss on derivative contracts	$(4,222)	$(6,059)	$(696)	$(3,572)
Settlement gains (losses) on derivative contracts	$(847)	$1,478	$(717)	$1,319

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table presents a summary of share repurchases made by the Company during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
April 1, 2026 - April 30, 2026	3,532	$15.45	—	$68.3
May 1, 2026 - May 31, 2026	4,978	$15.27	—	$68.3
June 1, 2026 - June 30, 2026	—	$—	—	$68.3
	8,510		—

(1) Includes 8,510 shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of SandRidge Energy, Inc., et al., dated September 19, 2016	8-A	001-33784	2.1	10/4/2016
2.2	Purchase and Sale Agreement, dated June 26, 2026, by and among SandRidge Exploration and Production, LLC, Rockies Resources Holdings LLC and Rockies Resources Agent Corp.	8-K	001-33784	2.1	6/29/2026
3.1	Amended and Restated Certificate of Incorporation of SandRidge Energy, Inc.	8-A	001-33784	3.1	10/4/2016
3.2	Amended and Restated Bylaws of SandRidge Energy, Inc.	8-A	001-33784	3.2	10/4/2016
4.1	Third Amendment to Tax Benefits Preservation Plan, dated June 15, 2026, between SandRidge Energy, Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) as Rights Agent	8-K	001-33784	4.1	6/16/2026
10.1	SandRidge Energy, Inc. 2016 Omnibus Incentive Plan, as amended	8-K	001-33784	10.1	6/16/2026
31.1	Section 302 Certification—Chief Executive Officer					*
31.2	Section 302 Certification—Chief Financial Officer					*
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SandRidge Energy, Inc.

Date: August 6, 2026	By:	/s/ Jonathan Frates
Jonathan Frates Executive Vice President and Chief Financial Officer (Principal Financial Officer)