Form 10-Q
period 2026-09-30
SANDRIDGE ENERGY INC
filed 2026-11-05
CIK 1349436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 29, 2026, was 37,107,240.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2026

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$68,666	$110,998
Restricted cash	1,346	1,347
Accounts receivable, net	36,486	26,186
Derivative contracts	—	2,773
Prepaid expenses	1,526	748
Other current assets	3,456	5,806
Total current assets	111,480	147,858
Oil and natural gas properties, using full cost method of accounting
Proved	1,885,455	1,759,943
Unproved	26,154	27,520
Less: accumulated depreciation, depletion and impairment	(1,475,380)	(1,446,824)
Net oil and natural gas properties	436,229	340,639
Other property, plant and equipment, net	71,017	75,649
Other assets	1,423	1,539
Deferred tax assets, net of valuation allowance	92,554	78,336
Total assets	$712,703	$644,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$60,418	$59,037
Derivative contracts	4,201	—
Asset retirement obligations	7,856	8,098
Other current liabilities	669	905
Total current liabilities	73,144	68,040
Derivative contracts	1,156	—
Asset retirement obligations	68,304	64,293
Other long-term obligations	563	817
Total liabilities	143,167	133,150
Commitments and contingencies (Note 7)
Stockholders’ Equity
Common stock, $0.001 par value; 250,000 shares authorized; 37,107 issued and outstanding at September 30, 2026 and 36,825 issued and outstanding at December 31, 2025	37	37
Additional paid-in capital	963,279	980,592
Accumulated deficit	(393,780)	(469,758)
Total stockholders’ equity	569,536	510,871
Total liabilities and stockholders’ equity	$712,703	$644,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Oil, natural gas and NGL	$54,416	$39,822	$155,310	$116,957
Total revenues	54,416	39,822	155,310	116,957
Expenses
Lease operating expenses	11,049	10,911	32,138	28,384
Production, ad valorem, and other taxes	3,297	2,155	9,528	7,412
Depreciation and depletion — oil and natural gas	13,032	9,400	33,346	26,106
Depreciation and amortization — other	1,600	1,638	4,847	4,853
General and administrative	3,139	2,737	9,896	9,618
Restructuring expenses	176	305	308	757
(Gain) loss on derivative contracts	6,392	(2,364)	5,696	(5,936)
Other operating (income) expense, net	1	—	8	—
Total expenses	38,686	24,782	95,767	71,194
Income from operations	15,730	15,040	59,543	45,763
Other income (expense)
Interest income (expense), net	666	916	2,215	2,803
Other income (expense), net	1	(3)	2	(6)
Total other income (expense)	667	913	2,217	2,797
Income (loss) before income taxes	16,397	15,953	61,760	48,560
Income tax (benefit) expense	(14,218)	—	(14,218)	—
Net income (loss)	$30,615	$15,953	$75,978	$48,560
Net income (loss) per share
Basic	$0.83	$0.44	$2.06	$1.32
Diluted	$0.82	$0.43	$2.05	$1.32
Weighted average number of common shares outstanding
Basic	37,044	36,671	36,908	36,789
Diluted	37,190	36,708	37,115	36,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Nine Months Ended September 30, 2026
Balance at January 1, 2026	36,825	$37	$980,592	$(469,758)	$510,871
Issuance of stock awards, net of cancellations	50	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(405)	—	(405)
Stock-based compensation	—	—	702	—	702
Dividends paid to stockholders	—	—	(3,868)	—	(3,868)
Net income	—	—	—	18,670	18,670
Balance at March 31, 2026	36,875	37	977,021	(451,088)	525,970
Issuance of stock awards, net of cancellations	57	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(130)	—	(130)
Stock-based compensation	—	—	771	—	771
Dividends paid to stockholders	—	—	(10,635)	—	(10,635)
Dividend reinvestments	143	—	—	—	—
Repurchases of common stock, including excise tax	—	—	12	—	12
Net income	—	—	—	26,693	26,693
Balance at June 30, 2026	37,075	37	967,039	(424,395)	542,681
Issuance of stock awards, net of cancellations	4	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(23)	—	(23)
Stock-based compensation	—	—	726	—	726
Dividends paid to stockholders	—	—	(4,463)	—	(4,463)
Dividend reinvestments	28	—	—	—	—
Net income	—	—	—	30,615	30,615
Balance at September 30, 2026	37,107	$37	$963,279	$(393,780)	$569,536
Nine Months Ended September 30, 2025
Balance at January 1, 2025	37,203	$37	$1,000,455	$(539,961)	$460,531
Issuance of stock awards, net of cancellations	26	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(146)	—	(146)
Stock-based compensation	—	—	650	—	650
Dividends paid to stockholders	—	—	(4,077)	—	(4,077)
Repurchases of common stock, including excise tax	(452)	—	(5,094)	—	(5,094)
Net income	—	—	—	13,049	13,049
Balance at March 31, 2025	36,777	37	991,788	(526,912)	464,913
Issuance of stock awards, net of cancellations	72	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(78)	—	(78)
Stock-based compensation	—	—	720	—	720
Dividends paid to stockholders	—	—	(4,066)	—	(4,066)
Repurchases of common stock, including excise tax	(97)	—	(880)	—	(880)
Net income	—	—	—	19,558	19,558
Balance at June 30, 2025	36,752	37	987,484	(507,354)	480,167
Issuance of stock awards, net of cancellations	17	—	—	—	—
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	—	—	(19)	—	(19)
Stock-based compensation	—	—	688	—	688
Dividends paid to stockholders	—	—	(3,859)	—	(3,859)
Dividend reinvestments	51	—	—	—	—
Repurchases of common stock, including excise tax	(47)	—	(481)	—	(481)
Net income	—	—	—	15,953	15,953
Balance at September 30, 2025	36,773	$37	$983,813	$(491,401)	$492,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,978	$48,560
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	38,193	30,959
Deferred income taxes	(14,218)	—
(Gain) loss on derivative contracts	5,696	(5,936)
Settlement gains (losses) on derivative contracts	338	3,980
Stock-based compensation	2,199	2,058
Other	156	219
Changes in operating assets and liabilities	(14,016)	(11,390)
Net cash provided by operating activities	94,326	68,450
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(61,715)	(41,361)
Acquisition of oil and natural gas assets	(56,775)	(7,790)
Purchase of other property and equipment	—	(562)
Sales tax refund on completion costs	—	2,800
Proceeds from sale of assets	1,965	785
Net cash used in investing activities	(116,525)	(46,128)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders	(18,937)	(12,014)
Reduction of financing lease liability	(598)	(586)
Repurchases of common stock, including excise tax	(41)	(6,403)
Tax withholdings paid in exchange for shares withheld on employee vested stock awards	(558)	(243)
Net cash used in financing activities	(20,134)	(19,246)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS and RESTRICTED CASH	(42,333)	3,076
CASH, CASH EQUIVALENTS and RESTRICTED CASH, beginning of year	112,345	99,511
CASH, CASH EQUIVALENTS and RESTRICTED CASH, end of period	$70,012	$102,587
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$(433)	$(228)
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures for property, plant and equipment in accounts payable and accrued expenses	$10,566	$10,456
Non-cash acquisition purchase price adjustments	$8,540	$241
Right-of-use assets obtained in exchange for financing lease obligations	$182	$229
Inventory material transfers to oil and natural gas properties	$—	$3
Asset retirement obligation capitalized	$69	$40
Asset retirement obligation removed due to divestiture	$—	$(288)
Decrease (increase) in excise tax payable on repurchases of common stock	$53	$(52)
Decrease (increase) in dividends payable	$(29)	$12
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Nature of Business. SandRidge Energy, Inc. is an oil and natural gas acquisition, development and production company headquartered in Oklahoma City, Oklahoma, and organized in 2006 with a principal focus on developing and producing hydrocarbon resources in the United States.

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

Cash and Cash Equivalents. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents as these instruments are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period. Additionally, the Company considers demand deposits or accounts that have the general characteristics of demand deposits where the Company may deposit additional funds at any time and also effectively withdraw funds at any time without prior notice or penalty to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $68.7 million and $111.0 million in cash and cash equivalents, respectively.

Restricted Cash. The Company maintains funds related to collateralized letters of credit and secured credit cards. As of September 30, 2026 and December 31, 2025, the Company had $1.3 million in restricted cash.

Out of Period Correction. The Company’s December 31, 2025 accounts payable and other accrued expenses balance reflects $5.1 million of non-recurring, non-cash adjustments of operating accruals dating as far back as the Company’s emergence from bankruptcy, of which $2.1 million was recorded in the second quarter of 2025. The $2.1 million adjustment reduced our lease operating expenses for the nine months ended September 30, 2025 and is not material to the current period or prior periods.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Segments. The Company’s chief operating decision maker regularly reviews total assets, which were $712.7 million and $644.0 million as of September 30, 2026 and December 31, 2025, respectively. The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Oil	$31,561	$22,415	$87,959	$58,251
Natural gas	9,275	8,517	32,174	29,938
NGL	13,580	8,890	35,177	28,768
Total revenues	54,416	39,822	155,310	116,957
Expenses
Lease operating expenses	11,049	10,911	32,138	28,384
Production, ad valorem, and other taxes	3,297	2,155	9,528	7,412
Depreciation and depletion—oil and natural gas	13,032	9,400	33,346	26,106
Depreciation and amortization—other	1,600	1,638	4,847	4,853
General and administrative	3,139	2,737	9,896	9,618
Restructuring expenses	176	305	308	757
(Gain) loss on derivative contracts	6,392	(2,364)	5,696	(5,936)
Other operating (income) expense	1	—	8	—
Total expenses	38,686	24,782	95,767	71,194
Income (loss) from operations	15,730	15,040	59,543	45,763
Other income (expense)
Interest income (expense), net	666	916	2,215	2,803
Other income (expense), net	1	(3)	2	(6)
Total other income (expense)	667	913	2,217	2,797
Income (loss) before income taxes	16,397	15,953	61,760	48,560
Income tax (benefit)	(14,218)	—	(14,218)	—
Net income (loss)	$30,615	$15,953	$75,978	$48,560

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
2. Fair Value Measurements

The Company measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and other current liabilities included in the condensed consolidated balance sheets approximated fair value at September 30, 2026 and December 31, 2025.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, considers the market for the Company’s financial assets and liabilities, the associated credit risk and other factors. The Company considers active markets as those in which transactions for the assets and liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company had assets classified in Level 2 and 3 of the hierarchy as of September 30, 2026, and December 31, 2025.

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

Contingent Consideration.  The Company is required to make up to three contingent earn-out payments of $2.0 million each, related to the August 2026 acquisition of certain producing assets and leasehold interests in the Cherokee Play of the Mid-Continent region, based on the average daily spot price for West Texas Intermediate (“WTI”) crude oil exceeding certain price thresholds beginning July 1, 2026 and ending December 31, 2027 (the “Contingent Consideration”). The three contingent earn-out payments are for the periods from July 1, 2026 to December 31, 2026, January 1, 2027 to June 30, 2027 and July 1, 2027 to December 31, 2027 with strike prices of $85.00 per Bbl, $80.00 per Bbl and $75.00 per Bbl, respectively. The Company bifurcated the Contingent Consideration from the host contract and accounted for it separately at fair value. The fair value of the Contingent Consideration is determined using a Monte Carlo simulation model using significant inputs such as historical and futures prices for crude oil, volatility factors, and discount rates. The Company determined these were Level 2 fair value inputs that are either readily available in the public market or can be corroborated from active markets. See “Note 3—Derivatives” for additional information.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Level 3 Fair Value Measurements

Acquisition. The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its oil and natural gas properties acquired. The Company recognized the assets acquired in its acquisition at cost on a relative fair value basis (see “Note 5 — Acquisitions” for additional information). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its oil and natural gas properties were determined using NYMEX forward strip prices as of the closing date of the acquisition. The estimated future cash flows also included assumptions including estimates of production from the oil and natural gas properties, future operating expenses, development costs and income taxes of the acquired properties and risk adjusted discount rates.

Fair Value - Recurring Measurement Basis

The following table summarizes the Company’s liabilities measured at fair value on a recurring basis by the fair value hierarchy as of September 30, 2026 (in thousands):

	Fair Value Measurements			Netting (1)	Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Commodity derivative contracts	$—	$(3,025)	$—	$(1,243)	$(1,782)
Contingent Consideration	—	(3,575)	—	—	(3,575)
Total	$—	$(6,600)	$—	$(1,243)	$(5,357)

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Embedded Derivative

The Company determined that the Contingent Consideration associated with the August 2026 acquisition of certain producing assets and leasehold interests in the Cherokee Play of the Mid-Continent region meets the criteria for an embedded derivative. Therefore, the Company bifurcated the Contingent Consideration from the host contract and recognized it separately at fair value. The Contingent Consideration is marked-to-market each reporting period, with changes in fair value recognized in the (Gain) loss on derivative contracts line item in the condensed consolidated income statements. See “Note 5—Acquisitions” for additional information.

The following table summarizes derivative activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Gain) loss on commodity derivatives	$4,914	$(2,364)	$4,218	$(5,936)
(Gain) loss on Contingent Consideration	1,478	—	1,478	—
(Gain) loss on derivative contracts	$6,392	$(2,364)	$5,696	$(5,936)

Settlement gains (losses) on derivative contracts	$1,055	$2,661	$338	$3,980

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

Because the Company did not designate any of its commodity derivative contracts as hedges for accounting purposes, changes in the fair value of the derivative contracts were recognized as gains and losses in the earnings of the relevant period. Changes in fair value were principally measured based on a comparison of future prices to the contract price at the end of the period and through the Black-Scholes or other similar valuation method in the case of options.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following tables summarize (i) the Company's derivative contracts on a gross basis, (ii) the effects of netting assets and liabilities for which the right of offset exists based on master netting arrangements, (iii) the financial collateral, if any, associated with the Company’s commodity contracts, and (iv) the Company’s net derivative asset and liability positions as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets (Liabilities)
Derivative contracts - current	$(2,846)	$(1,243)	$(1,603)	$—	$(1,603)
Contingent Consideration - current	(2,598)	—	(2,598)	—	(2,598)
Total current derivatives	(5,444)	(1,243)	(4,201)	—	(4,201)

Derivative contracts - non-current	(179)	—	(179)	—	(179)
Contingent Consideration - non-current	(977)	—	(977)	—	(977)
Total non-current derivatives	(1,156)	—	(1,156)	—	(1,156)
Total	$(6,600)	$(1,243)	$(5,357)	$—	$(5,357)

	December 31, 2025
	Gross Amounts	Gross Amounts Offset	Amounts Net of Offset	Financial Collateral	Net Amount
Assets
Derivative contracts - current	$3,130	$357	$2,773	$—	$2,773
Total	$3,130	$357	$2,773	$—	$2,773

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of September 30, 2026, the Company's open commodity derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	October 2026 - December 2026	NYMEX WTI	700	$75.18
	January 2027 - December 2027	NYMEX WTI	200	$65.00
Producer Costless Collars
	October 2026 - December 2026	NYMEX WTI	1,255	$62.57 Put / $84.41 Call
Natural Gas (MMBtu)
Fixed Price Swaps
	October 2026 - December 2026	NYMEX Henry Hub	14,400	$4.18
Producer Costless Collars
	October 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	October 2026 - December 2026	Mont Belvieu OPIS	490	$54.34

As of December 31, 2025, the Company's open commodity derivative contracts consisted of oil and natural gas commodity derivative contracts under which it will receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume. These commodity derivative contracts consisted of the following:

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Oil and natural gas properties
Proved	$1,885,455	$1,759,943
Unproved	26,154	27,520
Total oil and natural gas properties	1,911,609	1,787,463
Less: accumulated depreciation, depletion and impairment	(1,475,380)	(1,446,824)
Net oil and natural gas properties capitalized costs	436,229	340,639

Land	200	200
Electrical infrastructure	122,380	122,380
Non-oil and natural gas equipment	1,626	1,626
Building and structures	3,603	3,603
Financing leases	976	1,345
Total	128,785	129,154
Less: accumulated depreciation and amortization	(57,768)	(53,505)
Other property, plant and equipment, net	71,017	75,649
Total property, plant and equipment, net	$507,246	$416,288

5. Acquisitions

In August 2026, the Company closed the previously announced acquisition of certain producing assets and leasehold interests in the Cherokee Play of the Mid-Continent region for $65.0 million, before customary purchase price adjustments, and three contingent earn-out payments of $2.0 million each, based on the average daily spot price for WTI crude oil exceeding certain price thresholds beginning July 1, 2026 and ending December 31, 2027. The Company funded the acquisition with cash on hand. This acquisition has been accounted for as an asset acquisition in accordance with ASC 805, Business Combinations. The fair value of the consideration paid by the Company and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on the Company’s books as of the date of closing. Determining the fair value of the assets acquired and liabilities assumed requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of oil and natural gas properties. The inputs and assumptions related to the oil and natural gas properties are categorized as Level 3 within the fair value hierarchy. The acquisition was effective May 1, 2026. See “Note 2—Fair Value Measurements” for additional information on the contingent earn-out payments.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table represents the allocation of the total cost of the acquisition to the assets acquired and liabilities assumed before customary post-closing adjustments (in thousands):

Total Consideration
Cash paid	$47,944

Allocation of Total Consideration
Assets
Oil and natural gas properties	$56,484
Total assets acquired	$56,484

Liabilities(1)
Accounts payable and accrued expenses	$6,443
Contingent Consideration	2,097
Total liabilities assumed	8,540
Net Assets acquired and liabilities assumed	$47,944
(1)Asset retirement obligations assumed were de minimis.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and other accrued expenses	$20,235	$25,402
Production payable	35,870	29,221
Payroll and benefits	2,522	3,211
Taxes payable	1,791	1,203
Total accounts payable and accrued expenses	$60,418	$59,037

7. Commitments and Contingencies

Included below is a discussion of the Company's various future commitments and contingencies as of September 30, 2026. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company continuously assesses the potential liability related to the Company's pending litigation and revises its estimates when additional information becomes available. Additionally, the Company currently expenses all legal costs as they are incurred.

Legal Proceedings. As previously disclosed on May 16, 2016, the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court confirmed the joint plan of reorganization (the “Plan”) of the Debtors on September 9, 2016, and the Debtors subsequently emerged from bankruptcy on October 4, 2016.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Separately, the Company had received a demand by two of the settling individual defendants to fund a proposed settlement of $17.0 million with those defendants. Certain insurance carriers funded the $17.0 million settlement and subsequently requested reimbursement from the Company. The Company refused and filed an action in Oklahoma state court (SandRidge Energy, Inc. v. James D. Bennett, Matthew K. Grubb, Beasley Insurance Company, Inc., Old Republic Insurance Company, and Allied World National Assurance Company) seeking a declaratory judgment that the insurers were not entitled to indemnification; the insurers counterclaimed. Subsequently, the Company voluntarily dismissed its action. In line with the Company's position regarding the insurers’ claims, the Company filed motions in the United States Bankruptcy Court for the Southern District of Texas seeking to reopen the bankruptcy case and to obtain a declaration that the insurers’ claims were discharged under the Plan. The motions were denied and the Company appealed the bankruptcy court’s decision to the Southern District of the United States District Court of Texas (SandRidge Energy, Inc. Appellant v. Beasley Insurance Company Inc. and Old Republic Insurance Company, Appellees); the appeal was denied in December of 2025 and the Company has appealed the District Court's decision to the United States Court of Appeals for the Fifth Circuit. Independent of the Company’s appeal to reopen the bankruptcy case, the insurers’ Oklahoma counterclaim is stayed, with no further development. The Company disputes any liability, as it believes it has meritorious defenses, and intends to continue to vigorously defend against this claim. Considering the status of this matter, and the facts, circumstances and legal theories thereto, the Company is not able to determine the likelihood of an outcome. The Company has not established any contingencies relating to this matter.

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

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. In prior years, the Company determined that the deferred tax assets did not meet the more likely than not threshold of being utilized and thus recorded a valuation allowance. As of December 31, 2025, the Company had partially released its valuation allowance on its deferred tax assets by $78.3 million. As of September 30, 2026, the Company anticipates being able to utilize additional deferred tax assets based on the generation of future income, and therefore the Company released an additional valuation allowance of $14.2 million on its deferred tax assets. The Company anticipates being able to utilize these deferred tax assets based on the generation of future income. A change in the estimate of future income could cause the valuation allowance to be adjusted in subsequent periods. The Company recorded federal and state income tax benefits of $12.0 million and $2.2 million, respectively, for the three and nine months ended September 30, 2026. The Company did not recognize federal or state income tax expense or benefit for the three and nine months ended September 30, 2025.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
As of September 30, 2026, the Company had approximately $1.5 billion of federal NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $1.5 billion of federal NOL carryforwards, $0.6 billion expire during the years 2028 through 2037, while the remaining $0.9 billion do not have an expiration date. In addition, the Company had approximately $0.9 billion of state NOL carryforwards, net of NOLs expected to expire unused due to the 2016 IRC Section 382 limitation. Of the $0.9 billion in state NOL carryforwards, $198.1 million are derived from states the Company currently does not operate in. Of the remaining state NOL carryforwards, $644.8 million do not have an expiration date, and $90.9 million expire during the years 2028 through 2037. Additionally, the Company had federal tax credits in excess of $33.5 million which begin expiring in 2029.

The Company did not have unrecognized tax benefits at September 30, 2026 or December 31, 2025.

The Company’s only taxing jurisdiction is the United States (federal and state). As of September 30, 2026, the Company’s tax years 2022 to present remain open for federal examination. Additionally, tax years 2005 through 2021 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but are generally from three to five years.

9. Equity

Capital Stock and Equity Awards. Our authorized capital stock consists of 300.0 million shares, which include 250.0 million shares of common stock, $0.001 par value per share (“common stock”), and 50.0 million shares of preferred stock, par value $0.001 per share. At September 30, 2026, the Company had 37.1 million shares of common stock issued and outstanding. Further, at September 30, 2026, the Company had 0.2 million shares of unvested restricted stock units outstanding and an immaterial number of unvested restricted stock awards, performance share units and deferred stock units.

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

Share Repurchase Program. In May 2023, the Board approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to an aggregate of $75.0 million of the Company’s outstanding common stock with the Company’s cash on hand. Purchases under the Program are intended to meet the requirements of Rule 10b5-1 of the Exchange Act. The Program does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time. The Company did not repurchase any shares during the nine months ended September 30, 2026, compared to 0.6 million shares repurchased for $6.4 million, at an average price of $10.72 per share, during the nine months ended September 30, 2025.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table summarizes the Company’s dividends for the periods presented (in thousands except share and per share data):

	Quarterly Dividend per Share	Special Dividend per Share	Total per Share	Aggregate Cash Dividend Payments	Common Stock Issued in lieu of Cash Dividends
Q3 2026	$0.13	$—	$0.13	$4,433	27,522
Q2 2026	0.13	0.20	0.33	10,642	143,343
Q1 2026	0.12	—	0.12	3,862	—
Total	$0.38	$0.20	$0.58	$18,937	170,865

Q3 2025	$0.12	$—	$0.12	$3,823	51,401
Q2 2025	0.11	—	0.11	4,105	—
Q1 2025	0.11	—	0.11	4,086	—
Total	$0.34	$—	$0.34	$12,014	51,401

The Tax Benefits Preservation Plan. On July 1, 2020, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on July 13, 2020. On June 15, 2026, the Company entered into an amendment to the Tax Benefits Preservation Plan to extend the expiration time of the Tax Benefits Preservation Plan from July 1, 2026 to July 1, 2029. Each Right entitles its holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $5.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the Tax Benefits Preservation Plan, dated as of July 1, 2020, as amended, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (and any successor rights agent, the “Rights Agent”). The Tax Benefits Preservation Plan will expire on the earliest of: (i) the time at which the Rights are redeemed pursuant to the Tax Benefits Preservation Plan, (ii) the time at which the Rights are exchanged pursuant to the Tax Benefits Preservation Plan, (iii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in Section 13(f) of the Tax Benefits Preservation Plan at which time the Rights are terminated, (iv) the time at which the Board determines that the NOLs are utilized in all material respects or that an ownership change under Section 382 would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes and (v) the close of business on July 1, 2029. The Board plans to request stockholder approval for the third amendment to the Tax Benefits Preservation plan at the 2027 Annual Meeting of Stockholders.

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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
10. Revenues

The following table disaggregates the Company’s revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Oil	$31,561	$22,415	$87,959	$58,251
Natural gas	9,275	8,517	32,174	29,938
NGL	13,580	8,890	35,177	28,768
Total revenues	$54,416	$39,822	$155,310	$116,957

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

Revenues Receivable. The Company records an asset in accounts receivable, net on its condensed consolidated balance sheets for revenues receivable from contracts with purchasers at the end of each period. Pricing for revenues receivable is estimated using current month crude oil, natural gas and NGL prices, net of deductions. Revenues receivable on operated properties are typically collected the month after the Company delivers the related production to its purchaser. As of September 30, 2026, and December 31, 2025 and 2024, the Company had revenues receivable of $24.7 million, $16.7 million and $15.3 million, respectively. The Company did not record any credit losses on revenues receivable nor write-offs during the three and nine months ended September 30, 2026 or 2025, as the Company’s purchasers of oil, natural gas and NGL have had no issues of payment collectability or lack of creditworthiness with the Company.

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
11. Earnings per Share

The following table summarizes the calculation of weighted average shares of common stock outstanding used in the computation of diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares	Earnings per Share

	(In thousands, except per share amounts)
Three Months Ended September 30, 2026
Basic earnings per share	$30,615	37,044	$0.83
Effect of dilutive securities
Restricted stock units	—	65
Restricted stock awards	—	4
Performance share units(1)	—	—
Stock options	—	76
Deferred stock units	—	1
Diluted earnings per share(2)	$30,615	37,190	$0.82
Three Months Ended September 30, 2025
Basic earnings per share	$15,953	36,671	$0.44
Effect of dilutive securities
Restricted stock units	—	22
Restricted stock awards	—	12
Performance share units(1)	—	—
Stock options	—	3
Diluted earnings per share(2)	$15,953	36,708	$0.43

Nine Months Ended September 30, 2026
Basic earnings per share	$75,978	36,908	$2.06
Effect of dilutive securities
Restricted stock units	—	95
Restricted stock awards	—	29
Performance share units(1)	—	—
Stock options	—	82
Deferred stock units	—	1
Diluted earnings per share(2)	$75,978	37,115	$2.05
Nine Months Ended September 30, 2025
Basic earnings per share	$48,560	36,789	$1.32
Effect of dilutive securities
Restricted stock units	—	42
Restricted stock awards	—	17
Performance share units(1)	—	—
Stock options	—	—
Diluted earnings per share(2)	$48,560	36,848	$1.32
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

SANDRIDGE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

12. Subsequent Events

On November 3, 2026, the Board declared a dividend of $0.13 per share of the Company’s common stock, which stockholders can elect to receive in cash or additional shares of common stock by enrolling in the Company’s previously announced Dividend Reinvestment Plan, payable on November 30, 2026 to stockholders of record on November 19, 2026.
Subsequent to September 30, 2026, the Company entered into the following oil derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume (Bbl)	Weighted Average Price Per Barrel
January 2027 - June 2027	Producer Costless Collars	NYMEX WTI	475	$80.00 Put / $100.00 Call

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

The financial information with respect to the three and nine months ended September 30, 2026 and 2025, discussed below, is unaudited. In the opinion of management, this information contains all adjustments, which consist only of normal recurring adjustments unless otherwise disclosed, necessary to state fairly the accompanying unaudited condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

We are an independent oil and natural gas company with a principal focus on acquisition, development and production activities in the U.S. Mid-Continent region (“Mid-Con”).

The charts below show production by product and percent revenues for the three and nine months ended September 30, 2026 and 2025:

Total Production (MBoe)
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
1,922
370
953
599
1,745
344
832
569
5,390
1,051
2,676
1,663
4,971
884
2,419
1,668
Q3 2026
Q3 2025
Nine Mo. Ended Sept. 30, 2026
Nine Mo. Ended Sept. 30, 2025
Oil
Natural Gas
NGL

Total MBoe production for the three months ended September 30, 2026 was comprised of approximately 19.3% oil, 49.6% natural gas and 31.1% NGL compared to 19.7% oil, 47.7% natural gas and 32.6% NGL in the third quarter of 2025. Total MBoe production for the nine months ended September 30, 2026 was comprised of approximately 19.5% oil, 49.6% natural gas and 30.9% NGL compared to 17.8% oil, 48.6% natural gas and 33.6% NGL in the same period of 2025.

Recent Events

•In August 2026, we closed the previously announced acquisition of certain producing assets and leasehold interests in the Cherokee Play of the Mid-Continent region for $47.9 million in cash consideration, before customary post-closing adjustments, and three contingent earn-out payments of $2.0 million each, based on the average daily spot price for West Texas Intermediate crude oil exceeding certain price thresholds beginning July 1, 2026 and ending December 31, 2027.

Outlook

We remain committed to growing the value of our asset base in a safe, responsible and efficient manner, while prudently allocating capital to high-return, growth projects. Currently, these projects include: (1) one-rig development in the Cherokee Play; (2) evaluation of accretive merger and acquisition opportunities, with consideration of our strong balance sheet and commitment to our capital return program; (3) production optimization program through artificial lift conversions to more efficient and cost-effective systems; and (4) a leasing program that will bolster future development and extend development in our Cherokee assets. We are developing our term acreage in the Cherokee Play, and our total leasehold position, inclusive of the Cherokee, NW Stack and legacy assets, is approximately 95% held by production, which cost-effectively maintains our development option over a reasonable tenor. We will continue to monitor forward-looking commodity prices, project results, costs, impacts of tariffs and other factors that could influence returns and cash flows, and will adjust our program accordingly, to include curtailment of capital activity and wells, if needed, or conversely, well reactivations in higher commodity price environments. These and other factors, including reasonable reinvestment rates, maintaining our cash flows and prioritizing our regular-way dividend, will continue to shape our development decisions for the remainder of the year and beyond.

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

	Three-month periods ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
NYMEX Oil (per Bbl)	$87.12	$95.65	$72.74	$59.62	$65.78
NYMEX Natural gas (per Mcf)	$2.98	$3.06	$4.89	$3.87	$3.15

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

Revenues

Consolidated revenues are presented in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Oil	$31,561	$22,415	$9,146	$87,959	$58,251	$29,708
Natural gas	9,275	8,517	758	32,174	29,938	2,236
NGL	13,580	8,890	4,690	35,177	28,768	6,409
Total revenues	$54,416	$39,822	$14,594	$155,310	$116,957	$38,353

Oil, Natural Gas and NGL Production and Pricing

Our production and pricing information is shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2026	2025	Change	2026	2025	Change
Production data
Oil (MBbls)	370	344	26	1,051	884	167
Natural gas (MMcf)	5,714	4,993	721	16,051	14,513	1,538
NGL (MBbls)	599	569	30	1,663	1,668	(5)
Total volumes (MBoe)	1,922	1,745	177	5,390	4,971	419
Average daily total volumes (MBoe/d)	20.9	19.0	1.9	19.7	18.2	1.5
Average prices—as reported(1)
Oil (per Bbl)	$85.27	$65.23	$20.04	$83.67	$65.91	$17.76
Natural gas (per Mcf)	$1.62	$1.71	$(0.09)	$2.00	$2.06	$(0.06)
NGL (per Bbl)	$22.68	$15.61	$7.07	$21.15	$17.24	$3.91
Total (per Boe)	$28.32	$22.82	$5.50	$28.82	$23.53	$5.29
Average prices—including impact of derivative contract settlements
Oil (per Bbl)	$81.93	$66.15	$15.78	$78.98	$66.68	$12.30
Natural gas (per Mcf)	$2.02	$2.15	$(0.13)	$2.33	$2.29	$0.04
NGL (per Bbl)	$22.74	$15.82	$6.92	$21.18	$17.24	$3.94
Total (per Boe)	$28.87	$24.34	$4.53	$28.88	$24.33	$4.55
__________________
(1)     Prices represent actual average sales prices for the periods presented and do not include effects of derivative settlements.

Variances in oil, natural gas and NGL revenues attributable to changes in the average prices received for our production and total production volumes sold are shown in the table below (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
2025 oil, natural gas and NGL revenues	$39,822	$116,957
Change due to production volumes	4,095	16,983
Change due to average prices	10,499	21,370
2026 oil, natural gas and NGL revenues	$54,416	$155,310

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

Lease operating expenses	$11,049	$10,911	$138	$32,138	$28,384	$3,754
Production, ad valorem, and other taxes	3,297	2,155	1,142	9,528	7,412	2,116
Depreciation and depletion—oil and natural gas	13,032	9,400	3,632	33,346	26,106	7,240
Depreciation and amortization—other	1,600	1,638	(38)	4,847	4,853	(6)
Total operating expenses	$28,978	$24,104	$4,874	$79,859	$66,755	$13,104

Lease operating expenses ($/Boe)	$5.75	$6.25	$(0.50)	$5.96	$5.71	$0.25
Production, ad valorem, and other taxes ($/Boe)	$1.72	$1.23	$0.49	$1.77	$1.49	$0.28
Depreciation and depletion—oil and natural gas ($/Boe)	$6.78	$5.39	$1.39	$6.19	$5.25	$0.94
Production, ad valorem, and other taxes (% of oil, natural gas and NGL revenue)	6.1%	5.4%	0.7%	6.1%	6.3%	(0.2)%

Lease operating expenses for the three months ended September 30, 2026 were comparable to the three months ended September 30, 2025 and decreased on a Boe basis due to an increase in production volumes as a result of our drilling program and acquisition in the Cherokee Play of the Mid-Continent region. Lease operating expenses for the nine months ended September 30, 2026 increased in total and per Boe compared to the nine months ended September 30, 2025 primarily due to a $2.1 million one-time non-cash adjustment during the nine months ended September 30, 2025 of an operating accrual dating back to our emergence from bankruptcy (see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for further information). This increase was partially offset by a decrease in workover costs.

Production, ad valorem, and other taxes for the three and nine months ended September 30, 2026 increased in total compared with the three and nine months ended September 30, 2025 primarily due to higher average crude oil and NGL commodity prices, sales volumes, and related revenues. Production, ad valorem, and other taxes per Boe increased for the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025 primarily due to higher average crude oil and NGL commodity prices.

The increase in depreciation and depletion for oil and natural gas properties for the three and nine months ended September 30, 2026 versus the same periods in 2025 was primarily the result of increases in sales volumes and our depletion rate which was due in part to our 2026 development activity and acquisition in the Cherokee Play which increased production and the capitalized cost of our proved properties.

Impairment

A ceiling limitation calculation is performed at the end of each quarter. If the full cost pool balance exceeds the ceiling limitation, an impairment of the full cost pool is required. Calculation of the full cost ceiling test is based on, among other factors, trailing twelve-month first-day-of-the-month index prices (“SEC prices”) as adjusted for price differentials and other contractual arrangements. The SEC prices utilized in the calculation of proved reserves included in the full cost ceiling test at September 30, 2026 were $75.79 per barrel of oil and $3.62 per MMBtu of natural gas, before price differential adjustments.

The ceiling limitation was not exceeded; therefore, no full cost ceiling limitation impairments were recorded during the three or nine months ended September 30, 2026 or 2025. Full cost pool ceiling limitation impairments have no impact to our cash flow or liquidity.

Based on the SEC prices over the trailing ten months ended October 31, 2026, as well as two months of NYMEX strip pricing for November and December of 2026 as of October 29, 2026, we estimate the SEC prices utilized in the December 31, 2026 full cost ceiling test may be $85.33 per barrel of oil and $3.41 per MMBtu of natural gas (the "estimated fourth quarter prices"). Applying these estimated fourth quarter prices, and holding all other inputs constant to those used in the calculation of our September 30, 2026 ceiling test, we expect that no full cost ceiling limitation impairment is indicated for the fourth quarter of 2026.

Any actual full cost ceiling limitation impairment recognized in future quarters may fluctuate significantly from projected amounts based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, lower NGL pricing, changes in estimated future development costs and operating expenses, and other adjustments to our levels of proved reserves.

Other Operating Expenses

Other operating expenses consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

General and administrative	$3,139	$2,737	$402	$9,896	$9,618	$278
Restructuring expenses	176	305	(129)	308	757	(449)
(Gain) loss on derivative contracts	6,392	(2,364)	8,756	5,696	(5,936)	11,632
Other operating (income) expense	1	—	1	8	—	8
Total other operating expenses	$9,708	$678	$9,030	$15,908	$4,439	$11,469

General and administrative expenses increased for the three months ended September 30, 2026 versus the same period in 2025 primarily as a result of increased professional fees and other costs. General and administrative expenses for the nine months ended September 30, 2026 were consistent with the same period in 2025.

The following table summarizes derivative activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

(Gain) loss on commodity derivatives	$4,914	$(2,364)	$4,218	$(5,936)
(Gain) loss on Contingent Consideration	1,478	—	1,478	—
(Gain) loss on derivative contracts	$6,392	$(2,364)	$5,696	$(5,936)

Settlement gains (losses) on derivative contracts	$1,055	$2,661	$338	$3,980

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

Other Income (Expense)

Our other income (expense) is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income (expense)
Interest income (expense), net	$666	$916	$2,215	$2,803
Other income (expense), net	1	(3)	2	(6)
Total other income	$667	$913	$2,217	$2,797

Interest income, net during the three and nine month periods ended September 30, 2026 and 2025 is primarily comprised of interest income on cash deposits.

Income Tax (Benefit) Expense

We recorded a deferred federal and state income tax benefit totaling $14.2 million for the three and nine months ended September 30, 2026, which directly relates to our partial valuation allowance release. We anticipate being able to utilize additional deferred tax assets based on the generation of future income, and therefore we released an additional valuation allowance of $14.2 million on our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2026, our cash and cash equivalents, including restricted cash, was $70.0 million. We expect our cash on hand and cash from operations to be adequate to meet our short and long-term liquidity needs. We had no outstanding term or revolving debt obligations as of September 30, 2026.

Working Capital and Sources and Uses of Cash

Our principal sources of liquidity for the next year include cash flows from operations and cash on hand.

A decrease in cash and cash equivalents due primarily to capital expenditures, acquisitions of oil and natural gas assets, and cash dividends was the primary driver of the decrease in working capital to $38.3 million at September 30, 2026 compared to $79.8 million at December 31, 2025.

Cash Flows

Our cash flows from operations are substantially dependent on current and future prices for oil, natural gas and NGL, which historically have been, and may continue to be, volatile. Cash flows from operations are also affected by timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Our cash flows are presented in the following table and discussed below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$94,326	$68,450
Cash flows used in investing activities	(116,525)	(46,128)
Cash flows used in financing activities	(20,134)	(19,246)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(42,333)	$3,076

Cash Flows from Operating Activities

The increase in cash flows from operations for the nine months ended September 30, 2026 compared to the same period in 2025 is primarily due to an increase in revenues from higher average oil and NGL prices and higher sales volumes from our development program and the August 2026 acquisition in the Cherokee Play of the Mid-Continent region.

Cash Flows from Investing Activities

Capital expenditures, acquisitions of oil and natural gas properties, and proceeds from sale of assets are summarized below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Drilling, completion, and capital workovers	$57,292	$46,246
Leasehold and geophysical	3,435	4,392
Capital expenditures (on an accrual basis)	60,727	50,638
Acquisition of oil and natural gas assets	56,775	7,790
Capital expenditures, including acquisitions	117,502	58,428
Changes in accounts payable and accrued expenses	988	(9,274)
Inventory material transfers to oil and natural gas properties	—	(3)
Total cash paid for capital expenditures	118,490	49,151
Proceeds from sale of assets	(1,965)	(785)
Total	$116,525	$48,366

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026 consisted of $18.9 million in cash dividends, $0.6 million of cash used for tax withholdings paid in exchange for shares withheld on employee vested stock awards that were settled by net exercise, and finance lease payments of $0.6 million. Since 2023, the Company has paid cash dividends totaling $188.7 million and issued 0.3 million shares in lieu of cash dividends under the Dividend Reinvestment Plan, which represents $3.70 per share in special dividends and $1.48 per share in quarterly dividends for a total of $5.18 per share in total dividends. Cash used in financing activities for the nine months ended September 30, 2025 consisted primarily of $12.0 million in cash dividends and $6.4 million in repurchases of common stock. Net exercises of stock awards allows the holder of a stock award to tender back to us a number of shares at fair value upon the vesting of such stock award that equals the employee payroll tax obligation due. We then remit a cash payment to the relevant taxing authority on behalf of the employee for their payroll tax obligations resulting from the vesting of their stock award.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2026, our contractual obligations included asset retirement obligations, leases and other individually insignificant obligations. Additionally, we have certain financial instruments representing potential commitments that were incurred in the normal course of business to support our operations, including surety bonds. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the surety bonds or other instruments.

There were no other significant changes in total contractual obligations and off-balance sheet arrangements from those reported in the 2025 Form 10-K.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K. For a discussion of recent accounting pronouncements, newly adopted and recent accounting pronouncements not yet adopted, see “Note 1—Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. We did not have any material changes in critical accounting policies, estimates, judgments and assumptions during the first nine months of 2026.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

General

This discussion provides information about the financial instruments we have historically used to manage commodity prices. All contracts were settled in cash and did not require the actual delivery of a commodity at settlement. Additionally, our exposure to credit risk is discussed.

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

We have used, and may use, a variety of commodity-based derivative contracts, including fixed price swaps, basis swaps and collars. As of September 30, 2026, the Company's open derivative contracts consisted of oil, natural gas, and NGL commodity derivative contracts as follows:

	Period	Index	Daily Volume	Weighted Average Price
Oil (Bbl)
Fixed Price Swaps
	October 2026 - December 2026	NYMEX WTI	700	$75.18
	January 2027 - December 2027	NYMEX WTI	200	$65.00
Producer Costless Collars
	October 2026 - December 2026	NYMEX WTI	1,255	$62.57 Put / $84.41 Call
Natural Gas (MMBtu)
Fixed Price Swaps
	October 2026 - December 2026	NYMEX Henry Hub	14,400	$4.18
Producer Costless Collars
	October 2026 - December 2026	NYMEX Henry Hub	4,500	$3.35 Put / $5.35 Call
NGL (Bbl)
Fixed Price Swaps
	October 2026 - December 2026	Mont Belvieu OPIS	490	$54.34
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

In addition, in connection with the August 2026 acquisition of certain producing assets and leasehold interests in the Cherokee Play of the Mid-Continent region, we are required to pay up to three contingent earn-out payments of $2.0 million each based on the average daily spot price for WTI crude oil exceeding certain price thresholds beginning July 1, 2026 and ending December 31, 2027. As of September 30, 2026, the fair value of this Contingent Consideration was a $3.6 million liability. Changes in fair value are measured based on a Monte Carlo simulation model at the end of each period, and such changes are recognized as gains or losses in current period earnings.

The following table summarizes derivative activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Gain) loss on commodity derivatives	$4,914	$(2,364)	$4,218	$(5,936)
(Gain) loss on Contingent Consideration	1,478	—	1,478	—
(Gain) loss on derivative contracts	$6,392	$(2,364)	$5,696	$(5,936)

Settlement gains (losses) on derivative contracts	$1,055	$2,661	$338	$3,980

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table presents a summary of share repurchases made by the Company during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)(2)
July 1, 2026 - July 31, 2026	—	$—	—	$68.3
August 1, 2026 - August 31, 2026	—	$—	—	$68.3
September 1, 2026 - September 30, 2026	1,578	$14.37	—	$68.3
	1,578		—

(1) Includes 1,578 shares of common stock tendered by employees in order to satisfy tax withholding requirements upon vesting of their stock awards. Shares withheld are initially recorded as treasury shares, then immediately retired.

(2) In May 2023, the Company's Board of Directors approved the initiation of a share repurchase program authorizing the Company to purchase up to an aggregate of $75.0 million of the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined under Item 408(a) of Regulation S-K.

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

SandRidge Energy, Inc.

Date: November 5, 2026	By:	/s/ Jonathan Frates
Jonathan Frates Executive Vice President and Chief Financial Officer (Principal Financial Officer)